Form 10-Q
period 1997-06-30
SECURITY CAPITAL GROUP INC/
filed 1997-08-14
CIK 923687

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-22455

                      SECURITY CAPITAL GROUP INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              36-3692698
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


   125 LINCOLN AVENUE, SANTA FE, NEW                    87501
                MEXICO                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (505) 982-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days. Yes    No  X
                                     ---    ---

The number of shares outstanding of the Registrant's common stock as of August
                                 8, 1997 was:

            Class A Common Shares, $.01 par value--1,327,070 shares
                  Class B Common Shares, $.01 par value--0 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITY CAPITAL GROUP INCORPORATED

                                     INDEX

                                                                         PAGE
                                                                       NUMBER(S)
                                                                       ---------
 PART I.  FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets--June 30, 1997 and December 31,
           1996 ......................................................       1
          Consolidated Statements of Operations--Three and six months
           ended June 30, 1997 and 1996...............................       2
          Consolidated Statement of Shareholders' Equity--Six months
           ended June 30, 1997........................................       3
          Consolidated Statements of Cash Flows--Six months ended June
           30, 1997 and 1996..........................................       4
          Notes to Consolidated Financial Statements..................    5-15
          Report of Independent Public Accountants....................      16
  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   17-24
 PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.........      25
  Item 6. Exhibits....................................................      25

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,    DECEMBER 31,
                                                      1997          1996
                                                   -----------  ------------
                                                   (UNAUDITED)   (AUDITED)
                                                        (IN THOUSANDS)
                      ASSETS
Investments, at equity:
  Security Capital Industrial Trust............... $  542,802    $  548,194
  Security Capital Pacific Trust..................    381,832       374,317
  Security Capital U.S. Realty....................    626,376       516,426
                                                   ----------    ----------
                                                    1,551,010     1,438,937
                                                   ----------    ----------
Real estate, less accumulated depreciation, held
 by:
  Security Capital Atlantic Incorporated..........  1,184,691     1,116,069
  Homestead Village Incorporated..................    391,254       249,304
                                                   ----------    ----------
                                                    1,575,945     1,365,373
                                                   ----------    ----------
Investments in publicly traded real estate
 securities, at market value......................    107,127        10,247
                                                   ----------    ----------
Total real estate investments.....................  3,234,082     2,814,557
Cash and cash equivalents.........................     16,506        23,662
Other assets......................................    159,807        91,065
                                                   ----------    ----------
    Total assets.................................. $3,410,395    $2,929,284
                                                   ==========    ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Lines of credit................................. $  386,250    $  262,000
  Mortgage notes payable..........................    298,006       257,099
  Convertible debt................................  1,038,268       940,197
  Accrued interest on convertible debt............     50,197        42,450
  Accounts payable and accrued expenses...........     85,599        83,427
  Deferred income taxes...........................     47,095        30,872
                                                   ----------    ----------
    Total liabilities.............................  1,905,415     1,616,045
                                                   ----------    ----------
  Minority interests..............................    475,909       394,537
SHAREHOLDERS' EQUITY:
  Class A common shares, $.01 par value;
   20,000,000 shares authorized, 1,327,150 and
   1,209,009 shares issued and outstanding in 1997
   and 1996, respectively.........................         13            12
  Class B common shares, $.01 par value;
   229,861,000 shares authorized; no shares issued
   and outstanding................................        --            --
  Series A Preferred shares, $.01 par value;
   139,000 shares issued and outstanding in 1997
   and 1996; stated liquidation preference of
   $1,000 per share...............................    139,000       139,000
  Additional paid-in capital......................  1,093,392       985,392
  Accumulated deficit.............................   (203,334)     (205,702)
                                                   ----------    ----------
    Total shareholders' equity....................  1,029,071       918,702
                                                   ----------    ----------
    Total liabilities and shareholders' equity.... $3,410,395    $2,929,284
                                                   ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                              1997           1996           1997         1996
                          -------------  -------------  ------------ ------------
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
INCOME:
Equity in earnings of:
  Security Capital
   Industrial Trust.....  $      10,149  $       5,739  $     17,659 $     11,444
  Security Capital
   Pacific Trust........         10,702          8,459        25,326       15,815
  Security Capital U.S.
   Realty...............         18,197         10,577        35,098       12,479
Rental revenues.........         54,654         32,876       105,321       63,685
Services Division
 revenues from related
 parties................         26,048         18,245        49,018       33,653
Other income............          6,212          2,153         7,571        2,512
                          -------------  -------------  ------------ ------------
                                125,962         78,049       239,993      139,588
                          -------------  -------------  ------------ ------------
EXPENSES:
Rental expenses.........         21,413         12,599        41,370       25,234
Services Division
 expenses...............         21,148         15,986        42,472       32,805
Depreciation and
 amortization...........          9,899          5,610        18,726       11,131
Interest expense--
 convertible debt.......         27,958         22,709        54,623       45,000
Interest expense--other
 obligations............          5,837          4,622        12,010       11,204
General, administrative
 and other..............         23,870          8,742        35,571       14,396
                          -------------  -------------  ------------ ------------
                                110,125         70,268       204,772      139,770
                          -------------  -------------  ------------ ------------
Earnings (loss) before
 income taxes and
 minority interests.....         15,837          7,781        35,221         (182)
Provision for income
 taxes..................          7,778          2,802        16,223        2,802
Minority interests in
 net earnings of
 subsidiaries...........          6,433          3,381        11,417        5,272
                          -------------  -------------  ------------ ------------
Net earnings (loss).....          1,626          1,598         7,581       (8,256)
Less Series A Preferred
 Share dividends........          2,607          2,606         5,213        2,606
                          -------------  -------------  ------------ ------------
Net earnings (loss)
 attributable to common
 shares and common
 equivalent shares......  $        (981) $      (1,008) $      2,368 $    (10,862)
                          =============  =============  ============ ============
Weighted average common
 shares and common
 equivalent shares
 outstanding............      1,297,066      1,019,230     1,355,349    1,007,009
                          =============  =============  ============ ============
Net earnings (loss) per
 common share and common
 equivalent share.......  $        (.76) $        (.99) $       1.75 $     (10.79)
                          =============  =============  ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997

                                                    SERIES A
                                                    PREFERRED
                                                    SHARES AT
                                          COMMON    AGGREGATE  ADDITIONAL                  TOTAL
                          COMMON SHARES  SHARES AT LIQUIDATION  PAID-IN    ACCUMULATED SHAREHOLDERS'
                          OUTSTANDING(A) PAR VALUE PREFERENCE   CAPITAL      DEFICIT      EQUITY
                          -------------- --------- ----------- ----------  ----------- -------------
                                                (IN THOUSANDS, EXCEPT SHARES)
Balances at December 31,
 1996 (Audited).........    1,209,009     $12.090   $139,000   $  985,392   $(205,702)  $  918,702
 Issuance of common
  shares................      111,970       1.119        --       103,148         --       103,149
 Interest Reinvestment
  Plans.................        3,741       0.037        --         4,624         --         4,624
 Exercise of stock
  options...............        3,292       0.033        --         1,008         --         1,008
 Repurchase of common
  shares................         (862)     (0.009)       --        (1,006)        --        (1,006)
 Income tax benefit from
  stock options
  exercised.............          --          --         --           226         --           226
 Net earnings...........          --          --         --           --        7,581        7,581
 Series A Preferred
  Share dividends.......          --          --         --           --       (5,213)      (5,213)
                            ---------     -------   --------   ----------   ---------   ----------
Balances at June 30,
 1997 (Unaudited).......    1,327,150     $13.270   $139,000   $1,093,392   $(203,334)  $1,029,071
                            =========     =======   ========   ==========   =========   ==========

--------
(a) At June 30, 1997, common shares outstanding represent Class A Common
    Shares.


  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net earnings (loss)...............................  $      7,581  $     (8,256)
 Adjustments to reconcile net earnings (loss) to
  cash flows provided by operating activities:
 Provision for deferred income taxes...............        16,223         2,802
 Minority interests................................        11,417         5,272
 Equity in earnings of unconsolidated investees....       (78,083)      (39,738)
 Distributions from unconsolidated investees.......        40,855        36,855
 Depreciation and amortization.....................        18,726        11,131
 Other.............................................         4,221           666
 Increase in other assets..........................       (12,459)       (6,291)
 Increase in accrued interest on convertible debt..         7,747         8,607
 Increase in accounts payable and accrued
  expenses.........................................         1,203        20,842
                                                     ------------  ------------
 Net cash flows provided by operating activities...        17,431        31,890
                                                     ------------  ------------
INVESTING ACTIVITIES:
 Real estate properties............................      (227,265)     (151,017)
 Disposition of real estate properties.............        11,873        14,651
 Investment in shares of:
   Security Capital U.S. Realty....................       (74,852)     (179,746)
   Strategic Hotel Capital Incorporated............       (22,642)          --
   Security Capital Preferred Growth Incorporated..        (5,000)          --
 Purchases of publicly traded real estate
  securities, net..................................       (93,580)          --
 Purchase of Homestead Village Incorporated
  warrants.........................................       (18,654)          --
 Other.............................................       (21,415)       (5,799)
                                                     ------------  ------------
 Net cash flows used in investing activities.......      (451,535)     (321,911)
                                                     ------------  ------------
FINANCING ACTIVITIES:
 Proceeds from lines of credit.....................  $    415,750  $    315,500
 Payments on lines of credit.......................      (291,500)     (365,000)
 Proceeds from mortgage notes payable..............        41,250         5,000
 Principal payments on mortgage notes payable......          (753)         (480)
 Proceeds from issuance of convertible debt........        98,097        52,520
 Repurchase of convertible debt....................           (26)       (7,412)
 Proceeds from issuance of common shares, net of
  expenses.........................................       102,181        51,390
 Repurchase of common shares.......................        (1,006)       (8,504)
 Proceeds from issuance of preferred shares........           --        139,000
 Distributions paid to minority interest holders...       (14,285)       (7,749)
 Proceeds from issuance of common shares to
  minority interest holders........................        82,969       119,090
 Preferred dividends paid..........................        (5,213)          --
 Other.............................................          (516)       (2,762)
                                                     ------------  ------------
 Net cash flows provided by financing activities...       426,948       290,593
                                                     ------------  ------------
 Net increase (decrease) in cash and cash
  equivalents......................................        (7,156)          572
 Cash and cash equivalents, beginning of period....        23,662        13,708
                                                     ------------  ------------
 Cash and cash equivalents, end of period..........  $     16,506  $     14,280
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)


(1) GENERAL

  Security Capital Group Incorporated (Security Capital) engages in real estate research, investment and management. Its strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various operating and other entities (the Capital Division) (see note 3) and provides various management and financial services through a Services Division (see note 2). The Capital Division invests in real estate-related companies with the objective of generating capital gains and growing dividends. The Services Division provides strategic guidance, research, investment analysis, acquisition and development services, asset management, property management, capital markets services and legal and accounting services for the companies in which Security Capital and its affiliates have invested. Security Capital is a Maryland corporation.

  The accompanying consolidated financial statements include the results of Security Capital, its majority-owned Capital Division subsidiaries (Security Capital Atlantic Incorporated, Homestead Village Incorporated, and Security Capital Employee REIT Fund Incorporated) and its wholly-owned Services Division subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest is comprised of the minority shareholders of Security Capital Atlantic Incorporated, Homestead Village Incorporated, and Security Capital Employee REIT Fund Incorporated. Security Capital accounts for its 20% or greater (but not more than 50%) owned investees by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

  The consolidated financial statements of Security Capital as of June 30, 1997 are unaudited and, pursuant to the rules of the Securities and Exchange Commission (SEC), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1996 consolidated financial statements.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1996 consolidated financial statements and notes to consolidated financial statements for the interim periods presented in order to conform to the 1997 presentation. The results of operations for the three- and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) SERVICES DIVISION

 REIT Managers and Property Managers

  Certain Security Capital Services Division subsidiaries, under the terms of separate agreements, manage the operations of the separate REITs (REIT Managers) and provide property management services to those REITs

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)

(Property Managers). Each REIT Manager is paid a REIT management fee based on a percentage of the REIT's pre-management fee cash flow, after deducting actual and assumed regularly scheduled principal payments for long-term debt and dividends paid on non-convertible preferred shares, as defined in the REIT Management Agreements. The fee is generally 16% of cash flow, as so defined, of the REIT. Property management fees are at market rates and are paid separately to Security Capital's property management subsidiaries. The REIT and Property Management Agreements are generally one year in term, renewable annually by the REIT and cancelable upon sixty days notice.

  In late January 1997, Security Capital made a proposal to Security Capital Industrial Trust (SCI), Security Capital Pacific Trust (PTR) and Security Capital Atlantic Incorporated (ATLANTIC) to exchange the REIT and Property Managers for additional shares of the respective REITs. As a result of the proposed transactions, each of the REITs would become internally managed. The board of directors or trustees of each REIT appointed a special committee comprised of independent directors or trustees to review the proposed transaction.

  On March 24, 1997, the board of trustees or directors of SCI, PTR, and ATLANTIC each unanimously approved an agreement with Security Capital to exchange its REIT common stock for Security Capital's REIT management and property management companies (the mergers). The transactions, subject to approval by the shareholders of Security Capital, SCI, PTR, and ATLANTIC, are expected to be consummated during the third quarter of 1997. Shareholders of Security Capital approved the transactions in the second quarter of 1997. Under the terms of the agreement, SCI, PTR, and ATLANTIC will issue $81,870,626 (3,692,023 shares), $75,838,457 (3,295,533 shares) and $54,608,549
(2,306,591 shares) of their common stock, respectively, in exchange for Security Capital's REIT management and property management companies and operating systems.

  In order to allow existing common shareholders to maintain their relative ownership interests, SCI, PTR and ATLANTIC commenced rights offerings on August 8, 1997 to their respective shareholders and Security Capital agreed not to exercise or sell its rights in such offerings. Also, as part of the transactions, Security Capital will issue registered warrants to acquire $250 million of Class B shares to the common and convertible preferred shareholders and unitholders of limited partnerships of SCI, PTR and ATLANTIC. The warrants are expected to be publicly traded and have a term of twelve months.

  On April 29, 1997 Security Capital filed a registration statement with the SEC covering its initial public offering of Class B shares, which is expected to be effective in the third quarter of 1997.

  In connection with the proposed exchange of the REIT and Property Managers for additional shares of the respective REITs and the issuance of warrants to purchase Class B shares as described above, Security Capital filed three registration statements with the SEC (one for each of the merger transactions). Each of these registration statements was declared effective by the SEC on August 5, 1997.

 Operating Advisor

  Another Services Division subsidiary domiciled in Luxembourg (Operating Advisor) advises on all investment and operational activities of Security Capital U.S. Realty, a Luxembourg corporation (USREALTY). The Operating Advisor is paid a management fee of 1.25% of USREALTY's investments at fair value (other than liquid short-term investments and investments in Security Capital).

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)

(3) REAL ESTATE INVESTMENTS

  Security Capital holds investments at June 30, 1997 through its wholly-owned subsidiary, SC Realty Incorporated (SC Realty), as follows:

  . Security Capital Industrial Trust (SCI), a publicly held REIT, acquires, develops, operates and owns distribution facilities throughout the United States and in Mexico and Europe. At June 30, 1997 and December 31, 1996, Security Capital owned 44.07% and 46.00%, respectively, of the issued and outstanding common shares of beneficial interest of SCI. Security Capital accounts for its investment in SCI by the equity method.

  . Security Capital Pacific Trust (PTR), a publicly held REIT, primarily owns, develops, acquires and operates income-producing multifamily properties in the western United States. At June 30, 1997 and December 31, 1996, Security Capital owned 34.51% and 36.28%, respectively, of the issued and outstanding common shares of beneficial interest of PTR. Security Capital accounts for its investment in PTR by the equity method.

  . Security Capital Atlantic Incorporated (ATLANTIC), a publicly held REIT, owns, acquires, develops and operates income-producing multifamily properties in the southeastern United States. At June 30, 1997 and December 31, 1996, Security Capital owned 51.34% and 56.86%, respectively, of the issued and outstanding common shares of ATLANTIC. Security Capital consolidates ATLANTIC's accounts in the accompanying consolidated financial statements.

  . Security Capital U.S. Realty (USREALTY) is a Luxembourg real estate corporation formed with the sponsorship of Security Capital with the objective of becoming one of Europe's preeminent publicly held real estate entities. It principally owns real estate through strategic positions in both public and private real estate operating companies in the United States. During the six months ended June 30, 1997, Security Capital purchased additional common shares of USREALTY at a total cost of $74,852,000. At June 30, 1997 and December 31, 1996 Security Capital owned 31.82% and 39.44%, respectively, of the issued and outstanding common shares of USREALTY. Security Capital accounts for its investment in USREALTY by the equity method.

  . Homestead Village Incorporated (Homestead), a publicly held corporation, is a developer, owner and operator of moderate priced, extended stay lodging properties throughout the United States. During the first six months of 1997, Security Capital exercised $38,000,000 of warrants and purchased 2,171,495 Homestead warrants in the open market for $18,654,000. Unexercised warrants of $10,216,000 (1,557,917 warrants)
     are included in other assets in the accompanying June 30, 1997 consolidated balance sheet. At June 30, 1997 and December 31, 1996, Security Capital owned 65.63% and 59.14%, respectively, of the issued and outstanding common shares of Homestead. Security Capital consolidates Homestead's accounts in the accompanying consolidated financial statements.

  . Security Capital Employee REIT Fund Incorporated (SC-ERF) is a real estate investment fund that invests in securities of publicly traded real estate companies in the United States. During the six months ended June 30, 1997, Security Capital invested $90,073,000 in SC-ERF and reinvested its June 30, 1997 dividend of $2,488,000. Shares of SC-ERF are being offered only to Security Capital, directors, trustees, employees of Security Capital and its affiliates and members of their families and approved 401(k) plans of Security Capital and its affiliates. Security Capital's ownership of SC-ERF's outstanding common shares as of June 30, 1997 and December 31, 1996 was 98.68% and 100%, respectively. Security Capital consolidates SC-ERF's accounts in the accompanying consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)


 . Strategic Hotel Capital Incorporated (SHC), a privately held corporation, was formed in May 1997 and is focused on becoming the preeminent owner of upscale hotel properties on a global basis. Security Capital has committed to invest $200,000,000 of capital in SHC. At June 30, 1997, Security Capital had invested $22,642,000, and two hotels had been purchased by SHC. This investment is included in other assets in the accompanying June 30, 1997 consolidated balance sheet. Security Capital owned 49.65% of SHC's common shares as of June 30, 1997.

 . Security Capital Preferred Growth Incorporated (SC-PG), a private real estate company formed in January 1997, will make intermediate-term investments in undervalued, high-potential real estate operating companies primarily through convertible securities. Security Capital has committed to invest $50,000,000 of capital in SC-PG. As of June 30, 1997 Security Capital has invested $5,000,000. This investment is included in other assets in the accompanying June 30, 1997 consolidated balance sheet. Security Capital owned 20.79% of SC-PG's common shares as of June 30, 1997. An additional $10,000,000 was invested on July 30, 1997.

  Security Capital received dividends from its investees for the six months ended June 30, 1997 and 1996 as follows (in thousands):

                                                                  1997    1996
                                                                 ------- -------
   SCI.......................................................... $23,051 $19,873
   PTR..........................................................  17,804  16,982
   ATLANTIC.....................................................  16,806  16,698
   SC-ERF.......................................................   2,488     --
                                                                 ------- -------
                                                                 $60,149 $53,553
                                                                 ======= =======

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)


  The following summarizes real estate investments of Security Capital's consolidated investees as of June 30, 1997 and December 31, 1996 (in thousands):

                                                             1997       1996
                                                          ---------- ----------
   Multifamily properties (ATLANTIC):
     Operating properties................................ $  968,409 $  952,770
     Developments under construction.....................    250,526    194,587
     Developments in planning............................     15,904      7,795
     Land held for future development....................      2,737      2,083
                                                          ---------- ----------
   Subtotal..............................................  1,237,576  1,157,235
                                                          ---------- ----------
   Extended-stay lodging properties (Homestead):
     Operating properties................................    197,672    129,035
     Developments under construction.....................    170,913    108,691
     Developments in planning............................     27,759     12,256
     Land held for future development....................      1,455      1,448
     Land held for sale..................................      4,561      5,590
                                                          ---------- ----------
   Subtotal..............................................    402,360    257,020
                                                          ---------- ----------
   Total real estate, at cost............................  1,639,936  1,414,255
   Less accumulated depreciation.........................     63,991     48,882
                                                          ---------- ----------
   Total real estate..................................... $1,575,945 $1,365,373
                                                          ========== ==========

  Presented below is the summary statement of earnings information for SCI for the six months ended June 30, 1997 and 1996 (in thousands):

                                                               1997     1996
                                                             -------- --------
   Rental and other income.................................. $148,669 $106,081
   Expenses:
     Rental expenses, net of recoveries.....................   12,825   13,392
     Depreciation and amortization..........................   37,024   27,215
     Interest...............................................   24,558   17,359
     General and administrative, including REIT management
      fee...................................................   14,982   11,426
                                                             -------- --------
                                                               89,389   69,392
                                                             -------- --------
   Net earnings before minority interest....................   59,280   36,689
     Minority interest share in net earnings................    1,835    1,640
                                                             -------- --------
   Net earnings.............................................   57,445   35,049
     Less Preferred Share dividends.........................   17,659   11,368
                                                             -------- --------
   Net earnings attributable to common shares............... $ 39,786 $ 23,681
                                                             ======== ========
   Security Capital share of net earnings................... $ 17,659 $ 11,444
                                                             ======== ========

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)


  Presented below is the summary statement of earnings information for PTR for the six months ended June 30, 1997 and 1996 (in thousands):

                                                               1997     1996
                                                             -------- --------
   Rental and other income.................................. $169,674 $155,429
   Expenses:
     Rental expenses........................................   60,111   61,752
     Depreciation...........................................   24,688   21,242
     Interest...............................................   29,759   13,777
     General and administrative, including REIT management
      fee...................................................   11,775   12,146
                                                             -------- --------
                                                              126,333  108,917
                                                             -------- --------
   Earnings from operations.................................   43,341   46,512
     Gain on sale of investments............................   37,207    8,083
                                                             -------- --------
   Net earnings.............................................   80,548   54,595
     Less Preferred Share dividends.........................    9,840   12,774
                                                             -------- --------
   Net earnings attributable to common shares............... $ 70,708 $ 41,821
                                                             ======== ========
   Security Capital share of net earnings................... $ 25,326 $ 15,815
                                                             ======== ========

  Presented below is the summary statement of earnings information for USREALTY for the six months ended June 30, 1997 and 1996 (in thousands):

                                                                 1997    1996
                                                               -------- -------
   Revenues:
     Dividends................................................ $ 44,651 $ 2,351
     Realized gains...........................................   13,620     408
     Increase in unrealized gains.............................   66,200  30,852
     Other income.............................................    1,364   1,510
                                                               -------- -------
                                                                125,835  35,121
                                                               -------- -------
   Expenses:
     Interest on line of credit...............................    6,577      60
     General and administrative, including advisory fee.......   13,094   2,425
                                                               -------- -------
                                                                 19,671   2,485
                                                               -------- -------
   Net earnings............................................... $106,164 $32,636
                                                               ======== =======
   Security Capital share of net earnings..................... $ 35,098 $12,479
                                                               ======== =======

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)


(4) INDEBTEDNESS

 Lines of Credit:

  At June 30, 1997, Security Capital and its consolidated subsidiaries (ATLANTIC and Homestead), had revolving bank lines of credit. Security Capital has a $400,000,000 revolving line of credit with Wells Fargo Realty Advisors, Incorporated (Wells Fargo) as agent for a group of lenders. The line of credit was increased from $300,000,000 to $400,00,000 on July 22, 1997. The agreement is effective through November 15, 1998 with an option to renew for successive one year periods, with the approval of Wells Fargo and the participating lenders. Borrowings bear interest, at Security Capital's option, at either LIBOR plus 1.50% or a base rate (defined as the higher of Wells Fargo prime rate or the Federal Funds Rate plus .50%) with interest payable monthly in arrears. Commitment fees range from 0.125% to 0.25% per annum based on the average unfunded line of credit balance. Security Capital's line is secured by its holdings in SCI, PTR, ATLANTIC, USREALTY and Homestead, including warrants to purchase shares of Homestead's common stock, as well as any unfunded subscriptions for Security Capital's common stock and convertible subordinated debentures. There were no unfunded subscriptions as of June 30, 1997.

  The Security Capital line of credit is a primary obligation of SC Realty. Security Capital guarantees the line. SC Realty is a legal entity which is separate and distinct from Security Capital and its affiliates, and has separate assets, liabilities, business functions and operations. The outstanding balance on Security Capital's line of credit at June 30, 1997 was $107,500,000.

  On December 18, 1996, ATLANTIC obtained a $350,000,000 unsecured line of credit from Morgan Guaranty Trust Company of New York (Morgan Guaranty), as agent for a group of lenders. Borrowings bear interest at prime, or at ATLANTIC's option, LIBOR plus a margin (1.375% through July 2, 1997 and 1.125% thereafter). ATLANTIC currently pays a commitment fee on the average unfunded line of credit balance ranging from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of Morgan Guaranty and the other participating lenders. The outstanding balance on ATLANTIC's line of credit at June 30, 1997 was $278,750,000.

  On June 30, 1997, ATLANTIC entered into a $25,000,000 short-term, unsecured borrowing agreement with Texas Commerce Bank National Association. The loan matures on June 30, 1998 and bears interest at an overnight rate. There were no borrowings outstanding under this agreement at June 30, 1997.

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, New York Branch (Commerzbank), which provides for borrowings of up to $50,000,000, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 2.5% per annum. Additionally, there is a commitment fee of 0.325% per annum on the average unfunded line of credit balance. The line of credit matures May 1998 and may be extended with the approval of the lenders. There was no outstanding balance on the line of credit as of June 30, 1997.

  Each line requires maintenance of certain financial covenants. Security Capital, SC Realty, ATLANTIC and Homestead were in compliance with all such covenants at June 30, 1997.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)


 Mortgage Notes Payable:

  Mortgage notes payable, which are obligations of ATLANTIC and Homestead, consisted of the following at June 30, 1997 and December 31, 1996 (in thousands):

                                                               1997      1996
                                                             --------  --------
   Mortgage Type
     Conventional fixed rate (a)............................ $ 33,932  $ 34,168
     Tax exempt fixed and variable rate (a).................  121,105   121,622
                                                             --------  --------
                                                              155,037   155,790
                                                             --------  --------
     Convertible fixed rate (b).............................  158,557   112,639
     Less discount..........................................  (15,588)  (11,330)
                                                             --------  --------
                                                              142,969   101,309
                                                             --------  --------
                                                             $298,006  $257,099
                                                             ========  ========

--------
(a) Real estate with an aggregate undepreciated cost at June 30, 1997 of $51,259,000 and $204,518,000 serves as collateral for the conventional mortgage notes payable and the tax exempt mortgages, respectively.
(b) In connection with the October 1996 Homestead spin-out transaction, Homestead executed a funding commitment agreement with PTR which provides borrowing capability in the amount of $199,000,000. Under this funding agreement, Homestead may call for funding from PTR through March 31, 1998 for the development of the projects acquired from PTR in the transaction. As a result of the fundings, PTR will receive convertible mortgage notes in stated amounts of up to $221,000,000. The notes are collaterized by Homestead properties.

  PTR's convertible mortgage notes are convertible into Homestead common stock after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding. None of the mortgage notes were converted as of June 30, 1997.

 Convertible Debt:

  Security Capital's convertible subordinated debentures due June 30, 2014 (the 2014 Convertible Debentures) totaling $715,244,000 at June 30, 1997 and $713,677,000 at December 31, 1996 accrue interest at 12% per annum but require semi-annual cash interest payments at a minimum rate per annum of 3.5%. Interest above the minimum may be paid currently or deferred at the option of Security Capital. Any deferred interest accrues interest at 12% and is due upon maturity. The Board of Directors of Security Capital approved a cash interest payment rate of 10.535% and 9.939% per annum for 1997 and 1996, respectively.

  Security Capital's convertible subordinated debentures due March 29, 2016 (the 2016 Convertible Debentures) totaling $323,024,000 at June 30, 1997 and $226,520,000 at December 31, 1996 accrue interest at 6.5% per annum and require semi-annual interest payments on the last business day of June and December.

  The principal amount of the 2014 and 2016 Convertible Debentures are convertible into Security Capital common stock at $1,046.00 and $1,153.90 per share, respectively, at the option of the holder any time after the earlier to occur of (i) the first anniversary of Security Capital's initial public offering of its common stock, (ii) July 1, 1999 and March 29, 2001 for the 2014 and 2016 Convertible Debentures, respectively, (iii) the

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)

consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital or (iv) notice of redemption of the debentures by Security Capital. On conversion of the 2014 Convertible Debentures, any accrued and unpaid deferred interest shall be deemed to be paid in full upon delivery of the common shares to the debenture holder. Security Capital may redeem the 2014 Convertible Debentures at any time and the 2016 Convertible Debentures may be redeemed at any time after March 29, 1999. To redeem the debentures, Security Capital must provide not less than 60 days nor more than 90 days prior written notice to the holders. The redemption price is par plus any accrued and unpaid interest to the redemption date.

 Interest:

  Security Capital capitalizes interest as part of the cost of real estate projects under development. During the six months ended June 30, 1997 and 1996, the total interest paid on all outstanding debt was $59,663,000 and $49,377,000, respectively, including $13,310,000 and $4,585,000, respectively, which was capitalized. Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan in the case of issuance costs or twelve months in the case of renewal costs. Amortization of deferred financing costs included in interest expense for the six months ended June 30, 1997 and 1996 was $1,464,000 and $1,328,000, respectively.

(5) SHAREHOLDERS' EQUITY

  On April 17, 1997 Security Capital shareholders approved an amended and restated charter which created Class A and Class B Shares. All outstanding common stock as of April 18, 1997 was automatically changed to Class A Shares. All references to Security Capital common stock are to Class A Shares unless otherwise noted (See note 2 regarding registration statements filed with the SEC).

  Included in general, administrative and other expenses is a $6.6 million charge associated with an exchange of Security Capital shares for shares of a corporate entity owned by Security Capital's chairman, whose sole assets were warrants and options to purchase Security Capital shares. The above-described charge represents the value applicable to the holder's ability to defer exercising the warrants and options until 2002 in accordance with their terms.

 Per Share Data:

  Per share data is computed based on weighted average shares outstanding during the period. In the computation of net loss per common share, outstanding options and warrants are not included as common stock equivalents as to do so would have an anti-dilutive effect. In the computation of net earnings per common share, outstanding options and warrants are included as common stock equivalents using the treasury stock method. The conversion of convertible debt and preferred stock into common shares is not assumed as the effect would be anti-dilutive.

  In February 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS No. 128). The new statement is effective December 31, 1997. At that time, Security Capital will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The result would be an increase in earnings per share for the six months ended June 30, 1997 of $.13 per share, with no material effect on the six months ended June 30, 1996 or the three months ended June 30, 1997 and 1996.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)


(6) INCOME TAXES

  Security Capital accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS No. 109). Security Capital files a consolidated federal income tax return. Homestead also accounts for income taxes under SFAS No. 109 and its tax effects are included in Security Capital's consolidated financial statements. Homestead files a separate Federal income tax return. ATLANTIC has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made in Security Capital's consolidated financial statements for federal income taxes for ATLANTIC's operations.

  Security Capital had tax net operating loss carryforwards of approximately $64,000,000 at June 30, 1997. Approximately $20,000,000 of these loss carryforwards relate to the REIT and property management companies that are being sold (see note 2). Security Capital will be unable to use these carryforwards if the transactions are consummated. If not previously utilized, the loss carryforwards will expire beginning 2005 through 2010. Utilization of existing net operating loss carryforwards is limited by IRC Section 382 (limitation on net operating loss carryforwards following ownership change) and the Separate Return Limitation Year (SRLY) rules.

  Security Capital's deferred tax assets relate primarily to its net operating loss carryforwards and such deferred tax assets are completely offset by a valuation allowance. Deferred tax liabilities result from Security Capital's investments in equity method operating companies.

(7) COMMITMENTS AND CONTINGENCIES

  Security Capital and its investees are parties to various claims and routine litigation arising in the ordinary course of business. Based on discussion with legal counsel, Security Capital does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  Security Capital's investees are subject to environmental and health and safety laws and regulations related to the ownership, operation, development and acquisition of real estate. Under such laws and regulations, Security Capital may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Such laws and regulations often impose liability without regard to fault.

  As part of due diligence procedures, Security Capital's investees conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Security Capital's results of operations. Security Capital and its investees are not aware of any environmental condition on any of their properties which is likely to have a material adverse effect on its financial condition or results of operations.

  At June 30, 1997, Security Capital had approximately $264,700,000 of unfunded development commitments for developments under construction. ATLANTIC and Homestead's commitments were $96,700,000 and $168,000,000, respectively.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1997, the FASB released Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. Security Capital already complies with the requirements of the Statement which is effective for periods ending after December 15, 1997.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1997
                                  (UNAUDITED)

  The FASB also released Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group
Incorporated:

  We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of June 30, 1997, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 1997 and 1996, the statement of shareholders' equity for the six-month period ended June 30, 1997 and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of Management. We were furnished with the reports of other accountants on their reviews of the financial statements of Security Capital Pacific Trust, Security Capital Atlantic Incorporated and Homestead Village Incorporated, whose total assets represent 61.7% of the total assets of Security Capital Group Incorporated and subsidiaries as of June 30, 1997 and whose income represent 55.4% and 57.4% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the six-month periods ended June 30, 1997 and 1996, respectively.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 1996, and, in our report dated February 28, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen LLP

Chicago, Illinois
August 11, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Security Capital's consolidated financial statements and the notes thereto in Item 1 of this report.

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause Security Capital's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions that would affect the operating results of its Capital Division investees or the revenues earned by its Services Division subsidiaries and (ii) changes in financial markets and interest rates that could adversely affect Security Capital's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  Security Capital engages in real estate research, investment and management. Security Capital's strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various operating and other entities (the Capital Division) and provides various management and financial services through a Services Division. The Capital Division invests in real estate-related companies with the objective of generating capital gains and growing dividends. The Services Division provides strategic guidance, research, investment analysis, acquisition and development services, asset management, property management, capital markets services and legal and accounting services for the companies in which Security Capital and its affiliates have invested.

  Security Capital obtains income from two sources: (1) its share of earnings in ATLANTIC, PTR, SCI, USREALTY, Homestead and SC-ERF; some of which Security Capital accounts for by the equity method where it owns less than a 50% controlling interest (PTR, SCI and USREALTY) and others of which are consolidated in Security Capital's consolidated financial statements (ATLANTIC, Homestead and SC-ERF); and (2) financial services revenues earned by the Real Estate Research Group, the Investment Research Group and the Financial Services Group and, prior to the proposed mergers (see note 2 to consolidated financial statements), the REIT management and property management companies. Revenues from the Services Division are only reflected in Security Capital's consolidated financial statements if they were earned from investees accounted for by the equity method. Services Division revenues earned from consolidated investees are eliminated in Security Capital's consolidated financial statements. Services Division revenues earned from PTR and SCI have historically been based upon a percentage of the cash flow from operations or a percentage of revenues, as defined in the applicable REIT management and property management agreements, respectively.

  USREALTY, in accordance with generally accepted accounting principles, accounts for its investments at market value or estimated fair value (depending on whether the investment is publicly traded) and reflects changes in such values in its statement of income pursuant to fair value accounting principles. Security Capital accounts for its investment in USREALTY using the equity method and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of USREALTY's investments. USREALTY values its investments in publicly traded companies at market determined by using closing market prices as of the relevant balance sheet date. USREALTY values its investments in private companies at fair value, generally determined at cost, or an appropriate lower value if the investment is not performing as expected. If substantial additional capital is raised by an investee from independent third parties in a private placement, USREALTY values its investment at the price at which that capital was raised when a substantial percentage of the new subscriptions have been funded. In addition, through an advisory relationship with USREALTY, a Services Division subsidiary also earns advisory fee revenues based on a percentage of the fair value of USREALTY's investments (not including short-term investments and investments in Security Capital).

  SC-ERF, in accordance with generally accepted accounting principles, accounts for its investments at market value and reflects changes in such values in its statement of income pursuant to fair value accounting principles. All of its investments are in publicly traded real estate companies located in the United States.

  If the proposed mergers involving ATLANTIC, PTR, and SCI are consummated, Security Capital will exchange its interests in the applicable REIT management companies and property management companies for common shares of ATLANTIC, PTR and SCI, respectively. Although the effects of completion of the proposed mergers on Security Capital's future consolidated results of operations are complex, Security Capital expects reductions in Services Division revenues relating to the sale of the REIT management and property management companies for PTR and SCI to be substantially offset by increases in capital investments revenues attributable to its ownership of additional common shares of PTR and SCI.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

 CAPITAL DIVISION INVESTMENTS

 Dividends Received

  Security Capital's dividends received increased $6.6 million, or 12%, from $53.5 million for the six months ended June 30, 1996 to $60.1 million for the six months ended June 30, 1997. The increase results primarily from (a) the purchase of additional shares in SCI and ATLANTIC, (b) a dividend from SC-ERF of approximately $2.5 million during the six months ended June 30, 1997 and
(c) an increase in per share dividend rates.

 Equity in Earnings of Less Than 50% Owned Investees

  Security Capital's equity in SCI's earnings increased 55% from $11.4 million to $17.7 million for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to an increase in the amount of distribution space owned and leased by SCI (85.3 million square feet at June 30, 1997 compared to 70.1 million square feet at June 30, 1996) and increased rental rates on renewal leases for previously occupied space. At June 30, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of beneficial interest of SCI was approximately 44% and 48%, respectively.

  Security Capital's equity in PTR's earnings increased 60% from $15.8 million for the first six months of 1996 to $25.3 million for the first six months of 1997. This increase is primarily attributable to an increase ($29.1 million) in gains on sales of properties offset by a slight net decrease in the number of multifamily properties owned by PTR (40,786 units at June 30, 1997 compared to 40,981 units at June 30, 1996). At June 30, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of beneficial interest of PTR was approximately 35% and 38%, respectively.

  Security Capital's share of USREALTY's earnings increased substantially from $12.5 million for the six months ended June 30, 1996 to $35.1 million for the six months ended June 30, 1997. USREALTY effectively commenced its investment activities in October 1995, and at June 30, 1996, USREALTY had investments at cost of approximately $519 million with a fair market value of approximately $550 million. At June 30, 1997, USREALTY had investments at cost of $1.82 billion with a fair market value of $2.15 billion. Unrealized appreciation on USREALTY's investments increased by $66.2 million and $30.9 million for the six months ended June 30, 1997 and 1996, respectively. In addition, USREALTY recorded net investment income of $40.0 million and $1.8 million for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997 and

1996, Security Capital's ownership interest in the outstanding common stock of USREALTY was approximately 32% and 39%, respectively.

  Security Capital's initial investment (approximately $9.9 million) in SC-ERF occurred in late December 1996. During the six months ended June 30, 1997, Security Capital invested an additional $92.6 million in SC-ERF (including a dividend reinvestment of approximately $2.5 million). At June 30, 1997, SC-ERF had investments at cost and fair market value of approximately $103.6 million and $107.1 million, respectively. Security Capital owned 98.7% and 100% of the outstanding shares of SC-ERF at June 30, 1997 and December 31, 1996, respectively.

 RENTAL OPERATIONS--FROM GREATER THAN 50% OWNED CONSOLIDATED INVESTEES

 Rental Revenues

  Rental revenues increased $41.6 million, or 65%, from $63.7 million for the six months ended June 30, 1996 to $105.3 million for the same period in 1997. This increase was attributable to an increase in the number of multifamily units owned and operated by ATLANTIC (19,265 operating units at June 30, 1997 compared to 17,109 operating units at June 30, 1996), coupled with stable occupancies (approximately 95%) for both periods and increased rental rates. This resulted in a $17.1 million increase in rental revenues between the six-month periods. Also accounting for part of the increase in rental revenues is the consolidation of Homestead after the spin-out transactions completed on October 17, 1996 by Security Capital, ATLANTIC and PTR of their extended-stay lodging assets. Homestead generated $24.5 million in revenues for the six month period ended June 30, 1997.

 Other Income, Net

  The $5.1 million increase in Other Income primarily results from (a) the inclusion of SC-ERF's net investment income (approximately $2.5 million) and increase in unrealized appreciation on investments (approximately $3.5 million) for the six months ended June 30, 1997 offset by (b) a $.9 million decrease in fees applicable to certain consulting services.

 Rental Expenses

  Rental expenses increased by $16.1 million, or 64%, to $41.4 million for the six months ended June 30, 1997 from $25.3 million for the same period in 1996. The increase is attributable to the increase in the number of ATLANTIC's operating multifamily communities and the consolidation of Homestead as discussed above under "Rental Revenues". ATLANTIC's rental expenses increased $5.7 million (excluding REIT and property management fees) in the first six months of 1997 compared to the corresponding period of 1996. Homestead's rental expenses were $10.4 million for the six months ended June 30, 1997.

 SERVICES DIVISION

 Revenues

  Services Division revenues increased by 45% from $33.7 million for the six months ended June 30, 1996 to $49.0 million for the same period in 1997. The increase of $15.3 million in Services Division revenues in 1997 as compared to 1996 was primarily attributable to growth in operations at USREALTY and SCI. In particular, advisory revenues earned from USREALTY increased $8.8 million and financial services revenues earned from SCI increased $6.3 million. Additionally, fees earned by Security Capital Markets Group Incorporated and Security Capital Investment Research Group increased by $2.3 million and $0.2 million, respectively, during the six months ended June 30, 1997 compared to the same period in 1996, offset by a $2.3 million decrease in fees earned by the PTR REIT and property management companies as a result of the spin-out of Homestead assets by PTR in October, 1996.

 Expenses

  Services Division expenses increased by $9.7 million, or 30%, for the six months ended June 30, 1997, to $42.5 million from $32.8 million for the same period in 1996. This increase resulted from the expansion of the Services Division, including the hiring of additional professionals primarily for the REIT and property management companies and the Investment Research Group.

DEPRECIATION AND AMORTIZATION

  Total depreciation and amortization for Security Capital was $18.7 million and $11.1 million for the six months ended June 30, 1997 and 1996, respectively. Of those amounts, $16.2 million and $9.6 million represented depreciation and amortization from rental operations for those same periods in 1997 and 1996, respectively. Depreciation for ATLANTIC increased $3.0 million to $12.6 million for the first half of 1997 from $9.6 million for the first half of 1996, an increase of 31%, due to the increase in the number of operating multifamily communities between those periods. Depreciation for Homestead was $3.6 million for the six months ended June 30, 1997. The remaining depreciation and amortization of $2.5 million and $1.5 million in 1997 and 1996, respectively, is attributable to the Services Division and the administrative support functions, representing an increase of $1.0 million over such depreciation and amortization for the first half of 1996. The increase of $1.0 million between 1997 and 1996 is primarily a result of depreciation and amortization on additional computer hardware and software and office leasehold improvements.

INTEREST EXPENSE

  Interest expense on the Convertible Debentures increased $9.6 million or 21% to $54.6 million for the first half of 1997 compared to $45.0 million for the same period in 1996. The increase is primarily attributable to receipt of the subscriptions of the 2016 Convertible Debentures from a private placement offering completed in March, 1996, which totaled $323 million.

  Interest expense on other obligations increased by $0.8 million from the first half of 1996 to the same period in 1997, largely due to ATLANTIC's increased weighted average mortgage debt outstanding during the first six months of 1997.

GENERAL, ADMINISTRATIVE AND OTHER

  General, administrative and other expenses increased by $21.2 million, or 147%, for the six months ended June 30, 1997, to $35.6 million from $14.4 million for the same period in 1996. This increase resulted primarily from (a) additional personnel and related costs and professional fees applicable to researching new business opportunities, enhancing information systems designed for global operations, and to a lesser extent, additional personnel for human resources and other administrative support functions ($7.9 million), (b) a noncash, non-recurring charge to earnings of $6.6 million in the second quarter of 1997 in connection with the stock exchange transaction discussed in note 5 to the consolidated financial statements, (c) consolidation of Homestead's accounts in 1997 ($6.3 million), and (d) an increase in ATLANTIC's administrative expenses ($0.4 million).

PROVISION FOR INCOME TAXES

  The provision for income taxes increased by $13.4 million for the six months ended June 30, 1997 as compared to the same period in 1996 primarily attributable to deferred income taxes on the equity in earnings of Security Capital's unconsolidated investees.

  Prior to the second quarter of 1996, Security Capital did not record a provision for income taxes as it had deferred tax assets that were completely offset by a valuation allowance. Beginning in the second quarter of 1996, a deferred tax liability was recorded primarily because of Security Capital's equity in the earnings of USREALTY. The effective rate for the three- and six-month periods ended June 30, 1997 is also affected by the $6.6 million nondeductible charge to earnings described in note 5 to the consolidated financial statements.

 MINORITY INTERESTS

  Minority interests increased from $5.3 million for the six months ended June 30, 1996 to $11.4 million for the six months ended June 30, 1997 primarily due to increased earnings of ATLANTIC and Homestead, coupled with an increase in minority ownership interests in ATLANTIC in conjunction with its public offerings in October 1996 and May 1997 and the spin-out of Homestead which also occurred in October 1996.

 PREFERRED SHARE DIVIDENDS

  On April 1, 1996, Security Capital issued 139,000 Series A Preferred Shares to a single investor. The Series A Preferred Shares carry a 7.5% preferential cash dividend rate, payable when and if authorized by the Board of Directors quarterly in arrears. Security Capital paid $5.2 million and $2.6 million in dividends on the Series A Preferred Shares for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

  Security Capital's investment activities consist primarily of the investment in the common shares of its Capital Division investees and capital expenditures relating to expansion of its Services Division business. The investment activities of Security Capital's operating companies consist primarily of the acquisition and development of real estate. In addition, SC-ERF invests in the securities of publicly traded real estate companies. Security Capital has historically financed its investment activities primarily through the sale of stock and debentures in private placements and borrowings under its line of credit.

  Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies), proceeds from the proposed initial public offering (the Offering) of its Class B Shares and funds currently available under its $400 million revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operating and investing activities for existing businesses for the next twelve months. Security Capital intends to finance its long-term business activities (including investments in new business initiatives) through the proceeds from the Offering of its Class B Shares, borrowings under an expanded line of credit and the exercise of the Warrants to be issued as described below. In addition, Security Capital anticipates that its operating companies will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings.

  After the proposed mergers, Security Capital intends to distribute Warrants to purchase $250 million of Class B Shares to the shareholders of SCI, PTR and ATLANTIC pursuant to the mergers. These Warrants will be issued subject to the closing of the proposed mergers, will have an exercise price based on the market price of the Class B Shares on the Warrant Issuance Date, and the warrants will have a term of one year.

  Security Capital's consolidated investees have undertaken the following recent financing activities:

  . In May 1997, ATLANTIC completed an $83 million (net proceeds) equity offering to finance development and acquisition plans for 1997. In addition, as described in registration statements initially filed with the Securities and Exchange Commission on July 3, 1997, ATLANTIC has proposed to offer approximately $50 million of preferred stock and $150 million of unsecured senior debt securities to the public. Proceeds from these securities offerings and borrowings under its $350 million line of credit are expected to provide the capital for ATLANTIC's financing needs.

  . Homestead plans a development program for its extended-stay lodging properties which will be financed primarily through its funding commitment agreements with PTR and ATLANTIC, which agreements will provide up to $199 million and $111 million, respectively, in financing, as well as through outstanding warrants to purchase approximately $44 million (approximately $15.5 million owned by Security Capital) of Homestead common stock outstanding as of June 30, 1997 (if such warrants are exercised). Subsequent to June 30, 1997 Security Capital has purchased additional warrants and during the period June 30 to August 11, 1997 Security Capital exercised $18.1 million of warrants. In May 1997, Homestead obtained a $50 million revolving line of credit and is considering securities offerings to provide additional sources of capital to meet its financing needs.

 SIX MONTHS ENDED JUNE 30, 1997 INVESTING AND FINANCING ACTIVITIES

  Security Capital recorded investments of $452 million for the six months ended June 30, 1997 consisting primarily of (i) $96 million invested by ATLANTIC for the development and acquisition of multifamily communities; (ii) $131 million invested by Homestead for the development of extended-stay lodging properties; (iii) $75 million invested by Security Capital for common shares of USREALTY; (iv) $94 million invested by SC-ERF in publicly traded real estate securities; and (v) $23 million and $5 million invested by Security Capital in the common shares of Strategic Hotel Capital Incorporated (SHC) and Security Capital Preferred Growth Incorporated (SC-PG), respectively. Other investing activities (net) amounted to $28 million.

  Security Capital obtained financing of $427 million during the six months ended June 30, 1997 primarily from (i) proceeds from the sale of common stock of $101 million net of expenses and repurchases and convertible debentures of $98 million; (ii) net proceeds from line of credit borrowing of $124 million;
(iii) ATLANTIC's net proceeds from sale of common shares to its minority interest owners of $83 million; (iv) Homestead's issuance of convertible mortgage notes to PTR for $42 million, and (v) other financing transactions resulting in an aggregate use of cash of $21 million.

 LINES OF CREDIT

 Security Capital

  SC Realty, a wholly owned subsidiary of Security Capital, has a $400 million secured revolving line of credit with Wells Fargo. The line of credit matures in November 1998 and may be extended for one year periods with the approval of Wells Fargo and the other participating lenders. Borrowings on the line of credit bear interest, at SC Realty's option, at either (i) LIBOR plus a margin of 1.50%, or (ii) the higher of the federal funds rate plus a margin of .50% or Wells Fargo's prime rate, with interest payable monthly in arrears. SC Realty pays a commitment fee ranging from .125% to .25% per annum based on the average unfunded line of credit balance. The line of credit is guaranteed by Security Capital and is secured by shares of PTR, SCI, ATLANTIC, USREALTY and Homestead, as well as warrants to purchase shares in Homestead.

  The line of credit contains a restricted payments covenant which prohibits dividends and distributions on SC Realty's capital stock in excess of 100% of SC Realty's cash flow available for distribution (as defined). Security Capital's guaranty of the line of credit also contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities to net worth ratio and an interest coverage ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The guaranty also contains a restricted payments covenant which prohibits dividends and distributions on Security Capital's capital stock in excess of 95% of Security Capital's cash flow available for distribution (as defined). As of June 30, 1997, the outstanding balance on this line of credit was $107,500,000 and Security Capital and SC Realty were in compliance with all financial covenants.

 ATLANTIC

  ATLANTIC has obtained a $350 million unsecured line of credit from Morgan Guaranty Trust Company of New York (Morgan Guaranty). The line of credit matures in December 1998 and may be extended for one year with the approval of Morgan Guaranty and the other participating lenders. Borrowings on the line of credit bear interest at ATLANTIC's option at prime or LIBOR plus a margin, 1.375% through July 2, 1997 and 1.125%
thereafter. ATLANTIC pays a commitment fee ranging from .125% to .25% per annum based on the average unfunded line of credit balance. ATLANTIC's line of credit is not guaranteed by Security Capital.

  ATLANTIC's line of credit contains restrictive covenants which prohibit dividends and distributions on ATLANTIC's capital stock in excess of 95% of ATLANTIC's Funds from Operations (as defined). The line of credit also contains various financial and other covenants, including a net worth test, a total liabilities to net worth ratio, an interest coverage ratio and a fixed charge coverage ratio, as well as restrictions on ATLANTIC's ability to incur indebtedness and effect consolidations, mergers and sales of assets. As of June 30, 1997 the outstanding balance on this line of credit was $278,750,000 and ATLANTIC was in compliance with all financial covenants.

 Homestead

  On May 6, 1997, Homestead entered into a secured revolving line of credit facility with Commerzbank AG, New York Branch (Commerzbank), which provides for borrowings up to $50,000,000, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 2.5% per annum. Additionally, there is a commitment fee of 0.325% per annum on the average unfunded line of credit balance. The line of credit matures May 1998 and may be extended with the approval of the lenders. At June 30, 1997 there was no outstanding balance on this line of credit and Homestead was in compliance with all financial covenants.

 Mortgage Notes Payable

  Mortgage notes payable totalled $298.0 million at June 30, 1997 and consisted of the following: (i) conventional fixed rate mortgage obligations of ATLANTIC in the amount of $33.9 million; (ii) tax exempt mortgage obligations of ATLANTIC of $121.1 million; and (iii) convertible mortgage obligations of Homestead of $143.0 million. Mortgage note obligations of ATLANTIC and Homestead are not guaranteed by Security Capital.

  The Homestead convertible mortgage notes are convertible, at the option of PTR, into common shares of Homestead common stock beginning April 1, 1997. The conversion price is equal to one share of common stock for every $11.50 of principal amount outstanding.

CONVERTIBLE DEBENTURES

 2014 Convertible Debentures

  At June 30, 1997, Security Capital had approximately $715.2 million principal amount of 2014 Convertible Debentures outstanding. The 2014 Convertible Debentures accrue interest at an annual rate of 12% and require semi-annual cash interest payments at a minimum rate of 3.5%. Interest above the minimum may be paid currently or deferred at the option of Security Capital. Any deferred interest accrues interest at 12% and is due upon maturity. The principal amount of the 2014 Convertible Debentures are convertible into Class A Shares at $1,046.00 per share at the option of the holder at any time after the earlier to occur of (i) the first anniversary of Security Capital's initial public offering, (ii) July 1, 1999, (iii) the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital or (iv) notice of redemption of the 2014 Convertible Debentures by Security Capital. Security Capital may redeem the 2014 Convertible Debentures at any time, in whole or in part, at par plus accrued and unpaid interest to the date of redemption. On conversion, any accrued and unpaid deferred interest shall be deemed to be paid in full upon delivery of the Class A Shares.

 2016 Convertible Debentures

  At June 30, 1997, Security Capital had approximately $323.0 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Shares at $1,153.90 per share at the option of the holder at any time after the earlier to occur of
(i)
the first anniversary of Security Capital's initial public offering, (ii) March 29, 2001, (iii) the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital or (iv) a recommendation by the Board of any tender offer or exchange offer for 50% or more of Security Capital's outstanding common stock (provided that the 2016 Convertible Debentures have then become convertible pursuant to their terms) or (v) notice of redemption of the 2016 Convertible Debentures by Security Capital. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At their annual meeting on May 15, 1997, the shareholders of Security Capital elected Messrs. Samuel W. Bodman, Hermann Buerger and John P. Frazee, Jr. as Class I Directors to serve three-year terms expiring in the year 2000, with 1,239,907 shares (91.58% of the total shares eligible to vote) voting for Messrs. Bodman, Buerger and Frazee, 238 shares abstaining and no shares withheld. Directors continuing in office include Cyrus F. Freidheim, Jr., H. Laurance Fuller, Ray L. Hunt, John T. Kelley III, William D. Sanders and Peter
S. Willmott.

At a special meeting on April 17, 1997, the shareholders of Security Capital voted on the following matters:

    A. Merger and Issuance Agreements--proposed transactions in which Security Capital will transfer its REIT and Property Management subsidiaries to Security Capital Atlantic Incorporated, Security Capital Industrial Trust and Security Capital Pacific Trust in exchange for common shares of each of these entities.

    B. Proposal to amend and restate Security Capital's Articles of Incorporation to provide for a new class of common stock, i.e., 229,861,000 shares of Class B common stock with a Class B Share having, (a) voting rights equal to one-two hundredth ( 1/200th), and (b) dividend and distribution rights equal to one fiftieth ( 1/50th) of a Class A common share.

    C. Adoption of the Security Capital Group Incorporated 1996 Outside Directors Plan--such Plan provides for the grant of options to acquire up to a total of 7,000 shares of common stock of Security Capital to members of the Security Capital Board who are not employees of Security Capital or any parent or subsidiary of Security Capital.

  The results of the voting are as follows:

                               FOR     WITHHELD ABSTAIN
                            ---------  -------- -------
   A. Merger and Issuance
    Agreements............. 1,181,564   3,000      351
                              (89.79%)  (.23%)   (.03%)
   B. Amend and Restate
    Articles of
    Incorporation.......... 1,237,512     -0-      351
                              (90.62%)    (0%)   (.03%)
   C. Outside Directors'
    Plan................... 1,177,167   3,622    4,126
                              (89.12%)  (.28%)   (.31%)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  11 Fully Diluted Earnings Per Common Share and Common Equivalent Share
     Letter from Arthur Andersen LLP dated August 11, 1997 regarding unaudited
  15 financial information
  27 Financial Data Schedule

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Group Incorporated


                                                   /s/ Paul E. Szurek
                                          _____________________________________
                                                     Paul E. Szurek,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


                                                    /s/ Jayson C. Cyr
                                          _____________________________________
                                                     Jayson C. Cyr,
                                              Vice President and Controller
                                             (Principal Accounting Officer)

Date: August 14, 1997