Form 10-Q
period 1997-09-30
SECURITY CAPITAL GROUP INC/
filed 1997-11-14
CIK 923687

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

                               ----------------

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days. Yes  X   No
                                      ---     ---

  The number of shares outstanding of the Registrant's common stock as of November 11, 1997 was:

            Class A Common Shares, $.01 par value--1,894,126 shares Class B Common Shares, $.01 par value--22,569,710 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITY CAPITAL GROUP INCORPORATED

                                     INDEX

                                                                        PAGE
                                                                      NUMBER(S)
                                                                      ---------
 PART I.  FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets--September 30, 1997 and
           December 31, 1996 .......................................        1
          Consolidated Statements of Operations--Three and nine
           months ended September 30, 1997 and 1996.................        2
          Consolidated Statement of Shareholders' Equity--Nine
           months ended September 30, 1997..........................        3
          Consolidated Statements of Cash Flows--Nine months ended
           September 30, 1997 and 1996..............................        4
          Notes to Consolidated Financial Statements................     5-16
          Report of Independent Public Accountants..................       17
  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................    18-26
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..........................       27

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30, DECEMBER 31,
                                                      1997          1996
                                                  ------------- ------------
                                                   (UNAUDITED)   (AUDITED)
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
                     ASSETS
Investments, at equity:
  Security Capital Industrial Trust.............   $  588,983    $  548,194
  Security Capital Pacific Trust................      434,485       374,317
  Security Capital U.S. Realty..................      756,247       516,426
  Strategic Hotel Capital Incorporated..........       93,171           --
  Security Capital Preferred Growth
   Incorporated.................................       19,843           --
                                                   ----------    ----------
                                                    1,892,729     1,438,937
                                                   ----------    ----------
Real estate, less accumulated depreciation, held
 by:
  Security Capital Atlantic Incorporated........    1,203,270     1,116,069
  Homestead Village Incorporated................      523,910       249,304
                                                   ----------    ----------
                                                    1,727,180     1,365,373
                                                   ----------    ----------
Investments in publicly traded real estate
 securities, at market value....................      130,211        10,247
                                                   ----------    ----------
    Total real estate investments...............    3,750,120     2,814,557
Cash and cash equivalents.......................      333,785        23,662
Other assets....................................      152,036        91,065
                                                   ----------    ----------
    Total assets................................   $4,235,941    $2,929,284
                                                   ==========    ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Lines of credit...............................   $  112,210    $  262,000
  Mortgage notes payable........................      323,396       257,099
  Convertible debt..............................    1,038,862       940,197
  Unsecured notes payable.......................      150,000           --
  Accrued interest on convertible debt..........       78,421        42,450
  Accounts payable and accrued expenses.........      112,738        83,427
  Deferred income taxes.........................      101,751        30,872
                                                   ----------    ----------
    Total liabilities...........................    1,917,378     1,616,045
                                                   ----------    ----------
Minority interests..............................      586,189       394,537
SHAREHOLDERS' EQUITY:
  Class A common shares, $.01 par value;
   20,000,000 shares authorized, 1,328,359 and
   1,209,009 shares issued and outstanding in
   1997 and 1996, respectively..................           13            12
  Class B common shares, $.01 par value;
   229,861,000 shares authorized; 22,569,710
   shares issued and outstanding................          226           --
  Series A Preferred shares, $.01 par value;
   139,000 shares issued and outstanding in 1997
   and 1996; stated liquidation preference of
   $1,000 per share.............................      139,000       139,000
  Additional paid-in capital....................    1,748,543       985,392
  Accumulated deficit...........................     (155,408)     (205,702)
                                                   ----------    ----------
    Total shareholders' equity..................    1,732,374       918,702
                                                   ----------    ----------
    Total liabilities and shareholders' equity..   $4,235,941    $2,929,284
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

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                  ----------------------- ----------------------
                                     1997         1996       1997        1996
                                  -----------  ---------- ----------  ----------
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
INCOME:
Equity in earnings (loss) of:
  Security Capital Industrial
   Trust........................  $   (24,164) $    6,219 $   (6,505) $   17,663
  Security Capital Pacific
   Trust........................      (14,330)     16,478     10,996      32,293
  Security Capital U.S. Realty..       55,683      22,395     90,781      34,874
  Strategic Hotel Capital
   Incorporated.................       (1,423)        --      (1,423)        --
  Security Capital Preferred
   Growth Incorporated..........        4,843         --       4,843         --
Rental revenues.................       58,865      35,959    164,186      99,644
Services Division revenues from
 related parties................       28,254      22,303     77,272      55,956
Change in unrealized
 appreciation on investments....       15,501         --      18,749         --
Other income, net...............        4,081       2,101      8,872       4,613
                                  -----------  ---------- ----------  ----------
                                      127,310     105,455    367,771     245,043
                                  -----------  ---------- ----------  ----------
EXPENSES:
Rental expenses.................       23,780      14,458     65,150      39,692
Services Division expenses......       19,983      19,393     62,455      52,198
Depreciation and amortization...       11,358       6,406     30,084      17,537
Interest expense--convertible
 debt...........................       28,271      24,029     82,894      69,029
Interest expense--other
 obligations....................        8,323       5,137     20,333      16,341
General, administrative and
 other..........................       16,257       8,252     52,057      22,648
                                  -----------  ---------- ----------  ----------
                                      107,972      77,675    312,973     217,445
                                  -----------  ---------- ----------  ----------
Earnings from operations........       19,338      27,780     54,798      27,598
Gain on sale of management
 companies......................       93,395         --      93,395         --
                                  -----------  ---------- ----------  ----------
Earnings before income taxes and
 minority interests.............      112,733      27,780    148,193      27,598
Provision for income taxes......       54,656      10,272     70,879      13,074
Minority interests in net
 earnings of subsidiaries.......        7,054       3,993     18,710       9,265
                                  -----------  ---------- ----------  ----------
Net earnings....................       51,023      13,515     58,604       5,259
Less Preferred Share dividends..        3,097       2,607      8,310       5,213
                                  -----------  ---------- ----------  ----------
Net earnings attributable to
 common shares and common
 equivalent shares..............  $    47,926  $   10,908 $   50,294  $       46
                                  ===========  ========== ==========  ==========
EARNINGS PER SHARE:
Weighted average Class B shares
 and Class B equivalent shares
 outstanding....................   72,400,217  58,215,100 69,368,575  55,487,450
                                  ===========  ========== ==========  ==========
Primary earnings per Class B
 share and Class B equivalent
 share..........................  $       .66  $      .19 $      .73  $     .001
                                  ===========  ========== ==========  ==========
Fully diluted weighted average
 Class B shares outstanding.....  126,643,425
                                  ===========
Fully diluted earnings per Class
 B share........................  $       .55
                                  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                              COMMON STOCK
                                -----------------------------------------  SERIES A
                                      CLASS A              CLASS B         PREFERRED
                                -------------------  --------------------  SHARES AT
                                            SHARES                SHARES   AGGREGATE  ADDITIONAL                  TOTAL
                                  SHARES    AT PAR     SHARES     AT PAR  LIQUIDATION  PAID-IN    ACCUMULATED SHAREHOLDERS'
                                OUTSTANDING  VALUE   OUTSTANDING  VALUE   PREFERENCE   CAPITAL      DEFICIT      EQUITY
                                ----------- -------  ----------- -------- ----------- ----------  ----------- -------------
                                                              (IN THOUSANDS, EXCEPT SHARES)
Balances at December 31, 1996
 (Audited)....................   1,209,009  $12.090         --   $    --   $139,000   $  985,392   $(205,702)  $  918,702
 Issuance of Class A shares...     112,055    1.121         --        --        --       103,260         --       103,261
 Issuance of Class B shares,
  Initial Public Offering.....         --       --   22,569,710   225.697       --       592,822         --       593,048
 Issuance of Class B Warrants.         --       --          --        --        --        61,428         --        61,428
 Interest Reinvestment Plans..       3,741    0.037         --        --        --         4,624         --         4,624
 Exercise of stock options....       4,574    0.046         --        --        --         1,920         --         1,920
 Repurchase of common shares..      (1,020)  (0.010)        --        --        --        (1,129)        --        (1,129)
 Income tax benefit from stock
  options exercised...........         --       --          --        --        --           226         --           226
 Net earnings.................         --       --          --        --        --           --       58,604       58,604
 Series A Preferred Share
  dividends...................         --       --          --        --        --           --       (8,310)      (8,310)
                                 ---------  -------  ----------  --------  --------   ----------   ---------   ----------
Balances at September 30, 1997
 (Unaudited)..................   1,328,359  $13.284  22,569,710  $225.697  $139,000   $1,748,543   $(155,408)  $1,732,374
                                 =========  =======  ==========  ========  ========   ==========   =========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net earnings............................................. $  58,604  $  5,259
 Adjustments to reconcile net earnings to cash flows
  provided by operating activities:
   Provision for deferred income taxes....................    70,879    13,074
   Minority interests.....................................    18,710     9,265
   Equity in earnings of unconsolidated investees.........   (98,692)  (84,830)
   Distributions from unconsolidated investees............    61,283    55,282
   Change in unrealized appreciation on investments.......   (18,749)      --
   Depreciation and amortization..........................    30,084    17,537
   Gain on sale of management companies...................   (93,395)      --
   Other..................................................     7,907      (175)
 Increase in other assets.................................   (23,617)  (18,401)
 Increase in accrued interest on convertible debt.........    40,595    34,888
 Increase in accounts payable and accrued expenses........    13,244    17,273
                                                           ---------  --------
     Net cash flows provided by operating activities......    66,853    49,172
                                                           ---------  --------
INVESTING ACTIVITIES:
 Real estate properties...................................  (407,615) (208,851)
 Proceeds from disposition of real estate properties......    49,792    24,224
 Investment in shares of:
   Security Capital Industrial Trust......................       --    (64,527)
   Security Capital U.S. Realty...........................  (149,040) (285,527)
   Strategic Hotel Capital Incorporated...................   (54,000)      --
   Security Capital Preferred Growth Incorporated.........   (15,000)      --
 Purchases of publicly traded real estate securities,
  net.....................................................  (101,510)      --
 Purchase of Strategic Hotel Capital Incorporated
  convertible debt........................................   (40,500)      --
 Purchases of Homestead Village Incorporated warrants.....   (23,859)      --
 Purchase of Security Capital Atlantic Incorporated
  minority interest.......................................       --    (30,700)
 Other....................................................   (21,091)   (7,205)
                                                           ---------  --------
     Net cash flows used in investing activities..........  (762,823) (572,586)
                                                           ---------  --------
FINANCING ACTIVITIES:
 Proceeds from lines of credit............................   684,401   580,500
 Payments on lines of credit..............................  (834,191) (531,500)
 Proceeds from unsecured note and mortgage notes payable..   211,250    20,500
 Principal payments on mortgage notes payable.............    (1,145)     (752)
 Proceeds from issuance of convertible debt...............    98,729   123,510
 Repurchase of convertible debt...........................       (64)   (7,412)
 Proceeds from issuance of common shares, net of
  expenses................................................   691,629   118,970
 Repurchase of common shares..............................    (1,129)   (9,687)
 Proceeds from issuance of preferred shares...............       --    139,000
 Distributions paid to minority interest holders..........   (22,269)  (12,714)
 Proceeds from issuance of common shares to minority
  interest holders........................................   190,297   118,896
 Preferred dividends paid.................................    (7,819)   (5,213)
 Other....................................................    (3,596)   (4,898)
                                                           ---------  --------
     Net cash flows provided by financing activities...... 1,006,093   529,200
                                                           ---------  --------
Net increase in cash and cash equivalents.................   310,123     5,786
Cash and cash equivalents, beginning of period............    23,662    13,709
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $ 333,785  $ 19,495
                                                           =========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Shares issued to acquire SCGPB Incorporated (see note
  5)...................................................... $  (6,600) $    --
                                                           =========  ========
 Shares received from PTR in exchange for management
  companies............................................... $  75,838  $    --
                                                           =========  ========
 Shares received from SCI in exchange for management
  companies............................................... $  81,871  $    --
                                                           =========  ========
 Issuance of warrants to ATLANTIC shareholders............ $  11,530  $    --
                                                           =========  ========
 Issuance of common stock under debenture interest
  reinvestment plans...................................... $   4,624  $  2,263
                                                           =========  ========
 Assumption of existing mortgage notes payable in
  conjunction with real estate acquired................... $   5,521  $ 11,947
                                                           =========  ========
 Dividends accrued on ATLANTIC preferred shares........... $     491  $    --
                                                           =========  ========
 Decrease in Homestead's deferred tax asset and deferred
  tax liability........................................... $  (1,657) $    --
                                                           =========  ========
 Increase in property and equipment and development cost
  payable................................................. $  14,488  $    --
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

(1) GENERAL

  Security Capital Group Incorporated (Security Capital) is a real estate research, investment and operating management company. Its strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various operating and other entities (the Capital Division) (see note 3) and provides various management and financial services through a Services Division (see note 2). The Capital Division invests in real estate-related companies with the objective of generating capital appreciation and growing dividends. The Services Division provides strategic guidance, research, investment analysis, asset and fund management, capital markets and legal and accounting services for the companies in which Security Capital and its affiliates have invested. Security Capital is a Maryland corporation.

  The accompanying consolidated financial statements include the results of Security Capital, its majority-owned Capital Division investees (Security Capital Atlantic Incorporated, Homestead Village Incorporated, Security Capital U.S. Real Estate Shares Incorporated and Security Capital EuroPacific Real Estate Shares Incorporated) and its wholly-owned Services Division subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest is comprised of the minority shareholders of Security Capital Atlantic Incorporated, Homestead Village Incorporated, and Security Capital U.S. Real Estate Shares Incorporated. Security Capital accounts for its 20% or greater (but not more than 50%) owned investees by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

  The consolidated financial statements of Security Capital as of September 30, 1997 are unaudited and, pursuant to the rules of the Securities and Exchange Commission (SEC), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1996 consolidated financial statements.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1996 consolidated financial statements and notes to consolidated financial statements for the interim periods presented in order to conform to the 1997 presentation. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

(2) SERVICES DIVISION

 REIT Managers and Property Managers

  Prior to September 1997, certain Security Capital Services Division subsidiaries, under the terms of separate agreements, managed the operations (REIT Managers) of various Real Estate Investment Trusts (REITs) in which the Capital Division is a principal owner, and other subsidiaries (Property Managers) provided property management services to those REITs. Each REIT Manager was paid a REIT management fee based on a

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

percentage of the REIT's pre-management fee cash flow, after deducting actual and assumed regularly scheduled principal payments for long-term debt and dividends paid on non-convertible preferred shares, as defined in the REIT Management Agreements. The fee was generally 16% of cash flow, as so defined, of the REIT. Property management fees were at market rates and were paid separately to Security Capital's property management subsidiaries.

  In late January 1997, Security Capital made a proposal to Security Capital Industrial Trust (SCI), Security Capital Pacific Trust (PTR) and Security Capital Atlantic Incorporated (ATLANTIC) to exchange their REIT and Property Managers for additional shares of the respective REITs (the Mergers), resulting in each of the REITs becoming internally managed. Following review and approval by special committees, trustees, directors and shareholders of the participating companies, the transactions closed on September 9, 1997. SCI, PTR, and ATLANTIC issued $81,870,626 (3,692,024 shares), $75,838,457
(3,295,533 shares) and $51,754,136 (2,306,591 shares) of their common stock, respectively, in exchange for the respective REIT management and property management companies and operating systems. Security Capital recorded a gain on the sale of the management companies to PTR and SCI totaling $143,293,000. For financial reporting purposes, the gain was reduced by the value ($49,898,000) of the Warrants for Class B common stock issued to PTR and SCI shareholders, as described below, resulting in a net gain of $93,395,000. Since Security Capital consolidates ATLANTIC's accounts, no gain was recognized on the sale to ATLANTIC and the value ($11,530,000) of the Class B Warrants issued to ATLANTIC's shareholders is included in other assets in the accompanying consolidated September 30, 1997 balance sheet.

  As part of the transactions, Security Capital issued registered warrants to acquire $250 million of Class B shares (8,928,572 warrants) to the common and convertible preferred shareholders of SCI, PTR and ATLANTIC, and limited partnership unit holders of SCI as of September 16, 1997. The exercise price of a Warrant is $28 per Class B share, and the Warrants will expire on September 18, 1998. The Warrants are listed on the New York Stock Exchange
(NYSE) under the symbol SCZ.WS.

 Operating Advisor

  Another Services Division subsidiary domiciled in Luxembourg (Operating Advisor) advises on all investment and operational activities of Security Capital U.S. Realty, a Luxembourg corporation (SC-USREALTY). The Operating Advisor is paid an operating advisor fee of 1.25% of SC-USREALTY's average monthly investments at fair value (other than liquid short-term investments and investments in Security Capital). Another Services Division subsidiary is being formed to serve as the operating advisor to Security Capital Global Realty (SC-GLOBAL REALTY), a Luxembourg corporation which commenced its initial offering in November 1997. SC-GLOBAL REALTY seeks to be the leading publicly-traded European real estate company focused on making strategic investments in non-U.S. real estate companies. The operating advisor to SC-GLOBAL REALTY will be paid an operating advisor fee of 1.25% of SC-GLOBAL REALTY'S average monthly investments at fair value.

(3) REAL ESTATE INVESTMENTS

  Security Capital holds investments at September 30, 1997 through its wholly-owned subsidiary, SC Realty Incorporated (SC Realty), as follows:

  . Security Capital Industrial Trust (SCI), a publicly held REIT, acquires, develops, operates and owns distribution facilities throughout the United States and in Mexico and Europe. At September 30, 1997 and December 31, 1996, Security Capital owned 43.0% and 46.0%, respectively, of the issued and

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

     outstanding common shares of beneficial interest of SCI. Security Capital accounts for its investment in SCI by the equity method.

  . Security Capital Pacific Trust (PTR), a publicly held REIT, owns, develops, acquires and operates income-producing multifamily properties in the western United States. At September 30, 1997 and December 31, 1996, Security Capital owned 33.2% and 36.3%, respectively, of the issued and outstanding common shares of beneficial interest of PTR. Security Capital accounts for its investment in PTR by the equity method.

  . Security Capital Atlantic Incorporated (ATLANTIC), a publicly held REIT, owns, acquires, develops and operates income-producing multifamily properties in the southeastern and near mid-western United States. At September 30, 1997 and December 31, 1996, Security Capital owned 50.3% and 56.9%, respectively, of the issued and outstanding common shares of ATLANTIC. Security Capital consolidates ATLANTIC's accounts in the accompanying consolidated financial statements.

  . Security Capital U.S. Realty (SC-USREALTY) is a Luxembourg real estate corporation formed with the sponsorship of Security Capital with the objective of becoming one of Europe's preeminent publicly held real estate entities. It principally owns real estate through strategic positions in both public and private real estate operating companies in the United States. During the nine months ended September 30, 1997, Security Capital purchased additional common shares of SC-USREALTY at a total cost of $149,040,000. At September 30, 1997 and December 31, 1996 Security Capital owned 31.3% and 39.4%, respectively, of the issued and outstanding common shares of SC-USREALTY. Security Capital accounts for its investment in SC-USREALTY by the equity method.

  . Homestead Village Incorporated (Homestead), a publicly held corporation, is a developer, owner and operator of moderate priced, extended stay lodging properties throughout the United States. During the first nine months of 1997, Security Capital exercised $56,133,000 of warrants and purchased 2,810,607 Homestead warrants in the open market for $23,859,000. Unexercised warrants of $2,989,000 (383,727 warrants) are included in other assets in the accompanying September 30, 1997 consolidated balance sheet. Security Capital purchased additional Homestead warrants in October 1997 totaling $2,823,000 and exercised all of its Homestead warrants by the expiration date of October 29, 1997 for a total exercise price of $7,583,000. At September 30, 1997 and December 31, 1996, Security Capital owned 68.1% and 59.1%, respectively, of the issued and outstanding common shares of Homestead. Security Capital consolidates Homestead's accounts in the accompanying consolidated financial statements.

  . Security Capital U.S. Real Estate Shares Incorporated (SC-US), formerly known as Security Capital Employee REIT Fund Incorporated, is an investment fund that invests in securities of publicly traded real estate companies in the United States. During the nine months ended September 30, 1997, Security Capital invested $90,073,000 in SC-US. Security Capital's ownership of SC-US outstanding common shares as of September 30, 1997 and December 31, 1996 was 98.4% and 100%, respectively. Security Capital consolidates SC-US accounts in the accompanying consolidated financial statements.

  . Strategic Hotel Capital Incorporated (SHC), a privately held corporation, was formed in May 1997 and is focused on becoming the preeminent owner of upscale hotel properties on a global basis. Security Capital has committed to invest $300,000,000 of capital in SHC. At September 30, 1997, Security Capital had invested $94,500,000 consisting of $54,000,000 in common shares, and $40,500,000 of 8.5% convertible subordinated debentures. Security Capital owned 49.4% of SHCs outstanding common shares as of September 30, 1997. Security Capital accounts for its investment in SHC by the equity method.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


  . Security Capital Preferred Growth Incorporated (SC-PG), a private real estate company formed in January 1997, makes intermediate-term investments in undervalued real estate operating companies primarily through convertible securities. Security Capital has committed to invest $55,000,000 of capital in SC-PG. As of September 30, 1997 Security Capital has invested $15,000,000 and owned 12.0% of SC-PG's outstanding common shares. Security Capital accounts for its investment in SC-PG by the equity method.

  . Security Capital EuroPacific Real Estate Shares Incorporated (SC-EP) is a newly formed investment fund that intends to invest in securities of publicly-traded companies which are engaged in real estate activities in Europe and the Asia Pacific region. Security Capital has committed to invest up to $50,000,000 of capital in SC-EP. At September 30, 1997, Security Capital had invested $11,000,000 and owned 100% of SC-EP's outstanding common shares. Security Capital consolidates SC-EP's accounts in the accompanying consolidated financial statements.

  Security Capital received dividends from its investees for the nine months ended September 30, 1997 and 1996 as follows (in thousands):

                                                                  1997    1996
                                                                -------- -------
   SCI......................................................... $ 34,577 $29,809
   PTR.........................................................   26,706  25,473
   ATLANTIC....................................................   25,209  25,572
   SC-US.......................................................    3,575     --
                                                                -------- -------
                                                                $ 90,067 $80,854
                                                                ======== =======

  The following summarizes real estate investments of Security Capital's consolidated investees as of September 30, 1997 and December 31, 1996 (in thousands):

                                                             1997       1996
                                                          ---------- ----------
   Multifamily properties (ATLANTIC):
     Operating properties................................ $1,085,786 $  952,770
     Developments under construction.....................    159,784    194,587
     Developments in planning............................     12,939      7,795
     Land held for future development....................      4,248      2,083
                                                          ---------- ----------
   Subtotal.............................................. $1,262,757 $1,157,235
                                                          ---------- ----------
   Extended-stay lodging properties (Homestead):
     Operating properties................................ $  256,539 $  129,035
     Developments under construction.....................    214,714    108,691
     Developments in planning............................     57,276     12,256
     Land held for future development....................      1,452      1,448
     Land held for sale..................................      8,046      5,590
                                                          ---------- ----------
   Subtotal..............................................    538,027    257,020
                                                          ---------- ----------
   Total real estate, at cost............................  1,800,784  1,414,255
   Less accumulated depreciation.........................     73,604     48,882
                                                          ---------- ----------
   Total real estate..................................... $1,727,180 $1,365,373
                                                          ========== ==========

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

  Presented below is summary earnings information for SCI for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                               1997      1996
                                                             --------  --------
   Rental and other income.................................. $228,571  $166,527
                                                             --------  --------
   Expenses:
     Rental expenses, net of recoveries.....................   19,530    19,475
     Depreciation and amortization..........................   58,241    43,187
     Interest...............................................   39,188    28,723
     General and administrative, including REIT management
      fee...................................................   22,563    18,026
     Costs incurred in acquiring management companies from
      Security Capital......................................   75,376       --
                                                             --------  --------
                                                              214,898   109,411
                                                             --------  --------
   Net earnings before minority interest....................   13,673    57,116
     Minority interest share in net earnings................    2,763     2,499
                                                             --------  --------
   Net earnings.............................................   10,910    54,617
     Less Preferred Share dividends.........................   26,488    18,062
                                                             --------  --------
   Net earnings (loss) attributable to common shares........ $(15,578) $ 36,555
                                                             ========  ========
   Security Capital share of net earnings (loss)............ $ (6,505) $ 17,663
                                                             ========  ========

  Presented below is summary earnings information for PTR for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                               1997      1996
                                                             --------  --------
   Rental and other income.................................. $260,550  $240,821
                                                             --------  --------
   Expenses:
     Rental expenses........................................   92,063    96,545
     Depreciation...........................................   38,052    32,230
     Interest...............................................   45,702    22,401
     General and administrative, including REIT management
      fee...................................................   16,542    18,416
     Costs incurred in acquiring management companies from
      Security Capital......................................   71,707       --
                                                             --------  --------
                                                              264,066   169,592
                                                             --------  --------
   Earnings (loss) from operations..........................   (3,516)   71,229
     Gain on sale of investments............................   47,930    33,340
                                                             --------  --------
   Net earnings.............................................   44,414   104,569
     Less Preferred Share dividends.........................   14,625    18,956
                                                             --------  --------
   Net earnings attributable to common shares............... $ 29,789  $ 85,613
                                                             ========  ========
   Security Capital share of net earnings................... $ 10,996  $ 32,293
                                                             ========  ========

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


  Presented below is summary earnings information for SC-USREALTY for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                 1997    1996
                                                               -------- -------
   Revenues:
     Dividends................................................ $ 70,736 $16,270
     Increase in unrealized gains.............................  213,395  76,276
     Realized gains...........................................   22,416     892
     Other income.............................................    2,491   2,243
                                                               -------- -------
                                                                309,038  95,681
                                                               -------- -------
   Expenses:
     Interest on line of credit...............................   10,188   1,074
     General and administrative, including advisory fee.......   21,179   5,860
                                                               -------- -------
                                                                 31,367   6,934
                                                               -------- -------
   Net earnings............................................... $277,671 $88,747
                                                               ======== =======
   Security Capital share of net earnings..................... $ 90,781 $34,874
                                                               ======== =======

  A condensed consolidating balance sheet of Security Capital as of September 30, 1997 follows (in thousands):

                                                                           SECURITY CAPITAL
                         SECURITY CAPITAL SECURITY CAPITAL    HOMESTEAD     U.S. AND EURO-
                              GROUP           ATLANTIC         VILLAGE       PACIFIC REAL
                         INCORPORATED(A)  INCORPORATED(B)  INCORPORATED(B) ESTATE SHARES(B) CONSOLIDATED(C)
                         ---------------- ---------------- --------------- ---------------- --------------
Investments, at equity..    $2,643,350       $      --        $    --          $    --        $1,892,729
Net real estate
 investments............           --         1,203,270        532,513              --         1,727,180
Investments in publicly
 traded real estate
 securities, at market
 value..................           --               --             --           119,211          130,211
Cash and other assets...       380,297          158,213         97,811            5,641          485,821
                            ----------       ----------       --------         --------       ----------
  Total assets..........    $3,023,647       $1,361,483       $630,324         $124,852       $4,235,941
                            ==========       ==========       ========         ========       ==========
Long-term debt..........    $1,038,862       $  310,166       $259,981         $    --        $1,512,258
Line of credit..........           --            84,802         27,408              --           112,210
Other liabilities.......       244,490           42,751         51,066            3,242          292,910
                            ----------       ----------       --------         --------       ----------
  Total liabilities.....     1,283,352          437,719        338,455            3,242        1,917,378
Minority interests......           --               --             --               --           586,189
Shareholders' equity....     1,740,295          923,764        291,869          121,610        1,732,374
                            ----------       ----------       --------         --------       ----------
  Total Liabilities and
   Shareholders' Equity.    $3,023,647       $1,361,483       $630,324         $124,852       $4,235,941
                            ==========       ==========       ========         ========       ==========

--------
(a) Includes ATLANTIC, Homestead, SC-US and SC-EP on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


  A condensed consolidating statement of operations for Security Capital for the nine months ended September 30, 1997 follows (in thousands):

                                                                           SECURITY CAPITAL
                         SECURITY CAPITAL SECURITY CAPITAL    HOMESTEAD     U.S. AND EURO-
                              GROUP           ATLANTIC         VILLAGE       PACIFIC REAL
                         INCORPORATED(A)  INCORPORATED(B)  INCORPORATED(B) ESTATE SHARES(B) CONSOLIDATED(C)
                         ---------------- ---------------- --------------- ---------------- ---------------
Equity in earnings of
 investees..............     $143,797         $    --          $   --          $   --           $98,692
Rental revenues.........          --           123,765          40,421             --           164,186
Services Division
 revenues from related
 parties................       91,696              --              --              --            77,272
Other income............        2,750            2,877           1,250          24,139           27,621
                             --------         --------         -------         -------          -------
                              238,243          126,642          41,671          24,139          367,771
                             --------         --------         -------         -------          -------
Rental expenses.........        3,778           47,851          17,369             --            65,150
Services Division
 expenses...............       62,455              --              --              --            62,455
Depreciation and
 amortization...........        3,860           19,453           7,831             --            30,084
Interest expense........       88,655           14,572              --             --           103,227
General, administrative
 and other..............       40,883            9,785          10,988             565           52,057
                             --------         --------         -------         -------          -------
                              199,631           91,661          36,188             565          312,973
                             --------         --------         -------         -------          -------
Earnings from
 operations.............       38,612           34,981           5,483          23,574           54,798
Gain on sale of
 management companies...       93,395              --              --              --            93,395
                             --------         --------         -------         -------          -------
Earning before income
 taxes and minority
 interests..............      132,007           34,981           5,483          23,574          148,193
  Provision for income
   taxes................       70,879              --              --              --            70,879
  Minority interests....          --               --              --              --            18,710
                             --------         --------         -------         -------          -------
Net earnings............       61,128           34,981           5,483          23,574           58,604
  Less Preferred Share
   dividends............        7,819              491             --              --             8,310
                             --------         --------         -------         -------          -------
Net earnings
 attributable to common
 shares and common
 equivalent shares......     $ 53,309         $ 34,490         $ 5,483         $23,574          $50,294
                             ========         ========         =======         =======          =======

--------
(a)  Includes ATLANTIC, Homestead, SC-US and SC-EP on the equity method.
(b)  Reflects the carrying amount prior to elimination entries.
(c)  Consolidated amounts include effect of elimination entries.

(4) INDEBTEDNESS

 Lines of Credit:

  At September 30, 1997, Security Capital and its consolidated subsidiaries (ATLANTIC and Homestead), had revolving bank lines of credit. Security Capital has a $400,000,000 revolving line of credit with Wells Fargo Realty Advisors, Incorporated (Wells Fargo) as agent for a group of lenders. The agreement is effective through November 15, 1998 with an option to renew for successive one-year periods, with the approval of Wells Fargo and the participating lenders. Borrowings bear interest, at Security Capital's option, at either LIBOR plus 1.50%

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

or a base rate (defined as the higher of Wells Fargo prime rate or the Federal Funds Rate plus .50%) with interest payable monthly in arrears. Commitment fees range from 0.125% to 0.25% per annum based on the average unfunded line of credit balance. Security Capital's line is secured by its holdings in SCI, PTR, ATLANTIC, SC-USREALTY and Homestead.

  The Security Capital line of credit is a primary obligation of SC Realty. Security Capital guarantees the line. SC Realty is a legal entity which is separate and distinct from Security Capital and its affiliates, and has separate assets, liabilities, business functions and operations. There was no outstanding balance on Security Capital's line of credit at September 30, 1997.

  On December 18, 1996, ATLANTIC obtained a $350,000,000 unsecured line of credit from Morgan Guaranty Trust Company of New York (Morgan Guaranty), as agent for a group of lenders. Borrowings bear interest at prime, or at ATLANTIC's option, LIBOR plus a margin (1.375% through July 2, 1997 and 1.125% thereafter). ATLANTIC currently pays a commitment fee on the average unfunded line of credit balance ranging from 0.125% to 0.25% per annum, depending on the amount of undrawn commitments. The line of credit matures December 1998 and may be extended for one year with the approval of Morgan Guaranty and the other participating lenders. The outstanding balance on ATLANTIC's line of credit at September 30, 1997 was $66,502,000.

  On June 30, 1997, ATLANTIC entered into a $25,000,000 short-term, unsecured borrowing agreement with Texas Commerce Bank National Association. The loan matures on June 30, 1998 and bears interest at an overnight rate. At September 30, 1997, the outstanding balance under this agreement was $18,300,000.

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, New York Branch (Commerzbank), which provided for borrowings of up to $50,000,000, which has been increased to $100,000,000, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 1.95% per annum. Additionally, there is a commitment fee of 0.325% per annum on the average unfunded line of credit balance. The line of credit matures May 1998 and may be extended with the approval of the lenders. At September 30, 1997, borrowings under the line of credit totaled $27,408,000.

  Each line requires maintenance of certain financial covenants. Security Capital, SC Realty, ATLANTIC and Homestead were in compliance with all such covenants at September 30, 1997.

 Notes Payable:

  On August 20, 1997, ATLANTIC completed an offering of $100 million of 7.25% debt securities due 2009 (the 2009 Notes) and $50 million of 7.86% debt securities due 2017 (the 2017 Notes and together with the 2009 Notes, the Notes). The Notes are direct, senior unsecured obligations of ATLANTIC and rank equally with all other unsecured and unsubordinated indebtedness of ATLANTIC from time to time outstanding. The Notes bear interest at the rates stated above, payable semiannually in arrears. Principal installments on the Notes will be paid each year beginning in 2002 for the 2009 Notes and 2013 for the 2017 Notes, so that the Notes will amortize beginning in such years. The Notes are redeemable at any time at the option of ATLANTIC, in whole or in part, at a redemption price equal to the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a make-whole amount, if any. The Notes are governed by the terms and provisions of an indenture. Net proceeds from the offering were approximately $148.8 million, net of underwriters' commissions and other costs, and were used to repay borrowings under ATLANTIC's $350 million unsecured line of credit.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


 Mortgage Notes Payable:

  Mortgage notes payable, which are obligations of ATLANTIC and Homestead, consisted of the following at September 30, 1997 and December 31, 1996 (in thousands):

                                                              1997       1996
                                                            ---------  --------
   Mortgage Type
     Conventional fixed rate (a)........................... $  39,328  $ 34,168
     Tax exempt fixed and variable rate (a)................   120,838   121,622
                                                            ---------  --------
                                                              160,166   155,790
                                                            ---------  --------
     Convertible fixed rate (b)............................   180,820   112,639
     Less discount.........................................   (17,590)  (11,330)
                                                            ---------  --------
                                                              163,230   101,309
                                                            ---------  --------
                                                            $ 323,396  $257,099
                                                            =========  ========

--------
(a) Real estate with an aggregate undepreciated cost at September 30, 1997 of $59,538,000 and $205,189,000 serves as collateral for the conventional mortgage notes payable and the tax exempt mortgages, respectively.
(b) In connection with the October 1996 Homestead spin-out transaction, Homestead executed a funding commitment agreement with PTR which provides borrowing capability in the amount of $199,000,000. Under this funding agreement, Homestead may call for funding from PTR through March 31, 1998 for the development of the projects acquired from PTR in the transaction. As a result of the fundings, PTR will receive convertible mortgage notes in stated amounts of up to $221,000,000. The notes are collaterized by Homestead properties. PTR's convertible mortgage notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding. None of the mortgage notes were converted as of September 30, 1997.

 Convertible Debt:

  Security Capital's convertible subordinated debentures due June 30, 2014 (the 2014 Convertible Debentures) were called for redemption on September 29, 1997. The principal amount outstanding totaled $715,838,000 at September 30, 1997 and $713,677,000 at December 31, 1996. The 2014 Convertible Debentures will be redeemed on December 1, 1997, at a redemption price of $1,000 per $1,000 principal amount of 2014 Convertible Debentures plus accrued and unpaid interest through December 1, 1997.

  In lieu of redemption, 2014 Convertible Debenture holders may elect to convert their debentures into shares of Security Capital Class A common stock at the conversion price of $1,046 per share, beginning October 10, 1997, and until the close of business November 28, 1997. On conversion of the 2014 Convertible Debentures, any accrued and unpaid deferred interest shall be deemed to be paid in full upon delivery of the common shares to the debenture holder. As of November 11, 1997 $591,791,832 principal amount of 2014 Convertible Debentures had been converted into 565,767 shares of Security Capital Class A common stock.

  In addition, the Board of Directors approved a payment of deferred interest ($37,535,418) to holders of 2014 Convertible Debentures of record as of October 8, 1997. The payment was made October 9, 1997. The payment equals a semi-annual payment of interest at a 10.535% annualized rate earlier approved by the Board for 1997.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

  Security Capital's convertible subordinated debentures due March 29, 2016 (the 2016 Convertible Debentures) totaling $323,024,000 at September 30, 1997 and $226,520,000 at December 31, 1996 accrue interest at 6.5% per annum and require semi-annual interest payments on the last business day of each June and December.

  The 2016 Convertible Debentures are convertible into Security Capital common stock at $1,153.90 per share, at the option of the holder any time after the earlier to occur of (i) one year after Security Capital's initial public offering of Class B Shares (September 18, 1998) (ii) March 29, 2001 (iii) the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital or (iv) notice of redemption of the debentures by Security Capital. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, upon not less than 60 days nor more than 90 days prior written notice to the holders. The redemption price is par plus any accrued and unpaid interest to the redemption date.

 Interest:

  Security Capital capitalizes interest of its consolidated subsidiaries as part of the cost of real estate projects under development. During the nine months ended September 30, 1997 and 1996, the total interest paid on all outstanding debt was $74,843,000 and $55,535,000, respectively, including $22,026,000 and $7,587,000, respectively, which was capitalized. Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan in the case of issuance costs or twelve months in the case of renewal costs. Amortization of deferred financing costs included in interest expense for the nine months ended September 30, 1997 and 1996 was $2,651,000 and $2,080,000, respectively.

(5) SHAREHOLDERS' EQUITY

  On April 17, 1997 Security Capital shareholders approved an amended and restated charter which created Class A and Class B Shares. All outstanding common stock as of April 18, 1997 was automatically reclassified as Class A Shares.

  Included in general, administrative and other expenses, for the nine months ended September 30, 1997, is a $6.6 million charge associated with an exchange of Security Capital Class A shares for shares of a corporate entity (SCGPB Incorporated) owned by Security Capital's chairman, whose sole assets were warrants and options to purchase Security Capital shares. The above-described charge represents the value applicable to the holder's ability to defer exercising the warrants and options until 2002 in accordance with their terms.

 Initial Public Offering:

  On September 23, 1997, Security Capital completed an initial public offering of 22,569,710 Class B Shares at an average price of $27.69 per share. The proceeds from the sale of these shares, net of underwriters' commission and other expenses, were approximately $593,048,000. The proceeds are being used for the repayment of outstanding bank indebtedness, investment in new businesses and for general corporate purposes. SC-USREALTY purchased 1,964,286 shares in the offering without payment of any underwriters' commission.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

 ATLANTIC Preferred Share Issuance:

  On August 20, 1997 ATLANTIC completed an offering of 2,000,000 of its shares of Series A Cumulative Redeemable Preferred Stock, par value $.01 per share with a stated liquidation preference of $25.00 per share (the Series A Preferred Shares). Holders of the Series A Preferred Shares are entitled to receive cumulative preferential cash distributions at a rate of 8.625% per annum. The Series A Preferred Shares will be redeemable on or after August 20, 2002 by ATLANTIC for cash at a redemption price to be determined, plus accrued and unpaid distributions. Subject to certain exceptions, the holders of Series A Preferred Shares will have no voting rights. The Series A Preferred Shares will not be convertible into or exchangeable for any other property or securities of ATLANTIC.

 Per Share Data:

  Per share data is computed based on weighted average shares outstanding during the period. In the computation of net earnings per common share, outstanding options and warrants are included as common stock equivalents using the treasury stock method. The conversion of convertible debt and preferred stock into common shares is not assumed, for the three and nine months ended September 30, 1996 and the nine months ended September 30, 1997, as the effect would be anti-dilutive.

  In February 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS No. 128). The new statement is effective December 31, 1997. At that time, Security Capital will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The result would be an increase in primary earnings per share of $.04 for both the three and nine months ended September 30, 1997. The impact of SFAS No. 128 on the calculation of Security Capital's earnings per share is immaterial for the three and nine months ended September 30, 1996.

(6) INCOME TAXES

  Security Capital accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS No. 109). Security Capital files a consolidated federal income tax return. Homestead also accounts for income taxes under SFAS No. 109 and its tax effects are included in Security Capital's consolidated financial statements. Homestead files a separate Federal income tax return. ATLANTIC has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made in Security Capital's consolidated financial statements for federal income taxes for ATLANTIC's operations. SC-US and SC-EP have complied with the provisions of the Internal Revenue Code available to regulated investment companies and intend to distribute investment company net taxable income and net capital gains to shareholders. Therefore, no provision for federal income taxes has been made in Security Capital's consolidated financial statements for SC-US or SC-EP.

  Security Capital's effective tax rate for the nine months ended September 30, 1997 differs from the statutory rate primarily because of the value ($49,898,000) assigned to the nondeductible Class B Warrants which reduced the gain on the sale of the management companies and the nondeductible, non-cash charge ($6,600,000) as described in notes 2 and 5, respectively. The effective tax rate for the three months ended September 30, 1997 is primarily affected by the value assigned to the nondeductible Class B warrants.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


  Security Capital had tax net operating loss carryforwards of approximately $44,000,000 (as adjusted for the Mergers) at December 31, 1996. If not previously utilized, the loss carryforwards will expire beginning 2005 through 2010. Utilization of existing net operating loss carryforwards is limited by Internal Revenue Code Section 382 (limitation on net operating loss carryforwards following ownership change) and the Separate Return Limitation Year (SRLY) rules.

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

  As part of their due diligence procedures, Security Capital's investees conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Security Capital's results of operations. Security Capital and its investees are not aware of any environmental condition on any of their properties which is likely to have a material adverse effect on its financial condition or results of operations.

  At September 30, 1997, Security Capital's consolidated subsidiaries had approximately $317,000,000 of unfunded commitments for developments under construction. ATLANTIC and Homestead's commitments were $118,000,000 and $199,000,000 respectively.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1997, the FASB released Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. Security Capital already complies with the requirements of the Statement which is effective for periods ending after December 15, 1997.

  The FASB also released Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both Statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting SFAS No. 130 is not expected to materially affect the consolidated financial statements or notes to consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

  We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of September 30, 1997, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 1997 and 1996, the statement of shareholders' equity for the nine-month period ended September 30, 1997 and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of Management. We were furnished with the reports of other accountants on their reviews of the financial statements of Security Capital Pacific Trust, Security Capital Atlantic Incorporated and Homestead Village Incorporated, whose total assets represent 56.3% of the total assets of Security Capital Group Incorporated and subsidiaries as of September 30, 1997 and whose income represent 47.1% and 54.5% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the nine-month periods ended September 30, 1997 and 1996, respectively.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 1996, and, in our report dated February 28, 1997, we expressed an unqualified opinion on that statement based on our audit and reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Arthur Andersen LLP

Chicago, Illinois
November 12, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Security Capital's consolidated financial statements and the notes thereto in Item 1 of this report.

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, managements beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause Security Capital's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions that would affect the operating results of its Capital Division investees or the revenues earned by its Services Division subsidiaries and (ii) changes in financial markets and interest rates that could adversely affect Security Capital's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  Security Capital is a real estate research, investment and operating management company. Security Capital's strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various operating and other entities (the Capital Division) and provides various management and financial services through a Services Division. The Capital Division invests in real estate-related companies with the objective of generating capital appreciation and growing dividends. The Services Division provides strategic guidance, research, investment analysis, asset and fund management, capital markets and legal and accounting services for the companies in which Security Capital and its affiliates have invested.

  Security Capital obtains income from two sources: (1) its share of earnings in ATLANTIC, PTR, SCI, SC-USREALTY, Homestead, SC-US, SC-PG, SC-EP and SHC, some of which Security Capital accounts for by the equity method where it owns less than a 50% controlling interest (PTR, SCI, SC-USREALTY, SC-PG and SHC) and others of which are consolidated in Security Capital's consolidated financial statements (ATLANTIC, Homestead, SC-US and SC-EP); and (2) financial services revenues earned by the Real Estate Research Group, the Global Capital Management Group and the Financial Services Group and, prior to the Mergers (see note 2 to consolidated financial statements), the REIT management and property management companies. Revenues from the Services Division are only reflected in Security Capital's consolidated financial statements if they were earned from investees accounted for by the equity method. Services Division revenues earned from consolidated investees are eliminated in Security Capital's consolidated financial statements.

  Upon consummation of the Mergers, Security Capital exchanged its interests in the applicable REIT management companies and property management companies for common shares of ATLANTIC, PTR and SCI, respectively. Although the effects of the Mergers on Security Capital's future consolidated results of operations are complex, Security Capital expects reductions in Services Division revenues relating to the exchange of the REIT management and property management companies for PTR and SCI to be substantially offset by increases in Capital Division revenues attributable to its ownership of additional common shares of PTR and SCI.

  SC-USREALTY, in accordance with generally accepted accounting principles, accounts for its investments at market value or estimated fair value (depending on whether the investment is publicly traded) and reflects changes in such values in its statement of income pursuant to fair value accounting principles. Security Capital accounts for its investment in SC-USREALTY using the equity method and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-USREALTY's investments. SC-USREALTY values its investments in publicly traded companies at market determined by using closing market prices as of the relevant balance sheet date. SC-USREALTY values its investments in private companies at fair value, generally determined at cost, or an appropriate lower value if the investment is not performing as expected. If substantial additional capital is raised by an investee from independent third parties in a private placement, SC-USREALTY values its investment at the price at which that capital was raised when a substantial percentage of the new subscriptions have been funded. In addition, through an advisory relationship with SC-USREALTY, a Services Division subsidiary also earns advisory fee revenues based on a percentage of the fair value of SC-USREALTY's investments (not including short-term investments and investments in Security Capital).

  SC-US, in accordance with generally accepted accounting principles, accounts for its investments at market value and reflects changes in such values in its statement of income pursuant to fair value accounting principles. All of its investments are in publicly traded real estate companies located in the United States. Security Capital consolidates SC-US and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-US's investments.

  SC-EP, in accordance with generally accepted accounting principles, accounts for its investments at market value and reflects changes in such values in its statement of income pursuant to fair value accounting principles. Security Capital consolidates SC-EP and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-EP's investments.

  SC-PG, in accordance with generally accepted accounting principles, accounts for its investments at market value or estimated fair value (depending on whether the investment is publicly traded). Security Capital accounts for its investment in SC-PG using the equity method and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-PG's investments. SC-PG makes intermediate-term investments primarily in the convertible securities of real estate operating companies. SC-PG values its investments in publicly traded securities at market determined by using closing market prices as of the relevant balance sheet date. SC-PG values its investments in privately held securities by using closing market prices, as of the relevant balance sheet date, of an identical class of publicly traded securities if it exists. The fair value of other privately held securities is determined by consistently applying policies and procedures which consider many factors.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

 CAPITAL DIVISION INVESTMENTS

 Dividends Received

  Security Capital's dividends received increased $9.2 million, or 11%, from $80.9 million for the nine months ended September 30, 1996 to $90.1 million for the nine months ended September 30, 1997. The increase results primarily from (a) the purchase of additional shares in SCI and ATLANTIC, (b) dividends from SC-US of approximately $3.6 million during the nine months ended September 30, 1997 and (c) an increase in per share dividend rates.

 Equity in Earnings of Less Than 50% Owned Investees

  Security Capital's equity in SCI's earnings decreased 137% from $17.7 million to ($6.5) million for the nine months ended September 30, 1996 and 1997, respectively. This decrease was primarily attributable to a one-time non-cash expense of approximately $75.4 million related to SCI's acquisition of its REIT management and property management companies from Security Capital (see note 2 to the consolidated financial statements). This was accounted for as a one-time non-cash expense, rather than goodwill, since the REIT and property management companies did not qualify as businesses for purposes of applying APB Opinion No. 16 "Business Combinations". The impact of this one-time expense was partially offset by a $7.4 million increase in Other

Real Estate Income, $2.2 million of income from unconsolidated subsidiaries acquired during 1997, a $6.5 million increase in gains on dispositions and an increase in the amount of distribution space owned and leased by SCI. At September 30, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of beneficial interest of SCI was approximately 43.0% and 48.2%, respectively.

  Security Capital's equity in PTR's earnings decreased 66% from $32.3 million for the first nine months of 1996 to $11.0 million for the first nine months of 1997. This decrease was primarily attributable to a one-time non-cash expense of approximately $71.7 million related to PTR's acquisition of its REIT management and property management companies from Security Capital (see note 2 to the consolidated financial statements). This was accounted for as a one-time non-cash expense, rather than goodwill, since the REIT and property management companies did not qualify as businesses for purposes of applying APB Opinion No. 16 "Business Combinations". There was also an increase in interest expense ($23.3 million) primarily due to the issuance by PTR of Long-Term Debt during the year-ended December 31, 1996 ($380 million) and in March 1997 ($50 million). The impact of these expenses was partially offset by an increase ($14.6 million) in gains on sales of properties and interest income on Homestead notes of $11.4 million. At September 30, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of beneficial interest of PTR was 33.2% and 37.6%, respectively.

  Security Capital's share of SC-USREALTY's earnings increased from $34.9 million for the nine months ended September 30, 1996 to $90.8 million for the nine months ended September 30, 1997. SC-USREALTY effectively commenced its investment activities in October 1995, and at September 30, 1996, SC-USREALTY had investments at cost of approximately $981 million with a fair market value of approximately $1.1 billion. At September 30, 1997, SC-USREALTY had investments at cost of $2.0 billion with a fair market value of $2.5 billion. Unrealized appreciation on SC-USREALTY's investments increased by $213.4 million and $76.3 million for the nine months ended September 30, 1997 and 1996, respectively. In addition, SC-USREALTY recorded net investment income of $64.3 million and $12.5 million for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997 and 1996, Security Capital's ownership interest in the outstanding common stock of SC-USREALTY was 31.3% and 40.4%, respectively.

  During the nine months ended September 30, 1997, Security Capital invested $94.5 million in SHC, which was formed in May 1997. As of September 30, 1997, SHC's portfolio consisted of eleven hotels. Nine of these hotels were purchased on September 30, 1997. The total cost of the portfolio as of September 30, 1997 was $768 million. At September 30, 1997 Security Capital's ownership interest in the outstanding common stock of SHC was 49.4%.

  During the nine months ended September 30, 1997, Security Capital invested $15 million in SC-PG, which was formed in January 1997. At September 30, 1997, SC-PG had investments and investment commitments at cost and fair value of approximately $231.7 million and $271.9 million, respectively. At September 30, 1997 Security Capital's ownership interest in the outstanding common stock of SC-PG was 12.0%.

  Security Capital's initial investment (approximately $9.9 million) in SC-US occurred in late December 1996. During the nine months ended September 30, 1997, Security Capital invested an additional $90.1 million in SC-US. At September 30, 1997, SC-US had investments at cost and fair market value of approximately $100.5 million and $119.2 million, respectively. Security Capital owned 98.4% and 100% of the outstanding shares of SC-US at September 30, 1997 and December 31, 1996, respectively.

  As of September 30, 1997 Security Capital had invested $11 million in SC-EP and its ownership interest in the outstanding common stock of SC-EP was 100%.

 RENTAL OPERATIONS--FROM GREATER THAN 50% OWNED CONSOLIDATED INVESTEES

 Rental Revenues

  Rental revenues increased $64.6 million, or 65%, from $99.6 million for the nine months ended September 30, 1996 to $164.2 million for the same period in 1997. This increase was attributable to an increase in the number of multifamily units owned and operated by ATLANTIC (21,077 operating units at September 30, 1997 compared to 17,535 operating units at September 30, 1996) and increased rental rates. This resulted in a $24.2 million increase in rental revenues between the nine-month periods. Also accounting for part of the increase in rental revenues is the consolidation of Homestead after the spin-out transactions completed on October 17, 1996 by Security Capital, ATLANTIC and PTR of their extended-stay lodging assets. Homestead generated $40.4 million in rental revenues for the nine month period ended September 30, 1997.

 Rental Expenses

  Rental expenses increased by $25.5 million, or 64%, to $65.2 million for the nine months ended September 30, 1997 from $39.7 million for the same period in 1996. The increase is attributable to the increase in the number of ATLANTIC's operating multifamily communities and the consolidation of Homestead as discussed above under "Rental Revenues". ATLANTIC's rental expenses increased $8.1 million (excluding REIT and property management fees) in the first nine months of 1997 compared to the corresponding period of 1996. Homestead's rental expenses were $17.4 million for the nine months ended September 30, 1997.

 Other Income, net

  The $4.3 million increase in Other Income primarily results from (a) the inclusion of SC-US's dividend income (approximately $4.1 million) and realized gains on sale of investments (approximately $1.2 million) for the nine months ended September 30, 1997; (b) Homestead's other income of $1.3 million; partially offset by (c) a $2.0 million reduction in gain on disposal of real estate by ATLANTIC.

 SERVICES DIVISION

 Revenues

  Services Division revenues increased by 38% from $56.0 million for the nine months ended September 30, 1996 to $77.3 million for the same period in 1997. The increase of $21.3 million in Services Division revenues in 1997 as compared to 1996 was primarily attributable to growth in operations at SC-USREALTY and SCI. In particular, operating advisory revenues earned from SC-USREALTY increased $13.1 million and financial services revenues earned from SCI increased $6.7 million. Additionally, fees earned by Security Capital Markets Group Incorporated increased by $5.5 million and capital management, research and administrative services fees, respectively, earned by Global Capital Management Group and SC Group Incorporated increased by $1.3 million during the nine months ended September 30, 1997 compared to the same period in 1996, offset by a $5.3 million decrease in fees earned by the PTR REIT and property management companies as a result of the spin-out of Homestead assets by PTR in October, 1996.

  Effective September 9, 1997, the Services Division no longer receives REIT management and property management revenues, and no longer incurs associated operating expenses, as a result of the Mergers described in note 2 to the consolidated financial statements. Growth in Services Division revenues is expected to come primarily from growth in management and advisory revenues earned by the Global Capital Management Group and, to a lesser extent, fees earned by the Security Capital Markets Group, research and administrative services groups. The Global Capital Management Group manages and advises with respect to strategic investments and intermediate-term investments on behalf of its customers, SC-USREALTY, SC-PG, SC-US and SC-EP, as well as new clients. Such assets under management increased from $1.4 billion at December 31, 1996 to $2.9 billion at September 30, 1997. In November 1997, SC-GLOBAL REALTY was formed and commenced its initial offering. It seeks to be the leading publicly-traded European real estate company focused on making strategic investments in non-US real estate companies.

 Expenses

  Services Division expenses increased by $10.3 million, or 20%, for the nine months ended September 30, 1997, to $62.5 million from $52.2 million for the same period in 1996. This increase resulted from the expansion of the Services Division, including the hiring of additional professionals primarily for the REIT and property management companies and the Global Capital Management Group. Services Division expenses amounting to $52.0 million represent expenses incurred by the REIT and property managers through September 9, 1997 (date of sale to the REITs) which will not be incurred in future periods.

 DEPRECIATION AND AMORTIZATION

  Total depreciation and amortization for Security Capital was $30.1 million and $17.5 million for the nine months ended September 30, 1997 and 1996, respectively. Of those amounts, $26.2 million and $15.0 million represented depreciation and amortization from rental operations for those same periods in 1997 and 1996, respectively. Depreciation for ATLANTIC increased $4.5 million to $19.5 million for the first nine months of 1997 from $15.0 million for the first nine months of 1996, an increase of 30%, due to the increase in the number of operating multifamily communities between those periods. Depreciation for Homestead was $6.7 million for the nine months ended September 30, 1997. The remaining depreciation and amortization of $3.9 million and $2.5 million in 1997 and 1996, respectively, is attributable to the Services Division, representing an increase of $1.4 million over such depreciation and amortization for the first nine months of 1996. This increase is primarily a result of depreciation and amortization on additional computer hardware and software and office leasehold improvements.

 INTEREST EXPENSE

  Interest expense on the Convertible Debentures increased $13.9 million or 20% to $82.9 million for the first nine months of 1997 compared to $69.0 million for the same period in 1996. The increase is primarily attributable to receipt of the subscriptions for 2016 Convertible Debentures from a private placement offering completed in March 1996, which totaled $323 million.

  Interest expense on other obligations increased by $4.0 million from the first nine months of 1996 to the same period in 1997, largely due to ATLANTIC's increased weighted average mortgage debt outstanding during the first nine months of 1997, ATLANTIC's issuance of senior notes payable in August 1997 ($1.3 million of interest expense related to senior notes) and Security Capital's increased weighted average line of credit balance ($79.5 million and $63.5 million for the nine months ended September 30, 1997 and 1996, respectively).

 GENERAL, ADMINISTRATIVE AND OTHER

  General, administrative and other expenses increased by $29.5 million, or 131%, for the nine months ended September 30, 1997, to $52.1 million from $22.6 million for the same period in 1996. This increase resulted primarily from (a) additional personnel and related costs and professional fees applicable to researching new business opportunities, enhancing information systems designed for global operations, and to a lesser extent, additional personnel for human resources and other administrative support functions ($12.3 million), (b) a non-cash, non-recurring charge to earnings of $6.6 million in the second quarter of 1997 in connection with the transaction discussed in note 5 to the consolidated financial statements, (c) consolidation of Homestead's and SC-US's accounts in 1997 ($9.8 million and $0.2 million, respectively), and (d) an increase in ATLANTIC's administrative expenses ($0.6 million).

 PROVISION FOR INCOME TAXES

  The provision for income taxes increased by $57.8 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This increase is primarily attributable to deferred income taxes on the equity in earnings of Security Capital's unconsolidated investees and the gain on sale of the management companies to PTR and SCI.

  Prior to the second quarter of 1996, Security Capital did not record a provision for income taxes as it had deferred tax assets that were completely offset by a valuation allowance. Beginning in the second quarter of

1996, a deferred tax liability was recorded primarily because of Security Capital's equity in the earnings of SC-USREALTY. The effective rate for the nine months ended September 30, 1997 is affected by the $6.6 million nondeductible, non-cash charge described in note 5 to the consolidated financial statements and the value ($49.9 million) assigned to the nondeductible Class B warrants issued to the PTR and SCI shareholders as described in note 2 to the consolidated financial statements. The effective rate for the three months ended September 30, 1997 is primarily affected by the value assigned to the nondeductible Class B warrants.

 MINORITY INTERESTS

  Minority interests increased from $9.3 million for the nine months ended September 30, 1996 to $18.7 million for the nine months ended September 30, 1997 primarily due to increased earnings of ATLANTIC, coupled with an increase in minority ownership interests in ATLANTIC in conjunction with its public offerings in October 1996 and May 1997 and the spin-out of Homestead which also occurred in October 1996.

 PREFERRED SHARE DIVIDENDS

  On April 1, 1996, Security Capital issued 139,000 Series A Preferred Shares to a single investor. The Series A Preferred Shares carry a 7.5% preferential cash dividend rate, payable when and if authorized by the Board of Directors quarterly in arrears. Security Capital paid $7.8 million and $5.2 million in dividends on the Series A Preferred Shares for the nine months ended September 30, 1997 and 1996, respectively.

  On August 20, 1997, ATLANTIC issued 2,000,000 Series A Cumulative Redeemable Preferred Shares. The Series A Cumulative Redeemable Preferred Shares carry a 8.625% cumulative preferential cash dividend rate per annum. ATLANTIC accrued $0.5 million in dividends on the Series A Cumulative Redeemable Preferred Shares as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

  Security Capital's investment activities consist primarily of the investment in the common shares of its Capital Division investees and capital expenditures relating to expansion of its Services Division business. The investment activities of Security Capital's operating companies consist primarily of the acquisition and development of real estate. In addition, SC-US and SC-EP invest in the securities of publicly traded real estate companies and SC-PG makes intermediate-term investments primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities primarily through the sale of stock and debentures in private placements and borrowings under its line of credit.

  On September 23, 1997 Security Capital completed an initial public offering of Class B shares (net proceeds of approximately $593 million). The proceeds of the offering are being used for the repayment of outstanding borrowings under the line of credit, investment in new businesses and general corporate purposes.

  Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies), proceeds from the initial public offering of its Class B Shares and funds currently available under its $400 million revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operating and investing activities for existing businesses for the next twelve months. Security Capital intends to finance its long-term business activities (including investments in new business initiatives) through the proceeds from the Offering of its Class B Shares, borrowings under an expanded line of credit and the exercise of the Warrants issued as described below. In addition, Security Capital anticipates that its operating companies will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings.

  Security Capital distributed Warrants to purchase $250 million of Class B Shares to the shareholders of SCI, PTR and ATLANTIC pursuant to the Mergers. The exercise price of a Warrant is $28 per Class B Share

(compared to a market price of $32.00 per share as of November 11, 1997), although no assurance can be given that Warrants will be exercised. The Warrants will expire on September 18, 1998.

  Security Capital's consolidated investees have undertaken the following recent financing activities:

  . In May 1997, ATLANTIC completed an $83 million (net proceeds) equity offering to finance development and acquisition plans for 1997. In connection with the Merger, ATLANTIC completed a fully subscribed rights offering (net proceeds of $56.9 million). In addition, ATLANTIC has completed public offerings of $50 million of preferred stock and $150 million of unsecured senior debt securities. Proceeds from these offerings and borrowings under its $350 million line of credit are expected to provide the capital for ATLANTIC's financing needs.

  . Homestead plans a development program for its extended-stay lodging properties which will be financed primarily through its funding commitment agreements with PTR and ATLANTIC, which agreements will provide up to $199 million and $111 million, respectively, in financing, as well as through outstanding warrants to purchase Homestead common stock outstanding as of September 30, 1997 (between October 1 and October 29, the expiration date of the warrants, Security Capital exercised $7.6 million in Homestead warrants). In May 1997, Homestead obtained a $50 million (since increased to $100 million) revolving line of credit. Also, on October 14, 1997 Homestead filed a shelf registration statement with the Securities and Exchange Commission, which has not yet been declared effective, for the sale of up to $300 million of common stock to meet its financing needs.

NINE MONTHS ENDED SEPTEMBER 30, 1997 INVESTING AND FINANCING ACTIVITIES

  Security Capital recorded investments of $763 million for the nine months ended September 30, 1997 consisting primarily of (i) $152 million invested by ATLANTIC for the development and acquisition of multifamily communities; (ii) $255 million invested by Homestead for the development of extended-stay lodging properties; (iii) $149 million invested by Security Capital for common shares of SC-USREALTY; (iv) $91 million invested by SC-US in publicly traded real estate securities; and (v) $94 million, $15 million and $11 million invested by Security Capital in the common shares and convertible debt of SHC and the common shares of SC-PG and SC-EP, respectively.

  Security Capital obtained financing of $1.0 billion during the nine months ended September 30, 1997 primarily from (i) proceeds from the sale of common stock of $690 million net of expenses and repurchases (including $593 million in net proceeds from Security Capital's initial public offering) and convertible debentures of $99 million; (ii) ATLANTIC's net proceeds from sale of common shares to its minority interest owners ($190 million) and its net proceeds from issuance of preferred shares ($48 million); (iii) Homestead's issuance of convertible mortgage notes to PTR for $61 million; (iv) ATLANTIC's issuance of unsecured senior debt securities for $150 million; offset by (v) a net use of cash to repay line of credit borrowings of $150 million and (vi) other financing transactions resulting in an aggregate use of cash of $35 million.

 LINE OF CREDIT

 Security Capital

  SC Realty, a wholly owned subsidiary of Security Capital, has a $400 million secured revolving line of credit with Wells Fargo. The line of credit matures in November 1998 and may be extended for one year periods with the approval of Wells Fargo and the other participating lenders. Borrowings on the line of credit bear interest, at SC Realty's option, at either (i) LIBOR plus a margin of 1.50%, or (ii) the higher of the federal funds rate plus a margin of .50% or Wells Fargo's prime rate, with interest payable monthly in arrears. SC Realty pays a commitment fee ranging from .125% to .25% per annum based on the average unfunded line of credit balance. The line of credit is guaranteed by Security Capital and is secured by shares of PTR, SCI, ATLANTIC, SC-USREALTY and Homestead.

  The line of credit contains a restricted payments covenant which prohibits dividends and distributions on SC Realty's capital stock in excess of 100% of SC Realty's cash flow available for distribution (as defined). Security Capital's guaranty of the line of credit also contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities to net worth ratio and an interest coverage ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The guaranty also contains a restricted payments covenant which prohibits dividends and distributions on Security Capital's capital stock in excess of 95% of Security Capital's cash flow available for distribution (as defined). As of September 30, 1997, there was no outstanding balance on this line of credit and Security Capital and SC Realty were in compliance with all financial covenants.

  Homestead and ATLANTIC have lines of credit as described in note 4 to the consolidated financial statements.

 Mortgage Notes Payable

  Mortgage notes payable totaled $323 million at September 30, 1997 and consisted of the following: (i) conventional fixed rate mortgage obligations of ATLANTIC in the amount of $39 million; (ii) tax exempt mortgage obligations of ATLANTIC of $121 million; and (iii) convertible mortgage obligations of Homestead of $163 million. Mortgage note obligations of ATLANTIC and Homestead are not guaranteed by Security Capital.

  The Homestead convertible mortgage notes are convertible, at the option of PTR, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

 Unsecured Notes Payable

  Notes payable totaled $150 million at September 30, 1997 and consisted of the following: (i) ATLANTIC's 7.25% debt securities due 2009 in the amount of $100 million and (ii) ATLANTIC's 7.86% debt securities due 2017 in the amount of $50 million.

 CONVERTIBLE DEBENTURES

 2014 Convertible Debentures

  At September 30, 1997, Security Capital had approximately $715.8 million principal amount of 2014 Convertible Debentures outstanding. The 2014 Convertible Debentures will be redeemed on December 1, 1997, at a redemption price of $1,000 per $1,000 principal amount of 2014 Convertible Debentures plus accrued and unpaid interest through December 1, 1997. In lieu of redemption, 2014 Convertible Debenture holders may elect to convert 2014 Convertible Debentures into Security Capital Class A common stock at the conversion price of $1,046 per share, beginning October 10, 1997, and until the close of business November 28, 1997. On conversion of the 2014 Convertible Debentures, any accrued and unpaid deferred interest shall be deemed to be paid in full upon delivery of the common shares to the debenture holder. As of November 11, $591.8 million principal amount of debentures had been converted.

 2016 Convertible Debentures

  At September 30, 1997, Security Capital had approximately $323.0 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Shares at $1,153.90 per share at the option of the holder at any time after the earlier to occur of
(i) the first anniversary of Security Capital's initial public offering (September 18, 1998), (ii) March 29,

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

                           PART II--OTHER INFORMATION

ITEM 76. EXHIBITS AND REPORTS ON FORM 8-K
  (a) EXHIBITS

      2.1      ATLANTIC Merger Agreement and Plan of Merger
      2.2      PTR Merger Agreement and Plan of Merger
      2.3      SCI Merger Agreement and Plan of Merger
      4.1      Rights Agreement between Security Capital and The First
               National Bank of Boston, as Rights Agent, including form
               of Rights Certificate
      4.2      Warrant Agreement by and between Security Capital and The
               First National Bank of Boston, as warrant agent, including form of warrant certificate
     10.1      Amended and Restated Investor Agreement between ATLANTIC
               and Security Capital
     10.2      Third Amended and Restated Investor Agreement between PTR
               and Security Capital
     10.3      Third Amended and Restated Investor Agreement between SCI
               and Security Capital
     10.4      Administrative Services Agreement between ATLANTIC and Se-
               curity Capital
     10.5      Administrative Services Agreement between PTR and Security
               Capital
     10.6      Administrative Services Agreement between SCI and Security
               Capital
     11        Fully Diluted Earnings Per Common Share and Common Equiva-
               lent Share
     27        Financial Data Schedule

  (b) REPORTS ON FORM 8-K

                                                                  FINANCIAL
   DATE FILED                     ITEM REPORTED                   STATEMENTS
   ----------                     -------------                   ----------
 October 1, 1997 On September 29, 1997, Security Capital called       No
                 for redemption of all its 12% Convertible
                 Subordinated Debentures due 2014.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Group Incorporated

                                                 /s/ Paul E. Szurek
                                          -------------------------------------
                                                     Paul E. Szurek,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                                  /s/ Jayson C. Cyr
                                          -------------------------------------
                                                     Jayson C. Cyr,
                                              Vice President and Controller
                                             (Principal Accounting Officer)

Date: November 13, 1997