Form 10-K
period 1997-12-31
SECURITY CAPITAL GROUP INC/
filed 1998-03-30
CIK 923687

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the fiscal year ended December 31, 1997

                                      OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
  For the transition period from     to

                        COMMISSION FILE NUMBER 1-13355

                      SECURITY CAPITAL GROUP INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       36-3692968
              MARYLAND


                                                    (I.R.S. Employer
    (State or Other Jurisdiction                   Identification No.)
  of Incorporation or Organization)

                              125 LINCOLN AVENUE
                          SANTA FE, NEW MEXICO 87501
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)



                                (505) 982-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                  ON WHICH REGISTERED
                   -------------------                -----------------------
      Class A Common Stock, par value $.01 per share  New York Stock Exchange
      Class B Common Stock, par value $.01 per share  New York Stock Exchange
      Preferred Share Purchase Rights                 New York Stock Exchange
      Warrants to purchase shares of Class B Common
       Stock                                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the registrant's Class A and Class B Common Stock on March 12, 1998, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,519,410,116.

  At March 12, 1998, there were 1,768,931 shares of the registrant's Class A Common Stock outstanding and 36,477,563 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1998 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM DESCRIPTION                                                          PAGE
 ---- -----------                                                          ----
                                    PART I
  1.  Business .........................................................     1
  2.  Properties .......................................................    30
  3.  Legal Proceedings ................................................    43
  4.  Submission of Matters to a Vote of Security Holders...............    43
                                    PART II
      Market for the Registrant's Common Equity and Related Stockholder
  5.  Matters ..........................................................    43
  6.  Selected Financial Data ..........................................    45
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations ............................................    46
  7A. Quantitative and Qualitative Disclosure About Market Risk ........    58
  8.  Financial Statements and Supplementary Data ......................    58
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure Matters.....................................    58
                                   PART III
 10.  Directors and Executive Officers of the Registrant ...............    58
 11.  Executive Compensation ...........................................    58
 12.  Security Ownership of Certain Beneficial Owners and Management ...    58
 13.  Certain Relationships and Related Transactions....................    58
                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..    59
 POWER OF ATTORNEY
 SIGNATURES
 EXHIBIT INDEX

                                     PART I

ITEM 1. BUSINESS

  SECURITY CAPITAL GROUP INCORPORATED ("SECURITY CAPITAL") is a real estate research, investment and operating management company. Security Capital operates its businesses through two divisions. The Capital Division generates EBDADT (earnings before depreciation, amortization and deferred taxes) principally from its pro rata ownership of private and public strategic real estate operating company investments. The Services Division derives EBDADT through service fees from the Real Estate Research Group, Global Capital Management Group and Financial Services Group. The Capital Division accounted for 91.9% and the Services Division accounted for 8.1% of Security Capital's $214.28 million of reported EBDADT for 1997. At December 31, 1997, Security Capital's fully converted shareholders' equity, based on fair value, was $4.384 billion.

  The CAPITAL DIVISION'S Global Strategic Group ("GSG") provides business strategy and operating and capital deployment oversight to the companies in which Security Capital has direct and indirect strategic ownership positions. Since its inception, GSG has directed significant expenditures, both in the U.S. and internationally, in research and development to create new, fully integrated, value-added operating companies with proprietary customer-delivery systems. GSG works closely with the management of affiliated private start-up and public investees to ensure their long-term sustainable cash flow growth. At December 31, 1997, GSG oversaw strategic investments in 14 private and public real estate operating companies focused in international distribution, multi-family housing, neighborhood infill shopping centers, city center retail, parking, corporate office, self-storage, hotels and corporate extended stay lodging. GSG also oversees several new niche businesses that are currently at various stages of research and development. These operating companies had a combined total market capitalization of $18.66 billion at December 31, 1997.

  The SERVICES DIVISION'S Real Estate Research Group ("RERG") conducts proprietary real estate research and provides analyses of long-term market conditions and short-term trends to Security Capital's affiliates. The Global Capital Management Group ("GCMG") manages capital invested in real estate securities with both short to intermediate-term and long-term investment objectives. At December 31, 1997, GCMG provided real estate securities management for four entities with total assets under management of $3.548 billion. The Financial Services Group ("FSG") provides administrative and capital markets services to various affiliated operating companies and investment entities.

                            [ORGANIZATIONAL CHART]

  As of December 31, 1997, Security Capital employed 424 people at the corporate level, and its affiliated operating companies employed 6,206 people. The principal offices of Security Capital and its directly owned affiliates are in Atlanta, Brussels, Chicago, Denver, El Paso, London, Luxembourg, New York and Santa Fe.

  The global real estate industry is in the early stages of a dramatic transition from ownership in "passive hands" to becoming a securitized industry with a more rational approach to capital allocation and operating management. As public real estate investment enterprises become more prevalent, a greater percentage of the industry's new capital is moving to publicly traded, fully integrated, value-added operating companies. Securitized holdings offer significant benefits to institutional and retail investors, including enhanced liquidity, real-time pricing and the opportunity for optimal growth and sustainable competitive rates of return.

  Security Capital's operating strategy is intended to maximize EBDADT* as follows:

                             [EBDADT GROWTH CHART]

  * EBDADT represents earnings before depreciation, amortization and deferred taxes. EBDADT should not be considered as an alternative to net earnings or any other generally accepted accounting principles ("GAAP") measurement of performance as an indicator of Security Capital's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of Security Capital's liquidity.

  Through December 31, 1997, Security Capital has invested an aggregate of approximately $2.33 billion in the common shares of Security Capital Pacific Trust ("PTR"), Security Capital Industrial Trust ("SCI"), Security Capital Atlantic Incorporated ("ATLANTIC"), Security Capital U.S. Realty ("SC-USREALTY") and Homestead Village Incorporated ("Homestead"). Those securities had an aggregate market value of approximately $3.57 billion (based on the closing prices of those securities on the principal exchanges on which the securities are listed on December 31, 1997).

SECURITY CAPITAL REAL ESTATE RESEARCH GROUP (RERG)

  RERG produces real estate research for both the Global Capital Management Group and the Global Strategic Group. Research plays a key role in the process of deploying capital through the long-and short-term evaluation of supply and demand for each real estate property type in targeted geographic markets. The evaluations are based on economic, demographic and market factors as well as proprietary demand and supply models.

  RERG conducts an economic base analysis for every major metropolitan market in the United States. Economic base analysis identifies the key industry sectors which drive a market's economy by exporting goods or services outside the area. By examining the stability and growth potential of these industries, as well as the diversity of their mix, RERG assesses the risks and long-term growth prospects for that particular market. The demand models created by RERG for each property type incorporate demographic factors such as population, household income, age, education, employment and housing characteristics for an area as small as one-sixteenth of a square mile in certain markets. The economic and demographic analyses are translated into an overall evaluation of the demand prospects for each property type in each market.

  On a short-term basis, RERG monitors real estate market conditions such as occupancy and rent growth to forecast the near-term (one to two years) demand/supply balance of each property type in the market.


SECURITY CAPITAL GLOBAL CAPITAL MANAGEMENT GROUP (GCMG)

  GCMG manages or advises capital invested either in focused funds or in strategic operating companies that seek to maximize total return over an intermediate time horizon of up to 42 months. GCMG's principal focus is on publicly traded real estate companies that it believes should outperform the market due to factors such as an emerging new strategy or opportunity, imminent changes in supply and demand that would affect asset performance, market inefficiencies that result in mispriced securities, or consolidation opportunities. GCMG, through its clients, will also commit capital to private start-up companies that have significant prospects for sustained growth, that can utilize both strategic and operating consulting and capital, and that have the prospect of becoming public companies. GCMG clients will generally take ownership positions ranging from 0.5% to 4.99% of the equity securities of its investees, except with respect to Security Capital Preferred Growth Incorporated ("SC-PG") and SC-USREALTY, which may take larger ownership positions.

  GCMG currently provides investment research and advice to Security Capital
(EU) Management S.A., the advisor to SC-USREALTY, in connection with certain investments in publicly traded companies. In addition, GCMG currently manages Security Capital U.S. Real Estate Shares ("SC-US") and SC-PG.

  . Security Capital U.S. Realty: Special Opportunity Positions. SC-USREALTY is primarily a strategic operating company. See "--Security Capital Global Strategic Group--Security Capital U.S. Realty." It also utilizes some of its capital to invest on an intermediate basis. In this capacity, it identifies publicly traded companies with solid growth prospects and invests, through a wholly owned subsidiary, with the objective of realizing attractive total returns through dividends and share price appreciation. As of December 31, 1997, the SC-USREALTY Special Opportunity Positions had a fair market value of $608.7 million. For the period from December 31, 1995 to December 31, 1997, the SC-USREALTY Special Opportunity Positions achieved a compound annual total return of approximately 42.6%, as measured in the manner required by the Securities and Exchange Commission (the "Commission") for U.S. mutual funds, after the deduction of fees and expenses. The compound annual total return has been calculated based on the following principal assumptions: (i) investments were made on the dates SC-USREALTY Special Opportunity Positions made its investments, (ii) dividends or other distributions, if any, were immediately reinvested and (iii) the per share value of the investments on December 31, 1997 is represented by the closing sales price of the shares on such date on the principal stock exchanges on which such shares are listed. There can be no assurance that a comparable rate of return may be obtained in the future.

  . Security Capital U.S. Real Estate Shares Incorporated ("SC-US"). SC-US is a highly focused, no-load real estate mutual fund that seeks to provide shareholders with above average returns, including current income and capital appreciation through investments in publicly traded real estate securities in the United States. SC-US's long-term objective is to achieve top-quartile returns as compared with other mutual funds that invest in securities of publicly traded real estate companies in the United States by integrating in-depth proprietary real estate market research with sophisticated capital markets research and modeling techniques. As of December 31, 1997, Security Capital had invested $100 million in SC-US. As of December 31, 1997, SC-US had $117.9 million of assets under management. For the period from December 31, 1996 to December 31, 1997, SC-US achieved a per annum total return of approximately 25.2%, as measured in the manner required by the Commission for U.S. mutual funds, after the deduction of fees and expenses. The annual total return has been calculated based on the following principal assumptions: (i) investments were made on the dates SC-US made its investments, (ii) dividends or other distributions, if any, were immediately reinvested and (iii) the per share value of the investments on December 31, 1997 is represented by the closing sales price of the shares on such date on the principal stock exchanges on which such shares are listed. There can be no assurance that a comparable rate of return may be obtained in the future.

  . Security Capital Preferred Growth Incorporated ("SC-PG"). SC-PG is a private real estate company investing on an intermediate basis primarily in the convertible securities of public and private real estate companies that can benefit from SC-PG's capital and operating guidance. SC-PG utilizes a proprietary investment process to identify, analyze and structure privately negotiated investments in real estate companies with strong prospects for growth over the intermediate term. As of December 31, 1997, SC-PG had existing commitments of $73.8 million and $471.2 million of investments in seven public and private real estate operating companies. Security Capital has committed to invest $80 million in SC-PG. As of December 31, 1997, Security Capital owned 12.9% of SC-PG.

  . Security Capital European Real Estate Shares Incorporated ("SC-E"). SC-E is a highly focused, no-load real estate mutual fund that seeks to provide shareholders with above average returns, including current income and capital appreciation through investments in real estate securities in Europe. SC-E is domiciled in the United States. Long term, SC-E's objective is to achieve top quartile total returns as compared to other mutual funds that invest primarily in real estate securities in Europe by integrating in-depth proprietary real estate market research with sophisticated capital markets research and modeling techniques. SC-E commenced operations in September 1997. GCMG serves as both investment adviser and administrator to SC-E. Security Capital has committed to invest $25 million in SC-E. At December 31, 1997, SC-E had $16 million of assets under management.

SECURITY CAPITAL GLOBAL STRATEGIC GROUP (GSG)

  GSG provides business strategy and operating and capital deployment oversight to the companies in which Security Capital has direct or indirect strategic ownership positions. Security Capital plans to pursue investments in private companies that have highly focused business strategies that management believes have prospects for sustained growth and may become publicly traded. Security Capital expects to benefit as these companies experience growth in cash flows and increases in share prices consistent with similar direct investments that Security Capital has made since 1991 in PTR, SCI, ATLANTIC, Homestead and SC-USREALTY and indirect investments made by SC-USREALTY. No assurance can be given that Security Capital will achieve similar results on future strategic investments.

                                                        DIRECT/INDIRECT   EQUITY MARKET
   CLIENTS                                              OWNERSHIP(1)(2) CAPITALIZATION(1)
   -------                                              --------------- -----------------
                                                                          (IN MILLIONS)
   Security Capital Pacific Trust......................       31%            $2,437
   Security Capital Atlantic Incorporated..............       49%            $1,036
   Homestead Village Incorporated(3)...................       31%            $  878
   Security Capital Industrial Trust...................       37%            $3,379
   SC-USREALTY(4)......................................       33%            $2,458
     CarrAmerica Realty Corporation(5).................       38%            $2,179
     Storage USA, Inc.(5)..............................       35%            $1,216
     Regency Realty Corporation(5).....................       39%            $  799
     Pacific Retail Trust(5)...........................       69%            $  884

--------
(1) Ownership and market capitalization are as of December 31, 1997, and assume contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares, and options and warrants for common shares have been exercised. The resulting number of common shares is multiplied by the closing price of the common shares on such date for those companies listed on an exchange or, in the case of Pacific Retail Trust ("PACIFIC RETAIL"), the last private equity offering price. See "--Operating Companies' Market Price Information and Financial Performance."
(2) As of December 31, 1997, Security Capital's percentage ownerships in its investees, based on common shares outstanding on such date, were 33.1% of PTR, 49.9% of ATLANTIC, 65.0% of Homestead, 42.5% of SCI and 32.9% of SC-USREALTY. Equity market capitalization, as of December 31, 1997, based on common shares outstanding was $2.26 billion for PTR, $1.01 billion for ATLANTIC, $419 million for Homestead, $3.05 billion for SCI and $2.46 billion for SC-USREALTY.
(3) Ownership of Homestead assumes that all convertible mortgage notes have been funded and converted into shares of Homestead common stock. Ownership of Homestead does not include any ownership Security Capital may obtain in Homestead upon conversion of convertible mortgage notes owned by PTR and ATLANTIC through funding commitment agreements.
(4) The European management and Board of Directors of SC-USREALTY receive operating and investment advice from Security Capital (EU) Management S.A., which subcontracts certain research and advisory activities from its affiliates GCMG and GSG.
(5) This company is an investee of SC-USREALTY through its subsidiary and is not directly advised by Security Capital. The ownership percentage reflected is that of SC-USREALTY.

  For further information with respect to (i) Security Capital's direct ownership interests in PTR, ATLANTIC, Homestead, SCI and SC-USREALTY, (ii) the historical high and low sale prices of the common shares for such companies, as well as the cash dividends declared by such companies, and (iii) Security Capital's unrealized appreciation in its investment in the securities of such companies, see "--Operating Companies' Market Price Information and Financial Performance."

  For purposes of the following discussion, references to "compound annual returns" for PTR, ATLANTIC, Homestead, SCI and SC-USREALTY have been calculated based on the following principal assumptions: (i) the beginning date of the measurement period is the date on which Security Capital made its first investment (and, in the case of PTR, became the REIT manager thereof), (ii) the calculation includes only Security Capital's initial investment, (iii) dividends received, if any, were immediately reinvested in common shares and (iv) the per share value of the investment on December 31, 1997 is represented by the closing sales price of the shares on such date on the principal stock exchange on which the shares are listed. There can be no assurance that comparable rates of return may be obtained in the future by Security Capital or other investors. In addition, references to "equity market capitalization" for each of the companies listed below assume contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares and options and warrants for common shares have been exercised. The resulting number of common shares is multiplied by the closing price on such date of the common shares on the principal exchange on which the shares are listed.

  . Security Capital Pacific Trust (NYSE: PTR). PTR's objective is to be the preeminent real estate operating company focused on the development, acquisition, operation and long-term ownership of multifamily communities in the growing markets of the western United States. PTR is focused on generating long-term, sustainable growth in per share cash flow. PTR expects to achieve long-term cash flow growth by maximizing the operating performance of its core assets through value-added asset management and by executing a research-based investment strategy that allows PTR to redeploy capital from existing assets with limited growth prospects into targeted developments with optimal prospects for growth. As of December 31, 1997, PTR's portfolio of multifamily communities included 43,465 operating units, 5,545 units under construction and an estimated 10,558 units in planning, owned or under control. In addition, PTR owns or controls land for future development of an expected 6,090 additional units. PTR has committed to fund certain mortgage loans for Homestead which are convertible into Homestead common stock. Upon full funding of those mortgage loans, PTR will have $221.3 million in principal amount of convertible mortgage notes which will be convertible into a total of 19,246,402 shares of Homestead common stock, which would represent approximately 33.0% of the fully converted common shares of Homestead as of December 31, 1997. Since February 1991, when Security Capital took its initial position in PTR, through December 31, 1997, PTR's equity market capitalization has increased from $34 million to $2.4 billion. From February 1991 through December 31, 1997, the compound annual return for PTR was 30.6%.

  . Security Capital Atlantic Incorporated (NYSE: SCA). ATLANTIC's objective is to be the preeminent real estate operating company for the development, acquisition, operation and long-term ownership of multifamily communities in the south-Atlantic, mid-Atlantic and near-midwestern growth markets of the United States. ATLANTIC is focused on generating long-term, sustainable growth in per share cash flow. ATLANTIC is building its portfolio by implementing a research-driven investment strategy that includes opportunistic acquisitions of existing properties and the development of carefully planned moderate income multifamily communities. As of December 31, 1997, ATLANTIC's portfolio included 21,693 operating multifamily units, 5,847 units under construction and an estimated 928 units in planning. Additionally, ATLANTIC has land in planning and under contract for the future development of 1,864 units with a total budgeted development cost of $127.5 million. ATLANTIC has committed to fund certain mortgage loans for Homestead which are convertible into Homestead common stock. Upon full funding of those mortgage loans, ATLANTIC will have $98.0 million in principal amount of convertible mortgage notes which will be convertible into a total of 8,524,215 shares of Homestead common stock, which would represent approximately 14.6% of the fully converted common shares of Homestead as of December 31, 1997. At December 31, 1997, ATLANTIC had an equity market capitalization of $1.0 billion. Since its inception in December 1993 through December 31, 1997, the compound annual return for ATLANTIC was 12.5%.

  .  Homestead Village Incorporated (American Stock Exchange:
     HSD). Homestead's objective is to become the preeminent developer, owner and operator of moderate priced, extended-stay lodging properties throughout the United States. Homestead's strategic focus is on the corporate business traveler. Homestead was created in 1992 through extensive research and development and became a public company in October 1996. Homestead seeks to achieve long-term growth in cash flow by focusing on infill locations proximate to major business centers and convenient to services desired by customers. Homestead seeks to build a national brand recognized and valued by major corporate customers by concentrating on delivering high-quality service and product in desirable locations. As of December 31, 1997, Homestead had completed development of 71 properties representing in the aggregate 9,675 rooms and had 50 properties under construction totaling 6,622 rooms. At December 31, 1997, Homestead had an equity market capitalization of $878 million. From its spin-off in October 1996 through December 31, 1997, Homestead had a compound annual return of 40.5%. Homestead has been approved for listing on the NYSE and expects to become listed on the NYSE during the first week of April 1998.

  . Security Capital Industrial Trust (NYSE: SCN). SCI is the largest publicly held, U.S. based global owner and operator of distribution properties based on equity market capitalization, with operations in North America and Europe. SCI's primary objective is to build shareholder value through long-term, sustainable growth in per share cash flow. SCI expects to achieve this objective through the SCI International Operating System(TM) which provides exceptional corporate distribution facilities and services to meet customer expansion and reconfiguration needs globally. SCI focuses on the world's largest 1,000 users of distribution facilities globally by providing exceptional customer service at the international, national and local levels. SCI's investment strategy is to acquire generic distribution facilities and develop full-service, master-planned distribution parks in metropolitan areas that demonstrate strong demographic growth and excellent distribution real estate fundamentals. At December 31, 1997, SCI had distribution properties operating or under development in 37 national markets and 26 targeted international markets, totaling 99.3 million square feet. At December 31, 1997, SCI had an equity market capitalization of $3.5 billion. Since October 20, 1992 through December 31, 1997, the compound annual return for SCI was 26.5%.

  . Strategic Hotel Capital Incorporated ("SHC"). SHC was formed in March 1997 and is focused on becoming the preeminent owner of luxury and upscale full-service hotel properties that are subject to long-term management contracts with leading global hotel management companies. SHC uses research driven capital deployment to identify investment opportunities in markets with high barriers to entry, develop strategic relationships with preferred operators of superior brands and enhance operating results through active, disciplined asset management. Each of
     (i) Security Capital and its affiliates and (ii) Whitehall Street Real Estate Limited Partnership VII (together with certain other affiliates of Goldman, Sachs & Co.) have invested $300 million of capital (and have committed to invest an additional $100 million) on an equal basis in SHC and affiliates of The Prudential Insurance Company of America have invested $327 million of capital in SHC. At December 31, 1997, Security Capital owned 39.5% of SHC's outstanding common stock. As of December 31, 1997, SHC had made strategic investments of $964 million in 13 hotels.

  . A senior assisted living company ("SAL") was formed in February 1997 and is focused on becoming the preeminent developer, owner and operator of moderately priced senior assisted living facilities in the United States. SAL intends to create shareholder value through its purpose built facility design, moderate priced positioning and proprietary operating system. As of December 31, 1997, Security Capital had committed to invest $172.5 million in SAL and owned 100% of SAL.

  . Security Capital Global Realty ("SC-GR"). SC-GR is a research-driven, European-based company which has the objective of becoming the preeminent publicly traded real estate operating company that will own strategic control positions in highly focused, fully integrated real estate operating companies outside the United States. SC-GR is initially focusing its investment activities on real estate companies which operate in Europe or the Asia-Pacific region. SC-GR expects to deploy its capital into real estate operating companies seeking long-term, sustainable per share cash flow growth. Each company in which SC-GR invests will seek to be recognized by the public marketplace as a highly focused, fully integrated operating company and a leader among its peers. SC-GR will make strategic investments in securities of real estate companies which operate outside the United States. SC-GR will follow the strategy of SC-USREALTY (described below) as it relates to investment strategy, management, governance, operating strategies, capital policies and stock listings. The only contrast to SC-USREALTY is that SC-GR will invest in companies which operate outside the United States. Similar to SC-USREALTY, SC-GR is organized under Luxembourg law. The European management and Board of Directors of SC-GR receive operating and investment advice from Security Capital Global Management S.A., which subcontracts certain research and advisory activities from its affiliates including GCMG and GSG. As of December 31, 1997, SC-GR has received commitments to purchase $921.8 million of its common stock, including Security Capital's commitment of $300 million.

  . Security Capital U.S. Realty (Amsterdam Stock Exchange: SCUSR). SC-USREALTY's objective is to become Europe's preeminent real estate operating company owning, through a wholly owned subsidiary, significant strategic positions in leading value-added real estate operating companies based in the United States. Through a proactive ownership role, appropriate board representation and ongoing consultation, SC-USREALTY expects to influence the business strategies and operations of the companies in which it invests to increase per share cash flow. SC-USREALTY's strategic ownership positions as of December 31, 1997 include proactive ownership positions in and commitments to three public and four private U.S. real estate operating companies with a combined market capitalization of approximately $7.2 billion. The European management and Board of Directors of SC-USREALTY receive operating and investment advice from Security Capital (EU) Management S.A., which subcontracts certain research and advisory activities from its affiliates including GCMG and GSG. Security Capital has advised SC-USREALTY that it does not intend to make its own direct strategic investments in equity-oriented REITs in the future, other than those in which Security Capital currently owns a strategic ownership position. At December 31, 1997, SC-USREALTY had an equity market capitalization of $2.46 billion. Since its inception in October 1995 through December 31, 1997, the compound annual return for SC-USREALTY was 17.5%.

  SC-USREALTY seeks to have 75% to 90% of its assets deployed in long-term strategic ownership positions in real estate operating companies organized as REITs and real estate operating companies which are expected in due course to become REITs.

  SC-USREALTY also seeks to acquire up to 10% (but generally less than 5%) of the shares of publicly traded real estate companies and to hold such positions for an intermediate term of 12 to 18 months (or sooner if the targeted returns are realized more quickly) with the objective of obtaining attractive total returns through dividends and share price appreciation. SC-USREALTY seeks to have 10% to 25% of its assets deployed in such publicly traded positions and, as of December 31, 1997, SC-USREALTY had $345 million (market value) of publicly traded positions in 31 companies. See "--Security Capital Global Capital Management Group--SC-USREALTY: Special Opportunity Positions."

  As of December 31, 1997, SC-USREALTY owned 52,430.89 shares of Security Capital's Class A common stock, par value $.01 per share ("Class A Shares"), 1,964,286 shares of Security Capital's Class B common stock, par value $.01 per share ("Class B Shares"), and $55 million of Security Capital's 6 1/2% convertible subordinated debentures due 2016 ("2016 Convertible Debentures"). SC-USREALTY purchases securities of Security Capital at arm's-length prices.

 SC-USREALTY's Strategic Ownerhip Positions:

  . CarrAmerica Realty Corporation ("CarrAmerica") (NYSE: CRE). CarrAmerica is a national company focused on becoming the leading owner, operator and developer of value-driven office properties in key growth markets throughout the United States. Management seeks to achieve these objectives by offering corporate customers exceptional customer service on a national basis. At December 31, 1997, CarrAmerica owned 255 properties (approximately 19 million square feet of space) with another 40 office properties under construction. At December 31, 1997, CarrAmerica had an equity market capitalization of $2.2 billion.

  . Storage USA, Inc. ("Storage USA") (NYSE: SUS). Storage USA is a national company focused on becoming the leading owner, operator and developer of self-storage facilities in the United States. Storage USA's strategy is to maximize rents, occupancy and profitability at each of its facilities by offering outstanding value and customer service in this highly fragmented industrial real estate niche. At December 31, 1997, Storage USA owned or managed 402 self-storage facilities aggregating 26.1 million square feet in 31 states. At December 31, 1997, Storage USA had an equity market capitalization of $1.2 billion.

  . Regency Realty Corporation ("REGENCY") (NYSE: REG). REGENCY is focused on becoming the leading owner and operator of grocery-anchored neighborhood infill shopping centers in selected growth markets of the eastern United States. At December 31, 1997, REGENCY had an equity market capitalization of $799 million.

  . Pacific Retail Trust. PACIFIC RETAIL is building a portfolio and implementing a business strategy that is designed to make it the leading owner, operator and developer of grocery-anchored neighborhood infill shopping centers in the western United States. At December 31, 1997, PACIFIC RETAIL had a private equity market capitalization of $884 million, based on the per share sales price obtained in PACIFIC RETAIL's most recent private offering of its common shares.

  . Parking Services International ("PSI") is a private company focused on becoming the preeminent international operator, developer and manager of parking facilities. PSI expects to achieve this objective by providing superior operating and parking solutions for parking facility owners and customers on an international, regional and local basis. PSI commenced full operations in July 1997. As of December 31, 1997, SC-USREALTY had committed to invest approximately $26.5 million in PSI.

  . Urban Growth Properties Trust ("UGP") is a private company focused on acquiring, developing and owning strategically located income-producing land in key urban infill locations in selected target markets throughout the United States. As of December 31, 1997, SC-USREALTY had committed to invest $150.0 million in UGP, had invested $17.7 million in UGP and owned 100% of the common shares of UGP.

  . City Center Retail Trust ("CCRT") is a private strategic operating company, established in 1997 to provide high-quality customer service on a national basis to top U.S. and international retailers in attractive downtown and urban infill markets for retail throughout the United States. CCRT is focused on becoming the premier company in the acquisition, development, operation and ownership of well-designed and well-managed urban retail properties in attractive U.S. markets for premier retailers by providing attractive urban retail locations. As of December 31, 1997, SC-USREALTY had invested $83.7 million in CCRT and owned 100% of the common shares of CCRT.

  . CWS Communities Trust ("CWS") is one of the leading private manufactured home community operations in the United States. SC-USREALTY has invested $92.6 million in CWS and owns 83.0% of its common shares.

SECURITY CAPITAL FINANCIAL SERVICES GROUP (FSG)

 . SCGroup Incorporated ("SCGroup"). SCGroup provides accounting, human resources and benefits administration, tax planning and compliance, risk management, cash management, internal audit and information systems services to the companies in which Security Capital has direct investments. As a result, Security Capital's operating affiliates realize the benefits of economies of scale by consolidating several management activities in a centralized operations center.

 .  Security Capital Markets Group Incorporated ("Security Capital Markets
   Group"). Security Capital Markets Group is focused on efficiently accessing institutional capital through private placements for certain private and public companies within the Security Capital organization. This gives institutional investors the early opportunity to invest in Security Capital's real estate operating companies that Security Capital believes will ultimately achieve preeminent positions in their respective market niches. Equally importantly, the professionals in Security Capital Markets Group maintain open lines of communication with institutional investors that have taken ownership positions in Security Capital's private and public companies.

FUTURE STRATEGY

  Since its inception, Security Capital has committed capital to research and development in order to identify opportunities where it can invest in the start-up of new businesses or new investment services with the objective that they will ultimately become publicly traded companies. Once opportunities are identified and thoroughly researched, Security Capital commits substantial additional capital to the development of operating systems and human capital. By pursuing a strategy of making a significant investment in advance of the start-up company's initial operations, as well as making ongoing investments in operating systems and human capital as the company grows, Security Capital seeks to ensure that the start-up company can successfully implement an attractive growth strategy.

  In 1993, initial research began on an investment strategy which was announced in 1995 as SC-USREALTY. As of December 31, 1997, SC-USREALTY had an equity market capitalization of $2.46 billion. See "--Security Capital Global Strategic Group--Security Capital U.S. Realty."

  After four years of research and development, Security Capital announced the formation of Homestead in 1996. As of December 31, 1997, approximately $280.9 million of value had been created for the shareholders of PTR, ATLANTIC and Security Capital as a result of the formation and spin-off of Homestead as measured by (i) the equity market capitalization of Homestead securities held by PTR and ATLANTIC (or their respective shareholders) and Security Capital less (ii) the aggregate cost basis of the assets contributed by PTR, ATLANTIC and Security Capital to Homestead in the spin-off transaction on October 17, 1996, the cost basis of the Homestead convertible mortgage loans to be funded by PTR and ATLANTIC and the cost basis of the Homestead warrants to purchase common shares distributed to Security Capital and the shareholders of PTR and ATLANTIC. As of December 31, 1997, Homestead had an equity market capitalization of $878 million. See "--Security Capital Global Strategic Group--Homestead Village Incorporated."

  Security Capital is considering several new business initiatives in which it has recently made or agreed to make investments. While none of these initiatives is material at present to Security Capital's results of operations or financial condition, an important new component of Security Capital's future growth is expected to come from these and future new business initiatives which are in varying stages of research and development. No assurances can be given that these initiatives will be successful.

OPERATING COMPANIES' MARKET PRICE INFORMATION AND FINANCIAL PERFORMANCE

  The following table sets forth, for the periods indicated, the high and low sales prices of the common shares of SCI, ATLANTIC, PTR, Homestead and SC-USREALTY on the NYSE (in respect of SCI, ATLANTIC and PTR), the American Stock Exchange (in respect of Homestead) and the AEX Stock Exchange, Amsterdam (in respect of SC-USREALTY) and the cash dividends declared by such companies per outstanding common share:

                                 SCI                     ATLANTIC                        PTR
                         -------------------------- ---------------------------- --------------------------
                                            CASH                         CASH                       CASH
                                          DIVIDEND                     DIVIDEND                   DIVIDEND
                         HIGH    LOW      DECLARED  HIGH      LOW      DECLARED  HIGH     LOW     DECLARED
                         ----    ----     --------- ----      ----     --------- ----     ----    ---------
1996:
First Quarter........... $18 7/8 $16 1/2   $0.2525   --        --        $0.42   $22 1/4  $19 1/4   $0.31
Second Quarter..........   18     16 7/8    0.2525   --        --         0.42    22 3/8   20 1/2    0.31
Third Quarter...........  18 1/4  16 7/8    0.2525   --        --         0.42    22 5/8   20 1/4    0.31
Fourth Quarter..........  22 1/2  17 7/8    0.2525  $24 5/8   $20 7/8     0.39    23 5/8    19       0.31
1997:
First Quarter...........  22 1/2  19 7/8    0.2657   26 1/2    22 1/8     0.39    25 1/8    21      0.325
Second Quarter..........  21 3/4  18 7/8    0.2657   24 1/8    20 3/4     0.39    24 1/4   21 1/2   0.325
Third Quarter...........  23 5/8  20 3/4    0.2657   24 3/16   21 1/2     0.39    24 3/8   21 5/8   0.325
Fourth Quarter..........  25 1/2  22 3/4    0.2657   23 1/8    20 7/16    0.39    25 1/8   21 7/8   0.325
1998:
First Quarter (through
 March 20)..............  26 1/2  24 3/16   0.285    22 13/16  20 5/8     0.40    24 5/16  22 1/8   0.34

                                HOMESTEAD                    SC-USREALTY
                            -------------------------- -----------------------
                                               CASH                    CASH
                                             DIVIDEND                DIVIDEND
                            HIGH    LOW      DECLARED   HIGH   LOW   DECLARED
                            ----    ---      --------- ------ ------ ---------
1996:
First Quarter.............. --      --          --        --     --     --
Second Quarter............. --      --          --        --     --     --
Third Quarter.............. --      --          --     $11.50 $10.40    --
Fourth Quarter............. $19     $15         --      12.60  10.80    --
1997:
First Quarter.............. 20 7/8  16 5/8      --      14.50  12.70    --
Second Quarter............. 18 1/2  15 7/8      --      16.00  13.40    --
Third Quarter.............. 20 1/8   16         --      15.30  14.00    --
Fourth Quarter............. 18 1/4  13 11/16    --      15.50  13.50    --
1998:
First Quarter (through
 March 20)................. 15 1/2  13 1/2      --      16.00  13.40    --

  On March 20, 1998, the last reported sale price of a common share of (i) SCI was $24 1/2, (ii) ATLANTIC was $20 3/4, (iii) PTR was $23 1/2, (iv) Homestead was $14 3/4 and (v) SC-USREALTY was $13 1/2. On March 20, 1998, Security Capital owned (i) 49,903,814 common shares of SCI, (ii) 23,853,211 shares of common stock of ATLANTIC, (iii) 30,687,072 common shares of PTR, (iv) 26,697,474 shares of common stock of Homestead (includes 182,922 shares held in escrow) and (v) 57,225,859 shares of common stock of SC-USREALTY.

  The following table presents Security Capital's total cost for its investments in the following companies' securities, the closing price of those securities on December 31, 1997 on the principal exchange on which the securities are listed, the aggregate market valuation of those securities based on such closing prices and the unrealized appreciation on those investments at December 31, 1997 (in millions, except per share data):

                                                                              SECURITY
                                                                              CAPITAL'S
                                      TOTAL    MARKET VALUE      TOTAL       UNREALIZED
   OPERATING COMPANY AND SECURITY   COST BASIS PER SHARE(1)  MARKET VALUE(2) APPRECIATION
   ------------------------------   ---------- ------------- --------------- ------------
   PTR Common Shares.......           $  381      $24.375        $  748         $  367
   ATLANTIC Common Shares..              418       21.125           504             86
   Homestead Common
    Shares.................              190      15.0625           272             82
   SCI Common Shares.......              658       24.875         1,241            583
   SC-USREALTY Common
    Shares.................              686        14.20           808            122
                                      ------                     ------         ------
   Total at December 31,
    1997...................           $2,333                     $3,573         $1,240
                                      ======                     ======         ======

--------
(1) Represents the closing prices of the common shares on December 31, 1997 on the principal exchanges on which the shares are listed.
(2) Represents the number of common shares owned by Security Capital multiplied by the closing prices for the common shares on the principal exchanges on which the shares are listed.

EMPLOYEES

  As of December 31, 1997, Security Capital employed 424 personnel at the corporate level, and its affiliated operating companies employed 6,206 persons. None of Security Capital's employees are covered by collective bargaining agreements. Security Capital believes its relations with its employees to be good.

COMPETITION

  There are numerous developers, operators, real estate companies and other owners of real estate that compete with Security Capital's operating companies in seeking land for development on which to operate their respective businesses. Security Capital's operating companies compete on a regional and national basis with no individual market material to Security Capital as a whole. All of the properties of Security Capital's operating companies are located in developed areas that include various competitors. The number of competitive properties could have a material adverse effect on Security Capital's operating companies and on the rents charged by them. Security Capital's operating companies may be competing with others that have greater resources and whose officers and directors have more experience than the officers, directors and trustees of the Security Capital operating companies.

  The global real estate securities management business of Security Capital will compete for capital and investment opportunities with a large number of investment management firms as well as certain insurance companies, commercial banks and other financial institutions, some of which may have greater access to capital and other resources and which may offer a wider range of services than Security Capital. Real estate securities investment management firms can be formed with relatively small amounts of capital and depend most significantly on the continued involvement of their professional staff. Security Capital believes that competition among real estate securities investment management firms is affected principally by investment performance, development and implementation of investment strategies, information technologies and databases and client service performance.

TRADEMARKS AND SERVICE MARKS

  Security Capital uses a number of trademarks, including "Security Capital" and variants thereof. All trademarks, service marks and copyright registrations associated with the business of Security Capital are registered in the name of Security Capital and, if not maintained, expire over various periods of time beginning in 2005. Certain variants of the name Security Capital have been licensed to ATLANTIC, PTR and SCI. Security Capital intends to defend vigorously against infringement of its trademarks, service marks and copyrights.

SIGNIFICANT DEVELOPMENTS DURING 1997

 Initial Public Offering

  Security Capital closed its initial public offering on September 17, 1997, raising net proceeds of approximately $591.7 million from the sale of 22,569,710 Class B Shares at a price of $28.00 per share. The proceeds from the offering were used to partially repay outstanding bank indebtedness, to invest in new businesses and for working capital.

 Internalization of Management of ATLANTIC, PTR and SCI

  Prior to September 1997, each of ATLANTIC, PTR and SCI was externally managed by companies owned by Security Capital. On March 24, 1997, Security Capital and each of ATLANTIC, PTR and SCI entered into Merger and Issuance Agreements with Security Capital (the "Merger Agreements"). The shareholders of ATLANTIC, PTR and SCI approved their respective Merger Agreements on September 8, 1997. Pursuant to the Merger Agreements, on September 9, 1997, Security Capital caused its affiliates providing REIT management and property management services to each of ATLANTIC, PTR and SCI, respectively, to be merged into a newly formed subsidiary of each such entity (the "Mergers") with the result that all personnel employed in the REIT management and property management businesses became officers and employees of the REITs, respectively, as follows:

  . Security Capital transferred its interests in its wholly owned subsidiaries, Security Capital (Atlantic) Incorporated (the "ATLANTIC REIT Manager") and SCG Realty Services Atlantic Incorporated (the "ATLANTIC Property Manager") (which provided Security Capital's REIT management and property management services to ATLANTIC), to a newly formed subsidiary of ATLANTIC in exchange for 2,306,591 shares of ATLANTIC's common stock.

  . Security Capital transferred its interests in its wholly owned subsidiaries, Security Capital Pacific Incorporated (the "PTR REIT Manager") and SCG Realty Services Incorporated (the "PTR Property Manager") (which provided Security Capital's REIT management and property management services to PTR), to a newly formed subsidiary of PTR in exchange for 3,295,533 common shares of PTR.

  . Security Capital transferred its interests in its wholly owned subsidiaries, Security Capital Industrial Incorporated (the "SCI REIT Manager") and SCI Client Services Incorporated (the "SCI Property Manager") (which provided Security Capital's REIT management and property management services to SCI), to a newly formed subsidiary of SCI in exchange for 3,692,023 common shares of SCI.

  . Security Capital licensed to each of ATLANTIC, PTR and SCI the trademarks and tradenames used in their respective businesses.

  . In order to allow the common shareholders to maintain their relative percentage ownership in ATLANTIC, PTR and SCI, respectively, concurrently with the proxy solicitation seeking approval of the Mergers, each of ATLANTIC, PTR and SCI conducted a rights offering entitling its common shareholders, other than Security Capital, to purchase additional common shares. The rights offering price was at a discount to the price at which shares were issued to Security Capital under the respective Merger Agreements.

  . As part of the transactions contemplated by the Merger Agreements, Security Capital issued, pro rata, warrants (the "Warrants") to acquire 8,928,572 Class B Shares to the common equity holders (e.g., holders of common shares, convertible preferred shares and, in the case of SCI, units) of each of ATLANTIC, PTR and SCI, other than Security Capital, after the closing of the Mergers. The Warrants were issued as an incentive for the common shareholders of ATLANTIC, PTR and SCI to vote in favor of the transactions, to broaden Security Capital's shareholder base, to enable Security Capital to raise additional equity capital at a relatively low cost through the exercise of Warrants and to enable Security Capital to raise additional equity capital in the long run by preserving and enhancing its goodwill with the shareholders of ATLANTIC, PTR and SCI. The Warrants have an exercise price equal to $28.00, the price of the Class B Shares in the initial public offering. The Warrants are listed on the NYSE under the symbol "SCZ-WS". The Warrants expire September 18, 1998 and contain customary provisions to protect holders from dilution in certain events including certain distributions and certain sales of shares at less than market price.

 Redemption of Convertible Debentures

  On December 1, 1997, Security Capital redeemed all $715.8 million of its 12% convertible subordinated debentures due 2014 ("2014 Convertible Debentures") at a redemption price of $1,000 per $1,000 principal amount of 2014 Convertible Debentures plus accrued and unpaid interest through December 1, 1997. In lieu of redemption, substantially all holders converted their 2014 Convertible Debentures into an aggregate of 684,349 Class A Shares at the conversion price of $1,046 per share.

 New Business Initiatives

  During 1997, Security Capital had several new business initiatives which became operational during the year, including SHC, SC-PG, SC-GR and SC-US. During 1997, SC-USREALTY also had several new business initiatives, including PSI, UGP and CCRT. See "Business--Security Capital Global Capital Management Group" and "--Security Capital Global Strategic Group." Security Capital and SC-USREALTY have several other new business initiatives which are in various stages of research and development. Security Capital's policy is to announce new business initiatives following extensive research and development and after Security Capital has committed to make investments in excess of $25 million in the new business. Security Capital believes that an important component of its future growth will come from new business initiatives and the implementation of new business strategies, although there can be no assurance that new business initiatives will be continued or prove successful.

RELATIONSHIPS WITH OPERATING COMPANIES

  During 1997, Security Capital was a party to the following agreements with its affiliated real estate operating companies:

 ATLANTIC, PTR and SCI

  REIT Management Agreements Prior to the Mergers, the ATLANTIC REIT Manager, the PTR REIT Manager and the SCI REIT Manager (collectively, the "REIT Managers") were owned by Security Capital. The services provided or coordinated by the REIT Managers for ATLANTIC, PTR and SCI included strategic and day-to-day management, research, investment analysis, acquisition and due diligence, multifamily property development, asset management, capital markets, asset disposition, legal and accounting services. All such services were included in the fee paid to the REIT Managers by the REITs. The aggregate REIT management fees were $39.4 million for 1997. The REIT management agreements were terminated on September 9, 1997 and all employees of the REIT Managers became employees of their respective REIT.

 Property Management Agreements

  Prior to the Mergers, the ATLANTIC Property Manager, the PTR Property Manager and the SCI Property Manager (collectively, the "Property Managers") were owned by Security Capital. At July 31, 1997, the ATLANTIC Property Manager managed approximately 92.6% of ATLANTIC's multifamily units, the PTR Property Manager managed approximately 94.6% of PTR's multifamily units and the SCI Property Manager managed approximately 95.6% of SCI's operating portfolio. Aggregate fees paid to the Property Managers under the agreements were $23.9 million for 1997. The agreements were terminated on September 9, 1997 and all employees of the Property Managers became employees of their respective REIT.

 Investor Agreements

  On September 9, 1997, ATLANTIC, PTR and SCI each amended and restated their respective investor agreement with Security Capital, which provide that, without first having consulted with the nominees of Security

Capital designated in writing, ATLANTIC, PTR and SCI may not seek Board of Directors or Trustees approval of (i) their annual budget; (ii) the incurrence of expenses in any year exceeding (a) any line item in the annual budget by the greater of $500,000 or 20% and (b) the total expenses set forth in the annual budget by 15%; (iii) the purchase or sale of any assets in any single transaction or series of related transactions in the ordinary course of their business where the aggregate purchase price to be paid or received by the REIT would exceed $25 million; and (iv) the entering into of any new contract with a service provider (a) for investment management, property management or leasing services or (b) that reasonably contemplates annual contract payments by the REIT in excess of $1 million. ATLANTIC, PTR and SCI are under no obligation to accept or comply with any advice offered by Security Capital with respect to the foregoing matters.

  Additionally, so long as Security Capital beneficially owns at least 25% of the common shares of ATLANTIC, PTR or SCI, Security Capital has the right to approve the following matters proposed by the REIT: (i) the issuance or sale of any common shares (including the grant of any rights, options or warrants to subscribe for or purchase common shares or any security convertible into or exchangeable for common shares or the issuance or sale of any security convertible into or exchangeable for common shares) at a price per share less than the fair market value of a common share on the date of such issuance or sale; (ii) the issuance and sale of any disqualified shares (as defined) if, as a result thereof, the REIT's Fixed Charge Coverage Ratio (as defined) would be less than 1.4 to 1.0; (iii) the adoption of any employee benefit plan pursuant to which shares of the REIT or any securities convertible into shares of the REIT may be issued and any action with respect to the compensation of the senior officers of the REIT (including the granting or award of any bonuses or share-based incentive awards); and (iv) the incurrence of any additional indebtedness (including guarantees and including renegotiations and restructurings of existing indebtedness) if, as a result thereof, the REIT's Interest Expense Coverage Ratio (as defined) would be less than 2.0 to 1.0. The restriction referred to in clause (i) above does not apply to (A) the sale or grant of any options to purchase shares of the REIT pursuant to the provisions of any benefit plan approved by the shareholders of the REIT, (B) the issuance or sale of shares upon the exercise of any rights, options or warrants granted, or upon the conversion or exchange of any convertible or exchangeable security issued or sold, prior to September 9, 1997 or in accordance with the provisions of the agreement, (C) the issuance and sale of any shares of the REIT pursuant to any dividend reinvestment and share purchase plan approved by the REIT's Board of Directors or Trustees or (D) the issuance, grant or distribution of rights, options or warrants to all holders of common shares entitling them to subscribe for or purchase shares of the REIT or securities convertible into or exercisable for shares.

  The agreements also provide that, so long as Security Capital owns at least 10% of the outstanding common shares, ATLANTIC, PTR and SCI may not increase the number of persons serving on its Board of Directors or Trustees to more than seven (eight for PTR). Security Capital also is entitled to designate one or more persons as Directors or Trustees of the REIT, as follows: (i) so long as Security Capital owns at least 10% but less than 25% of the outstanding common shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 25% of the outstanding common shares, it is entitled to nominate that number of persons as bears approximately the same ratio to the total number of members of the Board of Directors or Trustees as the number of common shares beneficially owned by Security Capital bears to the total number of outstanding common shares, provided that, Security Capital is entitled to designate no more than three persons so long as the Board of Directors or Trustees consists of no more than seven members (eight for PTR).

  As part of the investor agreements, Security Capital may make employment opportunities with Security Capital or its affiliates available to the officers and employees of ATLANTIC, PTR and SCI. Prior to commencing discussions with a senior officer of ATLANTIC, PTR or SCI about any such opportunity, Security Capital must give the REIT's Board of Directors or Trustees 14 days' prior written notice.

  In addition, the investor agreements provide Security Capital with registration rights pursuant to which, in certain specified circumstances, Security Capital may request at any time, registration of all of Security Capital's common shares pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). Security Capital may request one such registration for every $100 million (based on market value) of common shares of the REIT it owns.

  In addition to the above provisions, the PTR investor agreement restricts the ability of Security Capital (or a group of which it is a member) from acquiring in excess of 49% of PTR's common shares subject to certain exceptions.

 Administrative Services Agreements

  On September 9, 1997, ATLANTIC, PTR and SCI each entered into an administrative services agreement with Security Capital, pursuant to which Security Capital provides the REITs with certain administrative and other services with respect to certain aspects of their business, as selected from time to time by the REIT at its option. These services are expected to include, but are not limited to, payroll and tax administration services, cash management and accounts payable services, data processing and other computer services, human resources, research, investor relations, insurance administration and legal administration. The fees payable to Security Capital are equal to Security Capital's direct cost of providing such services plus 20% for overhead subject to a maximum amount of approximately $5.2 million for ATLANTIC, $7.7 million for PTR and $7.1 million for SCI during the initial term of the agreement, of which approximately $1.5 million for ATLANTIC, $2.2 million for PTR and $2.0 million for SCI applied to the period between September 9, 1997 and December 31, 1997 and the remainder will apply to 1998. Fees earned under the administrative services agreements during 1997 were $0.7 million for ATLANTIC, $1.2 million for PTR and $1.1 million for SCI. Cost savings under these agreements accrue to the REITs. The agreements are for an initial term expiring on December 31, 1998 and will be automatically renewed for consecutive one-year terms, subject to approval by a majority of the independent members of the REIT's Board of Directors or Trustees.

 License Agreements

  On September 9, 1997, ATLANTIC, PTR and SCI each entered into a license agreement with Security Capital pursuant to which Security Capital granted the REITs a non-exclusive license to use Security Capital's registered logo and the non-exclusive right to use the name "Security Capital." The term of the license is for a period of 15 years, subject to the REIT's right to extend the license for up to two additional five-year periods.

 Protection of Business Agreements

  On September 9, 1997, ATLANTIC, PTR and SCI each entered into a protection of business agreement with Security Capital, which prohibits Security Capital and its affiliates from providing, anywhere within the United States, directly or indirectly, substantially the same services as those previously provided by the REIT Managers and the Property Managers to any entity that owns or operates multifamily or distribution properties. The agreements do not prohibit Security Capital or its affiliates from owning the securities of any class of ATLANTIC, PTR or SCI. The agreements terminate in the event of an acquisition, directly or indirectly, (other than by purchase from Security Capital or any of its affiliates), by any person (or group of persons acting in concert), other than Security Capital or any of its affiliates, of the greater of (i) 25% or more of the outstanding shares of voting securities of the REIT and (ii) the percentage of outstanding voting securities of the REIT owned directly or indirectly by Security Capital and its affiliates, in either case without the prior written consent of the REIT's Board of Directors or Trustees. Subject to earlier termination pursuant to the preceding sentence, the agreements will terminate on September 9, 2000.

 Homestead

  Homestead Protection of Business Agreement

  ATLANTIC, PTR and Security Capital entered into a protection of business agreement with Homestead, dated as of October 17, 1996, which prohibits ATLANTIC, PTR and Security Capital, and their respective affiliates, from engaging, directly or indirectly, in the extended-stay lodging business except through Homestead and its subsidiaries. The agreement also prohibits Homestead from, directly or indirectly, engaging in the ownership, operation, development, management or leasing of multifamily communities. The agreement does not prohibit ATLANTIC, PTR or Security Capital from: (i) owning securities of Homestead; (ii) owning up to 5% of the outstanding securities of another person engaged in owning, operating, developing, managing or leasing extended-stay lodging properties, so long as it does not actively participate in the business of such person; (iii) owning the outstanding securities of another person, a majority-owned subsidiary, division, group, franchise or segment of which is engaged in owning, operating, developing, managing or leasing extended-stay lodging properties, so long as not more than 5% of such person's consolidated revenues are derived from such properties; and (iv) owning securities of another person primarily engaged in a business other than owning, operating, developing, managing or leasing extended-stay lodging properties, including a person primarily engaged in business as an owner, operator or developer of hotel properties, whether or not such person owns, operates, develops, manages or leases extended-stay lodging properties. The agreement does not prohibit Homestead from: (i) owning securities of ATLANTIC, PTR or Security Capital; (ii) owning up to 5% of the outstanding securities of another person engaged in owning, operating, developing, managing or leasing multifamily communities; and (iii) owning the outstanding securities of another person, a majority-owned subsidiary, division, group, franchise or segment of which is engaged in owning, operating, developing, managing or leasing multifamily communities, so long as not more than 5% of such person's consolidated revenues are derived from such properties. The agreement will terminate in the event of an acquisition, directly or indirectly (other than by purchase from ATLANTIC, PTR or Security Capital or any of their respective affiliates), by any person (or group of associated persons acting in concert), other than ATLANTIC, PTR or Security Capital or their respective affiliates, of 25% or more of the outstanding voting stock of Homestead, without the prior written consent of Homestead's Board of Directors. Subject to earlier termination pursuant to the preceding sentence, the agreement will terminate on October 17, 2006.

  Homestead Investor Agreement

  Homestead and Security Capital have entered into an investor agreement, dated as of October 17, 1996, which required Security Capital, upon notice from Homestead, to exercise all of the warrants to purchase shares of Homestead common stock (at an exercise price of $10 per share) owned by Security Capital. Security Capital exercised all of its Homestead warrants prior to their expiration in October 1997. Homestead may call for the exercise of such warrants by Security Capital upon 10 days' prior written notice. The agreement, among other things, provides that, without having first consulted with the nominee of Security Capital designated in writing, Homestead may not seek Homestead Board of Directors' approval of (i) Homestead's annual budget,
(ii) the incurrence of expenses in any year exceeding (A) any line item in the annual budget by 20% and (B) the total expenses set forth in the annual budget by 5%, (iii) acquisitions or dispositions in a single transaction or group of related transactions where the aggregate purchase price paid or received exceeds $5 million, (iv) new contracts with a service provider (A) for investment management, property management or leasing services or (B) that reasonably contemplates annual contract payments by Homestead in excess of $200,000, (v) the declaration or payment of any dividend or other distribution, (vi) the approval of stock option plans, (vii) the offer or sale of any shares of stock of Homestead or any securities convertible into shares of stock of Homestead (other than the sale or grant of any stock or grants of options or exercise of options granted under any benefit option plan approved by stockholders) and (viii) the incurrence, restructuring, renegotiation or repayment of indebtedness for borrowed money in which the aggregate amount involved exceeds $5 million. The agreement also provides that, so long as Security Capital owns at least 10% of the outstanding shares of Homestead's common stock, Homestead may not increase the number of persons serving on the Homestead Board of Directors to more than seven. Security Capital also will be entitled to designate one or more persons as Directors of Homestead, as follows: (i) so long as Security Capital owns at least 10% but less than 30% of the outstanding shares of Homestead's common stock, it is entitled to nominate one person and (ii) so long as Security Capital owns at least 30% of the outstanding shares of Homestead's common stock, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Homestead Board of Directors as the number of shares of Homestead common stock beneficially owned by Security Capital bears to the total number of outstanding shares of Homestead common stock, provided that Security Capital shall be entitled to designate no more than two persons so long as the Homestead Board of Directors consists of no more than seven members. Any person who is employed by Security Capital or who is an employee, a 25% shareholder or a Director of any corporation of which Security Capital is a 25% shareholder (except for Homestead) shall be deemed to be a designee of Security Capital.

  In addition, the agreement provides Security Capital with registration rights pursuant to which, in certain specified circumstances, Security Capital may request, and on not more than three occasions, registration pursuant to Rule 415 under the Securities Act of all of the shares of Homestead's common stock owned by Security Capital.

 Homestead Escrow Agreement

  Pursuant to an escrow agreement dated October 17, 1996 among Homestead, Security Capital and State Street Bank and Trust Company (the "Escrow Agent"), a portion of the shares of Homestead common stock issuable to Security Capital as part of the Homestead transaction described above was placed in an escrow account maintained with the Escrow Agent. In general, as PTR and ATLANTIC advance funds to Homestead in accordance with the terms of their respective funding commitment agreements with Homestead, a portion of the shares of Homestead's common stock in the escrow account will be released to Security Capital, together with a proportionate amount of accrued dividends, if any. On January 1, 2000, unless all of the shares of Homestead's common stock placed in the escrow account have been released to Security Capital sooner in accordance with the provisions of the escrow agreement, the Escrow Agent will release to Homestead all of the shares of Homestead's common stock remaining in the escrow account. All dividends or other distributions paid by Homestead in respect of the shares of Homestead's common stock held in the escrow account shall be retained by the Escrow Agent for the benefit of the party to whom the related shares of Homestead's common stock are ultimately issued. The Escrow Agent will vote all shares of Homestead's common stock held in the escrow account proportionately in accordance with the vote of all other Homestead shareholders as instructed by Homestead. In the event that instructions are not received, the Escrow Agent will not vote such shares. As of March 1, 1998, 182,922 shares of Homestead common stock remain in the escrow account.

 Homestead Administrative Services Agreement

  Homestead has entered into an administrative services agreement with Security Capital, pursuant to which Security Capital, through SCGroup Incorporated, provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on Security Capital's cost of the services provided plus an additional 20%. Any arrangements under the agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The agreement is automatically renewed for successive one-year terms, subject to approval by a majority of the disinterested members of the Homestead Board of Directors of the annual compensation payable to Security Capital for services rendered to Homestead. Security Capital earned fees of $2.3 million under the administrative services agreement for the year ended December 31, 1997.

 SC-USREALTY

  Advisory Agreement

  Pursuant to an agreement dated July 1, 1997, SC-USREALTY appointed Security Capital (EU) Management S.A. ("USREALTY Adviser") as operating advisor to provide SC-USREALTY with advice with respect to strategy, investments, financing, administrative and all other operating matters affecting SC-USREALTY. The USREALTY Adviser receives a single all-inclusive annual advisory fee equal to 1.25% of SC-USREALTY's average monthly market value of assets, excluding investments in Security Capital securities and investments of short-term cash and cash equivalents. The fee payable to the USREALTY Adviser is reduced to the extent that the third-party operating and administrative expenses of SC-USREALTY exceed 0.25% of assets per annum. The USREALTY Adviser is responsible for paying all fees of Security Capital Investment Research (described below) and any other Security Capital advisory affiliates for services related to advising SC-USREALTY. The agreement is automatically renewable for successive two-year periods, unless either the

USREALTY Adviser, on the one hand, or SC-USREALTY and Security Capital Holdings S.A., a wholly owned subsidiary of SC-USREALTY ("USREALTY Holdings"), acting together, on the other hand, give sixty days' prior written notice that the agreement will not be renewed; provided, however, after the first anniversary date of the agreement or the first anniversary date of any renewal date, both SC-USREALTY and USREALTY Holdings, acting together, may terminate the agreement on not less than sixty days' prior written notice to the USREALTY Adviser. During the year ended December 31, 1997, the USREALTY Adviser received fees of $24.6 million pursuant to the advisory agreement.

  Sub-Advisory Agreement

  Pursuant to an agreement dated July 1, 1997, the USREALTY Adviser appointed Security Capital Investment Research Incorporated, a wholly owned subsidiary of Security Capital ("Security Capital Investment Research"), as sub-adviser to provide fundamental research, investment identification, investment due diligence and investment monitoring services. Pursuant to its sub-advisory agreement, Security Capital Investment Research receives (i) an annual fee based on .06% on the aggregate average monthly market value of strategic investments up to $1 billion and .03% on the aggregate average monthly value of strategic investments in excess of $1 billion, (ii) a one-time fee equal to
 .10% of the consideration payable each time SC-USREALTY makes a strategic investment, (iii) an annual fee equal to .50% on SC-USREALTY's other investments and (iv) reimbursement of certain expenses. The agreement expires on July 1, 1999 and is automatically renewable for successive two-year periods unless the USREALTY Adviser notifies Security Capital Investment Research that such agreement will not be renewed; provided, however, after the first anniversary date of the agreement or at any time during a renewal period, the USREALTY Adviser may terminate such agreement on not less than sixty days' prior written notice to Security Capital Investment Research. During the year ended December 31, 1997, Security Capital Investment Research earned $3.3 million pursuant to the agreement.

DIRECTORS AND EXECUTIVE OFFICERS OF SECURITY CAPITAL

  The following are directors and executive officers of Security Capital or certain affiliates:

       NAME                        AGE                     POSITION
       ----                        ---                     --------
Samuel W. Bodman..................  59 Director
Hermann Buerger...................  54 Director
John P. Frazee, Jr................  53 Director
Cyrus F. Freidheim, Jr............  62 Director
H. Laurance Fuller................  59 Director
Ray L. Hunt.......................  54 Director
John T. Kelley, III...............  57 Director
William D. Sanders*...............  56 Chairman, Chief Executive Officer and Director
Peter S. Willmott.................  60 Director
C. Ronald Blankenship*............  48 Managing Director, Security Capital
Jeffrey A. Cozad*.................  33 Managing Director, SC-USREALTY
Steven F. Dichter.................  45 Managing Director, Security Capital Global
                                        Strategic Group
John H. Gardner, Jr...............  44 Managing Director, Security Capital Global
                                        Capital Management Group
C. Robert Heaton..................  52 Managing Director, Security Capital Global
                                        Strategic Group
W. Joseph Houlihan................  49 Managing Director, Security Capital (EU)
                                        Management Group
Gordon S. Kerr....................  54 Managing Director, Security Capital Global
                                        Strategic Group
Jeffrey A. Klopf..................  49 Senior Vice President and Secretary, Security
                                       Capital
Anthony R. Manno, Jr..............  45 Managing Director, Security Capital Global
                                        Capital Management Group
Todd W. Mansfield*................  40 Managing Director, SC-USREALTY
Caroline S. McBride...............  44 Managing Director, Security Capital Global
                                        Strategic Group
Daniel F. Miranda.................  44 Managing Director, Security Capital Global
                                        Capital Management Group
Jeremy J. Plummer.................  38 Managing Director, Security Capital Global
                                        Strategic Group
Mary Lou Rogers...................  46 Managing Director, Security Capital Global
                                        Strategic Group
Donald E. Suter...................  41 Managing Director, Security Capital Markets
                                       Group
Paul E. Szurek....................  37 Managing Director, SCGroup and Chief Financial
                                        Officer, Security Capital
Robert S. Underhill...............  42 Managing Director, Security Capital Global
                                        Strategic Group
Thomas G. Wattles*................  46 Managing Director, Security Capital

--------
* Member of the Operating Committee

  Samuel W. Bodman. Mr. Bodman has been a Director since 1990. Mr. Bodman has been the Chairman and Chief Executive Officer of the Cabot Corporation since 1988, a company with business in energy and specialty chemicals and materials. Prior thereto, Mr. Bodman was President and Chief Operating Officer of FMR Corporation, the holding company overseeing all activities of Fidelity Investments. Prior thereto, Mr. Bodman was an Associate Professor at the Massachusetts Institute of Technology ("MIT") and Technical Director of American Research and Development Corporation. Mr. Bodman is a Director of Cabot Corporation, Cabot Oil & Gas Corporation, John Hancock Mutual Life Insurance Company and Westvaco, Inc. He is also a Trustee and a member of the Executive Committee of the Board of Trustees of MIT, a member of the American Academy of Arts and Sciences and a Trustee of Isabella Stewart Gardner Museum, a Trustee of the New England Aquarium and a Trustee of The French Library and Cultural Center. Mr. Bodman's term as Director expires in 2000.

  Hermann Buerger. Mr. Buerger has been a Director since 1996. Mr. Buerger is Executive Vice President of Commerzbank AG in New York, a position he has held since 1989. Mr. Buerger is also Co-Chairman of the Business Advisory Committee of the American Council on Germany, a Trustee of the Virginia Tech Foundation and is a Director of United Dominion Industries. Mr. Buerger was previously Vice Chairman of the Institute of International Bankers. Mr. Buerger's term as Director expires in 2000.

  John P. Frazee, Jr. Mr. Frazee has been a Director since 1990. Mr. Frazee has been Chairman, President and Chief Executive Officer of Paging Network Incorporated (a provider of wireless messaging and wireless information services) since August 1997. Mr. Frazee formerly was President and Chief Operating Officer of Sprint Corporation; prior to the March 1993 merger of Sprint and Centel Corporation, Mr. Frazee had been the Chairman and Chief Executive Officer of Centel, a major telecommunications company he joined in 1972. He is a Director of C-Span, Dean Foods Company, Nalco Chemical Company and Homestead. He also is a Director of the Foundation for Independent Higher Education, a Life Trustee of Rush-Presbyterian St. Luke's Medical Center in Chicago, Illinois and a National Trustee of The Newberry Library. Mr. Frazee's term as Director expires in 2000.

  Cyrus F. Freidheim, Jr. Mr. Freidheim has been a Director since 1990. Mr. Freidheim is Vice Chairman of Booz.Allen & Hamilton, Inc., an international management consulting firm, which he joined in 1966. Previously he was with Ford Motor Company and Price Waterhouse. Mr. Freidheim is a Director of Household International, Inc., Microage Inc., and LaSalle Street Fund. He is also a Trustee of Rush-Presbyterian-St. Luke's Medical Center and The Orchestral Association (the Chicago Symphony Orchestra). He is also a member of the America-China Society, the Council on Foreign Relations and the U.S. Japan Business Council.

  H. Laurance Fuller. Mr. Fuller has been a Director since 1990. Mr. Fuller is Chairman and Chief Executive Officer of Amoco Corporation, a company he joined in 1961. Mr. Fuller is a Director of Abbott Laboratories, the Chase Manhattan Corporation, Motorola Inc. and the Rehabilitation Institute of Chicago. Mr. Fuller is also Chairman of the American Petroleum Institute. Mr. Fuller is also Trustee of The Orchestral Association (the Chicago Symphony Orchestra) and a Trustee of the University Council of Cornell University.

  Ray L. Hunt. Mr. Hunt has been a Director since 1990. Mr. Hunt is Chairman and Chief Executive Officer of Hunt Oil Company, an international oil and gas exploration and production company in Dallas, Texas, and Chairman, Chief Executive Officer and President of Hunt Consolidated Inc., a holding company in Dallas, Texas, for real estate, energy, technology and other operating companies. Mr. Hunt began his association with Hunt Oil Company in 1958 and has held his current position since 1976. Mr. Hunt is a Class C Director of the Federal Reserve Bank of Dallas. He is also a Director of Dresser Industries, Inc., an international oil field service company in Dallas, Texas; Pepsico, Inc., a multinational food and beverage company in Purchase, New York; Electronic Data Systems Corporation, a global information technology company in Dallas, Texas; and Ergo Science Corporation, a biotechnology company in Charlestown, Massachusetts. Mr. Hunt's term as Director expires in 1998.

  John T. Kelley, III. Mr. Kelley has been a Director since 1990. Mr. Kelley is a founding officer of SCI and has been a Trustee of PTR since January 1988. He has been an Advisory Trustee of SCI since December 1993 and is Chairman of the Board of Trustees of PACIFIC RETAIL. From 1987 to 1991, Mr. Kelley was Chairman of the Board of Kelley-Harris Company, Inc., a real estate investment company; from 1968 to 1987, he was Managing Director of LaSalle Partners Limited, specializing in corporate real estate services. Mr. Kelley's term as Director expires in 1999.

  William D. Sanders. Mr. Sanders has been a Director since 1990. Mr. Sanders is the founder, Chairman and Chief Executive Officer of Security Capital. Previously, Mr. Sanders was Chairman and Chief Executive Officer of LaSalle Partners Limited from 1968 through 1989. Mr. Sanders currently serves as a Director of CarrAmerica, R.R. Donnelley & Sons Company, SC-USREALTY, SC-GR, Storage USA and SHC and an Advisory Director of REGENCY. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). He was previously a Director of Continental Bank Corporation, King Ranch, Inc., and Lone Star Technologies. He has also served as a Trustee of the University of Chicago and a Trustee Fellow of Cornell University. Mr. Sander's term as Director expires in 1999.

  Peter S. Willmott. Mr. Willmott has been a Director since 1990. Mr. Wilmott has been Chairman and Chief Executive Officer of Willmott Services, Inc. since 1989 and was President and Chief Executive Officer of Zenith Electronics Corporation from July 1996 to January 1998. Prior thereto, Mr. Willmott was Chairman, President and Chief Executive Officer of Carson Pirie Scott & Co.; prior to which, he was President and Chief Operating Officer of Federal Express Corporation. Mr. Willmott is a Director of Federal Express Corporation and Zenith Electronics Corporation. He is also Chairman of the Executive Committee of Williams College, and serves on the Board of Children's Memorial Hospital, Chicago, Illinois. Mr. Willmott's term as Director expires in 1999.


  C. Ronald Blankenship. Managing Director of Security Capital since March 1991 and Non-Executive Chairman of PTR since June 1997. From June 1991 to June 1997, Mr. Blankenship was Chairman of PTR. Mr. Blankenship is a Trustee of PTR, Director of SHC and Storage USA and an Advisory Director of ATLANTIC and Homestead.

  Jeffrey A. Cozad. Managing Director of SC-USREALTY and Security Capital (EU) Management Holdings S.A. since June 1996 and of SC-GR since November 1997. Mr. Cozad is located in London, where he is responsible for investment oversight, capital markets and investor relations. Previously, he was a Senior Vice President of Security Capital Markets Group in its New York office, where he was a co-head of capital markets activities and where he provided capital markets services for affiliates of Security Capital since 1991.

  Steven F. Dichter. Managing Director of GSG since January 1998, where he conducts global real estate and economic research and provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Prior thereto, from 1979 to January 1998, he was a partner with McKinsey & Company, Inc.

  John H. Gardner, Jr. Managing Director of GCMG since July 1997. Prior thereto, Director of the PTR REIT Manager from February 1995 to June 1997 and Senior Vice President of PTR and the PTR REIT Manager from September 1994 to June 1997, where he had overall responsibility for multifamily dispositions; from December 1984 to January 1993, Vice President of Asset Management and through September 1994, Managing Director and Principal of Copley Real Estate Advisors in Boston, where he had overall responsibility for the portfolio management function for eight accounts valued at $7.5 billion; prior thereto, he was Real Estate Manager of Equity Real Estate at John Hancock Companies.

  C. Robert Heaton. Managing Director of GSG since December 1997, where he is responsible for the recruitment, performance measurement, compensation and development of the employees of Security Capital and provides oversight for similar matters for the companies in which Security Capital has direct ownership interests; from March 1996 to December 1997, Senior Vice President for Human Capital for Security Capital. Prior thereto, Senior Vice President with Right Management Consultants, Inc., a worldwide career management and human resources consulting firm from March 1994 to February 1996. Prior thereto, Managing Director and Member of the Executive Committee, LaSalle Partners Limited, from June 1976 to February 1994.

  W. Joseph Houlihan. Managing Director of Security Capital (EU) Management Group S.A. since April 1997 and located in Brussels, where he is responsible for global investment research and strategic investments; former Director of SC-USREALTY from July 1995 to April 1997. Prior thereto, he was Executive Vice President and Director of Institutional Management Group at GIM Algemeen Vermogensbeheer ("GIM"), a Netherlands-based investment management company where he specialized in publicly traded real estate investments since joining GIM in 1977.

  Gordon S. Kerr. Managing Director of Information Technology for GSG since July 1997. Prior thereto, Mr. Kerr was Senior Vice President of Information Services for GE Capital Corporation from November 1994 to July 1997. From February 1987 to November 1994 Mr. Kerr was Senior Vice President of MIS for Hyatt Hotels Corporation.

  Jeffrey A. Klopf. Senior Vice President and Secretary of Security Capital since January 1996; from January 1988 to December 1995, Partner with Mayer, Brown & Platt, where he practiced corporate and securities law. Mr. Klopf provides securities offering and corporate acquisitions services and legal services to Security Capital and its operating companies.

  Anthony R. Manno, Jr. Managing Director of GCMG since January 1995, where he is responsible for overseeing all investment and capital allocation matters for GCMG's public market securities activities and also responsible for company and industry analysis, market strategy and trading and reporting. Mr. Manno was a member of Security Capital's Investment Committee from March 1994 to June 1996. Prior to joining Security Capital, Mr. Manno was a Managing Director of LaSalle Partners Limited from March 1980 to March 1994.

  Todd W. Mansfield. Managing Director of SC-USREALTY and Security Capital
(EU) Management Holdings S.A. since January 1998, where he is responsible for operating oversight of SC-USREALTY and for companies in which SC-USREALTY has an ownership position. Previously, Mr. Mansfield was a Managing Director of GSG from May 1997 to January 1998, where he oversaw operations for companies in which Security Capital has direct or indirect ownership positions. Prior thereto, from 1986 to May 1997, he was Executive Vice President and general manager of Disney Development Company, where he was responsible for Disney's non-theme-park real estate activities worldwide.

  Caroline S. McBride. Managing Director of GSG since March 1997, where she is responsible for investment oversight of strategic investments in public and private U.S. real estate operating companies; from April 1997 to July 1997, Managing Director of GCMG. Prior to joining GCMG in June 1996, Mrs. McBride was with IBM from July 1978 to May 1996. From 1994 to 1996 she was director of private market investments for the IBM Retirement Fund, where she was responsible for a $3.7 billion private equity and real estate portfolio. Prior thereto, Mrs. McBride was director of Finance, Investments and Asset Management for IBM's corporate real estate division. Mrs. McBride is on the Board of Directors of the Pension Real Estate Association (PREA), the Real Estate Research Institute, CarrAmerica and Storage USA.

  Daniel F. Miranda. Managing Director of GCMG since September 1996, where he is responsible for operating oversight of various investments relating to public and private U.S. real estate operating companies. Prior thereto, Mr. Miranda was regional vice president and later a managing director of General Electric Capital Real Estate Finance and Services from September 1991 to September 1996, where he was responsible for a real estate portfolio in the fourteen-state Midwest region.

  Jeremy J. Plummer. Managing Director of GSG since October 1997, where he is responsible for strategic investments in real estate companies outside the U.S. Prior thereto, from October 1993 to October 1997, he was Head of International Real Estate for SPP Investment Management; from 1992 to October 1993, Mr. Plummer was Chief Executive Officer of London & Edinburgh Trust Ventures.

  Mary Lou Rogers. Managing Director of GSG since March 1997, where she is responsible for the development of retail operating systems for all of Security Capital's retailing-related initiatives. Prior thereto, she was Senior Vice President and Director of Stores--New England for Macy's East/Federated Department Stores, where she was responsible for 19 Macy's stores in five states from November 1995 to March 1997; Senior Vice President and Director of Stores--Atlanta for Macy's East/Federated Department Stores from October 1994 to November 1995; Senior Vice President and Director of Stores for Henri Bendel from November 1993 to October 1994 and Senior Vice President and Regional Director of stores for Burdines Division/Federated Department Stores from January 1986 to November 1993.

  Donald E. Suter. Managing Director of Security Capital Markets Group since July 1997, where he provides capital markets services for affiliates of Security Capital. From May 1996 to June 1997, Mr. Suter was

Senior Vice President of Security Capital Markets Group. Prior thereto, from October 1995 to April 1996, Mr. Suter was President and Chief Operating Officer for Cullinan Properties Limited in Peoria, Illinois; from July 1984 to October 1995, Mr. Suter was with LaSalle Partners Limited in Chicago, Illinois, where his last position held was Senior Vice President, Corporate Finance Group. Mr. Suter is a general securities principal registered with the National Association of Securities Dealers, Inc. (the "NASD").

  Paul E. Szurek. Managing Director of SCGroup and Chief Financial Officer of Security Capital since July 1997. From January 1996 through June 1997, Managing Director of SC-USREALTY and Security Capital (EU) Management Holdings S.A., where he was responsible for operations, corporate finance and mergers and acquisitions. Prior thereto, Mr. Szurek was Senior Vice President of Security Capital from June 1993 to January 1996, where he supervised corporate finance and corporate acquisitions and oversaw legal services for affiliates of Security Capital. Mr. Szurek was Vice President of Security Capital from April 1991 to June 1993.

  Robert S. Underhill. Managing Director of GSG since August 1997, where he is responsible for researching corporate and portfolio acquisitions. Prior thereto, Senior Vice President of GSG from August 1997 to March 1997 and Senior Vice President of GCMG. Mr. Underhill was a consultant for affiliates of Security Capital from November 1994 to February 1995. Prior to joining Security Capital, Mr. Underhill was a Senior Vice President of LaSalle Partners Limited from September 1984 to October 1994, where he was responsible for the investment management of a portfolio of office and retail properties.

  Thomas G. Wattles. Managing Director of Security Capital since March 1991 and a Trustee of SCI since January 1993; he was a Director of SCI's predecessor since its formation in June 1991 and has been Non-Executive Chairman of SCI since March 1997; prior thereto, a Co-Chairman and Chief Investment Officer of SCI and the SCI REIT Manager since November 1993; Managing Director of SCI and the SCI REIT Manager from January 1993 to November 1993, and Director of the SCI REIT Manager since June 1991. From January 1991 to December 1992, Mr. Wattles served as Managing Director of the PTR REIT Manager. Mr. Wattles is a Director of SHC and a Trustee of CWS.

SENIOR OFFICERS OF SECURITY CAPITAL AND CERTAIN AFFILIATES

  Albert D. Adriani--32--Vice President of GCMG since April 1996, where he is responsible for security trading and portfolio management. From January 1995 to April 1996, he was Vice President, Security Capital (UK) Management Limited and SC-USREALTY; from March 1994 to January 1995, he was with Security Capital Markets Group. Prior thereto, he was an investment analyst with HAL Investments BV from July 1992 to January 1994.

  George W. Ahl III--37--Vice President of Security Capital Markets Group in its New York office since July 1997, where he provides capital markets services for affiliates of Security Capital. Prior thereto, he was Vice President, Investment Services, for the Union Bank of Switzerland, The Private Bank, from March 1996 to July 1997. Mr. Ahl was with Crimson Capital Corporation from January 1993 to March 1996, where he served as Managing Director in Warsaw, Poland, and as Advisor to the Czech Ministry of Privatization. He was Vice President of Investment Management at LaSalle Partners from 1988 to January 1993. Mr. Ahl is a general securities representative registered with the NASD.

  Daniel Amedro--41--Senior Vice President of SC Group since March 1998, where he is Chief Information Officer of PTR. Prior thereto, from September 1996 to February 1998, he was Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; from March 1981 to September 1996, Mr. Amedro was with Hyatt Hotels and Resorts, where his most recent position was Vice President of Information Services.

  Ariel Amir--38--Vice President of SC-USREALTY since January 1998, where he is responsible for mergers and acquisitions; from June 1994 until January 1998, Vice President of Security Capital, where he provided securities offering and corporate acquisition services for affiliates of Security Capital. Prior to joining Security Capital, Mr. Amir was an associate attorney with the law firm of Weil, Gotshal & Manges in New York from September 1985 to April 1994 where he practiced securities and corporate law.

  Kevin W. Bedell--42--Vice President of GCMG since July 1996, where he is responsible for researching corporate and portfolio acquisitions. Prior thereto, from January 1987 to January 1996, he was a Vice President with LaSalle Partners Limited.

  Nansie J. Bernard--36--Vice President of Security Capital Markets Group in its New York office since April 1997, where she provides capital markets services for affiliates of Security Capital. Prior thereto, she was a member of the Capital Markets Group team since February 1997. From August 1992 to February 1997, she was Vice President at Thompson Doyle & Company managing real estate transactions and portfolios for corporate clients. Ms. Bernard is a general securities representative registered with the NASD.

  Stephen L. Blake--36--Vice President of SCGroup since December 1997, where he directs cash management activities for affiliates of Security Capital; from March 1996 to December 1997, he was a Senior Manager in the Cash Management Group. Prior thereto, from May 1988 to March 1996, Mr. Blake was with El Paso Natural Gas Co., where he was responsible for treasury activities including cash management, risk management and credit.

  Darcy B. Boris--35--Vice President of RERG since March 1997, where she conducts strategic market analyses for affiliates of Security Capital. Prior thereto, Vice President of GCMG from June 1995 until March 1997, and an associate from December 1994 to June 1995. Prior thereto, Ms. Boris was with Security Capital Markets Group from August 1993 to November 1994, where she provided capital markets services for affiliates of Security Capital.

  Jeffrey A. Bzdawka--34--Vice President of SC Group since October 1997, where he is responsible for strategic information systems for Homestead. Prior thereto, from August 1996 to October 1997, he was Product Manager with SABRE Technology Solutions, where he focused on electronic systems development. From July 1990 to August 1996, he was with Regency Systems Solutions (a division of Hyatt Hotels Corporation), where his most recent position was Senior Project Manager.

  K. Scott Canon--36--Senior Vice President of Security Capital Markets Group since May 1997, Vice President of Security Capital Markets Group from March 1997 to April 1997 and from August 1993 to January 1996, President of Security Capital Markets Group from January 1996 to March 1997 and a member of Security Capital Markets Group since March 1992, where he participates in capital markets and institutional investor relations. Mr. Canon is a general securities principal registered with the NASD.

  Mark J. Chapman--40--President of RERG, where he is director of the group and conducts strategic market analyses for affiliates of Security Capital. Prior thereto, Vice President of GCMG from November 1995 until March 1997. From November 1994 to November 1995, Mr. Chapman was a Vice President of PTR with asset management responsibilities in five major markets. From July 1989 to November 1994, Mr. Chapman was a Vice President at Copley Real Estate Advisors, Inc., where he directed asset management for Copley assets located from Connecticut to Virginia.

  Charles L. Curtis--32--Vice President of RERG since May 1997, where he conducts strategic real estate research for affiliates of Security Capital. Prior thereto, Mr. Curtis was a lead associate with Booz.Allen & Hamilton from June 1993 to June 1996, where he conducted financial analyses and research. Mr. Curtis received his M.B.A. in June 1994.

  Jayson C. Cyr--49--Vice President of SCGroup since October 1994, where he supervises accounting and financial reporting. Prior to joining Security Capital, Mr. Cyr was controller for Lincoln Property Company from June 1990 to June 1994.

  Vincent L. Dodds--43--Vice President of SCGroup since January 1997, where he supervises accounting and financial reporting. From February 1996 through December 1996, Mr. Dodds was a regional controller with PTR. Prior thereto, from January 1985 to January 1996, Mr. Dodds was a Vice President of Kemper Securities, Inc., where he was responsible for financial accounting and reporting and asset management for its real estate subsidiary.

  Eleanor Evans--31--Vice President and Corporate Counsel of SC--USREALTY and Security Capital (EU) Management Holdings S.A. since May 1997. Prior thereto, from September 1988 to May 1997, Ms. Evans was an assistant solicitor with Norton Rose, where she practiced corporate and financial law in both London and Hong Kong.

  Robert H. Fippinger--54--Vice President of Security Capital Markets Group since June 1995, where he directs corporate communications services for affiliates of Security Capital. Prior thereto, Mr. Fippinger headed corporate communication services for affiliates of Security Capital from October 1994 to June 1995. Prior to joining Security Capital, Mr. Fippinger was with Grubb & Ellis, in San Francisco, California from November 1991 to October 1994, where he represented corporate clients and provided tenant advisory services.

  Jeffrey S. Gottlieb--38--Vice President of SCGroup since October 1993, where he directs domestic tax consulting and compliance services for affiliates of Security Capital. Prior thereto, Mr. Gottlieb was a senior tax manager with Coopers & Lybrand in Orlando from January 1991 to October 1993, where he was responsible for its central Florida real estate practice.

  Rachelle Gottlieb--36--Vice President of Human Resources for SCGroup since October 1997, where she supervises the provision of human resources services to Security Capital and affiliates; from June 1997 to September 1997, Director of Human Resources with responsibility for Security Capital's benefits programs. Prior thereto, from April 1994 to June 1997, she was with the Human Resources Group at Rockwell International; from August 1990 to April 1994, Ms. Gottlieb was with the Human Resources Group at Walt Disney Corporation.

  Gerard de Gunzburg--50--Senior Vice President of Security Capital Markets Group in its New York office since January 1997, where he provides capital markets services for affiliates of Security Capital. Prior thereto, Mr. de Gunzburg was Vice President of Security Capital Markets Group from January 1993 to January 1997. From June 1988 to December 1992, Mr. de Gunzburg was a consultant for American and European companies. Mr. de Gunzburg is a general securities principal registered with the NASD.

  W. Scott Hartman--33--Vice President of GCMG since March 1998, where he is responsible for researching corporate and portfolio acquisitions, including multi-family and storage sectors, for Security Capital and affiliates; from September 1996 to March 1998, he was Vice President of ATLANTIC, and an Associate from May 1995 to September 1996; from May 1994 to May 1995, he was in the Management Development Program with Security Capital. Prior thereto, from May 1993 to May 1994, Research Analyst with AMB Institutional Realty Advisors.

  Alison C. Hefele--38--Senior Vice President of GSG since June 1997, where she oversees strategic communications for Security Capital and its affiliates; from March 1997 to May 1997, Vice President of GSG. Prior thereto, Ms. Hefele was with Security Capital Markets Group from February 1994 to February 1997, where she provided capital markets services for affiliates of Security Capital. Prior to joining Security Capital Markets Group, Ms. Hefele was a Vice President of Prudential Real Estate Investors from January 1990 to February 1994.

  David M. Hicks, Jr.--31--Vice President of GSG since October 1997, where he evaluates potential company investments and develops operating strategy for investees. From October 1996 to October 1997, Mr. Hicks was a principal of Harvest Capital Group, Incorporated, a private acquisition and development firm in Avon, Colorado. Previously, Mr. Hicks was a member of East West Partners senior management from May 1994 to October 1996, where he was responsible for finance, operations and marketing of the real estate brokerage and mortgage brokerage divisions. Mr. Hicks received his M.B.A. in May 1994.

  Garret C. House--33--Senior Vice President of Security Capital Markets Group since December 1997; prior thereto, Vice President of Security Capital Markets Group from September 1996 to December 1997, where he assists with financing activities for affiliates of Security Capital. From May 1994 to August 1996, he assisted with financing activities for affiliates of Security Capital and prior thereto, Mr. House was a member of Security Capital's Management Development Program from May 1993 to May 1994. He is a general securities representative registered with the NASD.

  J. Robert Hutchison--43--Vice President of SCGroup since July 1995, where he is responsible for co-ordinating the administrative services provided to affiliates of Security Capital. Prior thereto, from February 1992 to July 1995, Mr. Hutchinson was a senior manager in the financial Advisory Services Group at Coopers & Lybrand L.L.P.

  Thomas J. Ikeler--42--Vice President of Security Capital since May 1997 with responsibilities for treasury and financial matters for affiliated companies. Prior thereto, from June 1994 to May 1997, he was with 139 Culpeper, Ltd., providing real estate advisory services to institutional clients; from January 1990 to June 1994, Mr. Ikeler was Project Director for the Zeckendorf Company.

  Peter N. James--41--Senior Vice President with GSG since January 1998, where he is responsible for international tax planning and structuring. Prior thereto, from 1989 to January 1998, Mr. James was an international tax partner with Price Waterhouse L.L.P.

  M. Marc Jason--36--Senior Vice President of GSG since February 1998, where he heads the due diligence group for SC-GR; from December 1993 to February 1998, he was Vice President of SCI and the SCI REIT Manager responsible for acquisition due diligence. Prior thereto, from January 1993 to December 1993, he was President of Asian Communications, a regional telecommunications company.

  F. Karie A. Katz--28--Vice President of Security Capital Markets Group since March 1998, where she provides capital markets services for affiliates of Security Capital. Ms. Katz has been a member of Security Capital Markets Group since August 1997. Prior thereto, Ms. Katz was an associate attorney with Kirkland & Ellis from October 1994 to July 1997, where she specialized in leveraged acquisitions, mergers and acquisitions and private equity transactions. Ms. Katz received her law degree in 1994. She is a general securities representative registered with the NASD.

  Thomas N. Kendall--42--Senior Vice President and Chief Information Officer of FSG since March 1998, where he is responsible for overseeing applications development and the customer service center. Prior thereto, from May 1994 to March 1998, Mr. Kendall was with Andersen Consulting, where he was Senior Manager from April 1995 to March 1998; from 1992 to May 1994, he was with J.
E. Robert Company.

  G. Ronald Lester--40--Vice President of SCGroup since December 1993, where he directs internal audit activities for affiliates of Security Capital. Prior thereto, Mr. Lester was a corporate audit manager for El Paso Natural Gas Co. from April 1989 to December 1993, where he was responsible for conducting financial, operational and electronic data processing audits for all functions and subsidiaries of the corporation.

  Susan Liow--35--Vice President and Financial Controller of SC-USREALTY and Security Capital (EU) Management Holdings S.A. since March 1996. Prior thereto, from April 1994 to March 1996, U.K. Financial Controller for Arthur Andersen Corporate Financial Services practice. From February 1992 to March 1994, Ms. Liow was a Manager for Deloitte & Touche, responsible for the U.K. Partnership's profit plans and treasury functions.

  Larry M. Lockard--50--Senior Vice President of Information Systems for SCGroup since April 1997, where he is responsible for national and international computer related operations and data support for Security Capital and affiliates; from July 1996 to April 1997, he was Vice President of Information Systems with SCGroup. Prior thereto, from March 1996 to July 1996, Mr. Lockard was a private consultant; from July 1992 to March 1996, Mr. Lockard was employed by El Paso Natural Gas Company, where he served as Director of Computer Systems and Services from September 1994 to March 1996, and as Director of Information Systems Support from October 1993 to August 1994, and as Director of Transportation Systems from July 1992 to September 1993.

  Michelle H. Lord--30--Vice President of GCMG since October 1997, where she conducts strategic market and product analyses for affiliates of Security Capital; from August 1996 to September 1997, she was with SCI, where she was responsible for research on special investment opportunities; from August 1995 to July 1996, she was in the Management Development Program with Security Capital. Ms. Lord received her M.B.A. in June 1995.

  Lucinda G. Marker--42--Vice President of Security Capital since December 1997, where she has assisted in the provision of securities offerings and corporate acquisition services for affiliates of the firm since February 1994. Prior thereto, Ms. Marker was a member of the due diligence team with SCI from April 1993 to February 1994.

  Robert I.S. Meyer--37--Vice President of SC-USREALTY and Security Capital
(EU) Management Holdings S.A. since April 1997 and located in London, where he is a member of the corporate finance team. Prior thereto, he was Vice President of J.P. Morgan Securities Limited from June 1993 to March 1997, where he was responsible for capital markets origination among German financial institutions and corporations; from June 1992 to May 1993, Mr. Meyer was with J.P. Morgan's venture/private equity investment division.

  John Montaquila--31--Vice President of Security Capital (EU) Management Group since February 1998, where he is responsible for researching European real estate companies; from August 1996 to January 1998, he was with GCMG; from August 1995 to August 1996, he was in the Management Development Program with Security Capital. Prior thereto, from January 1989 to May 1994, Mr. Montaquila was a Vice President in the Investment Real Estate division of The Boston Financial Group.

  Michael C. Montelibano--31--Vice President of GCMG since December 1997, where he conducts financial and strategic market analysis for affiliates of Security Capital; from June 1995 to September 1996, he was in the Management Development Program with Security Capital. Prior thereto, in 1994 Mr. Montelibano was a consultant for Ayala Land Incorporated in the Philippines and the Bank of America in Malaysia.

  Gerald R. Morgan, Jr.--35--Senior Vice President of Security Capital (UK) Management Limited since December 1997, where he is responsible for financial operations, and a Vice President of SC-GR since January 1998; from March 1995 to December 1997, Vice President of Security Capital, where he was involved in treasury and corporate finance services for affiliates of Security Capital. Prior thereto, Mr. Morgan was in Security Capital's Management Development Program since July 1993.

  Charles J. Murphy--36--Vice President of GSG since February 1998, where he is responsible for evaluating investment opportunities for GSG. Prior thereto, from May 1990 to January 1998, he was with the Walt Disney Company in Orlando, where his most recent position was Director of Commercial Development & Operations for The Celebration Company, a division of the Walt Disney Company.

  Donald E. Myers--54--Vice President of GSG since July 1997, where he is responsible for due diligence on corporate and portfolio acquisitions; from March 1993 to July 1997, he was Vice President of SCI and the SCI REIT Manager.

  Jeffrey C. Nellessen--36--Vice President and Controller of GCMG since March 1997. Prior thereto, from June 1988 to March 1997, he was Controller, Manager of Client Administration and Compliance Officer at Strong Capital Management, Inc.

  Laura C. Norwich--34--Vice President of Risk Management of SCGroup since July 1995, and a member of Risk Management since joining SCGroup in April 1993. Prior thereto, from March 1990 to April 1993, Ms. Norwich was Underwriting Manager for Eagle Insurance Group.

  Joseph A. Oesterling--30--Vice President with SC Group since December 1997, where he is responsible for developing and implementing technology strategies for Security Capital and its affiliates. Prior thereto, from August 1993 to December 1997, he was a Senior Associate with the Information Technology Group of Booz. Allen & Hamilton; from May 1992 to August 1993, he was a Marketing Analyst with Sony.

  Mark W. Pearson--36--Vice President of Security Capital since February 1998, where he provides securities offering and corporate acquisition services for affiliates of the Security Capital. Prior thereto, from July 1994 to February 1998, Mr. Pearson was an Associate Attorney with Mayer, Brown & Platt; from September 1989 to May 1993, he was an Associate Attorney with Reid & Priest.

  Mark P. Peppercorn--35--Vice President of Security Capital Markets Group since July 1997. From February 1995 to June 1997, Vice President of PTR and the REIT Manager, where he was responsible for the acquisition of land and existing apartment communities in Northern California; from September 1994 to February 1995, a member of the acquisitions group for ATLANTIC and a member of the acquisitions group for PTR from June 1993 to September 1994; from March 1991 to June 1993, Mr. Peppercorn was responsible for the multifamily brokerage division of Transwestern Property Company in Houston. Mr. Peppercorn is a general securities principal registered with the NASD.

  Juan A. Rodriquez--39--Vice President of SCGroup since August 1995, where he directs corporate disbursements, travel management and reporting for Security Capital and affiliates; from August 1995 to March 1996, he was Vice President of Special Projects for SCGroup. Prior thereto, from June 1993 to August 1995, Mr. Rodriguez was Chief Financial Officer of Speaking Rock Casino and Entertainment Center; from March 1990 to June 1993, he was Corporate Treasurer of El Paso Refinery LP.

  David Rosenbaum--29--Vice President of GCMG since June 1997, where he is responsible for identifying and negotiating investments on behalf of SC-PG. Prior thereto, from September 1996 to May 1997, he was a Vice President at Lazard Freres & Co., LLC; from August 1991 to September 1996, he was a member of Lazard Freres Real Estate Investment Banking Group.

  David A. Roth--31--Senior Vice President of SC-USREALTY, Security Capital
(EU) Management Holdings S.A. and Security Capital (UK) Management Limited since April 1997 and located in London, where he is responsible for mergers and acquisitions. From October 1995 to March 1997, Mr. Roth was Vice President of Investment Research Group, where he was responsible for researching corporate and portfolio acquisitions. Prior thereto, he was an associate attorney with the law firm of Wachtell, Lipton, Rosen and Katz in New York from December 1993 to October 1995, where he practiced securities and corporate law.

  Gerios Rovers--34--Vice President of Security Capital (EU) Management Group S.A. since April 1997 and located in Brussels, where he participates in global investment research; prior thereto, from July 1988 to March 1997, he was an associate director of GIM Algameen Vermogensbeheer, where he was responsible for client servicing, client acquisition, portfolio management and research of publicly traded real estate securities worldwide.

  Joanna Rupp--36--Vice President of Security Capital Markets Group since March 1998, where she provides capital markets services for affiliates of Security Capital, and has been a member of the Capital Markets Group team since August 1997. Prior to joining the Capital Markets Group, Ms. Rupp was an associate in the Municipal Finance Division of Goldman, Sachs & Co. from August 1994 to August 1997. Ms. Rupp received her M.B.A. in Finance in August 1994.

  Pamela S. Silberman--30--Vice President of GCMG since January 1998, where she is responsible for marketing operations of Security Capital's mutual funds; from September 1996 to December 1997, she was with Security Capital where she was involved in corporate finance activities for Security Capital and affiliates of the firm; from August 1995 to August 1996, she was in the Management Development Program with Security Capital. Ms. Silberman received her M.B.A. in 1995.

  Jonathan L. Smith--45--Senior Vice President of GSG since June 1997, where he is responsible for retail companies such as REGENCY and PACIFIC RETAIL. Prior thereto, from May 1991 to June 1997, he was Managing Director of Citicorp Real Estate, Inc., where he managed shopping center and residential commercial real estate lending units.

  Charles I. Stannard--54--Senior Vice President of RERG since November 1997, where he directs the Real Estate Research Group in the United States. Prior thereto, Mr. Stannard was a Senior Vice President/Director of research for the advertising agency D'Arcy Masius Benton and Bowles, where he was employed from April 1983 to November 1997 and where he was actively involved in D'Arcy's General Motors account and new business.

  Kenneth D. Statz--39--Managing Director of GCMG since December 1997, where he is responsible for the development and implementation of portfolio investment strategy; from July 1996 to December 1997, Senior Vice President of GCMG; from May 1995 to June 1996, Vice President of GCMG. Prior to joining Security Capital, Mr. Statz was a Vice President in the investment research department of Goldman, Sachs & Co., from February 1993 to January 1995, concentrating on research and underwriting for the REIT industry.

  James C. Swaim--45--Vice President of Security Capital since December 1997, where he is responsible for financial planning and analysis. Prior thereto, from July 1996 to December 1997, he was a private business and financial consultant; from December 1984 to March 1996, he was employed by Farah Incorporated, where his most recent position was Executive Vice President and Chief Financial Officer and where he was a member of the Board of Directors.

  Christopher Tanghe--34--Senior Vice President of Security Capital (EU) Management Holdings S.A. since July 1997, where he is responsible for investments, mergers and acquisitions. Prior thereto, he was a Vice President at J.P. Morgan Securities Limited in London with responsibilities for real estate advisory and investment banking activities in Europe. Mr. Tanghe joined J.P. Morgan in 1986, and was assigned to the New York, London, Paris and Brussels offices of Morgan Guaranty Trust Company.

  Victor L. Vesnaver--41--Vice President of SCGroup since August 1997, where he is responsible for the development and implementation of information systems strategy for various internal business units and affiliates of Security Capital. Prior thereto, from August 1996 to May 1997, he was Senior Director, Sales & Marketing of SABRE Decision Technologies; from June 1983 to July 1996, he was employed by Hyatt Hotels Corporation, where his most recent position was Assistant Vice President, Information Systems from June 1991 to July 1996.

  Andrew N. Walker--35--Vice President of SC-USREALTY and Security Capital
(EU) Management Holdings S.A. since March 1997 and located in London, where he is a member of the corporate finance team. Prior thereto, from February 1995 to February 1997, he was a European property analyst for Paribas Capital Markets; from May 1991 to January 1995, he was a Managing Director of Institutional Property Forecasting Services in the U.K., a privately-held real estate research firm in England; and from February 1991 to May 1991, he was a property analyst with S.G. Warburg Securities (Japan) Ltd.

COMMITTEES OF SENIOR MANAGEMENT

  Security Capital has three senior management committees: the Capital Allocation Committee, the Operating Committee and the Finance Committee. The Capital Allocation Committee, the members of which are Thomas Wattles, Chairman, C. Ronald Blankenship, William Sanders and a rotating member, currently Caroline McBride, reviews and recommends to the Board of Directors investments in new start-up companies and additional investments in strategic investees. In addition, it provides investment guidance to Security Capital strategic investees and financial service affiliates. The Operating Committee, the members of which are C. Ronald Blankenship, Chairman, William Sanders, Thomas Wattles, Jeffrey A. Cozad and Todd W. Mansfield, provides operating guidance for new start-up companies, strategic investees and financial service affiliates. The Finance Committee, the members of which are William Sanders, Chairman, C. Ronald Blankenship, Donald Suter, Paul Szurek and Thomas Wattles, reviews and approves financial strategies for Security Capital, new start-up companies and strategic investees. In addition, it provides financial guidance to Security Capital strategic investees and financial service affiliates.

ITEM 2. PROPERTIES

  The principal offices of Security Capital are located at 125 Lincoln Avenue in Santa Fe, New Mexico and its telephone number is (505) 982-9292. Security Capital's affiliates also have administrative offices in El Paso, Texas. The Santa Fe office is leased from an unaffiliated third party and the El Paso offices are leased from SCI at an annual rental of $676,004. Security Capital and its affiliates operate out of other offices in the United States (Atlanta, Chicago, Denver and New York) and Europe (Brussels, London and Luxembourg). Security Capital believes its properties are adequately insured. Although SCI, PTR, ATLANTIC, Homestead and SHC own an extensive number of properties, no single property is materially important to Security Capital and its affiliates.

PROPERTIES OF THE DIRECT INVESTEES

  The following discussion sets forth, with respect to the operating companies in which Security Capital has a direct ownership, the markets in which each of such companies operates as well as a description of the general competitive conditions faced by such companies. No single property is materially important to any of the direct investees, and there are no mortgages, liens or other encumbrances against any properties which are material to any such operating company. Whereas none of the direct investeees has at present any material plans for the renovation or improvement of properties in operation, each direct investee budgets for regular maintenance, repair and upgrades to its properties. As set forth below, each such company, except SHC, is actively engaged in the development of additional properties. In the opinion of management of Security Capital, the properties of the direct investees are adequately covered by insurance.

 PTR

  PTR's multifamily communities are located in 23 metropolitan areas in 10 states. The table below summarizes the geographic distribution of PTR's multifamily communities which are operating or under construction, based on total expected investment as of December 31, 1997 in each of its primary market regions.

                                                                  PERCENTAGE OF
                                                                  ASSETS BASED
                                                                    ON TOTAL
                                                      NUMBER OF     EXPECTED
                                                      COMMUNITIES INVESTMENT(1)
                                                      ----------- --------------
   Albuquerque, New Mexico...........................      10          4.92%
   Austin, Texas.....................................       5          2.67
   Dallas, Texas.....................................       7          2.81
   Denver, Colorado..................................       8          5.01
   El Paso, Texas....................................       9          3.14
   Houston, Texas....................................       8          5.29
   Las Vegas, Nevada.................................       4          3.74
   Northern California...............................      11         15.82
   Phoenix, Arizona..................................      15         10.77
   Portland, Oregon..................................       9          5.10
   Salt Lake City, Utah..............................      11          4.91
   San Antonio, Texas................................      15          4.98
   Seattle, Washington...............................      15         10.20
   Southern California...............................      20         16.82
   Tucson, Arizona...................................       3          1.49
   Other.............................................       4          2.33
                                                          ---         -----
   Total.............................................     154           100%
                                                          ===         =====

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction and in planning, represents cost plus additional budgeted development expenditures, which include the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.

  PTR selectively develops multifamily communities where land costs, demographics and market trends indicate a high likelihood of achieving sustainable operating results and consistent cash flow growth. This disciplined approach to development has produced multifamily property developments with desired characteristics including state-of-the-art product, locations with limited competing product and attractive returns. Through December 31, 1997, completed development communities, communities under construction and communities in planning and owned represented 44.87% of PTR's multifamily portfolio, based on total expected investment. At December 31, 1997, PTR's multifamily development portfolio consisted of the following:

                                                                      TOTAL
                                                        NUMBER OF    EXPECTED
                                                          UNITS   INVESTMENT(1)
                                                        --------- --------------
                                                                  (IN THOUSANDS)
   Communities completed (since inception).............  10,424     $  540,308
   Communities under construction......................   5,545        418,840
   Communities in planning and owned(2)................   4,468        369,130
                                                         ------     ----------
   Total owned development communities.................  20,437     $1,328,278
                                                         ======     ==========

--------
(1) Represents cost through December 31, 1997 plus additional budgeted development expenditures at December 31, 1997, which include the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Does not include land in planning and under control for the development of 6,090 units with a total budgeted development cost of $537.7 million.

  There are numerous commercial developers, real estate companies and other owners of real estate that compete with PTR in seeking land for development, communities for acquisition and disposition and residents for communities. All of PTR's multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on PTR's ability to lease units and on the rents charged. In addition, other forms of single family and multifamily residential communities provide housing alternatives to residents and potential residents of PTR's multifamily communities.

  The Southern California and Northern California markets have attractive economic fundamentals which have produced revenue growth for PTR. Rent growth in California markets has resulted from strong demand caused by job growth, high occupancy rates and limited new supply of multifamily units in most markets (Source: California REALFACTS). Permit levels for multifamily units continued to increase in certain California markets which may lead to a greater level of supply in certain of those markets in 1998. Occupancy rates and rent growth for Phoenix remained stable to firmer in 1997. Permit levels for Phoenix continue to rise indicating greater additions to inventory in 1998. The Seattle market has attractive economic fundamentals that have produced revenue growth for PTR. Strong demand caused by job growth coupled with limited new supply has provided rent growth for PTR. Permit levels for Seattle continue to rise indicating greater additions to inventory in 1998.

 ATLANTIC

  ATLANTIC's multifamily communities are located in 17 metropolitan areas in 9 states and the District of Columbia. The table below demonstrates the geographic distribution of ATLANTIC's portfolio (which includes operating communities and owned communities under construction and in planning) as of December 31, 1997.

                                                      NUMBER OF   PERCENTAGE OF
                                                      COMMUNITIES   ASSETS(1)
                                                      ----------- --------------
   Atlanta, Georgia..................................      25           28%
   Birmingham, Alabama...............................       4            5
   Charlotte, North Carolina.........................       6            5
   Columbus, Ohio....................................       1            1
   Ft. Lauderdale/West Palm Beach, Florida...........      13           13
   Ft. Myers, Florida................................       1            1
   Greenville, South Carolina........................       1            1
   Indianapolis, Indiana.............................       1            1
   Jacksonville, Florida.............................       5            5
   Memphis, Tennessee................................       2            1
   Nashville, Tennessee..............................       4            4
   Orlando, Florida..................................       7            4
   Raleigh, North Carolina...........................      12           12
   Richmond, Virginia................................       6            6
   Sarasota, Florida.................................       1            1
   Tampa, Florida....................................       6            4
   Washington, D.C...................................       6            8
                                                          ---          ---
   Total.............................................     101          100%
                                                          ===          ===

--------
(1) Percentages are based on total expected investment which, for operating communities, represents cost, including budgeted capital expenditures. For communities under construction and in planning, total expected investment represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. The term "in planning" means that construction is not anticipated to commence within 12 months. Does not include land held for future development (construction is not anticipated to commence within 12 months), which is less than 1% of assets, based on cost.

  ATLANTIC has selectively developed multifamily communities where land costs and demographic and market trends indicate a high likelihood of achieving attractive, sustainable operating results. Through December 31, 1997, ATLANTIC's completed developed communities and its owned communities under construction and in planning together comprised 41.8% of its multifamily portfolio, based on total expected investment. At December 31, 1997, the development portion of ATLANTIC's multifamily portfolio consisted of the following:

                                                                      TOTAL
                                                         NUMBER     EXPECTED
                                                         OF UNITS INVESTMENT(1)
                                                         -------- --------------
                                                                  (IN THOUSANDS)
   Communities completed................................   3,638     $212,800
   Communities under construction.......................   5,847      382,873
   Communities in planning and owned(2)(3)..............     928       66,923
                                                          ------     --------
     Totals(4)..........................................  10,413     $662,596
                                                          ======     ========

--------
(1) For completed communities, represents cost plus budgeted capital expenditures. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The term "in planning" means that construction is anticipated to commence within 12 months.
(3) The term "under control" means that ATLANTIC has an exclusive right (through a contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, but ATLANTIC does not currently own the land.
(4) Does not include land held for future development (construction is not anticipated to commence in the next 12 months), which is less than 1% of assets, based on cost.

  There are numerous commercial developers, real estate companies and other owners of real estate that compete with ATLANTIC in seeking land for development, communities for acquisition and disposition and residents for communities. All of ATLANTIC's multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on ATLANTIC's ability to lease units and on the rents charged. In addition, other forms of single family and multifamily residential communities provide housing alternatives to residents and potential residents of ATLANTIC's multifamily communities.

  Few competitors in ATLANTIC's primary target market currently focus on the moderate income resident. Consequently, ATLANTIC believes that moderate income residents are a significantly underserved market with limited competition.

  The Atlanta market has experienced strong job growth in recent years but has also attracted strong competition from institutional capital sources and other developers and operators for the acquisition or development of multifamily communities. Moderating but steady job growth overcame new units in the area pushing occupancies up slightly in 1997 (Source: Dale Henson Associates). Multifamily permits for Atlanta increased slightly in 1997 indicating higher levels of inventory in 1998. Strong institutional investor interests in the Ft. Lauderdale/West Palm Beach market offset strong job growth in 1997 (Source: Reinhold Wolff Economic Research). Multifamily permit activity for Ft. Lauderdale/West Palm Beach increased again in 1997 illustrating the increased institutional interest. Raleigh's high levels of absorption have helped keep Raleigh's occupancy rates above 90%. The number of units under construction in the Raleigh area exceeds levels of absorption; therefore, Raleigh is forecast to experience an oversupply of units over the next 12 months (Source: Carolina's Real Data). The number of construction permits for Raleigh granted in 1997 for multifamily units exceeded the number of such permits granted in 1996 by 54%.

 Homestead

  Homestead's completed properties, properties under construction and properties in planning and owned are located in 38 metropolitan areas in 24 states and the District of Columbia. The table below describes the geographical distribution of Homestead's property investments (excluding land held for future development and land held for sale) at December 31, 1997:

                                   NUMBER OF PROPERTIES
                         -----------------------------------------
                                                                    PERCENTAGE OF
                                                                   ASSETS BASED ON
                                      UNDER     IN PLANNING         TOTAL EXPECTED
          CITY           COMPLETED CONSTRUCTION  AND OWNED   TOTAL  INVESTMENT(1)
          ----           --------- ------------ ------------ ----- ----------------
SOUTHWEST:
Albuquerque, NM.........      2        --           --          2          1%
Austin, TX..............      3          1          --          4          2%
Dallas, TX..............      9        --           --          9          4%
Denver, CO..............      4        --           --          4          3%
Houston, TX.............      8          1          --          9          4%
Las Vegas, NV...........    --           1          --          1          1%
Phoenix, AZ.............      5        --           --          5          3%
Salt Lake City, UT......      2          1          --          3          2%
San Antonio, TX.........      3        --           --          3          1%
                            ---        ---          ---       ---        ---
Subtotal................     36          4            0        40         21%
                            ---        ---          ---       ---        ---

                                   NUMBER OF PROPERTIES
                         -----------------------------------------
                                                                    PERCENTAGE OF
                                                                   ASSETS BASED ON
                                      UNDER     IN PLANNING         TOTAL EXPECTED
          CITY           COMPLETED CONSTRUCTION  AND OWNED   TOTAL  INVESTMENT(1)
          ----           --------- ------------ ------------ ----- ----------------
PACIFIC:
Los Angeles, CA.........      1          1            2         4          3%
Orange County, CA.......      1          2          --          3          3%
Portland, OR............      1          1          --          2          2%
Sacramento, CA..........    --           1          --          1          1%
San Diego, CA...........      1          1          --          2          1%
San Francisco (Bay Are-
 a), CA.................      4          4          --          8          7%
Seattle, WA.............      2          2          --          4          4%
                            ---        ---          ---       ---        ---
Subtotal................     10         12            2        24         21%
                            ---        ---          ---       ---        ---
SOUTHEAST:
Atlanta, GA.............      6          2          --          8          7%
Birmingham, AL..........    --           1          --          1          1%
Charlotte, NC...........    --           1          --          1          1%
Jacksonville, FL........      1          1          --          2          1%
Memphis, TN.............    --           1          --          1          1%
Miami/Ft. Lauderdale,
 FL.....................      3          4          --          7          6%
Nashville, TN...........      1          1          --          2          2%
Orlando, FL.............    --           2          --          2          2%
Raleigh, NC.............      2          2          --          4          3%
Tampa, FL...............      3        --           --          3          2%
                            ---        ---          ---       ---        ---
Subtotal................     16         15            0        31         26%
                            ---        ---          ---       ---        ---
NORTHEAST:
Boston, MA..............    --           3          --          3          3%
New York Metro, NY......    --           1            4         5         10%
Philadelphia, PA........    --           3          --          3          2%
Richmond, VA............      1          1          --          2          2%
Washington, DC..........      4          4          --          8          7%
                            ---        ---          ---       ---        ---
Subtotal................      5         12            4        21         24%
                            ---        ---          ---       ---        ---
CENTRAL:
Chicago, IL.............      2          1          --          3          2%
Cleveland, OH...........    --           1          --          1          1%
Kansas City, KS.........      1          2          --          3          2%
Milwaukee, WI...........    --           1          --          1          1%
Minneapolis, MN.........      1          1          --          2          1%
St. Louis, MO...........    --           1          --          1          1%
                            ---        ---          ---       ---        ---
Subtotal................      4          7            0        11          8%
                            ---        ---          ---       ---        ---
Total...................     71         50            6       127        100%
                            ===        ===          ===       ===        ===

--------
(1) Represents cost for completed properties. Represents budgeted development cost for properties under construction and properties in planning and owned. Properties in planning and owned represent projects where land has been acquired and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, property taxes and development overhead costs to be capitalized during the development period. Land held for future development or for sale, which is less than 2% of property assets based on historical costs as of December 31, 1997, are not included above.

  Homestead's strategy for future growth includes developing new properties and efficiently delivering them to the market place. Homestead expects to have a total of 120 properties operational by the end of 1998. Homestead plans to continue an active development program thereafter. Homestead's plans call for the average property to have approximately 136 extended-stay rooms and to take approximately eight to ten months to construct.

  Homestead's development portfolio consisted of the following at December 31, 1997 (in thousands):

                                                                  TOTAL EXPECTED
                                                                    INVESTMENT
                                                                   DECEMBER 31,
                                                                     1997(1)
                                                                  --------------
   Properties in development:
   Properties under construction.................................     417,274
   Properties in planning and owned..............................     104,449
                                                                     --------
     Total.......................................................    $521,723
                                                                     ========

--------
(1) Total expected investment represents budgeted development cost for properties under construction and properties in planning and owned. Properties in planning and owned represent projects where land has been acquired or is under long-term lease and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, property taxes and development overhead costs to be capitalized during the development period. Land held for future development or for sale which is less than 2% of property assets based on historical cost as of December 31, 1997, is not included above.

  Each Homestead Village property is, or will be, located in a developed area that includes competing properties. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and revenues. Competition within the extended-stay lodging market has increased substantially. In addition, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of supply/demand fundamentals will continue into the future. Competition within the lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service. Homestead considers the reasonableness of its room rates, the location of its properties and the services and the guest amenities provided by it to be among the most important competitive factors in the business. A number of other lodging chains and developers are developing extended-stay properties. In particular, some of these entities have targeted the moderately priced segment of the extended-stay market in which Homestead competes. Homestead competes for guests and for new development sites with certain of these established entities which may have greater financial resources than Homestead and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.

 SCI

  SCI's properties are located in 37 national markets and 7 international markets. The table below demonstrates the geographic distribution of SCI's portfolio (which includes operating properties and properties under development at December 31, 1997) in each of its primary market regions.

                                                                  PERCENTAGE OF
                                                                     ASSETS
                                            NUMBER OF               BASED ON
                                            PROPERTIES  SQ. FT.      COST(1)
                                            ---------- ---------- -------------
NATIONAL MARKETS:
Atlanta, Georgia...........................     107     9,233,679      8.16%
Austin, Texas..............................      32     1,938,413      2.25%
Birmingham, Alabama........................       6     1,135,278      1.14%
Charlotte, North Carolina..................      27     2,864,570      2.48%
Chattanooga, Tennessee.....................       5     1,147,872      0.51%
Chicago, Illinois..........................      36     4,537,182      4.93%
Cincinnati, Ohio...........................      38     3,546,852      2.86%
Columbus, Ohio.............................      17     2,679,702      2.08%
Dallas/Fort Worth, Texas...................      67     6,336,862      5.38%
Denver, Colorado...........................      23     2,703,566      2.20%
East Bay (San Francisco), California.......      44     3,393,814      4.09%
El Paso, Texas.............................      26     3,049,081      2.64%
Ft. Lauderdale/Miami, Florida..............       7       757,668      1.02%
Houston, Texas.............................      70     5,503,361      4.68%
Indianapolis, Indiana......................      42     4,001,564      3.79%
Kansas City, Kansas/Missouri...............      28     1,537,229      1.78%
Las Vegas, Nevada..........................      14     1,448,796      1.75%
Los Angeles/Orange County, California......      22     4,153,569      5.45%
Louisville, Kentucky.......................       3       839,900      0.55%
Memphis, Tennessee.........................      28     2,994,776      1.89%
Nashville, Tennessee.......................      24     2,253,967      1.66%
New Jersey/I-95 Corridor...................      11     3,036,801      3.42%
Oklahoma City, Oklahoma....................       6       639,942      0.34%
Orlando, Florida...........................      15     1,183,076      1.11%
Phoenix, Arizona...........................      25     1,758,380      1.59%
Portland, Oregon...........................      27     1,819,363      2.23%
Reno, Nevada...............................      19     2,110,602      2.05%
Rio Grande Valley, Texas...................      15     1,126,746      1.00%
Salt Lake City, Utah.......................       7     1,593,668      1.41%
San Antonio, Texas.........................      50     4,106,015      3.30%
San Diego, California......................       3       329,427      0.45%
Seattle, Washington........................       9     1,035,546      1.39%
South Bay (San Francisco), California......      70     3,533,773      7.26%
St. Louis, Missouri........................      11       985,733      0.92%
Tampa, Florida.............................      59     3,217,423      3.85%
Tulsa, Oklahoma............................      10       573,333      0.44%
Washington, D.C./Baltimore.................      40     3,753,168      5.00%
Other......................................       7       389,192      0.34%
INTERNATIONAL MARKETS:
Amsterdam, Netherlands.....................       1       122,042      0.33%
Juarez, Mexico.............................       3       222,500      0.29%
Lyons, France..............................       1       296,720      0.28%
Monterrey, Mexico..........................       5       458,243      0.55%
Paris, France..............................       1       290,090      0.25%
Reynosa, Mexico............................       4       325,000      0.36%
Rotterdam, Netherlands.....................       2       320,196      0.55%
                                              -----    ----------    ------
  Total....................................   1,067    99,284,680    100.00%
                                              =====    ==========    ======

--------
(1) For operating properties, represents cost through December 31, 1997. For properties under construction and in planning, represents cost through December 31, 1997 plus additional budgeted development expenditures as of December 31, 1997, which include the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 5% of assets, based on cost.

  SCI selectively develops distribution properties where land costs, demographics and market trends indicate a high likelihood of achieving sustainable operating results and consistent cash flow growth. This disciplined approach to development has produced distribution property developments with desired characteristics including state-of-the-art product and attractive returns. Through December 31, 1997, completed developments, properties under construction and properties in planning and owned represented 38% of SCI's distribution property portfolio, based on total expected investment. At December 31, 1997, SCI's distribution property portfolio consisted of the following:

                                                                      TOTAL
                                                        NUMBER OF    EXPECTED
                                                        PROPERTIES INVESTMENT(1)
                                                        ---------- -------------
                                                             (IN THOUSANDS)
   Properties completed (since inception)..............    210      $  849,366
   Properties under construction(2)....................     48         238,002
   Properties in planning and owned....................     14          88,680
                                                           ---      ----------
     Total owned development properties................    272      $1,176,048
                                                           ===      ==========

--------
(1) Represents cost through December 31, 1997 plus additional budgeted development expenditures at December 31, 1997, which include the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 5% of assets, based on cost.
(2) Includes three buildings currently in rehabilitation with a total expected investment of $41,140.

  There are numerous other industrial properties located in close proximity to each of SCI's properties. The amount of rentable space available in any target market city could have a material effect on SCI's ability to rent space and on the rents charged. In addition, in many of SCI's submarkets, institutional investors and owners and developers of industrial facilities compete for the acquisition, development and leasing of industrial space. Many of these persons have substantial resources and experience.

  SCI operates nationally and internationally and has no markets with a concentration of investment in excess of 10% of its total portfolio investment. In SCI's major markets, 1997 vacancy rates are below the average rates for the period from 1991 through 1997 (Source: CB Commercial/Torto Wheaton Research). Competition for acquisition of existing distribution facilities from institutional capital sources and other REITs has increased substantially in the past several years.

 SHC

  As of December 31, 1997, SHC's portfolio was comprised of 13 full-service hotels in 11 markets in the United States and Mexico City. The table below demonstrates the geographic distribution of SHC's portfolio as of December 31, 1997.

                                                                PERCENTAGE OF
                                                                    ASSETS
                                                               BASED ON INITIAL
                                                    NUMBER OF       ALL-IN
        CITY                                        PROPERTIES     COST(1)
        ----                                        ---------- ----------------
   UNITED STATES:
   St. Louis, MO...................................      1            4.5%
   Dana Point, CA..................................      1           23.3
   New Orleans, LA.................................      1           17.6
   Miami, FL.......................................      2           11.4
   Lincolnshire, IL................................      1            5.8
   Philadelphia, PA................................      1            2.6
   Orlando, FL.....................................      1            4.2
   Santa Clara, CA.................................      1            5.2
   Washington, D.C.................................      2           15.9
   Tucson, AZ......................................      1            3.2
                                                       ---          -----
                                                        12           93.7
   MEXICO:
   Mexico City, Mexico.............................      1            6.3
                                                       ---          -----
     Total.........................................     13          100.0%
                                                       ===          =====

--------
(1) Actual or estimated all-in cost as of 120 days past acquisition date.

  The following table shows the all-in costs and historical costs of the 13 properties acquired in 1997.

                                               INITIAL ALL-IN COST   HISTORICAL
                                               DECEMBER 31, 1997(1)  COST--1997
                                               -------------------- ------------
   Operating Properties.......................     $964,302,220     $964,056,220

--------
(1) Actual or estimated all-in cost as of 120 days past acquisition date.

PROPERTIES OF SC-USREALTY INVESTEES

  The following discussion sets forth, with respect to the real estate operating companies in which SC-USREALTY has acquired a material long-term strategic ownership position, the markets in which each of such companies operates as well as a description of the general competitive conditions faced by such companies. No single property is materially important to any of the strategic investees of SC-USREALTY and there are no mortgages, liens or other encumbrances against any properties which are material to any such strategic investee of SC-USREALTY. Whereas none of the strategic investees of SC-USREALTY has at present any material plans for the renovation or improvement of properties in operation, each strategic investee of SC-USREALTY budgets for regular maintenance, repair and upgrades to its properties. To the extent set forth below, certain investees are actively engaged in the development of additional properties that would be material to the investee. In the opinion of management of SC-USREALTY, the properties of the strategic investees of SC-USREALTY are adequately covered by insurance.

 CarrAmerica

  CarrAmerica's office properties are located in 15 target markets. The table below summarizes the geographic distribution of CarrAmerica's operating office properties, based on total invested capital, at December 31, 1997.

                                                                     PERCENTAGE OF ASSETS
                                                          NUMBER OF     BASED ON TOTAL
          MARKET                                          PROPERTIES   INVESTED CAPITAL
          ------                                          ---------- ---------------------
   Atlanta, Georgia......................................     43              6.62%
   Austin, Texas.........................................      9              2.83
   Chicago, Illinois.....................................     10              8.55
   Dallas, Texas.........................................     10              3.70
   Denver, Colorado......................................     10              4.07
   Orange County, California.............................     31              7.27
   Phoenix, Arizona......................................      9              5.86
   Portland, Oregon......................................      2               .58
   Sacramento, California................................      8              1.37
   Salt Lake City, Utah..................................      8              1.92
   San Diego, California.................................      7              2.03
   San Francisco, California.............................     59             21.84
   Seattle, Washington...................................     18              3.56
   South Florida.........................................      2              2.37
   Washington, D.C.......................................     17             27.43
                                                             ---             -----
     Total...............................................    243               100%
                                                             ===             =====

  At December 31, 1997, CarrAmerica's development portfolio consisted of the following:

                                                    BUILDABLE
                                         NUMBER OF    SQUARE    TOTAL EXPECTED
                                         BUILDINGS    FOOTAGE    INVESTMENT(1)
                                         ---------- ----------- ---------------
                                                                 (IN MILLIONS)
Properties completed....................      3     0.3 million     $ 44.3
Properties under construction...........     40     3.5 million      484.0
Properties held for development(2)......     44     4.5 million       81.6
                                            ---     -----------     ------
  Total.................................     87     8.3 million     $609.9
                                            ===     ===========     ======

--------
(1) Represents cost through December 31, 1997 plus additional budgeted development expenditures at December 31, 1997, which include the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) No assurances can be given that any of the land held for development will be developed.

  CarrAmerica believes that, as a result of its national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of real estate, it will continue to be able to identify and consummate acquisition opportunities and to operate its portfolio more effectively than competitors without such capabilities. CarrAmerica, however, competes in many of its target markets with other real estate operators, some of whom may have been active in such markets for a longer period than CarrAmerica. In CarrAmerica's major markets of Washington, D.C. and San Francisco, California, rental rates for office buildings have increased and vacancy rates have decreased over the last six years (Source: CB Commercial/Torto Wheaton Research).

 Storage USA

  Storage USA's properties are located in target markets in 30 states and the District of Columbia. The table below summarizes the geographic distribution of Storage USA's operating properties, based on total invested capital, at December 31, 1997.

                                                               NUMBER OF  PERCENTAGE
               MARKET                                          PROPERTIES  OF ASSETS
               ------                                          ---------- -----------
   Birmingham, Alabama........................................      2         0.32%
   Tucson, Arizona............................................     19         4.29
   Washington, D.C./Baltimore, Maryland.......................     25        10.46
   Northern California........................................     21         5.95
   Southern California........................................     57        18.95
   Denver, Colorado...........................................      2         0.64
   Connecticut/New England....................................      7         2.74
   Central Florida............................................      5         1.49
   Southern Florida...........................................     24        10.21
   Atlanta, Georgia...........................................      6         1.40
   Chicago, Illinois..........................................      1         0.28
   Indianapolis, Indiana......................................     22         2.81
   Kansas City................................................      6         0.92
   Louisville, Kentucky.......................................      6         1.18
   Massachusetts/New England..................................     12         2.88
   Detroit, Michigan..........................................      5         1.24
   Flint, Michigan............................................      1         1.19
   Charlotte, North Carolina..................................      2         0.62
   Raleigh-Durham, North Carolina.............................      4         0.78
   New Jersey.................................................     15         6.49
   Albuquerque, New Mexico....................................     10         1.60
   Las Vegas, Nevada..........................................      8         2.13
   New York...................................................      6         1.75
   Akron, Ohio................................................      3         0.47
   Cleveland, Ohio............................................     17         3.77
   Oklahoma City, Oklahoma....................................     10         1.27
   Tulsa, Oklahoma............................................      6         0.95
   Portland, Oregon...........................................      3         1.14
   Philadelphia area, Pennsylvania............................      9         2.52
   Memphis, Tennessee.........................................     16         2.66
   Nashville, Tennessee.......................................     11         3.29
   Dallas, Texas..............................................     10         2.47
   Houston, Texas.............................................      5         1.22
   Salt Lake City, Utah.......................................      3         0.68
   Vancouver, Washington......................................      1         0.24
                                                                  ---        -----
     Total....................................................    360          100%
                                                                  ===        =====

  Storage USA has recently taken advantage of its in-house development capability to selectively develop new facilities in areas where suitable acquisitions may not be available. The development activities consist primarily of additions to existing facilities and construction of new facilities. Since 1985, Storage USA and predecessor organizations have developed and constructed 26 facilities, 20 of which Storage USA owns.

  At December 31, 1997, Storage USA's development portfolio consisted of the following:

                                      NUMBER OF  NET RENTABLE  TOTAL EXPECTED
                                      FACILITIES  SQUARE FEET   INVESTMENT(1)
                                      ---------- ------------- ---------------
                                                               (IN THOUSANDS)
   Facilities under construction.....     21         1,595         $81,714
   Expansions of existing facilities
    under construction...............     19           468          20,440

--------
(1) Represents cost through December 31, 1997 plus additional budgeted development expenditures at December 31, which include the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.

  Competition exists in all of the market areas in which the facilities are located. Storage USA principally faces competitors who seek to attract tenants primarily on the basis of lower prices. However, Storage USA usually does not seek to be the lowest-priced competitor. Rather, based on the quality of its facilities and its customer service-oriented managers and amenities, Storage USA's strategy is to lead particular markets in terms of prices.

  The pool of self-storage users has increased in recent years due to greater consumer awareness, cost reduction programs by businesses, increased mobility in the general population and an increasing mix of products and services offered by self-storage facilities. Although circumstances vary among markets, Storage USA believes that current demand for self-storage facilities is strong when compared to the available supply of self-storage space. At the same time, Storage USA believes that few operators of self-storage facilities are currently constructing additional facilities or have access to the capital and the development and construction expertise necessary to do so. Therefore, Storage USA believes that the supply of self-storage facilities will remain relatively limited for some time, and that the industry generally will continue to experience strong occupancy and increasing rental rates. Storage USA believes that its access to capital markets as a public company, the systems and methods it has developed and the skilled personnel it has gathered and trained for acquiring and managing self-storage facilities with potential for increased occupancy and rental rates, and its expertise in facility development and construction, place Storage USA in a position to capitalize on these market conditions for the benefit of its shareholders.

  The three largest self-storage managers, based on industry data as to the number of facilities operated (whether or not the facilities are owned), are:
(1) Public Storage Management, Inc. (67 million square feet); (2) Storage USA (19.8 million square feet); and (3) U-Haul International, Inc. (19.7 million square feet) (Source: Inside Self-Storage, August 1997 edition). Storage USA is the second largest self-storage manager, with 25.6 million square feet in 394 facilities as of December 31, 1997. These other entities may generally be able to accept more risk than Storage USA can prudently manage, including risks with respect to the geographic proximity of its investments and the payment of higher facility acquisition prices. This competition may generally reduce the number of suitable acquisition opportunities offered to Storage USA and increase the price required to be able to consummate the acquisition of particular facilities. Further, Storage USA believes that competition from entities organized for purposes substantially similar to Storage USA's objectives could increase. Nevertheless, Storage USA believes that the operations, development and financial experience of its executive officers and directors and its customer-oriented approach to management of self-storage facilities should enable Storage USA to compete effectively.

 PACIFIC RETAIL

  PACIFIC RETAIL properties are located in 12 primary target markets in the Pacific and Southwest regions. The table below demonstrates the geographic distribution of PACIFIC RETAIL's portfolio (which includes operating properties and a property under redevelopment at December 31, 1997).

                                                                   PERCENTAGE OF
                                                                   ASSETS BASED
                                                                     ON TOTAL
                                                        NUMBER OF    EXPECTED
   MARKET                                               PROPERTIES INVESTMENT(1)
   ------                                               ---------- -------------
   Dallas/Ft. Worth, Texas.............................     14         25.6%
   Houston, Texas......................................      1          1.3
   Austin, Texas.......................................      3          7.2
   Phoenix, Arizona....................................      2          4.7
   Denver, Colorado....................................      4          5.2
   Sacramento, California..............................      2          3.0
   San Francisco, California...........................     10         18.2
   Los Angeles, California.............................     10         18.6
   San Diego, California...............................      3          9.0
   Seattle, Washington.................................      5          7.2
                                                           ---         ----
     Total.............................................     54          100%
                                                           ===         ====

--------
(1) For operating properties and the one property under redevelopment, represents the total expected investment. At December 31, 1997, PACIFIC RETAIL had six new retail centers under development or in planning representing 1,023,319 square feet.

  There are numerous shopping center developers, real estate companies and other owners of real estate that operate in the Pacific and Southwest regions that compete with PACIFIC RETAIL in seeking retail tenants to occupy vacant space, for the acquisition of shopping centers, and for the development of new shopping centers. However, ownership of neighborhood infill centers historically has been highly fragmented, with ownership local as institutional capital has generally avoided the relatively small size of the centers and their management-intensive nature. In addition, such centers targeted by PACIFIC RETAIL are generally located within densely populated neighborhoods where little or no land is available for development of competing centers.

 REGENCY

  REGENCY's properties are located in nine primary target markets in the Eastern region. The table below demonstrates the geographic distribution of REGENCY's portfolio at December 31, 1997.

                                                                 PERCENTAGE OF
                                                      NUMBER OF  ASSETS BASED
   MARKET                                             PROPERTIES   ON COST(1)
   ------                                             ---------- --------------
   Atlanta Area Market...............................     29           34%
   Charlotte Area Market.............................      6            5
   Cincinnati, Ohio..................................      2            8
   Jacksonville Area Market..........................     15           15
   Miami, Florida....................................      4            4
   Orlando, Florida..................................      2            2
   Palm Beach Area Market............................     15           18
   Tampa Area Market.................................      9           10
   Alabama/Mississippi...............................      7            4
                                                         ---          ---
     Total...........................................     89          100%
                                                         ===          ===

--------
(1) Includes nine retail centers under construction or redevelopment with a total expected investment of approximately $44 million.

  There are numerous shopping center developers, real estate companies and other owners of real estate that operate in the Southeast that compete with REGENCY in seeking retail tenants to occupy vacant space, for the acquisition of shopping centers, and for the development of new shopping centers. However, ownership of neighborhood infill centers historically has been highly fragmented, with local ownership, as institutional capital has generally avoided the relatively small size of the centers and their management-intensive nature. In addition, such centers targeted by REGENCY are generally located within densely populated neighborhoods where little or no land is available for development of competing centers.

ITEM 3. LEGAL PROCEEDINGS

  Security Capital and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of their business, none of which are expected to have a material adverse impact on Security Capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Class A Shares are listed on the NYSE under the symbol "SCZ.A", the Class B Shares are listed on the NYSE under the symbol "SCZ.B" and the Warrants are listed on the NYSE under the symbol "SCZ WS". The table below indicates the range of the high and low sales prices of the Class A Shares and the Class B Shares since September 18, 1997 (the date the Class A Shares and Class B Shares were first traded).

                                                                 HIGH    LOW
                                                                ------ --------
CLASS A SHARES:
  1997:
    Third Quarter (trading commenced September 18, 1997 on a
     when-issued basis)........................................ $1,750 $  1,700
    Fourth Quarter............................................. $1,650 $  1,500
  1998:
    First Quarter (through March 20, 1998)..................... $1,600 $  1,472
CLASS B SHARES:
  1997:
    Third Quarter (trading commenced September 18, 1997 on a
     when-issued basis)........................................ $35.50 $33.125
    Fourth Quarter............................................. $34.50 $29.50
  1998:
    First Quarter (through March 20, 1998)..................... $32.50 $29.50
WARRANTS:
  1997:
    Third Quarter (trading commenced September 18, 1997 on a
     when-issued basis)........................................ $ 9.00 $ 7.50
    Fourth Quarter............................................. $ 7.75 $ 2.6875
  1998:
    First Quarter (through March 20, 1998)..................... $ 5.25 $ 2.75

  At March 12, 1998, there were approximately 797 holders of record of the Class A Shares, 79 holders of record of the Class B Shares and 3,058 holders of record of the Warrants.

  Holders of Class A Shares are entitled to receive ratably such dividends as may be authorized by the Board out of funds legally available therefor. Holders of Class B Shares are entitled to dividends equal to one-fiftieth ( 1/50th) of the amount per share declared by the Board for each Class A Share. Dividends with respect to the Class B Shares will be paid in the same form and at the same time as dividends with respect to the Class A Shares, except that, in the event of a stock split or stock dividend, holders of Class A Shares will receive Class A Shares and holders of Class B Shares will receive Class B Shares, unless otherwise specifically designated by resolution of the Board.

  Security Capital has not paid any dividends on its Class A Shares or Class B Shares. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of Security Capital and such other factors as the Board deems relevant. The Board intends to follow a policy of retaining earnings to finance Security Capital's growth and for general corporate purposes and, therefore, Security Capital has no present intention to pay a dividend on Class B Shares or Class A Shares in the future.

  Security Capital's Form S-11 Registration Statements (File Nos. 333-26037 and 333-35867) which registered the Class B Shares sold in the initial public offering were declared effective on September 17, 1997. A total of 22,569,710 Class B Shares were registered on those Registration Statements representing a proposed aggregate offering price of $625,000,009. The offering of the Class B Shares commenced on the effective date and purchases of Class B Shares in the offering closed on September 23, 1997. A total of 22,569,710 Class B Shares were sold in the offering for an aggregate offering price of $625,000,009. The managing underwriter for the offering was J.P. Morgan Securities, Inc. Security Capital incurred an aggregate of approximately $33,334,062 of expenses in connection with the offering after the effective date of the Registration Statement, consisting of $30,550,000 of underwriting discounts and commissions and approximately $2,784,062 of other expenses. None of such expenses represented direct or indirect payments to (i) Directors or officers of Security Capital or their associates, (ii) persons owning 10 percent or more of any class of Security Capital's equity securities or (iii) affiliates of Security Capital. The net proceeds to Security Capital from the offering after deducting the expenses described above were approximately $591,665,947. The net proceeds of the offering were applied as follows through December 31, 1997: approximately $400,710,260 for the acquisition of other businesses; approximately $177,500,000 for the repayment of indebtedness; and approximately $13,455,687 for working capital. None of such uses of net proceeds represented direct or indirect payments to (i) Directors or officers of Security Capital or their associates, (ii) persons owning 10 percent or more of any class of Security Capital's equity securities or (iii) affiliates of Security Capital.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for Security Capital as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 (dollars in thousands, except share and per share data). The Company's consolidated financial information included below has been derived from the Company's consolidated financial statements. Arthur Andersen LLP's report on the consolidated financial statements for the years ended December 31, 1997 and 1996 is included in this report on page 62. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the consolidated financial statements and notes thereto included in this report.

                                           YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------
                            1997(1)      1996       1995(2)       1994         1993
                          ----------- ----------- -----------  -----------  ----------
OPERATING DATA:
Equity in earnings......  $   170,576 $   168,473 $    45,685  $     8,812  $    6,032
Rental revenues.........       58,397     145,907     103,634       55,071      10,916
Services Division reve-
 nues(3)................      105,941      77,512      49,404          --          --
Total revenues..........      367,704     398,122     200,534      156,855      17,503
Rental expenses.........       25,089      58,259      40,534       23,052       1,428
Services Division ex-
 penses(3)..............       87,190      79,296      56,317          --          --
General, administrative
 and other(3)...........       54,940      32,617      20,197        6,172       2,555
Costs incurred in ac-
 quiring Services Divi-
 sion(3)................          --          --      158,444          --          --
Gain on sale of manage-
 ment companies.........       93,395         --          --           --          --
Interest expense:
Security Capital:
 Convertible
  Debentures/notes(4)...       94,749      93,912      78,785       29,647       1,616
 Line of credit.........        7,631       6,256       5,977        6,424       1,808
Majority-owned subsidi-
 aries(5)...............        2,054      17,056      19,042        8,057         362
                          ----------- ----------- -----------  -----------  ----------
Total interest expense..      104,434     117,224     103,804       44,128       3,786
Net earnings (loss) at-
 tributable to Class B
 Shares.................  $   106,154 $    32,067 $  (201,634) $    (7,685) $    5,155
                                           YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------
                            1997(1)      1996       1995(2)       1994         1993
                          ----------- ----------- -----------  -----------  ----------
PER SHARE DATA:
Series A Preferred Share
 dividends..............  $     75.00 $     56.25         --           --          --
Net earnings (loss) per
 Class B Share:
 Basic..................  $      1.39 $      0.61 $     (4.50) $     (0.33) $     0.81
 Diluted................  $      1.28 $      0.57 $     (4.50)       (0.33)       0.78
Class A Share distribu-
 tions paid(6)..........          --          --          --   $     33.50  $    60.00
Weighted average Class B
 Shares outstanding:
 Basic..................   76,576,808  52,950,350  44,834,050   22,947,250   6,385,700
 Diluted................   93,053,670  56,685,550  44,834,050   22,947,250   6,588,800
                                              AS OF DECEMBER 31,
                          ------------------------------------------------------------
                            1997(1)      1996       1995(2)       1994         1993
                          ----------- ----------- -----------  -----------  ----------
BALANCE SHEET DATA:
Investments, at equity..  $ 2,658,748 $ 1,438,937 $   930,043  $   230,756  $  161,270
Real estate, net of ac-
 cumulated deprecia-
 tion...................      709,229   1,365,373     865,367    2,005,957     478,630
Total assets............    3,614,239   2,929,284   1,855,056    2,300,613     673,019
Long-term debt:
 Security Capital(4)....      323,024     940,197     718,611      514,383      48,970
 Majority-owned subsidi-
  aries(5)..............      301,606     257,099     118,524      301,787      47,988
 Minority interests.....      107,135     394,537     159,339      554,752     157,545
 Total shareholders' eq-
  uity..................  $ 2,548,873 $   918,702 $   528,539  $   359,859  $  293,823

--------
(1) Prior to 1997, Security Capital consolidated the accounts of ATLANTIC. During 1997, Security Capital's ownership of ATLANTIC decreased to less than 50%. Accordingly, ATLANTIC was deconsolidated effective January 1, 1997.

(2) Prior to 1995, Security Capital consolidated the accounts of SCI and Security Capital Pacific Incorporated ("PACIFIC"). During 1995, Security Capital's ownership of SCI decreased to less than 50% and PACIFIC was merged into PTR. Accordingly, these entities were deconsolidated effective January 1, 1995.
(3) Security Capital resulted from the January 1, 1995 merger (the "1995 Merger") of two affiliated, but not commonly controlled, entities, Security Capital Group Incorporated, a Delaware corporation, and Security Capital Realty Incorporated, a Maryland corporation which survived the merger and later changed its name to Security Capital Group Incorporated.
(4) During 1994, Security Capital made a $757.50 per Class A Share distribution of 2014 Convertible Debentures resulting in a total increase of $417.2 million in outstanding 2014 Convertible Debentures. The 2014 Convertible Debentures were redeemed during 1997.
(5) Security Capital does not guarantee the debt of any of its consolidated or unconsolidated operating companies.
(6) For the years ended December 31, 1994 and 1993, Security Capital elected to be taxed as a REIT and made cash distributions to its shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Security Capital's consolidated financial statements and the notes thereto in Item 14 of this report.

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Security Capital's financial performance depends on the operating results of the Capital Division investees and the Services Division. Among the important factors that could cause Security Capital's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions that would affect the operating results of the Capital Division investees or the revenues earned by the Services Division; (ii) changes in financial markets and interest rates that could adversely affect Security Capital and the Capital Division's investees' cost of capital and their ability to meet their financing needs and obligations; (iii) increased or unexpected competition for the Capital Division's investees; (iv) changes in capital markets generally or the market for real estate securities specifically that could affect the revenues earned by the Services Division; (v) impact of rapid growth on Security Capital, including management and staffing; and (vi) changes in tax laws that could affect the Capital Division's investees which operate as REITs.

OVERVIEW

  Security Capital is a real estate research, investment and operating management company. Security Capital operates its business through two divisions. The Capital Division generates EBDADT principally from its pro rata ownership of private and public strategic real estate operating company investments. The Services Division derives EBDADT through service fees from the Real Estate Research Group, Global Capital Management Group and Financial Serices Group.

  Security Capital obtains income from four sources: (1) the Capital Division's share of earnings in its investees; (2) Global Capital Management Group revenues; (3) Financial Services Group revenues consisting of accounting and administrative services fees and capital markets fees; and (4) Real Estate Research Group revenues. Prior to the Mergers (see note 3 to consolidated financial statements), the REIT Managers and Property Managers provided revenues. Revenues from the Global Capital Management Group, the Financial Services Group and the Real Estate Research Group are all included in the Services Division and are only reflected in

Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Services Division revenues earned from consolidated investees (Homestead, SC-US, SC-E and, during 1995 and 1996, ATLANTIC) are eliminated in Security Capital's consolidated financial statements.

  Upon consummation of the Mergers, Security Capital exchanged its interests in the REIT Managers and Property Managers for common shares of ATLANTIC, PTR and SCI. Although the effects of the Mergers on Security Capital's future consolidated results of operations are complex, Security Capital expects reductions in Services Division revenues relating to the exchange of the REIT Managers and Property Managers for ATLANTIC, PTR and SCI to be substantially offset by increases in Capital Division revenues attributable to its ownership of additional common shares of ATLANTIC, PTR and SCI.

  SC-USREALTY, in accordance with generally accepted accounting principles, accounts for its investments at market value or estimated fair value (depending on whether the investment is publicly traded) and reflects changes in such values in its statement of income pursuant to fair value accounting principles. Security Capital accounts for its investment in SC-USREALTY using the equity method and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-USREALTY's investments. SC-USREALTY values its investments in publicly traded companies at market determined by using closing market prices as of the relevant balance sheet date. SC-USREALTY values its investments in private companies at fair value, generally determined at cost, or an appropriate lower value if the investment is not performing as expected. If substantial additional capital is raised by an investee from independent third parties in a private placement, SC-USREALTY values its investment at the price at which that capital was raised when a substantial percentage of the new subscriptions have been funded. In addition, a Services Division subsidiary is the operating advisor to SC-USREALTY and, for its services, earns advisory fees based on a percentage of the fair value of SC-USREALTY's investments (not including short-term investments and investments in Security Capital).

  SC-US and SC-E, in accordance with generally accepted accounting principles, account for their investments at market value and reflect changes in such values in their statements of income pursuant to fair value accounting principles. Security Capital consolidates SC-US and SC-E, and as a consequence, Security Capital's results of operations are affected by changes in the fair value of their investments.

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

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

 Capital Division Investments

  Dividends Received

  Security Capital's dividends received increased $19.5 million, or 18%, from $108.6 million in 1996 to $128.1 million in 1997. The increase results primarily from (a) the purchase of additional shares in SCI and ATLANTIC; (b) additional shares received from SCI, PTR and ATLANTIC in the Mergers; (c) dividends from SC-US of approximately $9.6 million during 1997 and (d) an increase in per share dividend rates of its investees.

  Equity in Earnings of Investees

  Excluding a one-time acquisition expense, equity in SCI's earnings would have increased 38%, due to a $7.0 million increase in other real estate income, $3.3 million of income from unconsolidated subsidiaries acquired during 1997, a $7.4 million increase in gains on sale of properties and an increase in the amount of distribution space owned and leased by SCI. Security Capital's equity in SCI's earnings decreased 92% from $25.4 million to $2.1 million in 1996 and 1997, respectively. This decrease was primarily attributable to a one-time non-cash expense of approximately $75.4 million related to SCI's acquisition of its REIT Manager and Property Manager from Security Capital (see note 2 to the consolidated financial statements). This was accounted for as a one-time non-cash expense, rather than goodwill, since the REIT Manager and Property Manager did not qualify as businesses for purposes of applying APB Opinion No. 16 "Business Combinations." At December 31, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of SCI was approximately 42.5% and 46.0%, respectively.

  Excluding a one-time acquisition expense, equity in PTR's earnings would have increased by 10%, due to increases in net rental income ($18.1 million), gains on sales of properties ($10.7 million) and interest income on Homestead convertible mortgage notes ($14.7 million). PTR's earnings were impacted by an increase in interest expense of $25.9 million primarily due to the issuance of long-term debt during the year ended December 31, 1996 ($380 million) and in March 1997 ($50 million), and short-term borrowings of $100 million in 1997. Security Capital's equity in PTR's earnings decreased 53% from $39.9 million in 1996 to $18.8 million in 1997. This decrease was primarily attributable to a one-time non-cash expense of approximately $71.7 million related to PTR's acquisition of its REIT Manager and Property Manager from Security Capital (see note 2 to the consolidated financial statements). At December 31, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of PTR was 33.1% and 36.3%, respectively.

  Security Capital consolidated ATLANTIC's operations in 1996 and reported earnings of ATLANTIC based on the equity method in 1997. For purposes of comparison between years, ATLANTIC's results of operations for 1996 are discussed below as if the equity method was in effect for 1996. Security Capital's share of ATLANTIC's earnings increased 8% from $24.8 million in 1996 to $26.7 million in 1997. This increase was primarily due to an increase in net rental income of $21.1 million partially offset by (a) reduced gains on disposal of real estate assets from 1996 to 1997 and (b) decreased ownership in ATLANTIC in 1997. At December 31, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of ATLANTIC was 49.9% and 56.9%, respectively.

  Security Capital's share of SC-USREALTY's earnings increased from $103.2 million in 1996 to $120.1 million in 1997. SC-USREALTY effectively commenced its investment activities in October 1995, and at December 31, 1996, SC-USREALTY had investments at cost of approximately $1.2 billion with a fair market value of approximately $1.4 billion. At December 31, 1997, SC-USREALTY had investments at cost of $2.4 billion with a fair market value of $2.9 billion. Unrealized appreciation on SC-USREALTY's investments increased by $265 million and $250 million in 1997 and 1996, respectively. SC-USREALTY's realized gains on special opportunity investments amounted to $41.1 million and $3.5 million in 1997 and 1996, respectively. In addition, SC-USREALTY recorded net investment income (defined as dividends and other investment income net of administration expenses, advisor fees, taxes and interest) of $60.3 million and $13.0 million in 1997 and 1996, respectively. At December 31, 1997 and 1996, Security Capital's ownership interest in the outstanding common shares of SC-USREALTY was 32.9% and 39.4%, respectively.

  The following new investments contributed materially to Security Capital's equity in earnings of investees for the first time in 1997:

  . During 1997, Security Capital invested $112.5 million and $87.5 million in common shares and 7.5% convertible subordinated debentures, respectively, of SHC, which was formed in March 1997. As of December 31, 1997, SHC's portfolio consisted of thirteen hotels. The total cost of the portfolio as of December 31, 1997 was $955 million. At December 31, 1997, Security Capital's ownership interest in the outstanding common stock of SHC was 39.5%.

  . During 1997, Security Capital invested $54.9 million in SC-PG, which was formed in January 1997 and commenced operations in June 1997. At December 31, 1997, SC-PG had investments and investment commitments at cost and fair value of approximately $471.8 million and $521.7 million, respectively. At December 31, 1997, Security Capital's ownership interest in the outstanding common stock of SC-PG was 12.9%.

  . Security Capital's initial investment (approximately $9.9 million) in SC-US occurred in late December 1996. During 1997, Security Capital invested an additional $90.1 million in SC-US. At December 31, 1997, SC-US had investments at cost and fair market value of approximately $101.5 million and $113.7 million, respectively. Security Capital owned 98.3% and 100% of the outstanding shares of SC-US at December 31, 1997 and 1996, respectively.

  As of December 31, 1997 Security Capital had invested $16.5 million in SC-E and owned 100% of the outstanding common stock of SC-E.

 Room Revenue and Rental Expenses From Greater Than 50% Owned Consolidated Investee (Homestead)

  Room revenue increased $50.2 million, or 612%, to $58.4 million in 1997 from $8.2 million in 1996. Rental expenses were $25.1 million in 1997 and $4.0 million in 1996. The increase in both room revenue and rental expenses are attributable to the fact that Homestead initially acquired operating properties in October 1996 (see note 2 to the consolidated financial statements) and to new property openings during 1997.

 Other Income, net

  The $17.7 million increase in other income primarily results from the inclusion of SC-US's dividend income (approximately $4.9 million), realized gains on sale of SC-US investments (approximately $8.2 million), increase in interest on short-term investments ($2.6 million) due to temporary investment of proceeds from the initial public offering and interest income on SHC debentures of $1.3 million.

 Services Division

  Revenues

  Services Division revenues increased by 37% from $77.5 million in 1996 to $105.9 million in 1997. The components of Services Division revenues were as follows (dollars in millions):

                                                                         CHANGE
                                                                        --------
                                                            1997  1996   $    %
                                                           ------ ----- ---- ---
   Global Capital Management.............................. $ 25.6 $ 8.0 17.6 220
   Financial Services.....................................   79.6  69.5 10.1  14
   Real Estate Research...................................     .7   --    .7 --
                                                           ------ ----- ---- ---
                                                           $105.9 $77.5 28.4  37
                                                           ====== ===== ==== ===

  The increase of $28.4 million in Services Division revenues in 1997 compared to 1996 was primarily attributable to growth in assets managed by the Global Capital Management Group, generating increased advisory and management fees ($17.6 million), increased services provided by the Financial Services Group, generating increased revenue ($10.8 million for capital markets services and $3.0 million for accounting and administrative services). The reported growth also reflected the deconsolidation of ATLANTIC in 1997 ($12.4 million) offset by the impact of the September 9, 1997 sale of the SCI and PTR REIT Managers and Property Managers ($14.3 million) and a $1.8 million decrease in fees earned by the PTR REIT Manager and Property Manager as a result of the spin-off of Homestead assets in October 1996.

  Effective September 9, 1997, the Services Division no longer received REIT management and property management revenues and no longer incurred associated operating expenses as a result of the Mergers (see note 3 to the consolidated financial statements). Growth in Services Division revenues is expected to come primarily from growth in management and advisory revenues earned by the Global Capital Management Group and, to a lesser extent, fees earned by the Financial Services Group and the Real Estate Research Group. The Global Capital Management Group manages and advises with respect to strategic investments and intermediate-term investments on behalf of its customers, SC-USREALTY, SC-PG, SC-US and SC-E, as well as new clients. Such assets under management increased from $1.4 billion at December 31, 1996 to $3.5 billion at December 31, 1997. In November 1997, a new client, SC-GR, was formed and commenced its initial private placement. It seeks to be the leading publicly-traded European real estate company focused on making strategic investments in non-US real estate companies.

  Expenses

  Services Division expenses increased by $7.9 million, or 10%, in 1997, to $87.2 million from $79.3 million in 1996. This increase resulted from the expansion of the Services Division, including the hiring of additional professionals primarily for the REIT Managers and Property Managers and the Global Capital Management Group. Services Division expenses amounting to $69.9 million represent expenses incurred by the REIT Managers and Property Managers through September 9, 1997 (date of the Mergers). These expenses were not incurred in the fourth quarter, as stated above, and will not be incurred in future periods.

DEPRECIATION AND AMORTIZATION

  Total depreciation and amortization for Security Capital was $15.3 million in 1997 and $4.6 million in 1996. Of those amounts, $10.5 million and $1.1 million represented depreciation and amortization from Homestead rental operations for those same periods in 1997 and 1996, respectively. This increase is a result of Homestead being in operation for a full year in 1997 versus two and one-half months during 1996. The remaining depreciation and amortization of $4.8 million and $3.5 million in 1997 and 1996, respectively, is primarily attributable to the Services Division, representing an increase of $1.3 million over such depreciation and amortization in 1996. This increase is primarily a result of depreciation and amortization on additional computer hardware and software and office leasehold improvements.

INTEREST EXPENSE

  Security Capital's consolidated interest expense consists of interest on the 2014 Convertible Debentures and 2016 Convertible Debentures (collectively, the "Convertible Debentures"), interest on revolving lines of credit which are obligations of Security Capital and Homestead and interest on mortgage notes payable which are obligations of Homestead. Interest expense for 1997 and 1996 is summarized as follows (dollars in millions):

                               SECURITY CAPITAL    HOMESTEAD         TOTAL
                               ------------------ -------------  --------------
                                 1997      1996    1997   1996    1997    1996
                               --------  -------- ------  -----  ------  ------
   Convertible Debentures..... $   94.7  $   93.9 $  --   $ --   $ 94.7  $ 93.9
   Lines of credit............      7.6       6.2    2.2    --      9.8     6.2
   Mortgage notes payable.....      --        --    69.7    2.1    69.7     2.1
   Capitalized interest.......      (.1)      --   (69.7)  (1.2)  (69.8)   (1.2)
                               --------  -------- ------  -----  ------  ------
     Total....................   $102.2    $100.1 $  2.2  $  .9  $104.4  $101.0
                               ========  ======== ======  =====  ======  ======

  Interest expense on the Convertible Debentures increased $.8 million or 1% to $94.7 million in 1997 compared to $93.9 million in 1996. The increase is primarily attributable to receipt of the subscriptions for 2016 Convertible Debentures from a private placement completed in March 1996, which totaled $323 million, offset by the conversion of 2014 Convertible Debentures to Class A Shares in the fourth quarter of 1997 (see note 4 to the consolidated financial statements).

  Interest expense on other obligations increased by $3.6 million from 1996 to 1997 due to the increase in the weighted-average lines of credit balance outstanding ($74.4 million in 1997 and $64.4 million in 1996). In addition, Homestead's mortgage interest expense increased due to additional borrowings during 1997 under its funding commitment agreements with PTR and ATLANTIC for development of extended-stay lodging.

  General, Administrative and Other

  General, administrative and other expenses increased by $25.7 million, or 88%, in 1997, to $54.9 million from $29.2 million in 1996. This increase resulted primarily from (a) additional personnel and related costs and professional fees applicable to researching new business opportunities, enhancing information systems designed for global operations, and to a lesser extent, additional personnel for human resources and other administrative support functions ($7.6 million); (b) a non-cash, non-recurring charge to earnings of $6.6 million in the second quarter of 1997 associated with an exchange of Class A Shares for shares of a corporate entity (SCGPG Incorporated) owned by Security Capital's chairman, whose sole assets were warrants and options to purchase Class A Shares; the charge represents the value applicable to the holders' ability to defer exercising the warrants and options until 2002 in accordance with their terms; (c) consolidation of Homestead's accounts for the full year in 1997 versus 1996 ($11.3 million) and
(d) consolidation of SC-US's accounts ($0.3 million).

  Provision for Income Taxes

  The provision for income taxes increased by $25.5 million in 1997 compared to 1996 primarily due to deferred income taxes on the equity in earnings of Security Capital's unconsolidated investees and the gain on sale of the REIT Managers and Property Managers to PTR and SCI. The effective rate (see note 8 to the consolidated financial statements) for 1997 is affected by (a) reversal of the valuation allowance applicable to net operating loss carryforwards, (b) the value ($49.9 million) assigned to the nondeductible Warrants issued to the PTR and SCI shareholders (see note 3 to the consolidated financial statements) and (c) the $6.6 million non-cash, non-recurring charge (see note 5 to the consolidated financial statements).

  Minority Interests

  Minority interests decreased $12.2 million, from $13.4 million in 1996 to $1.2 million in 1997, primarily as a result of the deconsolidation of ATLANTIC's accounts during 1997.

  Preferred Share Dividends

  On April 1, 1996, Security Capital issued 139,000 Series A Preferred Shares to a single investor. The Series A Preferred Shares carry a 7.5% preferential cash dividend rate, payable when and if authorized by the Board of Directors quarterly in arrears. Security Capital paid $10.4 million and $7.8 million in dividends on the Series A Preferred Shares in 1997 and 1996, respectively.

1996 COMPARED TO 1995

 Capital Division Investments

  Dividends Received

  Security Capital's dividends received increased $19.0 million, or 21%, from $89.6 million in 1995 to $108.6 million in 1996.

  Equity in earnings of less than 50% owned investees

  Security Capital's share of SCI's earnings increased 21% from $21.0 million in 1995 to $25.4 million in 1996. This increase was primarily attributable to an increase in the amount of distribution space owned and leased by SCI (80.6 million square feet at December 31, 1996 compared to 58.5 million square feet at December 31, 1995) and increased rental rates on renewal leases for previously occupied space, and was partly offset by a small decrease in SCI's occupancy level (91.2% as of December 31, 1996 compared to 93.5% as of December 31, 1995). At December 31, 1996 and 1995, Security Capital's ownership interest in the outstanding common shares of SCI was 46.0% and 48.3%, respectively.

  Security Capital's share of PTR's earnings increased 62% from $24.6 million in 1995 to $39.9 million in 1996. This increase was primarily attributable to a substantial increase in the number of multifamily properties owned by PTR (42,702 operating units at December 31, 1996 compared to 38,737 operating units at December

31, 1995), and significant gains ($37.5 million) on sales of properties in 1996. At December 31, 1996 and 1995, Security Capital's ownership interest in the outstanding common shares of PTR was 36.3% and 37.9%, respectively.

  Security Capital's share of SC-USREALTY's earnings increased substantially from $0.1 million in 1995 to $103.2 million in 1996. SC-USREALTY effectively commenced its investment activities in October 1995, and at December 31, 1996, SC-USREALTY had investments at cost of $1.2 billion with a fair market value of $1.4 billion, resulting in unrealized appreciation of $250 million which is accounted for by SC-USREALTY pursuant to fair value accounting principles. In addition, SC-USREALTY recorded net investment income of $13.0 million in 1996 and realized gains on special opportunity investments of $3.5 million in 1996. At December 31, 1996 and 1995, Security Capital's ownership interest in the outstanding common shares of SC-USREALTY was 39.4% and 32.2%, respectively.

  Room Revenue and Rental Expenses from greater than 50% owned consolidated investee (Homestead)

  Homestead's room revenue was $8.2 million in 1996. As mentioned previously, Homestead was consolidated by Security Capital after the spin-off transaction completed on October 17, 1996, by Security Capital, ATLANTIC and PTR of their extended-stay lodging assets. Homestead's rental expenses during the same period were $4.0 million.

  ATLANTIC Income and Expenses

  For comparative purposes, due to the deconsolidation of ATLANTIC's accounts in 1997, ATLANTIC's income and expenses are reported as separate line items in Security Capital's 1996 and 1995 consolidated financial statements

  ATLANTIC's revenues increased $37.1 million from $103.9 million in 1995 to $141.0 million in 1996. This increase was primarily attributable to an increase in the number of multifamily units owned and operated by ATLANTIC (19,241 operating units as of December 31, 1996 compared to 15,823 operating units at December 31, 1995), coupled with stable occupancies (approximately 95%) in both years. ATLANTIC's expenses increased by $17.8 million, or 24%, to $91.6 million in 1996 from $73.8 million in 1995. The increase in expenses was primarily attributable to the increase in the number of multifamily units discussed above.

  Other Income, Net

  Other income consists of interest and miscellaneous income of $2.7 million and $1.6 million in 1996 and 1995, respectively.

 Services Division

  Revenues

  Services Division revenues increased from $49.4 million in 1995 to $77.5 million in 1996. The components of Services Division revenues were as follows (dollars in millions):

                                                                        CHANGE
                                                                      ----------
                                                          1996  1995   $     %
                                                          ----- ----- ---- -----
   Global Capital Management............................. $ 8.0 $ 0.1  7.9 7,900
   Financial Services....................................  69.5  49.3 20.2    41
                                                          ----- ----- ---- -----
                                                          $77.5 $49.4 28.1    57
                                                          ===== ===== ==== =====

  Financial Services revenues earned from PTR and SCI were based on a percentage of the cash flow from operations or on a percentage of revenues, as defined by the REIT and property management agreements, respectively (see note 3 to the consolidated financial statements). The increase of $28.1 million in Services

Division revenues in 1996 as compared to 1995 was primarily attributable to increased management fees resulting from the growth in operations at each of Security Capital's non-consolidated investees. In particular, financial services revenues earned from SCI increased $13.8 million, financial services revenues earned from PTR increased $3.8 million and advisory revenues earned by Global Capital Management Group increased $7.9 million. The remaining services revenues of $2.6 million were earned by Security Capital Markets Group.

  Expenses

  Services Division expenses increased by $23.0 million, or 41%, in 1996 to $79.3 million from $56.3 million in 1995. The increase was primarily attributable to growth of the REIT Managers and Property Managers including the hiring of additional professionals. In particular, expenses applicable to the SCI and PTR REIT Managers and Property Managers and the USREALTY Advisor increased by $9.2 million, $7.6 million and $1.6 million, respectively. In addition, the aggregate expenses of the Global Capital Management Group and Security Capital Markets Group increased by $4.6 million.

  Depreciation and Amortization

  Total depreciation and amortization for Security Capital was $4.6 million in 1996 and $2.2 million in 1995. Depreciation and amortization for Homestead was $1.1 million for the two and one-half month period ended December 31, 1996. The remaining depreciation and amortization of $3.5 million and $2.2 million in 1996 and 1995, respectively, was attributable to the Services Division and the administrative support functions, representing an increase of $1.3 million over such depreciation and amortization for 1995 of $2.2 million. The $1.3 million increase between 1995 and 1996 was a result of additional depreciation on furniture, fixtures and equipment (consisting primarily of computer and communications equipment) acquired in connection with the expansion of the Services Division and Security Capital's decision to fund additional investments in information technology.

  Interest Expense

  Security Capital's consolidated interest expense consists of interest on the 2014 Convertible Debentures and 2016 Convertible Debentures, interest on revolving lines of credit which are obligations of Security Capital and interest on mortgage notes payable which are obligations of Homestead. Interest expense for 1996 and 1995 is summarized as follows (dollars in millions):

                                        SECURITY CAPITAL HOMESTEAD    TOTAL
                                        -------------------------- -------------
                                          1996    1995     1996     1996   1995
                                        -------- ----------------- ------  -----
   Convertible Debentures.............. $   93.9   $78.8   $ --    $ 93.9  $78.8
   Lines of credit.....................      6.2     6.0     --       6.2    6.0
   Mortgage notes payable..............      --      --      2.1      2.1    --
   Capitalized interest................      --      --     (1.2)    (1.2)   --
                                        -------- -------   -----   ------  -----
     Total.............................   $100.1   $84.8   $  .9   $101.0  $84.8
                                        ======== =======   =====   ======  =====

  Debenture interest increased as a result of the issuance of 2016 Convertible Debentures in 1996 totaling $226.5 million as well as the issuance of an additional $185 million of 2014 Convertible Debentures during 1995 (see note 4 to the consolidated financial statements).

  Homestead's mortgage interest expense for 1996 was attributable to Homestead's borrowing under its funding commitment agreement with PTR for development of extended-stay lodging facilities. Interest expense was recorded for the period from October 17, 1996, the date of the spin-off transaction, through December 31, 1996. Interest expense for Homestead was also affected by the amortization of deferred financing costs and other loan-related costs incurred as a result of the spin-off.

  General, Administrative and Other

  General, administrative and other expenses increased by $9.9 million, or 51%, in 1996 to $29.2 million from $19.3 million in 1995. This increase results primarily from the consolidation of Homestead's accounts ($2.2 million), increased payroll and related expenses applicable to the growth of the ATLANTIC REIT Manager ($2.7 million), as well as additional personnel and related costs applicable to information systems, human resources and other administrative support functions.

  Provision for Income Taxes

  The provision for income taxes in 1996 was primarily attributable to deferred income taxes on the equity in earnings of SC-USREALTY. In 1995, Security Capital had net deferred tax assets (primarily net operating losses) that were completely offset by a valuation allowance. Accordingly, no provision for income taxes was recorded in 1995 (see note 8 to the consolidated financial statements).

  Minority Interests

  Minority interests increased from $4.8 million in 1995 to $13.4 million in 1996 due to increased earnings of ATLANTIC, coupled with an increase in minority interests in ATLANTIC in conjunction with its initial public offering in October 1996.

 Preferred Stock Dividends

  On April 1, 1996, Security Capital issued 139,000 Series A Preferred Shares to a single investor. The Series A Preferred Shares carry a 7.5% preferential cash dividend rate, payable when and if authorized by the Board of Directors quarterly in arrears. Security Capital paid $7.8 million in dividends on the Series A Preferred Shares in 1996.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

  Security Capital's investment activities consist primarily of investment in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Services Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies which conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities primarily through the sale of stock and convertible securities in private placements and borrowings under its line of credit.

  Important financing events in 1997 included:

  . Completion of an initial public offering on September 23, 1997, which raised net proceeds of $591.7 million which were used to invest in affiliated businesses and repay line of credit borrowings;

  . Conversion of $715.8 million principal amount of 2014 Convertible Debentures into Class A Shares between October 10, 1997 and November 28, 1997; and

  . Increasing available commitments under its wholly-owned subsidiary's line of credit to $400 million.

  As a result of these activities, Security Capital has total assets of $4.0 billion, measured at fair value as of December 31, 1997, with only $399.0 million of outstanding debt. As described below, $323 million of such debt may be called for redemption (and if called, would likely be converted, based on current market prices) beginning in the first quarter of 1999. Hence, management believes Security Capital may incur significant additional leverage, for investment purposes, while still retaining a conservative balance sheet.

  Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies) and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and committed investments during 1998. Security Capital intends to finance its long-term business activities (including investments in new business initiatives and additional investments in existing affiliates) through a proposed expansion to its subsidiary's line of credit, the exercise of the Warrants issued as described below and future issuances of securities. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings. Security Capital does not guarantee the obligations of its operating affilitates.

  Security Capital and its lead bank are negotiating an expansion of its line of credit from the current $400 million to $700 million as well as a reduction of the interest rate to 1.0% over LIBOR, subject to syndication. Security Capital anticipates that the expanded credit line will be in place in April 1998.

  Security Capital distributed Warrants to purchase $250 million of Class B Shares to the shareholders of SCI, PTR and ATLANTIC pursuant to the Mergers. The exercise price of a Warrant is $28 per Class B Share (compared to a market price of $30 3/4 per share as of March 20, 1998), although no assurance can be given that Warrants will be exercised. The Warrants will expire on September 18, 1998.

  Security Capital's consolidated investee has undertaken the following recent financing activities:

  . Homestead plans a development program for its extended-stay lodging properties which will be financed primarily through its funding commitment agreements with PTR and ATLANTIC; these agreements provided up to $199 million and $111 million, respectively, in financing, with a remaining commitment of $11.9 million and $5.1 million, respectively, as of December 31, 1997. In May 1997, Homestead obtained a $50 million (since increased to $100 million) revolving line of credit.

  . In January 1998, Homestead completed a rights offering of common shares, realizing $154.5 million of net proceeds, and expects to issue additional equity in 1998.

  Security Capital recorded investments of $1.2 billion in 1997 consisting primarily of (i) $388.2 million invested by Homestead for the development of extended-stay lodging properties; (ii) $273.0 million invested by Security Capital for common shares of SC-USREALTY; (iii) $90.1 million and $16.5 million invested by SC-US and SC-E, respectively, in publicly traded real estate securities; (iv) $75.0 million invested in common shares of SCI; (v) $112.5 million, $87.5 million and $54.9 million invested by Security Capital in common shares of SHC, convertible debt of SHC and the common shares of SC-PG, respectively; and (vi) $26.7 million invested in Homestead warrants purchased on the open market.

  Security Capital obtained financing of $1.1 billion during 1997 primarily from (i) proceeds from the sale of common stock of $692.9 million net of expenses and repurchases (including $591.7 million in net proceeds from Security Capital's initial public offering) and convertible debentures of $98.7 million; (ii) Homestead's issuance of convertible mortgage notes to PTR and ATLANTIC for $191.8 million; (iii) net proceeds from the lines of credit borrowings of $138.8 million; and (iv) other financing transactions of $3.8 million.

  Security Capital completed the following non-cash investing and financing activities in 1997:

  . On September 9, 1997, Security Capital, PTR, ATLANTIC and SCI consummated the Mergers (see note 3 to the consolidated financial statements). Security Capital received common shares from SCI, PTR and ATLANTIC totaling $81.9 million (3,692,024 shares), $75.8 million (3,295,533 shares) and $51.7 million (2,306,591 shares), respectively in exchange for the REIT Managers and Property Managers. Security Capital recorded a gain on sale of the REIT Managers and Property Managers to PTR and SCI totaling $143.3 million. For financial reporting purposes, the gain was reduced by the value ($49.9 million) of the Warrants to purchase Class B Shares issued to PTR and SCI shareholders, resulting in a gain of $93.4 million. At the time of the transaction, Security Capital owned 50.3% of ATLANTIC and consequently no gain was recorded on the transaction. Security Capital issued Warrants to ATLANTIC's shareholders totaling $11.5 million.

  . Between October 10 and November 28, 1997, $715 million of 2014 Convertible Debentures were converted into 684,349 Class A Shares.

  1996 Investing and Financing Activities

  Security Capital recorded investments of approximately $832.3 million in 1996, consisting primarily of (i) $267.9 million invested by ATLANTIC for the development and acquisition of multifamily communities; (ii) $65 million invested by Homestead for development of extended-stay lodging properties from October 17, 1996 to December 31, 1996; (iii) $95 million invested by Security Capital for common shares of SCI and ATLANTIC; and (iii) $392.9 million invested by Security Capital for common shares of SC-USREALTY.

  Security Capital's 1996 net financing activity of $807.7 million consisted primarily of (i) net proceeds from sales of common and preferred stock of $438.3 million and $139.0 million, respectively; (ii) $221.6 million in net proceeds from the issuance of Convertible Debentures; (iii) a $45.9 million increase in outstanding mortgage loans for ATLANTIC and Homestead; (iv) net repayments on lines of credit of $10.0 million; and (v) other financing transactions resulting in an aggregate use of cash of $27.1 million.

  Security Capital completed the following non-cash transaction in 1996:

  . On October 17, 1996, Security Capital, PTR, ATLANTIC and Homestead consummated the merger transactions which created Homestead (see note 2 to the consolidated financial statements). Since Homestead and ATLANTIC were consolidated with Security Capital in 1996, only the effect of PTR's transaction with Homestead is reflected in Security Capital's consolidated financial statements for the year ended December 31, 1996. With respect to the transaction between PTR and Homestead, Homestead acquired, at the date of merger, approximately $166 million of net assets in exchange for the issuance of 9,485,727 shares of Homestead common stock and $76 million of convertible mortgage notes payable.

 1995 Investing and Financing Activities:

  Security Capital recorded investments of approximately $493.9 million in 1995, consisting primarily of $235.1 million invested by ATLANTIC for the development and acquisition of multifamily communities and $254.4 million invested by Security Capital for the acquisition of common shares of PTR, SCI, ATLANTIC and SC-USREALTY.

  Security Capital's 1995 net financing activity of $486.9 million primarily consisted of (i) net proceeds from the sale of common stock of $363.3 million;
(ii) $184.8 million in net proceeds from the issuance of Convertible Debentures; (iii) a decrease in outstanding mortgage loans of $7.0 million for ATLANTIC; (iv) net repayments on lines of credit of $39.5 million; and (v) other financing transactions resulting in an aggregate cash use of $14.7 million.

  Security Capital completed the following non-cash investing and financing activities in 1995:

  . On January 1, 1995, Security Capital acquired through the 1995 Merger, the net assets of the Services Division companies for $233.7 million in exchange for debt and equity securities of Security Capital.

  . On March 23, 1995, Security Capital exchanged the shares of its PACIFIC subsidiary for additional shares of PTR. The transaction was valued at approximately $136.0 million and resulted in Security Capital receiving an additional 8.3 million common shares of PTR.

 Line of Credit

  Security Capital

  SC Realty, a wholly owned subsidiary of Security Capital, has a $400 million secured revolving line of credit with Wells Fargo. The line of credit matures in November 1998 and may be extended for one year periods with the approval of Wells Fargo and the other participating lenders. Borrowings on the line of credit bear interest, at SC Realty's option, at either (i) LIBOR plus a margin of 1.50% or
(ii) the higher of the federal funds rate plus a margin of 0.50% or Wells Fargo's prime rate, with interest payable monthly in arrears. SC Realty pays a commitment fee ranging from 0.125% to 0.25% per annum based on the average unfunded line of credit balance. The line of credit is guaranteed by Security Capital and is secured by shares of PTR, SCI, ATLANTIC, SC-USREALTY and Homestead owned by SC Realty. SC Realty's lead bank is currently syndicating an increase in the line of credit to $700 million, at a lower interest rate, but successful completion of syndication cannot be assured.

  The line of credit contains a restricted payments covenant which prohibits dividends and distributions on SC Realty's capital stock in excess of 100% of SC Realty's cash flow available for distribution (as defined). Security Capital's guaranty of the line of credit also contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio and an interest coverage ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The guaranty also contains a restricted payments covenant which prohibits dividends and distributions on Security Capital's capital stock in excess of 95% of Security Capital's cash flow available for distribution (as defined). As of December 31, 1997, there was $76 million outstanding under this line of credit and Security Capital and SC Realty were in compliance with all financial covenants.

  On May 6, 1997, Homestead entered into a secured revolving line of credit facility with Commerzbank AG, as agent and lender ("CAG"), which provided for borrowings of up to $50,000,000, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 2.5% per annum, and an unfunded commitment fee of 0.325%. On August 25, 1997, Homestead amended the line of credit agreement to provide for borrowings of up to $100,000,000, subject to collateral requirements, and to lower the interest rate to the Eurodollar rate plus 1.9% per annum. Additionally, the unfunded commitment fee was amended to 0.25% if the average unfunded balance is greater than $50,000,000 or 0.325% if the average unfunded balances is $50,000,000 or less. The revolving line of credit matures May 5, 1998, and may be extended with the approval of CAG.

 Mortgage Notes Payable

  The Homestead convertible mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

 2016 Convertible Debentures

  At December 31, 1997, Security Capital had approximately $323.0 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Shares at $1,153.90 per share (compared to a December 31, 1997, NYSE closing price of $1,580 per share) at the option of the holder at any time after September 18, 1998, the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

 Impact of Year 2000

  Security Capital has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant, and if not, the efforts that will be necessary to bring the programs into compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

  Security Capital has not identified any computer system or application for which a failure to be Year 2000 compliant would result in a material adverse impact on Security Capital's business activities or results of operations. However, the preliminary results of this review indicate that certain of Security Capital's accounting and financial reporting applications are not Year 2000 compliant. Security Capital, in order to enhance operating efficiencies, has already undertaken a project that will replace these core financial systems with computer software that will better serve Security Capital in the future. This new software, that is expected to be fully operational by the end of 1998, is Year 2000 compliant.

  Security Capital is currently evaluating Year 2000 modifications to other existing software programs. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Security Capital's Consolidated Balance Sheets as of December 31, 1997 and 1996 and its Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 9 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding the directors and executive officers of Security Capital, see "Item 1. Business--Directors and Executive Officers of Security Capital." The information regarding the directors of Security Capital is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Capital's definitive proxy statement for its 1998 annual meeting of shareholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Election of Directors (Proposal 1)" and "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

    (a) Financial Statements and Schedules:

      1. Financial Statements:

        See Index to Financial Statements on page 60 of this report, which is incorporated herein by reference.

      2. Financial Statement Schedules:

        Schedule I.

        All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

      3. Exhibits:

        See Index to Exhibits, which is incorporated herein by reference.

    (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                                              ITEM   FINANCIAL
          DATE                                              REPORTED STATEMENTS
          ----                                              -------- ----------
   September 29, 1997......................................   5, 7       No
   December 5, 1997........................................   4, 7       No

    (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

Security Capital Group Incorporated
  Report of Independent Public Accountants................................
  Consolidated Balance Sheets as of December 31, 1997 and December 31,
   1996...................................................................
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1996 and 1995....................................................
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1997, 1996 and 1995.......................................
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995....................................................
  Notes to Consolidated Financial Statements..............................
  Schedule I--Condensed Financial Information of Registrant...............
Security Capital Pacific Trust
  Report of Independent Public Accountants................................
  Balance Sheets as of December 31, 1997 and December 31, 1996............
  Statements of Earnings for the years ended December 31, 1997, 1996 and
   1995...................................................................
  Statements of Shareholders' Equity for the years ended December 31,
   1997, 1996 and 1995....................................................
  Statements of Cash Flows for the years ended December 31, 1997, 1996 and
   1995...................................................................
  Notes to Financial Statements...........................................
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1997...............................................................
Security Capital Industrial Trust
  Report of Independent Public Accountants................................
  Consolidated Balance Sheets as of December 31, 1997 and 1996............
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1996 and 1995....................................................
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1997, 1996 and 1995.......................................
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995....................................................
  Notes to Consolidated Financial Statements..............................
  Report of Independent Public Accountants................................
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1997...............................................................
Security Capital U.S. Realty
  Report of Independent Public Accountants................................
  Consolidated Statement of Net Assets at December 31, 1997...............
  Consolidated Statement of Operations for the year ended December 31,
   1997...................................................................
  Consolidated Statement of Cash Flows for the year ended December 31,
   1997...................................................................
  Consolidated Statement of Changes in Net Assets for the year ended
   December 31, 1997......................................................
  Consolidated Statement of Changes in Shares Outstanding for the year ended December 31, 1997................................................
  Consolidated Financial Highlights for the year ended December 31, 1997..
  Consolidated Schedule of Investments in Strategic Positions at December
   31, 1997...............................................................
  Consolidated Schedule of Investments in Special Opportunity Positions at
   December 31, 1997......................................................
  Notes to Consolidated Financial Statements..............................
  Report of Independent Public Accountants................................
  Consolidated Statement of Net Assets at December 31, 1996...............
  Consolidated Statement of Operations for the year ended December 31,
   1996...................................................................
  Consolidated Statement of Cash Flows for the year ended December 31,
   1996...................................................................
  Consolidated Statement of Changes in Net Assets for the year/period ended December 31, 1996 and 1995.......................................
  Consolidated Statement of Changes in Shares Outstanding for the
   year/period ended December 31, 1996 and 1995...........................
  Consolidated Financial Highlights for the year/period ended December 31,
   1996 and 1995..........................................................
  Consolidated Schedule of Investments in Strategic Positions at December
   31, 1996...............................................................

  Consolidated Schedule of Investments in Special Opportunity Positions at
   December 31, 1996......................................................
  Notes to Consolidated Financial Statements..............................
  Report of Independent Public Accountants................................
  Statement of Net Assets at December 31, 1995............................
  Statement of Operations for the period from incorporation (July 7, 1995)
   to December 31, 1995...................................................
  Statement of Changes in Net Assets for the period from incorporation
   (July 7, 1995) to December 31, 1995....................................
  Statement of Changes in Shares Outstanding for the period from incorporation (July 7, 1995) to December 31, 1995......................
  Financial Highlights for the period from incorporation (July 7, 1995) to
   December 31, 1995......................................................
  Schedule of Strategic Investments in Real Estate Companies at December
   31, 1995...............................................................
  Schedule of Special Opportunity Investments at December 31, 1995........
  Notes to Financial Statements...........................................
Security Capital Atlantic Incorporated
  Report of Independent Public Accountants................................
Homestead Village Incorporated............................................
  Report of Independent Public Accountants................................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

  We have audited the accompanying consolidated balance sheets of Security Capital Group Incorporated and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits. We did not audit the financial statements of Security Capital Pacific Trust, Security Capital Atlantic Incorporated, Security Capital U.S. Realty, and Homestead Village Incorporated (prior to January 1, 1997) for which the accompanying statements reflect $1,741,155,000 (48.2%) and $2,315,847,000
(79.1%) of the total consolidated assets of Security Capital Group Incorporated and subsidiaries as of December 31, 1997 and 1996, respectively, and $165,700,000 (45.1%), $289,515,000 (72.7%) and $128,589,000 (64.1%) of the
total consolidated income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for each of the three years ended December 31, 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Group Incorporated and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The attached Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basis consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
March 18, 1998

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                             YEAR ENDED DECEMBER 31,
                             ------------------------  ------- -------
                                1997         1996
                             -----------  -----------
           ASSETS
           ------
Investments, at equity:
  Security Capital
   Industrial Trust......... $   660,078  $   548,194
  Security Capital Pacific
   Trust....................     432,364      374,317
  Security Capital Atlantic
   Incorporated.............     399,210          --
  Security Capital U.S.
   Realty...................     909,581      516,426
  Strategic Hotel Capital
   Incorporated.............     196,694          --
  Security Capital Preferred
   Growth Incorporated......      60,821          --
                             -----------  -----------
                               2,658,748    1,438,937
                             -----------  -----------
Real estate, less
 accumulated depreciation,
 held by:
  Security Capital Atlantic
   Incorporated.............         --     1,116,069
  Homestead Village
   Incorporated.............     709,229      249,304
                             -----------  -----------
                                 709,229    1,365,373
                             -----------  -----------
Investments in publicly
 traded real estate
 securities, at market
 value......................     113,283       10,247
                             -----------  -----------
    Total real estate
     investments............   3,481,260    2,814,557
Cash and cash equivalents...      11,454       19,323
Other assets................     121,525       84,971
Other assets of Security
 Capital Atlantic
 Incorporated...............         --        10,433
                             -----------  -----------
    Total assets............  $3,614,239   $2,929,284
                             ===========  ===========
      LIABILITIES AND
    SHAREHOLDERS' EQUITY
    ---------------------
Liabilities:
  Lines of credit........... $   172,808  $    34,000
  Mortgage notes payable....     301,606      101,309
  Convertible debt..........     323,024      940,197
  Accrued interest on
   convertible debt.........         --        42,450
  Accounts payable and
   accrued expenses.........      73,543       45,868
  Deferred income taxes.....      87,250       30,872
  Liabilities of Security
   Capital Atlantic
   Incorporated.............         --       421,349
                             -----------  -----------
    Total liabilities.......     958,231    1,616,045
Minority interests..........     107,135      394,537
Shareholders' Equity:
  Class A Shares, $.01 par
   value; 20,000,000 shares
   authorized, 2,045,601 and
   1,209,009 shares issued
   and outstanding in 1997
   and 1996, respectively...          20           12
  Class B Shares, $.01 par
   value; 229,861,000 shares
   authorized; 22,627,541
   shares issued and
   outstanding..............         226          --
  Series A Preferred Shares,
   $.01 par value; 139,000
   shares issued and
   outstanding in 1997 and
   1996; stated liquidation
   preference of $1,000 per
   share....................     139,000      139,000
  Additional paid-in
   capital..................   2,509,175      985,392
  Accumulated deficit.......     (99,548)    (205,702)
                             -----------  -----------
    Total shareholders'
     equity.................   2,548,873      918,702
                             -----------  -----------
    Total liabilities and
     shareholders' equity...  $3,614,239   $2,929,284
                             ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1996        1995
                                           -----------  ----------- -----------
INCOME:
Equity in earnings (loss) of:
  Security Capital Industrial Trust......  $     2,101  $    25,439 $    20,975
  Security Capital Pacific Trust.........       18,849       39,864      24,646
  Security Capital Atlantic
   Incorporated..........................       26,738          --          --
  Security Capital U.S. Realty...........      120,113      103,170          64
  Strategic Hotel Capital Incorporated...       (3,400)         --          --
  Security Capital Preferred Growth
   Incorporated..........................        6,175          --          --
Room revenue.............................       58,397        8,178         --
Services Division revenues from related
 parties.................................      105,941       77,512      49,404
Change in unrealized appreciation on
 investments.............................       12,375          296         --
Other income, net........................       20,415        2,715       1,566
Security Capital Atlantic Incorporated
 income..................................          --       140,948     103,879
                                           -----------  ----------- -----------
                                               367,704      398,122     200,534
                                           -----------  ----------- -----------
EXPENSES:
Rental expenses..........................       25,089        4,014         --
Services Division expenses...............       87,190       79,296      56,317
Depreciation and amortization............       15,319        4,613       2,181
Costs incurred in acquiring Services
 Division from related party.............          --           --      158,444
Interest expense--convertible debt.......       94,749       93,912      78,785
Interest expense--other obligations......        9,685        7,131       5,977
General, administrative and other........       54,940       29,189      19,300
Security Capital Atlantic Incorporated
 expenses................................          --        95,839      76,401
                                           -----------  ----------- -----------
                                               286,972      313,994     397,405
                                           -----------  ----------- -----------
Earnings (loss) from operations..........       80,732       84,128    (196,871)
  Gain on sale of management companies...       93,395          --          --
                                           -----------  ----------- -----------
Earnings (loss) before income taxes and
 minority interests......................      174,127       84,128    (196,871)
Provision for deferred income taxes......       56,378       30,872         --
Minority interests in net earnings of
 subsidiaries............................        1,170       13,370       4,763
                                           -----------  ----------- -----------
Net earnings (loss)......................      116,579       39,886    (201,634)
Less Series A Preferred Share dividends..       10,425        7,819         --
                                           -----------  ----------- -----------
  Net earnings (loss) attributable to
   common shares and common equivalent
   shares................................  $   106,154  $    32,067 $  (201,634)
                                           ===========  =========== ===========
EARNINGS PER SHARE:
Weighted-average Class B Shares
 outstanding.............................   76,576,808   52,950,350  44,834,050
                                           ===========  =========== ===========
Basic earnings (loss) per Class B Share..  $      1.39  $       .61 $     (4.50)
                                           ===========  =========== ===========
Diluted weighted-average Class B Shares
 outstanding.............................   93,053,670   56,685,550  44,834,050
                                           ===========  =========== ===========
Diluted earnings (loss) per Class B
 Share...................................  $      1.28  $       .57 $     (4.50)
                                           ===========  =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                         (IN THOUSANDS, EXCEPT SHARES)

                                         COMMON STOCK
                          -------------------------------------------
                                                                       SERIES A
                                                                       PREFERRED
                                 CLASS A               CLASS B         SHARES AT
                          --------------------- ---------------------  AGGREGATE  ADDITIONAL                  TOTAL
                            SHARES    SHARES AT   SHARES    SHARES AT LIQUIDATION  PAID-IN    ACCUMULATED SHAREHOLDERS'
                          OUTSTANDING PAR VALUE OUTSTANDING PAR VALUE PREFERENCE   CAPITAL      DEFICIT      EQUITY
                          ----------- --------- ----------- --------- ----------- ----------  ----------- -------------
Balances at December 31,
 1994...................     608,822   $ 6.087         --   $    --    $    --    $  384,333   $ (24,480)  $  359,859
 Retirement of common
  shares in connection
  with the purchase of
  GROUP.................     (40,252)   (0.403)        --        --         --       (26,618)    (11,655)     (38,273)
 Issuance of common
  shares in connection
  with the purchase of
  GROUP.................     135,261     1.353         --        --         --       163,529         --       163,530
 Issuance of common
  shares on January 1
  for 7.25% and 7%
  convertible notes.....      43,493     0.435         --        --         --        26,643         --        26,644
 Subscriptions
  receivable collected..     243,862     2.439         --        --         --       215,086         --       215,088
 Exercise of stock
  options...............         538     0.005         --        --         --           140         --           140
 Interest reinvestment
  plan..................       3,683     0.037         --        --         --         3,536         --         3,536
 Issuance of common
  shares................          26       --          --        --         --            24         --            24
 Repurchase of common
  shares................        (642)   (0.006)        --        --         --          (375)        --          (375)
 Net loss...............         --        --          --        --         --           --     (201,634)    (201,634)
                           ---------   -------  ----------  --------   --------   ----------   ---------   ----------
Balances at December 31,
 1995...................     994,791   $ 9.947         --   $    --    $    --    $  766,298   $(237,769)  $  528,539
 Sale of subscriptions
  for common shares, net
  of offering costs.....     307,958     3.080         --        --         --       320,116         --       320,119
 Less subscriptions
  receivable............     (92,012)   (0.920)        --        --         --       (96,521)        --       (96,522)
 Issuance of Series A
  Preferred Shares......         --        --          --        --     139,000          --          --       139,000
 Repurchase of common
  shares................     (12,326)    (.123)        --        --         --       (11,483)        --       (11,483)
 Interest reinvestment
  plan..................       5,214     0.052         --        --         --         5,516         --         5,516
 Exercise of stock
  options...............       5,353     0.054         --        --         --         1,430         --         1,430
 Issuance of common
  shares................          31       --          --        --         --            36         --            36
 Net earnings...........         --        --          --        --         --           --       39,886       39,886
 Series A Preferred
  Share dividends.......         --        --          --        --         --           --       (7,819)      (7,819)
                           ---------   -------  ----------  --------   --------   ----------   ---------   ----------
Balances at December 31,
 1996...................   1,209,009   $12.090         --   $    --    $139,000   $  985,392   $(205,702)  $  918,702
 Issuance of Class A
  Shares................     112,059      1.12         --        --         --       103,269         --       103,270
 Issuance of Class B
  Shares, initial public
  offering..............         --        --   22,569,710   225.697        --       591,440         --       591,666
 Conversion of 2014
  Convertible Debentures
  to Class A Shares.....     684,349     6.843         --        --         --       757,747         --       757,754
 Issuance of Warrants...         --        --          --        --         --        61,428         --        61,428
 Interest reinvestment
  plans.................       5,222     0.052         --        --         --         6,964         --         6,964
 Exercise of stock
  options and warrants..      36,477     0.365      57,831     0.578        --         4,543         --         4,543
 Repurchase of Class A
  Shares................      (1,515)   (0.015)        --        --         --        (1,834)        --        (1,834)
 Income tax benefit from
  stock options
  exercised.............         --        --          --        --         --           226         --           226
 Net earnings...........         --        --          --        --         --           --      116,579      116,579
 Series A Preferred
  Share dividends.......         --        --          --        --         --           --      (10,425)     (10,425)
                           ---------   -------  ----------  --------   --------   ----------   ---------   ----------
Balances at December 31,
 1997...................   2,045,601   $20.455  22,627,541  $226.275   $139,000   $2,509,175   $ (99,548)  $2,548,873
                           =========   =======  ==========  ========   ========   ==========   =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            -----------  ---------  ----------
Operating Activities:
  Net earnings (loss)...................... $   116,579  $  39,886  $ (201,634)
  Adjustments to reconcile net earnings to
   cash flows provided by operating
   activities:
    Provision for deferred income taxes....      56,378     30,872         --
    Minority interests.....................       1,170     13,370       4,763
    Equity in earnings of unconsolidated
     investees.............................    (170,576)  (168,473)    (45,685)
    Distributions from unconsolidated
     investees.............................     110,082     74,653      62,838
    Change in unrealized appreciation on
     investments...........................     (12,375)       --          --
    Depreciation and amortization..........      15,319      4,613       2,181
    Gain on sale of management companies...     (93,395)      (296)        --
    Costs incurred in acquiring Services
     Division..............................         --         --      158,444
    Other..................................      18,353    (17,942)        836
  Decrease (increase) in other assets......     (21,539)     1,074      (3,803)
  Increase in accrued interest on
   convertible debt........................       6,756     17,927      18,195
  Increase (decrease) in accounts payable
   and accrued expenses....................      (7,139)    19,180      (2,701)
  Net operating cash flows of Security
   Capital Atlantic Incorporated...........         --      19,727      20,236
                                            -----------  ---------  ----------
  Net cash flows provided by operating
   activities..............................      19,613     34,591      13,670
                                            -----------  ---------  ----------
Investing Activities:
  Real estate properties...................    (388,243)   (65,138)        --
  Investment in shares of:
    Security Capital Industrial Trust......     (75,002)   (64,528)   (100,113)
    Security Capital Pacific Trust.........         (38)       --      (50,000)
    Security Capital U.S. Realty...........    (273,042)  (392,922)       (300)
    Strategic Hotel Capital Incorporated...    (112,500)       --          --
    Security Capital Preferred Growth
     Incorporated..........................     (54,850)       --          --
  Purchases of publicly traded real estate
   securities, net.........................     (90,147)       --          --
  Purchase of Strategic Hotel Capital
   Incorporated convertible debt...........     (87,500)       --          --
  Purchases of Homestead Village
   Incorporated warrants...................     (26,682)       --          --
  Purchase of Security Capital Atlantic
   Incorporated minority interest..........         --     (30,700)    (83,972)
  Advances on notes receivable from
   Security Capital U.S. Realty............         --         --      (53,000)
  Payment on notes receivable from Security
   Capital U.S. Realty.....................         --         --       33,030
  Cash acquired in purchase of GROUP.......         --         --        4,940
  Other....................................     (45,468)     8,397      (9,354)
                                            -----------  ---------  ----------
  Net investing cash flows of Security
   Capital Atlantic Incorporated...........         --    (287,418)   (235,149)
  Net cash flows used in investing
   activities.............................. $(1,153,472) $(832,309) $ (493,918)
                                            -----------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Financing Activities:
  Proceeds from lines of credit...............  $ 532,308  $ 532,000  $ 425,000
  Payments on lines of credit.................   (393,500)  (580,000)  (501,525)
  Proceeds from unsecured note and mortgage
   notes payable..............................    191,750     25,363        --
  Proceeds from issuance of convertible debt..     98,729    229,426    184,990
  Repurchase of convertible debt..............        (72)    (7,840)      (194)
  Proceeds from issuance of common shares, net
   of expenses................................    692,877    230,579    218,786
  Repurchase of common shares.................     (1,834)   (11,483)      (375)
  Proceeds from issuance of Series A Preferred
   Shares.....................................        --     139,000        --
  Proceeds from issuance of common shares to
   minority interest holders..................     18,346         81        --
  Preferred dividends paid....................    (10,425)    (7,819)       --
  Other.......................................     (2,189)     3,483     (1,246)
  Net financing cash flows of Security Capital
   Atlantic Incorporated......................        --     254,882    161,460
                                                ---------  ---------  ---------
  Net cash flows provided by financing
   activities.................................  1,125,990    807,672    486,896
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     (7,869)     9,954      6,648
Cash and cash equivalents, beginning of year..     19,323      9,369      2,721
                                                ---------  ---------  ---------
Cash and cash equivalents, end of year........  $  11,454  $  19,323  $   9,369
                                                =========  =========  =========
Non-Cash Investing And Financing Activities:
  Shares issued to acquire SCGPB Incorporated
   (see note 5)...............................  $  (6,600) $     --   $     --
                                                =========  =========  =========
  Shares received from Security Capital
   Pacific Trust in exchange for management
   companies..................................  $  75,838  $     --   $     --
                                                =========  =========  =========
  Shares received from Security Capital
   Industrial Trust in exchange for management
   companies..................................  $  81,871  $     --   $     --
                                                =========  =========  =========
  Issuance of warrants to Security Capital
   Atlantic Incorporated shareholders.........  $  11,530  $     --   $     --
                                                =========  =========  =========
  Issuance of common shares under debenture
   interest reinvestment plans................  $   6,964  $   5,516  $     --
                                                =========  =========  =========
  Conversion of 2014 Convertible Debentures
   (see note 4)...............................  $ 757,754  $     --   $     --
                                                =========  =========  =========
  Increase in property and equipment and
   development cost payable...................  $  22,752  $   4,347  $     --
                                                =========  =========  =========
  Homestead Village Incorporated purchase from
   Security Capital Pacific Trust:
  Depreciated cost of assets acquired.........  $     --   $ 177,983  $     --
  Liabilities assumed.........................        --     (11,818)       --
  Convertible mortgages issued................        --     (75,946)       --
  Reallocation of investment in Security
   Capital Pacific Trust to Homestead Village
   Incorporated...............................        --     (42,376)       --
  Minority interest contributed...............        --     (48,271)       --
  Net cash acquired...........................        --         428        --
                                                ---------  ---------  ---------
                                                $     --   $     --   $     --
                                                =========  =========  =========
  Dividend distribution declared for 1st
   quarter 1997 to minority interest holders..  $     --   $   6,375  $     --
                                                =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997    1996     1995
                                                    -------- ------- ---------
Purchase of GROUP on January 1, 1995:
  Fair value of identifiable assets acquired, net
   of cash........................................  $    --  $   --  $  86,476
  Costs incurred in acquiring Services Division...       --      --    158,444
  Liabilities assumed.............................       --      --    (16,152)
  Securities issued...............................       --      --   (233,708)
  Net cash acquired...............................       --      --      4,940
                                                    -------- ------- ---------
                                                    $    --  $   --  $     --
                                                    ======== ======= =========
Exchange of 7.25% and 7.0% convertible notes:
  Issuance of securities to convertible note
   holders:
    -convertible subordinated debentures..........  $    --  $   --  $  32,947
    -common stock, including value attributable to
     induced conversion...........................       --      --     26,644
  Retirement of 7.25% and 7.0% convertible notes..       --      --    (53,201)
  Loss on exchange of convertible notes...........       --      --     (5,650)
  Reduction in interest accrued on convertible
   notes..........................................       --      --       (740)
                                                    -------- ------- ---------
                                                    $    --  $   --  $     --
                                                    ======== ======= =========
Assumption of existing mortgage notes payable in
 conjunction with real estate acquired............  $    --  $17,867 $  24,678
                                                    ======== ======= =========
Exchange of ownership interest in Security Capital
 Pacific Incorporated for ownership interest in
 Security Capital Pacific Trust...................  $    --  $   --  $ 135,996
                                                    ======== ======= =========
Reduction of mortgages payable upon sale of
 property.........................................  $    --  $   --  $  (6,500)
                                                    ======== ======= =========
Receipt of Security Capital U.S. Realty shares in
 satisfaction of indebtedness.....................  $    --  $   --  $  19,970
                                                    ======== ======= =========

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Business:

  Security Capital Group Incorporated ("Security Capital") is a real estate research, investment and operating management company. Its strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various operating and other entities (the Capital Division) (see note 2) and provides various capital management and financial services through a Services Division (see note 3). The Capital Division invests in real estate-related companies with the objective of generating capital appreciation and growing dividends. The Services Division provides research, operational and capital deployment oversight, capital management, capital markets, accounting and administrative services for the companies in which Security Capital and its affiliates have invested. Security Capital is a Maryland corporation.

 Merger:

  Security Capital was formed by the merger of two affiliated, but not commonly controlled, entities on January 1, 1995. Security Capital Group Incorporated ("GROUP"), a Delaware corporation, which consisted of certain Services Division companies, was merged with and into Security Capital Realty Incorporated ("REALTY"). Subsequently REALTY changed its name to that of its merged affiliate, Security Capital Group Incorporated. The securities issued by REALTY had an aggregate value of $233,708,000. The Services Division companies did not qualify as "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations". Accordingly, the excess of the aggregate value of the securities issued ($233,708,000) over the fair value of the net tangible assets acquired ($75,264,000) has been recorded as "Costs incurred in acquiring Services Division from related party" ($158,444,000), in the accompanying 1995 Consolidated Statement of Operations.

 Principles of Financial Presentation:

  The accompanying consolidated financial statements include the results of Security Capital, its majority-owned Capital Division investees (Homestead Village Incorporated ("Homestead"), Security Capital U.S. Real Estate Shares Incorporated ("SC-US") and Security Capital European Real Estate Shares Incorporated ("SC-E")) and its wholly owned Services Division subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 1997, minority interest is comprised of the minority shareholders of Homestead and SC-US. Security Capital accounts for its 20% or greater (but not more than 50%) owned investees, and those over which it has substantial influence as the manager or advisor, by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

  In 1997, Security Capital changed to the equity method of accounting for its investment in Security Capital Atlantic Incorporated ("ATLANTIC") (see note
2).

 Cash and Cash Equivalents:

  Security Capital considers all cash on hand, demand deposits with financial institutions, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Real Estate and Depreciation:

  Real estate, all of which is owned by Homestead at December 31, 1997, is carried at cost, which is not in excess of net realizable value. Costs directly related to the acquisition, renovation or development of real estate are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

  Repairs and maintenance are expensed as incurred. Renovations and improvements are capitalized and depreciated over their estimated useful lives.

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis. Properties are depreciated principally over the useful lives of 20 to 40 years for buildings and improvements and 2 to 10 years for furnishings and other equipment.

 Interest:

  Security Capital capitalizes interest of its consolidated subsidiaries as part of the cost of real estate projects under development. During the years ended December 31, 1997, 1996 and 1995, the total interest paid on all outstanding debt was $111,445,000, $75,756,000 and $61,727,000, respectively, including $69,883,000, $2,103,000 and none, respectively, which was capitalized.

 Cost of Raising Capital:

  Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan in the case of issuance costs or twelve months in the case of renewal costs. Amortization of deferred financing costs included in interest expense for the years ended December 31, 1997, 1996 and 1995 was $5,031,000, $1,943,000, and $836,000, respectively; $1,200,000 of such costs in 1997 related to arranging a contingent line of credit in connection with the redemption of the 12% convertible subordinated debentures due 2014 ("2014 Convertible Debentures"), under which line nothing was borrowed.

 Revenue Recognition:

  Rental, fee and interest income are recorded on the accrual method of accounting. A provision for possible loss is made when collection of receivables is considered doubtful.

 Per Share Data:

  Basic earnings per share data is computed based on weighted-average shares of Class B common stock, par value $.01 per share ("Class B Shares"), outstanding during the year. Diluted earnings per share is computed based on the weighted-average Class B Shares outstanding during the year plus the weighted-average Class B Shares that would be outstanding assuming (a) the exercise of outstanding options and warrants, and (b) for 1997, the conversion of 6 1/2% converible subordinated debentures due 2016 ("2016 Convertible Debentures"). The conversion of 2014 Convertible Debentures, 2016 Convertible Debentures (for 1996 and 1995) and Series A Cumulative Convertible Redeemable Voting Preferred Stock, par value $.01 per share ("Series A Preferred Shares"), into Class B Shares is not assumed as the effect would be anti-dilutive.

  Security Capital adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. Previously reported earnings per share data have been restated to conform to SFAS No. 128.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A reconciliation of the number of shares used in computing basic and diluted earnings per share as calculated under SFAS 128 follows (thousands except per share amounts):

                                             1997        1996        1995
                                          ----------- ----------- -----------
   Net income (loss) attributable to
    common shares and common equivalent
    shares..............................  $   106,154 $    32,067 $  (201,634)
   Effect of dilutive 2016 Convertible
    Debentures..........................       12,860         --          --
                                          ----------- ----------- -----------
   Net income (loss), as adjusted.......  $   119,014 $    32,067 $  (201,634)
                                          =========== =========== ===========
   Weighted-average Class B Shares out-
    standing for the year...............   76,576,808  52,950,350  44,834,050
   Increase in shares which would result
    from:
     Exercise of warrants...............    1,302,202         --          --
     Exercise of options................    2,604,610   3,735,200         --
     Conversion of 2016 Convertible De-
      bentures..........................   12,570,050         --          --
                                          ----------- ----------- -----------
   Weighted-average Class B Shares,
    assuming conversion of the above
    securities..........................   93,053,670  56,685,550  44,834,050
                                          =========== =========== ===========
   Diluted earnings (loss) per Class B
    Share...............................  $      1.28 $      0.57 $     (4.50)
                                          =========== =========== ===========

 Use of Estimates:

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

 Reclassifications:

  Certain amounts in the 1996 and 1995 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 1997 presentation.

(2) REAL ESTATE INVESTMENTS

  Security Capital holds investments at December 31, 1997 through its wholly owned subsidiary, SC Realty Incorporated ("SC Realty"), as follows:

  . Security Capital Industrial Trust ("SCI"), a publicly held real estate investment trust ("REIT"), acquires, develops, operates and owns distribution facilities throughout the United States and in Mexico and Europe. On December 29, 1997 Security Capital purchased 3,125,067 common shares of SCI in a private offering at a cost of $24 per share. At December 31, 1997 and 1996, Security Capital owned 42.5% and 46.0%, respectively, of the issued and outstanding common shares of SCI. Security Capital accounts for its investment in SCI by the equity method.

  . Security Capital Pacific Trust ("PTR"), a publicly held REIT, owns, develops, acquires and operates income-producing multifamily properties in the western United States. At December 31, 1997 and 1996, Security Capital owned 33.1% and 36.3%, respectively, of the issued and outstanding common shares of PTR. Security Capital accounts for its investment in PTR by the equity method.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  . Security Capital Atlantic Incorporated ("ATLANTIC"), a publicly held REIT, owns, acquires, develops and operates income-producing multifamily properties in the southeastern and near mid-western United States. On July 1, 1996, Security Capital purchased 1,250,000 common shares of ATLANTIC from a minority interest holder at a total cost of $30,663,000. On October 18, 1996 Security Capital purchased an additional 416,666 common shares of ATLANTIC in ATLANTIC's initial public offering at a cost of $24 per share. At December 31, 1997 and 1996, Security Capital owned 49.9% and 56.9%, respectively, of the issued and outstanding common shares of ATLANTIC. During 1997, Security Capital accounted for its investment in ATLANTIC by the equity method as Security Capital's ownership in ATLANTIC fell below 50% upon completion of ATLANTIC's registered offering in October 1997. In 1996 and 1995, Security Capital consolidated ATLANTIC's accounts.

  . Security Capital U.S. Realty ("SC-USREALTY") is a Luxembourg real estate corporation formed with the sponsorship of Security Capital with the objective of becoming one of Europe's preeminent publicly held real estate entities. It principally owns real estate through strategic positions in both public and private real estate operating companies in the United States. Security Capital funded total initial subscriptions of $200,000,000 for the common shares of SC-USREALTY ($179,730,000 and $20,270,000 in 1996 and 1995, respectively). In addition to the subscriptions funded, Security Capital purchased common shares of SC-USREALTY at a total cost of $213,192,000 during the year ended December 31, 1996. During the year ended December 31, 1997, Security Capital purchased additional common shares of SC-USREALTY at a total cost of $273,042,000. At December 31, 1997 and 1996, Security Capital owned 32.9% and 39.4%, respectively, of the issued and outstanding common shares of SC-USREALTY. Security Capital accounts for its investment in SC-USREALTY by the equity method.

  . Homestead, a publicly held corporation, is a developer, owner and operator of moderate priced, extended-stay lodging properties throughout the United States. On October 17, 1996, Security Capital, PTR and ATLANTIC completed the spin-off of their extended stay lodging assets to Homestead. As described below, upon consummation of the transaction, Homestead's common shares are held by Security Capital and shareholders of PTR and ATLANTIC. Given the common ownership of the "Homestead assets" before and after the spin-off, Security Capital did not record a gain on this transaction in its consolidated financial statements.

     In exchange for 4,062,788 common shares of Homestead, Security Capital contributed the contractual rights (primarily fees) from the PTR and ATLANTIC REIT management agreements and property management agreements relating to the Homestead properties as well as the Homestead trademark, the operating system and certain Homestead development properties acquired by Security Capital as they were outside the target markets of ATLANTIC and PTR. Security Capital also received 817,694 warrants to purchase Homestead common shares at $10 per share in exchange for (a) providing funding to Homestead during the time between the execution of the merger agreement and the closing date and (b) the use of office facilities for one year.

     In exchange for Homestead common shares and warrants to purchase Homestead common shares at $10 per share, PTR and ATLANTIC contributed operating properties as well as properties under construction or in planning and ATLANTIC contributed $16.8 million in cash. In addition, PTR and ATLANTIC received Homestead common shares and warrants for entering into Funding Commitment Agreements to provide secured financing of up to $199.0 million and $111.1 million, respectively, to Homestead for completing the development and construction of the above-described properties. PTR and ATLANTIC have received convertible mortgage notes from Homestead as fundings occur under the Funding Commitment Agreements. On November 12, 1996, PTR and ATLANTIC distributed the

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Homestead common shares and warrants to their shareholders. As a result, Security Capital received an additional 5,831,613 common shares of Homestead and 3,912,328 warrants to purchase Homestead common shares at $10 per share.

     During the period from October 17, 1996, to December 31, 1996, Security Capital invested $18,812,807 in exercising ($17,500,000) and making open market purchases ($1,313,000) of Homestead warrants. During 1997, Security Capital invested an aggregate of $91,503,000 in purchasing Homestead common shares ($1,105,000) and warrants ($26,682,000) in the open market and exercising all of its Homestead warrants ($63,716,000).

     At December 31, 1997 and 1996, Security Capital owned 65.0% and 59.1%, respectively, of the issued and outstanding common shares of Homestead. Security Capital consolidates Homestead's accounts in the accompanying consolidated financial statements.

  . SC-US, formerly known as Security Capital Employee REIT Fund Incorporated, is an investment fund that invests in securities of publicly traded real estate companies in the United States. During 1997, Security Capital invested $90,073,000 in SC-US. Security Capital's ownership of SC-US outstanding common shares as of December 31, 1997 and 1996 was 98.3% and 100%, respectively. Security Capital consolidates SC-US accounts in the accompanying consolidated financial statements.

  . Strategic Hotel Capital Incorporated ("SHC"), a privately held corporation, was formed in March 1997 and is focused on becoming the preeminent owner of upscale hotel properties on a global basis. Security Capital has committed to invest $300,000,000 of capital in SHC. At December 31, 1997, Security Capital had invested $200,000,000, consisting of $112,500,000 in common shares and $87,500,000 of convertible subordinated debentures. The debentures are convertible into SHC common stock, bear interest at 7.5% per annum and have a "mandatory" interest pay rate of 3% per annum. Interest accrues on any "deferred interest" at 7.5% per annum. Deferred interest is payable upon maturity or redemption of the debentures. For 1997, SHC paid interest at the 3% mandatory rate. Security Capital owned 39.5% of SHC's outstanding common shares as of December 31, 1997. Security Capital accounts for its investment in SHC by the equity method.

  . Security Capital Preferred Growth Incorporated ("SC-PG"), a private real estate company formed in January 1997, makes intermediate-term investments in real estate operating companies primarily through convertible securities. Security Capital has committed to invest $80,000,000 of capital in SC-PG. As of December 31, 1997, Security Capital had invested $54,850,000 and owned 12.9% of SC-PG's outstanding common shares. Security Capital accounts for its investment in SC-PG by the equity method.

  . SC-E is an investment fund that invests in securities of publicly-traded companies which are engaged in real estate activities in Europe. At December 31, 1997, Security Capital had invested $16,500,000 and owned 100% of SC-E's outstanding common shares. Security Capital consolidates SC-E's accounts in the accompanying consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Security Capital received dividends and interest (SHC only) from its investees for the years ended December 31, 1997, 1996 and 1995 as follows (in thousands):

                                                         1997     1996    1995
                                                       -------- -------- -------
   SCI................................................ $ 47,090 $ 40,689 $32,233
   PTR................................................   36,679   33,963  28,244
   PACIFIC............................................      --       --    2,361
   ATLANTIC...........................................   34,512   33,975  26,715
   SC-US..............................................    9,600      --      --
   SC-PG..............................................      204      --      --
                                                       -------- -------- -------
                                                        128,085  108,627  89,553
                                                       -------- -------- -------
   SHC................................................    1,297      --      --
                                                       -------- -------- -------
                                                       $129,382 $108,627 $89,553
                                                       ======== ======== =======

  The following summarizes real estate investments of Security Capital's consolidated investees as of December 31, 1997 and 1996 (in thousands):

                                                            1997      1996
                                                          -------- ----------
   Multifamily properties (ATLANTIC, which was consoli-
    dated only in 1996):
     Operating properties................................ $    --  $  952,770
     Developments under construction.....................      --     194,587
     Developments in planning............................      --       7,795
     Land held for future development....................      --       2,083
                                                          -------- ----------
       Subtotal..........................................      --   1,157,235
                                                          -------- ----------
   Extended-stay lodging properties (Homestead):
     Operating properties................................  472,669    129,034
     Developments under construction.....................  213,283    108,692
     Developments in planning............................   32,984     12,256
     Land held for future development....................    6,654      1,448
     Land held for sale..................................    1,463      5,590
                                                          -------- ----------
       Subtotal..........................................  727,053    257,020
                                                          -------- ----------
   Total real estate, at cost............................  727,053  1,414,255
   Less accumulated depreciation.........................   17,824     48,882
                                                          -------- ----------
   Total real estate..................................... $709,229 $1,365,373
                                                          ======== ==========

  Presented below is the summary balance sheet information for SCI as of December 31, 1997 and 1996 (in thousands):

                                                             1997       1996
                                                          ---------- ----------
   Net real estate investments........................... $2,834,711 $2,399,600
   Cash and other assets.................................    199,242     62,706
                                                          ---------- ----------
     Total assets........................................ $3,033,953 $2,462,306
                                                          ========== ==========
   Total liabilities..................................... $1,003,912 $  805,933
   Minority interest.....................................     53,304     56,984
   Total shareholders' equity............................  1,976,737  1,599,389
                                                          ---------- ----------
     Total liabilities and shareholders' equity.......... $3,033,953 $2,462,306
                                                          ========== ==========

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Presented below is summary earnings information for SCI for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                      1997     1996     1995
                                                    -------- -------- --------
   Rental and other income, net.................... $309,872 $233,434 $159,556
                                                    -------- -------- --------
   Expenses:
     Operating, general and administrative, and
      other........................................  191,187  150,753  107,512
     Costs incurred in acquiring management
      companies from Security Capital..............   75,376      --       --
                                                    -------- -------- --------
                                                     266,563  150,753  107,512
                                                    -------- -------- --------
   Net earnings before minority interest...........   43,309   82,681   52,044
     Minority interest share in net earnings.......    3,560    3,326    3,331
                                                    -------- -------- --------
   Net earnings....................................   39,749   79,355   48,713
     Less preferred share dividends................   35,318   25,895    6,698
                                                    -------- -------- --------
   Net earnings attributable to common shares...... $  4,431 $ 53,460 $ 42,015
                                                    ======== ======== ========
   Security Capital share of net earnings.......... $  2,101 $ 25,439 $ 20,975
                                                    ======== ======== ========

  Presented below is the summary balance sheet information for PTR as of December 31, 1997 and 1996 (in thousands):

                                                             1997       1996
                                                          ---------- ----------
   Net real estate investments........................... $2,760,439 $2,245,619
   Cash and other assets.................................     45,247     36,813
                                                          ---------- ----------
     Total assets........................................ $2,805,686 $2,282,432
                                                          ========== ==========
   Total liabilities..................................... $1,265,250 $1,014,924
   Total shareholders' equity............................  1,540,436  1,267,508
                                                          ---------- ----------
     Total liabilities and shareholders' equity.......... $2,805,686 $2,282,432
                                                          ========== ==========

  Presented below is summary earnings information for PTR for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                      1997     1996     1995
                                                    -------- -------- --------
   Rental and other income......................... $355,662 $326,246 $267,496
                                                    -------- -------- --------
   Expenses:
     Operating, general and administrative and
      other........................................  259,268  233,027  183,177
     Costs incurred in acquiring management
      companies from Security Capital..............   71,707      --       --
                                                    -------- -------- --------
                                                     330,975  233,027  183,177
                                                    -------- -------- --------
   Earnings from operations........................   24,687   93,219   84,319
     Gain on sale of investments...................   48,232   37,492      --
                                                    -------- -------- --------
   Net earnings....................................   72,919  130,711   84,319
     Less preferred share dividends................   19,385   24,167   21,823
                                                    -------- -------- --------
   Net earnings attributable to common shares...... $ 53,534 $106,544 $ 62,496
                                                    ======== ======== ========
   Security Capital share of net earnings.......... $ 18,849 $ 39,864 $ 24,646
                                                    ======== ======== ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Presented below is the summary balance sheet information for ATLANTIC as of December 31, 1997 (in thousands):

   Net real estate investments...................................... $1,298,946
   Cash and other assets............................................    142,465
                                                                     ----------
     Total assets................................................... $1,441,411
                                                                     ==========
   Total liabilities................................................ $  550,430
   Total shareholders' equity.......................................    890,981
                                                                     ----------
     Total liabilities and shareholders' equity..................... $1,441,411
                                                                     ==========

  Presented below is summary earnings information for ATLANTIC for the year ended December 31, 1997 (in thousands):

   Rental and other income............................................ $175,157
   Expenses...........................................................  122,434
                                                                       --------
   Net earnings.......................................................   52,723
     Less preferred share dividends...................................    1,569
                                                                       --------
   Net earnings attributable to common shares......................... $ 51,154
                                                                       ========
   Security Capital share of net earnings............................. $ 26,738
                                                                       ========

  Presented below is the summary balance sheet information for SC-USREALTY as of December 31, 1997 and 1996 (in thousands):

                                                           1997       1996
                                                        ---------- ----------
   Investments in common shares of real estate
    operating companies, at fair value................. $2,728,054 $1,408,140
   Investment in common shares and debentures of
    Security Captial, at cost..........................    165,000     22,500
   Cash and other assets...............................      8,767     63,617
                                                        ---------- ----------
     Total assets...................................... $2,901,821 $1,494,257
                                                        ========== ==========
   Total liabilities................................... $  143,400 $  175,158
   Total shareholders' equity..........................  2,758,421  1,319,099
                                                        ---------- ----------
   Total liabilities and shareholders' equity.......... $2,901,821 $1,494,257
                                                        ========== ==========

  Presented below is summary earnings information for SC-USREALTY for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                           1997     1996   1995
                                                         -------- -------- ----
   Net investment income................................ $ 60,308 $ 12,939 $ 76
   Realized gains on publicly traded investments........   41,073    3,480  --
   Increase in appreciation on investments..............  264,974  252,294  126
                                                         -------- -------- ----
   Net earnings......................................... $366,355 $268,713 $202
                                                         ======== ======== ====
   Security Capital share of net earnings............... $120,113 $103,170 $ 64
                                                         ======== ======== ====

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Presented below is the summary balance sheet information for SHC as of December 31, 1997 (in thousands):

   Net real estate investments...................................... $  814,489
   Cash and other assets............................................    203,803
                                                                     ----------
     Total assets................................................... $1,018,292
                                                                     ==========
   Total liabilities................................................ $  638,013
   Minority interest................................................    108,030
   Total shareholders' equity.......................................    272,249
                                                                     ----------
     Total liabilities and shareholders' equity..................... $1,018,292
                                                                     ==========

  Presented below is summary earnings information for SHC for the period from inception (March 27, 1997) to December 31, 1997 (in thousands):

   Room revenue and other income..................................... $ 72,000
   Expenses..........................................................   83,513
                                                                      --------
   Net loss before minority interests................................  (11,513)
     Minority interests share of net income..........................    1,063
                                                                      --------
   Net loss.......................................................... $(12,576)
                                                                      ========
   Security Capital share of net loss................................ $ (3,400)
                                                                      ========

  Presented below is the summary balance sheet information for SC-PG as of December 31, 1997 (in thousands):

   Investments in real estate operating companies..................... $521,697
   Cash and other assets..............................................   76,050
                                                                       --------
     Total assets..................................................... $597,747
                                                                       ========
   Total liabilities.................................................. $ 52,836
   Total shareholders' equity.........................................  544,911
                                                                       --------
   Total liabilities and shareholders' equity......................... $597,747
                                                                       ========

  Presented below is summary earnings information for SC-PG for the period from inception (January 23, 1997) to December 31, 1997 (in thousands):

   Net investment income............................................... $ 1,482
   Increase in appreciation on investments.............................  49,866
                                                                        -------
   Net earnings........................................................ $51,348
                                                                        =======
   Security Capital share of net earnings.............................. $ 6,175
                                                                        =======

  SC-PG made its first investment on June 30, 1997.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A condensed consolidating balance sheet of Security Capital as of December 31, 1997 follows (in thousands):

                                                              SC-US AND
                             SECURITY CAPITAL(A) HOMESTEAD(B)  SC-E(B)  CONSOLIDATED(C)
                             ------------------- ------------ --------- ---------------
   Investments, at equity..      $3,030,960        $    --    $    --     $2,658,748
   Net real estate
    investments............             --          715,497        --        709,229
   Investments in publicly
    traded real estate
    securities, at market
    value..................             --              --     113,283       113,283
   Cash and other assets...          69,521          68,452     20,712       132,979
                                 ----------        --------   --------    ----------
     Total assets..........      $3,100,481        $783,949   $133,995    $3,614,239
                                 ==========        ========   ========    ==========
   Long-term debt..........      $  323,024        $301,606   $    --     $  624,630
   Lines of credit.........          76,000          96,808        --        172,808
   Other liabilities.......         148,395          56,604        747       160,793
                                 ----------        --------   --------    ----------
     Total liabilities.....         547,419         455,018        747       958,231
   Minority interests......             --              --         --        107,135
   Shareholders' equity....       2,553,062         328,931    133,248     2,548,873
                                 ----------        --------   --------    ----------
     Total liabilities and
      shareholders'
      equity...............      $3,100,481        $783,949   $133,995    $3,614,239
                                 ==========        ========   ========    ==========

--------
(a) Includes Homestead, SC-US and SC-E on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A condensed consolidated statement of operations for Security Capital for the year ended December 31, 1997 follows (in thousands):

                                                            U.S. AND
                          SECURITY CAPITAL    HOMESTEAD     EUROPEAN
                               GROUP           VILLAGE     REAL ESTATE
                          INCORPORATED(A)  INCORPORATED(B)  SHARES(B)  CONSOLIDATED(C)
                          ---------------- --------------- ----------- ---------------
Equity in earnings of
 investees..............      $198,322         $   --        $   --       $170,576
Room revenue............           --           58,397           --         58,397
Services Division reve-
 nues from related par-
 ties...................       108,945             --            --        105,941
Other income............         6,967           2,021        25,386        32,790
                              --------         -------       -------      --------
                               314,234          60,418        25,386       367,704
                              --------         -------       -------      --------
Rental expenses.........           --           25,089           --         25,089
Services Division ex-
 penses.................        87,190             --            --         87,190
Depreciation and amorti-
 zation.................         4,773          12,130           --         15,319
Interest expense........       102,244           2,190           --        104,434
General, administrative
 and other..............        41,182          15,238           947        54,940
                              --------         -------       -------      --------
                               235,389          54,647           947       286,972
                              --------         -------       -------      --------
Earnings from opera-
 tions..................        78,845           5,771        24,439        80,732
Gain on sale of manage-
 ment companies.........        93,395             --            --         93,395
                              --------         -------       -------      --------
Earning before income
 taxes and minority in-
 terests................       172,240           5,771        24,439       174,127
  Provision for income
   taxes................        56,378             --            --         56,378
  Minority interests....           --              --            --          1,170
                              --------         -------       -------      --------
Net earnings............       115,862           5,771        24,439       116,579
  Less Series A Pre-
   ferred Share divi-
   dends................        10,425             --            --         10,425
                              --------         -------       -------      --------
Net earnings attribut-
 able to common shares..      $105,437         $ 5,771       $24,439      $106,154
                              ========         =======       =======      ========

--------
(a) Includes Homestead, SC-US and SC-E on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) Consolidated amounts include effect of elimination entries.

(3) SERVICES DIVISION

GLOBAL CAPITAL MANAGEMENT GROUP

  The Global Capital Management Group provides oversight, guidance and/or management to various entities which own real estate securities on a strategic, intermediate-term or short-term basis. The customer entities include closed-end and open-end companies, U.S. operating companies and non-U.S. operating companies.

 Operating Advisors

  A Services Division subsidiary domiciled in Luxembourg ("USREALTY Advisor") advises on all investment and operational activities of SC-USREALTY. The USREALTY Advisor is paid an operating advisor fee of 1.25% of SC-USREALTY's average monthly investments at fair value (other than liquid short-term investments and investments in Security Capital). Another Services Division subsidiary, domiciled in Luxembourg, has been formed to serve as the operating advisor to Security Capital Global Realty ("SC-GR"), a Luxembourg corporation which expects to complete its initial offering in March 1998. SC-GR seeks to be the leading publicly traded European real estate company focused on making strategic investments in non-U.S. real

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

estate companies. The operating advisor to SC-GR will be paid an operating advisor fee of 1.25% of SC-GR's average monthly investments at fair value.

 Management Company

  A U.S. subsidiary headquartered in Chicago manages SC-PG, a closed-end company which makes intermediate-term investments in convertible securities issued by real estate companies. This subsidiary also manages SC-US and SC-E, which are open-end mutual funds. The management fees earned by this subsidiary range from 0.85% to 1.00% of assets under management.

FINANCIAL SERVICES GROUP

  Two services division subsidiaries provide capital markets services and accounting and administrative services, respectively, to Security Capital affiliates. These services are provided at negotiated rates, based on market terms. Accounting and administrative services provided focus on centralized services where economies of scale and volume purchasing power are expected to generate cost efficiencies for the Services Division subsidiary relative to its customers.

FORMERLY OWNED REIT MANAGERS AND PROPERTY MANAGERS

  Prior to September 1997, certain Security Capital Services Division subsidiaries, under the terms of separate agreements, managed the operations ("REIT Managers") of various REITs in which the Capital Division is a principal owner, and other subsidiaries ("Property Managers") provided property management services to those REITs. Each REIT Manager was paid a REIT management fee based on a percentage of the REIT's pre-management fee cash flow, after deducting actual and assumed regularly scheduled principal payments for long-term debt and dividends paid on non-convertible preferred shares, as defined in the REIT management agreements. The fee was generally 16% of cash flow, as so defined, of the REIT. Property management fees were at market rates and were paid separately to Security Capital's property management subsidiaries.

  In late January 1997, Security Capital made a proposal to SCI, PTR and ATLANTIC to exchange the REIT and Property Managers for additional shares of the respective REITs (the "Mergers"), resulting in each of the REITs becoming internally managed. Following review and approval by special committees, trustees, directors and shareholders of the participating companies, the transactions closed on September 9, 1997. SCI, PTR and ATLANTIC issued $81,870,626 (3,692,024 shares), $75,838,457 (3,295,533 shares) and $51,754,136
(2,306,591 shares) of their common shares, respectively, in exchange for the respective REIT Managers and Property Managers and operating systems. Security Capital recorded a gain on the sale of the management companies to PTR and SCI totaling $143,293,000. For financial reporting purposes, the gain was reduced by the value ($49,898,000) of the warrants ("Warrants") to purchase Class B Shares issued to PTR and SCI shareholders, as described below, resulting in a net gain of $93,395,000. At the time of the transaction, Security Capital owned 50.3% in ATLANTIC and therefore ATLANTIC was an entity under common control and consequently no gain was recognized on the sale to ATLANTIC. The value ($11,530,000) of the Warrants issued to ATLANTIC's shareholders is included in the basis of Security Capital's investment in ATLANTIC.

  As part of the transactions, Security Capital issued registered Warrants to acquire $250 million of Class B Shares (8,928,572 Warrants) to common and convertible preferred shareholders of SCI, PTR and ATLANTIC, and limited partnership unit holders of SCI as of September 16, 1997. The exercise price of a Warrant is $28 per Class B Share, and the Warrants will expire on September 18, 1998. There were 57,831 Warrants exercised between the issuance date and December 31, 1997. The Warrants are listed on the New York Stock Exchange ("NYSE") under the symbol SCZ WS.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Services Division fees for the years ended December 31, 1997, 1996 and 1995 were earned from the following sources (in thousands):

                                                        1997    1996    1995
                                                      -------- ------- -------
REIT management fees:
  SCI................................................ $ 17,791 $21,472 $14,207
  PTR................................................   13,040  22,191  20,354
  Security Capital Pacific Incorporated..............      --      --      581
  ATLANTIC...........................................    8,548  10,445   6,923
                                                      -------- ------- -------
                                                        39,379  54,108  42,065
                                                      -------- ------- -------
Property management fees:
  SCI................................................   12,370  11,781   5,251
  PTR................................................    7,567  11,466   8,805
  Security Capital Pacific Incorporated..............      --      --      107
  ATLANTIC...........................................    3,848   4,244   3,499
                                                      -------- ------- -------
                                                        23,785  27,491  17,662
                                                      -------- ------- -------
SC-USREALTY advisory fee.............................   24,632   8,041      99
Other advisory fees..................................    1,499     --      --
Security Capital Markets Group Incorporated fees.....   13,397   2,561     --
Administrative Services and Real Estate Research
 fees................................................    6,253     --      --
                                                      -------- ------- -------
  Total Services Division revenues...................  108,945  92,201  59,826
  Less amounts eliminated in consolidation...........    3,004  14,689  10,422
                                                      -------- ------- -------
Consolidated Services Division revenues.............. $105,941 $77,512 $49,404
                                                      ======== ======= =======

  Services Division expenses in the accompanying Consolidated Statements of Operations represent direct operating expenses consisting primarily of payroll, occupancy and related costs.

(4) INDEBTEDNESS

 Lines of Credit:

  At December 31, 1997, Security Capital and its consolidated subsidiary (Homestead), had revolving bank lines of credit. Security Capital has a $400,000,000 revolving line of credit with Wells Fargo Realty Advisors, Incorporated ("Wells Fargo"), as agent for a group of lenders. The line was increased from $300,000,000 to $400,000,000 on July 22, 1997. The agreement is effective through November 15, 1998, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. On February 19, 1998, Security Capital and Wells Fargo signed a letter of agreement to extend the maturity of the line of credit by one year, increase the available borrowings to $600,000,000, and reduce the interest rate to 1.125% over LIBOR (or lower if certain conditions are met) subject to successful syndication. Borrowings bear interest, at Security Capital's option, at either LIBOR plus 1.50% (1.75% prior to August 19, 1996) or a base rate (defined as the higher of Wells Fargo prime rate or the Federal Funds plus .50%) with interest payable monthly in arrears. Commitment fees range from 0.125% to 0.25% per annum based on the average unfunded line of credit balance (such fees were 0.125% on all unfunded balances prior to October, 1996). Security Capital's line is secured by its holdings in SCI, PTR, ATLANTIC, SC-USREALTY and Homestead.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 The Security Capital line of credit is a primary obligation of SC Realty. Security Capital guarantees the line. SC Realty is a legal entity which is separate and distinct from Security Capital and its affiliates, and has separate assets, liabilities, business functions and operations.

  Dividends, redemptions, repurchases of stock, or other payments or transfers in respect of such stock are limited to 95% of Security Capital's cash flow available for distribution if no event of default has occurred and is continuing. During default, no such payments other than mandatory interest on subordinated debentures may be made. Additionally, dividends, redemptions, repurchases of stock, or other payments or transfers in respect of such stock are limited to 100% of SC Realty's cash flow available for distribution if no event of default has occurred and is continuing. During default, no such payments may be made.

  On May 6, 1997, Homestead entered into a secured revolving line of credit facility with Commerzbank AG, as agent and lender ("CAG"), which provided for borrowings of up to $50,000,000, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 2.5% per annum, and an unfunded commitment fee of 0.325%. On August 25, 1997, Homestead amended the line of credit agreement to provide for borrowings of up to $100,000,000, subject to collateral requirements, and to lower the interest rate to the Eurodollar rate plus 1.9% per annum. Additionally, the unfunded commitment fee was amended to 0.25% if the average unfunded balance is greater than $50,000,000 or 0.325% if the average unfunded balances is $50,000,000 or less. The revolving line of credit matures May 5, 1998, and may be extended with the approval of CAG.

  On November 25, 1997, Homestead obtained a $50,000,000 interim credit agreement with CAG which provided for borrowings, at Homestead's option, at either the Eurodollar rate plus 2.625% or at a base rate (the higher of 1/2 of 1% in excess of the federal funds rate or the prime rate) plus 1%. Borrowings and all accrued interest under this agreement were repaid in January, 1998. Upon repayment of the interim borrowings, no further commitment was available under this agreement. During the term of this interim credit agreement, borrowings under Homestead's $100,000,000 secured revolving credit agreement with CAG were limited to $50,000,000.

  Each line requires maintenance of certain financial covenants. Security Capital, SC Realty and Homestead were in compliance with all such covenants at December 31, 1997.

  A summary of the lines of credit borrowings as of and for the years ended December 31, 1997 and 1996 is as follows (dollar amounts in thousands):

                                                                1997     1996
                                                              -------- --------
      Total lines of credit.................................. $500,000 $300,000
      Borrowings outstanding at December 31.................. $172,808 $ 34,000
      Weighted average daily borrowings...................... $ 74,357 $ 64,366
      Maximum borrowings outstanding at any month end........ $188,500 $127,000
      Weighted average daily interest rate...................    7.31%    7.19%
      Weighted average interest rate as of December 31.......    7.90%    7.59%

 Mortgage Notes Payable:

  At December 31, 1997, Homestead owed convertible mortgage notes to PTR of $208,093,000 and $93,513,000 to ATLANTIC. At December 31, 1997, Homestead had a remaining funding commitment of $11,895,000 from PTR and $5,119,000 from ATLANTIC.

  Homestead issued warrants to PTR and ATLANTIC in exchange for entering into the funding commitment agreements (Note 2). The costs associated with the issuance of the warrants have been recorded as deferred financing costs and are amortized to interest expense over the term of the notes using the effective interest

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

method. The effective interest rate on the PTR and ATLANTIC convertible mortgage notes payable, after giving effect to the related discount and premium conversion feature and warrants, is estimated to be 13.56% and 9.05%, respectively.

  As of April 1, 1997, the mortgage notes are convertible, at the option of PTR and ATLANTIC, into common shares of Homestead common stock. The conversion price is equal to one share of common stock for every $11.50 of principal amount outstanding. The value of the conversion feature, representing the difference between the conversion price per share and the value per share of Homestead stock established in the Mergers, is amortized as an increase to interest expense.

 Convertible Debt:

  Security Capital's 2014 Convertible Debentures were called for redemption on September 29, 1997. The principal amount outstanding totaled none at December 31, 1997 and $713,677,000 at December 31, 1996. A total of $8,900 of 2014
Convertible Debentures were redeemed on December 1, 1997, at a redemption price of $1,000 per $1,000 principal amount of 2014 Convertible Debentures plus accrued and unpaid interest through December 1, 1997.

  In lieu of redemption, substantially all 2014 Convertible Debenture holders elected to convert their debentures into shares of Security Capital's Class A common stock, par value $.01 per share ("Class A Shares"), at the conversion price of $1,046 per share, beginning October 10, 1997, and until the close of business November 28, 1997. On conversion of the 2014 Convertible Debentures, any accrued and unpaid deferred interest was deemed to be paid in full upon delivery of the Class A Shares to the debenture holder. A total of $715,830,000 principal amount of 2014 Convertible Debentures was converted into 684,349 Class A Shares. The principal amount of the converted debentures ($715,830,000) plus the unpaid deferred interest ($41,924,000) has been recorded as an addition to shareholder's equity.

  In addition, the Board of Directors approved a payment of deferred interest ($37,535,000) to holders of 2014 Convertible Debentures of record as of October 8, 1997. The payment was made October 9, 1997. The payment equals a semi-annual payment of interest at a 10.535% annualized rate earlier approved by the Board for 1997.

  Security Capital's 2016 Convertible Debentures totaling $323,024,000 at December 31, 1997 and $226,520,000 at December 31, 1996 accrue interest at 6.5% per annum and require semi-annual interest payments on the last business day of each June and December.

  The 2016 Convertible Debentures are convertible into Class A Shares at $1,153.90 per share, at the option of the holder any time after September 18, 1998, or, if earlier, upon the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, upon not less than 60 days nor more than 90 days' prior written notice to the holders. The redemption price is par plus any accrued and unpaid interest to the redemption date.

(5) SHAREHOLDERS' EQUITY

  On April 17, 1997, Security Capital shareholders approved an amended and restated charter which created Class A Shares and Class B Shares. All outstanding common shares as of April 18, 1997 were automatically reclassified as Class A Shares. The rights of holders of Class A Shares and Class B Shares differ as follows: the holders of Class A Shares are entitled to one vote, while the holders of Class B Shares are entitled to one two-hundredth ( 1/200th) of a vote, for each share held of record on all matters submitted to a vote of shareholders; and

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

holders of Class B Shares are entitled to receive dividends and distributions (including liquidating distributions) equal to one-fiftieth ( 1/50th) of the amount per share for each Class A Share. As of January 1, 1998, at the option of the holder, each Class A Share can be converted into 50 Class B Shares. Class B Shares are not convertible into Class A Shares.

  Included in general, administrative and other expenses for the year ended December 31, 1997, is a $6.6 million charge associated with an exchange of Class A Shares for shares of a corporate entity (SCGPB Incorporated) owned by Security Capital's chairman, whole sole assets were warrants and options to purchase Class A Shares. The above-described charge represents the value applicable to the holders' ability to defer exercising the warrants and options until 2002 in accordance with their terms.

 Initial Public Offering:

  On September 23, 1997, Security Capital completed an initial offering of 22,569,710 Class B Shares at an average net price of $27.69 per share. The proceeds from the sale of these shares, net of underwriters' commission and other expenses, were approximately $591,666,000. The proceeds were used for the repayment of outstanding bank indebtedness, investment in new businesses and for general corporate purposes. SC-USREALTY purchased 1,964,286 shares in the offering without payment of any underwriters' commission.

 Completed Capital Offerings:

  Security Capital received subscriptions from its March 1996 private placement offerings of securities totaling $787,097,000. Such subscriptions consist of Series A Preferred Shares of $139,000,000, common shares of $323,048,500, and 2016 Convertible Debentures of $323,048,500. All
subscriptions were funded as of March 31, 1997. Included in the fundings was $110,000,000 received from SC-USREALTY.

 Series A Preferred Shares:

  On April 1, 1996 Security Capital issued 139,000 Series A Preferred Shares. The Series A Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $139,000,000 plus any accrued but unpaid dividends. The holder of the Series A Preferred Shares is entitled to voting rights, equal to the number of Class B Shares into which the Series A Preferred Shares are convertible, on matters of amendments of Security Capital's Articles of Incorporation and merger of Security Capital, or sale of substantially all assets or liquidation or dissolution, and one-half of such number of Class B Shares on other matters submitted to a vote of the common shareholders. Each Series A Preferred Share is convertible, at the option of the holder at any time, into 0.76184 Class A Shares (a conversion price of $1,312.61 per share). In February 1998, the holder of the Series A Preferred Shares agreed upon conversion to convert its Series A Preferred Shares directly into Class B Shares and to vote its Series A Preferred Shares on an as converted basis in Class B Shares. Holders of the Series A Preferred Shares will be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash distributions at the rate of 7.5% of the liquidation preference per annum (equivalent to $75.00 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A Preferred Shares are redeemable, at the option of Security Capital, after March 31, 1999.

  Participants in Security Capital's Debenture Interest Reinvestment Plans may reinvest the cash portion of their interest payments applicable to Security Capital's 2016 Convertible Debentures, and 2014 Convertible Debentures (through June 30, 1997), in Class A Shares at the fair value per share determined as of the prior quarter end date. As of December 31, 1997, 15,636 Class A Shares have been reserved for issuance under the plan applicable to the 2016 Convertible Debentures.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(6) STOCK OPTION PLANS AND WARRANTS

  Security Capital has stock option plans for directors, officers and key employees which provide for grants of non-qualified and incentive options. Prior to 1996, all options and warrants were issued in units consisting of Class A Shares and 2014 Convertible Debentures. In 1996, most option grants were for Class A Shares only. Concurrent with the conversion of the 2014 Convertible Debentures (see note 4), all option grants that had been issued in units of Class A Shares and 2014 Convertible Debentures were modified so that they are exercisable only for Class A Shares. Under all plans, the option exercise price equals the fair value of the stock or stock and debentures, as applicable, as of the date of grant. Vesting of the options commences no more than three years from grant date and options are fully vested no more than six years from grant date. Options expire ten years from date of grant. As of December 31, 1997, options to purchase 15,287 Class A Shares are available for issue.

  Security Capital has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the option plans. As permitted by Statement 123, Security Capital has applied its provisions to options granted subsequent to December 31, 1994. Since the Statement 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of such costs to be expected in future years. The pro forma effect of Statement 123 is summarized as follows (in thousands, except share data):

                                                     1997    1996     1995
                                                   -------- ------- ---------
   Net earnings (loss)--as reported............... $106,154 $32,067 $(201,634)
   Net earnings (loss)--pro forma................. $102,435 $28,837 $(203,284)
   Basic earnings (loss) per share--as reported... $   1.39 $  0.61 $   (4.50)
   Basic earnings (loss) per share--pro forma..... $   1.34 $  0.54 $   (4.53)
   Diluted earnings (loss) per share--as
    reported...................................... $   1.28 $  0.57 $   (4.50)
   Diluted earnings (loss) per share--pro forma... $   1.21 $  0.51 $   (4.53)

  Pro forma net earnings for 1997 include a deferred tax benefit of $4,630,000. There was no such tax benefit for 1996 or 1995.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 5.87%, 6.32% and 6.26%; expected lives of seven years; expected dividends--none; and expected volatility of 22% for 1997 and 20% for 1996 and 1995.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  A summary of the status of Security Capital's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the following table:

                                COMMON STOCK     2014 CONVERTIBLE DEBENTURES
                              ------------------ ---------------------------------
                              CLASS A  WTD. AVG.                    CONVERSION
                              SHARES   EX. PRICE     AMOUNT            PRICE
                              -------  --------- ----------------  ---------------
   Outstanding at December
    31, 1994................   17,740   $  242   $     12,957,190    $     1,046
     Granted--GROUP merger..   58,772      203         29,298,305          1,046
     Other grants...........   24,141      948         16,597,259          1,043
     Exercised..............     (538)     213           (174,682)         1,046
     Forfeited..............     (879)     213           (461,286)         1,046
                              -------            ----------------
   Outstanding at December
    31, 1995................   99,236      384         58,216,786          1,045
                              -------            ----------------
     Granted................   47,982    1,132          2,099,880          1,133
     Exercised..............   (5,353)     217         (2,659,650)         1,046
     Forfeited..............   (1,551)     785           (917,342)         1,045
                              -------            ----------------
   Outstanding at December
    31, 1996................  140,314      639         56,739,674    $     1,048
                              -------            ----------------    ===========
     Converted to common
      stock.................   54,144                 (56,739,674)
     Granted................   53,035    1,476
     Acquisition of SCGPB
      Incorporated
      (see note 5)..........  (23,836)     475
     Exercised..............   (7,472)     684
     Forfeited..............   (8,228)     944
                              -------   ------   ----------------
   Outstanding at December
    31, 1997................  207,957   $  966   $            --
                              =======   ======   ================

  The following table summarizes information about options outstanding at December 31, 1997:

                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
   -----------------------------------------------------------------------------------
                                            WTD. AVG.
                                            REMAINING  WTD. AVG.             WTD. AVG.
       RANGE OF EXERCISE         NUMBER    CONTRACTUAL EXERCISE    NUMBER    EXERCISE
   PRICES FOR CLASS A SHARES   OUTSTANDING    LIFE       PRICE   EXERCISABLE   PRICE
   -------------------------   ----------- ----------- --------- ----------- ---------
     $    477-580                 77,088    5.0 years   $  519     58,041     $  541
     $        985                 30,444    7.5 years   $  985        --         n/a
     $1,066-1,600                100,425    9.5 years   $1,340      1,125     $1,066
                                 -------                           ------
                                 207,957                           59,166
                                 =======                           ======

  The weighted-average fair value per share of options granted during 1997, 1996 and 1995 was $567, $447 and $368, respectively.

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) LEASES

  Minimum future rental payments due under non-cancelable operating leases, principally for office space and equipment, having remaining terms in excess of one year as of December 31, 1997 are as follows (in thousands):

      YEAR ENDED DECEMBER 31,                                           AMOUNT
      -----------------------                                           -------
      1998............................................................. $ 3,108
      1999.............................................................   3,264
      2000.............................................................   3,275
      2001.............................................................   3,046
      2002.............................................................   2,058
      Thereafter.......................................................   2,322
                                                                        -------
                                                                        $17,073
                                                                        =======

  Lease expense for the years ended December 31, 1997, 1996 and 1995 was $3,550,000, $3,659,000 and $2,692,000, respectively, including $1,445,000,
$1,390,000 and $813,000 in 1997, 1996 and 1995, respectively, paid to SCI.
Included above are lease agreements with SCI with total remaining obligations of $5,370,000.

(8) INCOME TAXES

  Security Capital accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS No. 109). Security Capital files a consolidated federal income tax return. Homestead also accounts for income taxes under SFAS No. 109 and its tax effects are included in Security Capital's consolidated financial statements. Homestead files a separate Federal income tax return. SC-US and SC-E have complied with the provisions of the Internal Revenue Code available to regulated investment companies and intend to distribute investment company net taxable income and net capital gains to shareholders. Therefore, no provision for federal income taxes has been made in Security Capital's consolidated financial statements for SC-US or SC-E.

  Federal income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of deferred tax provisions of $56,378,000, $30,872,000 and none, respectively.

  A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 35% in 1997, 1996 and 1995 to the amount recorded in the consolidated financial statements is as follows (in thousands):

                                                    1997     1996      1995
                                                  --------  -------  --------
   Computed expected provision/(benefit)......... $ 60,944  $29,445  $(68,904)
   Increases (decreases) resulting from:
     Minority interest...........................     (410)  (4,840)   (1,667)
     Change in valuation allowance...............  (21,375)  (2,674)   15,315
     Costs incurred in acquiring Services
      Division...................................      --       --     55,455
     Issuance of shares to SCGPB Incorporated....    2,310      --        --
     Non-deductible warrant issuance.............   17,464      --        --
     Net deferred tax assets in consolidated
      subsidiaries...............................     (814)  10,824       --
     Other.......................................   (1,741)  (1,883)     (199)
                                                  --------  -------  --------
                                                  $ 56,378  $30,872  $    --
                                                  ========  =======  ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Security Capital had tax net operating loss carryforwards of approximately $61,000,000 at December 31, 1997 and 1996. If not previously utilized, the loss carryforwards will expire beginning 2205 through 2010. Utilization of existing net operating loss carryforwards is limited by IRC Section 382 (limitation on net operating loss carryforwards following ownership change) and the Separate Return Limitation Year (SRLY) rules.

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows (in thousands):

                                                             1997      1996
                                                           --------  --------
   Deferred tax assets:
     Security Capital's net operating loss carryforwards
      (NOL)............................................... $ 21,490  $ 21,375
     Homestead's NOL's....................................    6,819     1,112
     Loan costs...........................................   12,708     3,547
     Mortgages and other liabilities......................    2,886       --
                                                           --------  --------
     Gross deferred tax assets............................   43,903    26,034
     Homestead valuation allowance........................  (15,536)   (4,659)
     Security Capital valuation allowance.................      --    (21,375)
                                                           --------  --------
     Gross deferred tax assets, net of valuation
      allowances..........................................   28,367       --
                                                           --------  --------
   Deferred tax liabilities:
     Investments in equity method operating companies.....  108,740    30,872
     Depreciable assets...................................    6,877       --
                                                           --------  --------
     Net deferred tax liability........................... $ 87,250  $ 30,872
                                                           ========  ========

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per share amounts) for 1997 and 1996 are as summarized below. Net earnings (loss) per share for each period presented have been restated to conform with the requirements of SFAS No. 128. The sum of the quarterly earnings (loss) per Class B Share amounts may not equal the annual earnings per Class B Share amounts due to the impact of equity issuances.

                                      THREE MONTHS ENDED
                           -------------------------------------------
                           MARCH 31  JUNE 30  SEPTEMBER 30 DECEMBER 31  TOTAL
                           --------  -------  ------------ ----------- --------
1997:
Revenues.................  $84,170   $94,541    $ 93,193    $ 95,800   $367,704
Earnings from opera-
 tions...................  $19,384   $15,837    $  2,736    $ 42,775   $ 80,732
Net earnings (loss)......  $ 3,349   $  (981)   $ 47,926    $ 55,860   $106,154
Basic earnings (loss) per
 Class B Share...........  $  0.05   $ (0.02)   $   0.71    $   0.50   $   1.39
Diluted earnings (loss)
 per Class B Share.......  $  0.05   $ (0.02)   $   0.55    $   0.45   $   1.28
1996:
Revenues.................  $61,539   $78,049    $105,455    $153,079   $398,122
Earnings (loss) from op-
 erations................  $(7,963)  $ 7,781    $ 27,780    $ 56,530   $ 84,128
Net earnings (loss)......  $(9,854)  $(1,008)   $ 10,908    $ 32,021   $ 32,067
Basic earnings (loss) per
 Class B Share...........  $ (0.20)  $ (0.02)   $   0.20    $   0.57   $   0.61
Diluted earnings (loss)
 per Class B Share.......  $ (0.20)  $ (0.02)   $   0.19    $   0.53   $   0.57

  Net earnings for the three months ended December 31, 1997 include the effect of reversing the valuation allowance ($21,375) applicable to Security Capital's net operating loss carryforwards (see note 8).

                      SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(10) COMMITMENTS AND CONTINGENCIES

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

  At December 31, 1997, Homestead had approximately $241,500,000 of unfunded commitments for developments under construction.

(11) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 1997 and 1996 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of those dates because the interest rates fluctuate based on published market rates.

  PTR's and ATLANTIC's convertible mortgage notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding. The fair value of the convertible mortgage notes (assuming conversion), based upon the trading price of Homestead's common stock on the American Stock Exchange at December 31, 1997, was $395,038,000.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        BALANCE SHEETS (UNCONSOLIDATED)
                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                           1997        1996
                                                        ----------  ----------
                        ASSETS
Investments in and advances to subsidiaries............ $2,841,305  $1,882,028
Cash and cash equivalents..............................        802       7,876
Other assets...........................................     39,689      18,464
                                                        ----------  ----------
Total assets........................................... $2,881,796  $1,908,368
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Convertible debt..................................... $  323,024  $  940,197
  Accrued interest on convertible debt.................        --       42,450
  Accounts payable and accrued expenses................      9,899       7,019
                                                        ----------  ----------
Total liabilities......................................    332,923     989,666
                                                        ----------  ----------
SHAREHOLDERS' EQUITY:
  Class A Shares, $.01 par value; 20,000,000 shares
   authorized, 2,045,601 and 1,209,009 shares issued
   and outstanding in 1997 and 1996, respectively......         20          12
  Class B Shares, $.01 par value 229,861,000 shares
   authorized; 22,627,541 shares issued and
   outstanding.........................................        226         --
  Series A Preferred Shares, $.01 par value; 139,000
   shares issued and outstanding in 1997 and 1996;
   stated liquidation preference of $1,000 per share...    139,000     139,000
  Additional paid-in capital...........................  2,509,175     985,392
  Accumulated deficit..................................    (99,548)   (205,702)
                                                        ----------  ----------
Total shareholders' equity.............................  2,548,873     918,702
                                                        ----------  ----------
Total liabilities and shareholders' equity............. $2,881,796  $1,908,368
                                                        ==========  ==========


     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   STATEMENTS OF OPERATIONS (UNCONSOLIDATED)
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996     1995
                                                   -------- -------- ---------
INCOME:
  Equity in earnings of subsidiaries.............. $172,145 $136,943 $  42,365
  Interest and other income.......................    6,905    7,384     3,631
                                                   -------- -------- ---------
                                                    179,050  144,327    45,996
                                                   -------- -------- ---------
EXPENSES:
  Interest expense--convertible debt..............   94,749   93,912    78,785
  Interest expense--line of credit................      --       --      1,374
  General, administrative and other...............   33,830   10,529     9,027
  Costs incurred in acquiring Services Division
   from related party.............................      --       --    158,444
                                                   -------- -------- ---------
                                                    128,579  104,441   247,630
                                                   -------- -------- ---------
Earnings (loss) from operations...................   50,471   39,886  (201,634)
Gain on sale of management companies..............   93,395      --        --
                                                   -------- -------- ---------
Earnings (loss) before income taxes...............  143,866   39,886  (201,634)
Provision for deferred income taxes...............   27,287      --        --
                                                   -------- -------- ---------
Net earnings (loss)...............................  116,579   39,886  (201,634)
Less Series A Preferred Share dividends...........   10,425    7,819       --
                                                   -------- -------- ---------
Net earnings (loss) attributable to common
 shares........................................... $106,154 $ 32,067 $(201,634)
                                                   ======== ======== =========



     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OR REGISTRANT

                   STATEMENTS OF CASH FLOWS (UNCONSOLIDATED)
                                 (IN THOUSANDS)

                                                YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1997       1996       1995
                                              ---------  ---------  ---------
OPERATING ACTIVITIES:
Net earnings (loss).......................... $ 116,579  $  39,886  $(201,634)
Adjustments to reconcile net earnings (loss)
 to cash flows provided by operating
 activities:
  Equity in earnings of subsidiaries.........  (172,145)  (136,943)   (42,635)
  Distributions from subsidiaries............    65,739     51,964     47,500
  Provisions for deferred income taxes.......    27,287        --         --
  Gain on sale of management companies.......   (93,395)       --         --
  Costs incurred in acquiring Services Divi-
   sion......................................       --         --     158,444
Decrease (increase) in other assets..........     2,575     (6,765)    (3,388)
Increase (decrease) in accrued interest on
 convertible debt............................      (527)    17,927     18,195
Increase (decrease) in accounts payable and
 accrued expenses............................     2,880      5,269     (5,010)
                                              ---------  ---------  ---------
    Net cash flows used in operating activi-
     ties....................................   (51,007)   (28,662)   (28,528)
                                              ---------  ---------  ---------
INVESTING ACTIVITIES:
  Investments in and advances to subsidiar-
   ies.......................................  (733,486)  (535,510)  (238,683)
  Other......................................    (2,309)      (350)     5,166
                                              ---------  ---------  ---------
    Net cash flows used in investing activi-
     ties....................................  (735,795)  (535,860)  (233,517)
                                              ---------  ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of convertible
   debt......................................    98,729    229,426    184,990
  Proceeds from sale of common shares, net of
   expenses..................................   692,877    230,579    218,786
  Payments on line of credit.................       --         --    (141,425)
  Proceeds from sale of Series A Preferred
   Shares....................................       --     139,000        --
  Repurchase of common shares................    (1,834)   (11,483)      (375)
  Retirement of convertible debt.............       (72)    (7,840)      (194)
  Preferred dividends paid...................   (10,425)    (7,819)       --
  Other......................................       453        --         --
                                              ---------  ---------  ---------
    Net cash flows provided by financing ac-
     tivities................................   779,728    571,863    261,782
                                              ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................    (7,074)     7,341       (263)
Cash and cash equivalents, beginning of
 year........................................     7,876        535        798
                                              ---------  ---------  ---------
Cash and cash equivalents, end of year....... $     802  $   7,876  $     535
                                              =========  =========  =========

     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   STATEMENTS OF CASH FLOWS (UNCONSOLIDATED)
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996    1995
                                                    --------  ------ ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to acquire SCGPB Incorporated.......  $  6,600  $  --  $     --
                                                    ========  ====== =========
Shares received from PTR in exchange for
 management companies.............................  $ 75,838  $  --  $     --
                                                    ========  ====== =========
Shares received from SCI in exchange for
 management companies.............................  $ 81,871  $  --  $     --
                                                    ========  ====== =========
Issuance of Warrants to ATLANTIC shareholders.....  $ 11,530  $  --  $     --
                                                    ========  ====== =========
Issuance of common shares under debenture interest
 reinvestment plans...............................  $  6,964  $5,516 $     --
                                                    ========  ====== =========
Conversion of 2014 Debentures.....................  $757,754  $  --  $     --
                                                    ========  ====== =========
Contribution of shares to SC Realty:
  Security Capital Industrial Trust...............  $ 81,871  $  --  $     --
  Security Capital Pacific Trust..................    75,838     --        --
  Security Capital Atlantic Incorporated..........    13,655     --        --
                                                    --------  ------ ---------
                                                     171,364     --        --
  Less deferred income taxes......................   (48,777)    --        --
                                                    --------  ------ ---------
                                                    $122,587  $  --  $     --
                                                    ========  ====== =========
  Security Capital U.S. Real Estate Shares
   Incorporated...................................  $  9,927  $  --  $     --
                                                    ========  ====== =========
  Homestead Village Incorporated..................  $    748  $  --  $     --
                                                    ========  ====== =========
Contribution of Belmont note receivable to SC
 Realty...........................................  $  9,453  $  --  $     --
                                                    ========  ====== =========
Purchase of GROUP on January 1, 1995:
  Fair value of identifiable assets acquired, net
   of cash........................................  $    --   $  --  $  86,476
  Costs incurred in acquiring Services Division...       --      --    158,444
  Liabilities assumed.............................       --      --    (16,152)
  Securities issued...............................       --      --   (233,708)
  Net cash acquired...............................       --      --      4,940
                                                    --------  ------ ---------
                                                    $    --   $  --  $     --
                                                    ========  ====== =========
Exchange of 7.25% and 7.0% convertible notes:
  Issuance of securities to convertible note
   holders:
    Convertible subordinated debentures...........  $    --   $  --  $  32,947
    Common shares, including value attributable to
     induced conversion...........................       --      --     26,644
  Retirement of 7.25% and 7.0% convertible notes..       --      --    (53,201)
  Loss on exchange of convertible notes...........       --      --     (5,650)
  Reduction in interest accrued on convertible
   notes..........................................       --      --       (740)
                                                    --------  ------ ---------
                                                    $    --   $  --  $     --
                                                    ========  ====== =========
Formation of SC Realty Incorporated:
  Deferred loan fees assumed by SC Realty.........  $    --   $  --  $   3,446
                                                    ========  ====== =========
  Line of credit assumed by SC Realty.............  $    --   $  --  $ (17,100)
                                                    ========  ====== =========

     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           NOTES TO CONDENSED FINANCIAL STATEMENTS (UNCONSOLIDATED)

1. INVESTMENTS IN SUBSIDIARIES

  Security Capital has investments in SC Realty Incorporated ("SC Realty") and a Services Division. SC Realty and the entities that comprise the Services Division are wholly owned subsidiaries of Security Capital.

  SC Realty commenced operations February 17, 1995 when Security Capital contributed its investments in Security Capital Industrial Trust, Security Capital Pacific Trust, Security Capital Pacific Incorporated and Security Capital Atlantic Incorporated. At December 31, 1997, SC Realty holds interests in the above-mentioned companies as well as Security Capital U.S. Realty, Homestead Village Incorporated. Strategic Hotel Capital Incorporated, Security Capital U.S. Real Estate Shares Incorporated, Security Capital European Real Estate Shares Incorporated and Security Capital Preferred Growth Incorporated. The Services Division provides research, operational and capital deployment oversight, capital management, capital markets, accounting and administrative services for the companies in which SC Realty has invested. As described in note 1 to Security Capital's consolidated financial statements, the Services Division companies were acquired January 1, 1995.

  Dividends from consolidated subsidiaries amounted to $65,739,000, $51,964,000 and $47,500,000 during 1997, 1996 and 1995, respectively.

  Effective February 17, 1995, SC Realty became the primary obligor under Security Capital's revolving bank line of credit. The line is guaranteed by Security Capital and it contains financial covenants that are applicable to both SC Realty and Security Capital. The line of credit agreement generally requires some or all of the following: minimum net worth, liabilities to net worth, specified interest coverage ratios and limitations on the amount available for dividends. At December 31, 1997, SC Realty's net assets were approximately $2.8 billion substantially all of which were restricted and unavailable for dividends.

  The SC Realty line of credit agreement provides for loans of up to $50,000,000 to Security Capital. Any unpaid principal amounts are due thirty days after written notice from SC Realty. Interest on unpaid principal amounts is payable monthly at the rate per annum equal to the average interest rate paid by SC Realty under the terms of the credit agreement. If SC Realty had no borrowings outstanding under the credit agreement, then interest would be computed using the "base rate" (defined as the higher of the Wells Fargo prime rate or the Federal Funds Rate plus .50%). At December 31, 1997 and 1996, Security Capital had no outstanding loans payable to SC Realty. Interest expense on loans from SC Realty during 1997 and 1996 was approximately $361,000 and $369,000, respectively, and is included in general, administrative and other expenses in the accompanying condensed Statements of Operations.

2. INCOME TAXES

  Security Capital files a consolidated Federal income tax return which includes SC Realty and the Services Division companies. At December 31, 1997 and 1996, Security Capital's consolidated net operating loss ("NOL") carryforwards amounted to approximately $61,000,000. Security Capital's income tax expense ($27,287,000) in 1997 is comprised of $48,777,000 of deferred tax expense applicable to the gain on sale of the management companies offset by the effect of the deferred tax asset ($21,490,000) applicable to Security Capital's NOL carryforwards. In 1997 and 1996 a deferred tax liability was recorded by SC Realty applicable to its equity method investments. Accordingly, Security Capital's equity in earnings of SC Realty for 1997 and 1996 has been reduced by deferred income tax expense of $29,091,000 and $30,872,000, respectively.

3. RECLASSIFICATIONS

  Certain amounts in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have audited the financial statements of SECURITY CAPITAL PACIFIC TRUST as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
January 31, 1998, except as to Note 13 which is as of March 6, 1998

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                        ASSETS                             1997        1996
                        ------                          ----------  ----------
Real estate............................................ $2,604,919  $2,153,363
Less accumulated depreciation..........................    129,718      97,574
                                                        ----------  ----------
                                                         2,475,201   2,055,789
Homestead Notes........................................    272,556     176,304
Other mortgage notes receivable........................     12,682      13,525
                                                        ----------  ----------
    Net investments....................................  2,760,439   2,245,618
Cash and cash equivalents..............................      4,927       5,643
Accounts receivable and accrued interest...............     11,544       4,157
Other assets...........................................     28,776      27,014
                                                        ----------  ----------
    Total assets....................................... $2,805,686  $2,282,432
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Credit facilities.................................... $  231,500  $  110,200
  Long-Term Debt.......................................    630,000     580,000
  Mortgages payable....................................    265,652     217,188
  Distributions payable................................     31,495      24,537
  Accounts payable.....................................     35,352      22,782
  Accrued expenses and other liabilities...............     71,251      60,217
                                                        ----------  ----------
    Total liabilities..................................  1,265,250   1,014,924
                                                        ----------  ----------
Shareholders' equity:
  Series A Preferred Shares (5,408,393 convertible
   shares in 1997 and 6,494,967 in 1996; stated
   liquidation preference of $25 per share)............    135,210     162,374
  Series B Preferred Shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share).....    105,000     105,000
  Common Shares (shares issued-92,633,724 in 1997 and
   75,510,986 in 1996).................................     92,634      75,511
  Additional paid-in capital...........................  1,268,741     918,434
  Employee share purchase notes........................    (17,238)        --
  Unrealized holding gain on Homestead Notes...........     83,794      74,923
  Distributions in excess of net earnings..............   (127,705)    (68,734)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,540,436   1,267,508
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,805,686  $2,282,432
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
Revenues:
  Rental revenues...................................  $335,060 $322,046 $262,473
  Interest income on Homestead Notes................    16,687    2,035      --
  Other income......................................     3,915    2,165    2,400
                                                      -------- -------- --------
                                                       355,662  326,246  264,873
                                                      -------- -------- --------
Expenses:
  Rental expenses...................................    87,220   88,474   73,061
  Real estate taxes.................................    27,386   26,962   21,326
  Property management fees:
    Paid to affiliate...............................     7,642   11,610    8,912
    Paid to third parties...........................       803    1,076      747
  Depreciation on real estate investments...........    52,893   44,887   36,685
  Interest..........................................    61,153   35,288   19,584
  REIT management fee paid to affiliate.............    13,040   22,191   20,354
  General and administrative........................     4,036    1,077      952
  Administrative services provided by an affiliate..     1,274      --       --
  Costs incurred in acquiring Management Companies
   from an affiliate................................    71,707      --       --
  Other.............................................     3,822      592    1,556
                                                      -------- -------- --------
                                                       330,976  232,157  183,177
                                                      -------- -------- --------
Earnings from operations............................    24,686   94,089   81,696
  Gain on dispositions of investments, net..........    48,232   37,492    2,623
                                                      -------- -------- --------
Net earnings before extraordinary item..............    72,918  131,581   84,319
  Less extraordinary item-loss on early
   extinguishment of debt...........................       --       870      --
                                                      -------- -------- --------
Net earnings........................................    72,918  130,711   84,319
Less Preferred Share dividends......................    19,384   24,167   21,823
                                                      -------- -------- --------
  Net earnings attributable to Common Shares........  $ 53,534 $106,544 $ 62,496
                                                      ======== ======== ========
Weighted-average Common Shares outstanding (Basic)..    81,870   73,057   67,052
                                                      -------- -------- --------
Weighted-average Common Shares outstanding
 (Diluted)..........................................    90,230   84,340   78,315
                                                      -------- -------- --------
Net earnings and distributions paid per Common
 Share:
  Basic.............................................  $   0.65 $   1.46 $   0.93
                                                      ======== ======== ========
  Diluted...........................................  $   0.65 $   1.44 $   0.93
                                                      ======== ======== ========
  Distributions paid................................  $   1.30 $   1.24 $   1.15
                                                      ======== ======== ========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                        SERIES A    SERIES B                                   UNREALIZED
                        PREFERRED   PREFERRED   COMMON                          HOLDING
                        SHARES AT   SHARES AT   SHARES               EMPLOYEE    GAINS
                        AGGREGATE   AGGREGATE     AT     ADDITIONAL   SHARE        ON     DISTRIBUTIONS
                       LIQUIDATION LIQUIDATION   PAR      PAID-IN    PURCHASE  HOMESTEAD  IN EXCESS OF  TREASURY
                       PREFERENCE  PREFERENCE   VALUE     CAPITAL     NOTES      NOTES    NET EARNINGS   SHARES     TOTAL
                       ----------- ----------- --------  ----------  --------  ---------- ------------- --------  ----------
Balances at December
 31, 1994............   $230,000    $    --    $ 50,621  $  622,161       --        --      $ (60,211)  $(1,929)  $  840,642
 Net earnings........        --          --         --          --        --        --         84,319       --        84,319
 Preferred Share
  dividends paid.....        --          --         --          --        --        --        (21,823)      --       (21,823)
 Common Share
  distributions......        --          --         --          --        --        --        (84,735)      --       (84,735)
 Issuance of shares,
  net of expenses....        --      105,000     21,694     329,591       --        --            --        --       456,285
 Dividend
  Reinvestment and
  Share
  Purchase Plan,
  net................        --          --          61         927       --        --            --        --           988
 Cost of treasury
  shares purchased...        --          --         --          --        --        --            --         (8)          (8)
                        --------    --------   --------  ----------  --------   -------     ---------   -------   ----------
Balances at December
 31, 1995............    230,000     105,000     72,376     952,679       --        --        (82,450)   (1,937)   1,275,668
 Comprehensive
  income:
 Net Earnings........        --          --         --          --        --        --        130,711       --       130,711
 Preferred Share
  dividends paid.....        --          --         --          --        --        --        (24,167)      --       (24,167)
 Other comprehensive
  income-- unrealized
  holding gain on
  Homestead Notes....        --          --         --          --        --     74,923           --        --        74,923
                                                                                                                  ----------
 Comprehensive income
  attributable
  to Common Shares...        --          --         --          --        --        --            --        --       181,467
                                                                                                                  ----------
 Common Share
  distributions......        --          --         --          --        --        --        (92,828)      --       (92,828)
 Distribution of
  Homestead
  common stock and
  warrants at
  book value, net of
  transaction
  expenses...........        --          --         --      (96,914)      --        --            --        --       (96,914)
 Conversion of
  2,705,033 Series A
  Preferred Shares
  into 3,294,124
  Common Shares......    (67,626)        --       3,294      64,332       --        --            --        --           --
 Cost of treasury
  shares purchased...        --          --         --          --        --        --            --         (1)          (1)
 Retirement of
  164,957 treasury
  shares.............        --          --        (165)     (1,773)      --        --            --      1,938          --
 Exercise of warrants
  and options, net...        --          --           6         110       --        --            --        --           116
                        --------    --------   --------  ----------  --------   -------     ---------   -------   ----------
Balances at December
 31, 1996............    162,374     105,000     75,511     918,434       --     74,923       (68,734)      --     1,267,508
 Comprehensive
  income:
 Net earnings........        --          --         --          --        --        --         72,918       --        72,918
 Preferred Share
  dividends paid.....        --          --         --          --        --        --        (19,384)      --       (19,384)
 Other comprehensive
  income--change in
  unrealized holding
  gain on Homestead
  Notes..............        --          --         --          --        --      8,871           --        --         8,871
                                                                                                                  ----------
 Comprehensive income
  attributable to
  Common Shares......        --          --         --          --        --        --            --        --        62,405
                                                                                                                  ----------
 Common Share
  distributions......        --          --         --          --        --        --       (112,505)      --      (112,505)
 Issuance of shares
  to affiliate.......        --          --       3,296      68,780       --        --            --        --        72,076
 Sale of shares, net
  of expenses........        --          --      11,420     236,956       --        --            --        --       248,376
 Shares issued under
  Incentive Plan.....        --          --         820      17,241   (17,238)      --            --        --           823
 Conversion of
  1,086,574 Series A
  Preferred Shares
  into 1,463,448
  Common Shares......    (27,164)        --       1,463      25,701       --        --            --        --           --
 Exercise of warrants
  and options, net...        --          --         124       1,629       --        --            --        --         1,753
                        --------    --------   --------  ----------  --------   -------     ---------   -------   ----------
Balances at December
 31, 1997............   $135,210    $105,000   $ 92,634  $1,268,741  $(17,238)  $83,794     $(127,705)  $   --    $1,540,436
                        ========    ========   ========  ==========  ========   =======     =========   =======   ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              -----------  ---------  ---------
Operating activities:
  Net earnings..............................  $    72,918  $ 130,711  $  84,319
  Adjustments to reconcile net earnings to
   net cash flow provided by operating
   activities:
    Depreciation and amortization...........       54,541     46,911     38,228
    Gain on dispositions of investments,
     net....................................      (48,232)   (37,492)    (2,623)
    Provision for possible loss on
     investments............................        3,000        --         420
    Costs incurred in acquiring Management
     Companies from an affiliate............       71,707        --         --
  Change in accounts payable................        4,000        565      2,719
  Change in accrued expenses and other
   liabilities..............................       11,034     11,286      7,024
  Change in other operating assets..........       (9,244)    (8,042)    (8,292)
                                              -----------  ---------  ---------
      Net cash flow provided by operating
       activities...........................      159,724    143,939    121,795
                                              -----------  ---------  ---------
Investing activities:
  Real estate investments...................     (616,100)  (628,640)  (311,619)
  Funding of Homestead Notes................      (85,750)   (25,242)       --
  Advances on other mortgage notes
   receivable...............................         (200)       --      (1,538)
  Principal repayments on other mortgage
   notes receivable.........................        1,043      2,319      7,701
  Proceeds from dispositions, net of closing
   costs....................................      297,895    291,056     10,968
  Operating cash contributed in Homestead
   transaction..............................          --        (428)       --
                                              -----------  ---------  ---------
      Net cash flow used in investing
       activities...........................     (403,112)  (360,935)  (294,488)
                                              -----------  ---------  ---------
Financing activities:
  Proceeds from Long-Term Debt..............       50,000    380,000        --
  Debt issuance costs incurred..............       (1,518)    (5,659)    (1,496)
  Principal prepayment of mortgages
   payable..................................      (49,847)   (43,005)      (303)
  Regularly scheduled principal payments on
   mortgages payable........................       (3,284)    (2,037)    (1,748)
  Proceeds from credit facilities...........    1,175,609    510,985    278,000
  Principal payments on credit facilities...   (1,054,309)  (529,785)  (302,900)
  Proceeds from sale of shares, net of
   expenses.................................      249,199        --     317,614
  Cash distributions paid on Common Shares..     (105,547)   (90,728)   (76,804)
  Cash dividends paid on Preferred Shares...      (19,384)   (24,167)   (21,823)
  Proceeds from exercise of warrants and
   options, net.............................        1,753        116         (8)
  Proceeds from dividend reinvestment and
   share purchase plan, net.................          --         --         988
                                              -----------  ---------  ---------
      Net cash flow provided by financing
       activities...........................      242,672    195,720    191,520
                                              -----------  ---------  ---------
Net change in cash and cash equivalents.....         (716)   (21,276)    18,827
Cash and cash equivalents at beginning of
 year.......................................        5,643     26,919      8,092
                                              -----------  ---------  ---------
Cash and cash equivalents at end of year....  $     4,927  $   5,643  $  26,919
                                              ===========  =========  =========
Non-cash investing and financing activities:
  Market value of Common Shares issued to
   affiliate in Merger......................  $    73,326  $     --   $     --
  Market value of tangible net assets
   acquired from affiliate in Merger........  $     1,619  $     --   $     --
  Notes received for Common Shares issued
   under Incentive Plan.....................  $    17,238  $     --   $     --
  Assumption of mortgages payable upon
   purchase of Multifamily communities......  $   101,595  $ 104,176  $  12,078
  Series A Preferred Shares converted to
   Common Shares............................  $    27,164  $  67,626  $     --
  Change in unrealized holding gain on
   Homestead Notes..........................  $     8,871  $  74,923  $     --
    Other:
     1996 Homestead transaction--See
      description in Note 3.
     1995 PACIFIC Merger--See description in
      Note 9.

    The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Security Capital Pacific Trust ("PTR") is an equity real estate investment trust ("REIT") organized in 1963 under the laws of the state of Maryland, which primarily owns, develops, acquires and operates income-producing Multifamily communities in the western United States.

 Principles of Financial Presentation

  The accounts of PTR, its majority-owned subsidiaries and PTR Development Services Incorporated ("PTR Development Services"), are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Cash and Cash Equivalents

  PTR considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real estate is carried at depreciated cost.

  PTR capitalizes direct and incremental costs related to the successful acquisition, development or improvement of real estate, and certain related indirect costs. Direct and incremental costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

             Buildings and improvements... 20-40 years
             Furnishings and other........  2-10 years

 Repairs and Maintenance and Make-Ready

  Repairs and maintenance and make-ready expenditures, including carpet and appliance replacements, are expensed as incurred to the extent they are not acquisition-related renovation costs identified during PTR's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant Multifamily unit for the next resident.

 Interest

  During 1997, 1996 and 1995, the total interest paid in cash on all outstanding debt, net of interest capitalized, was $55,505,000, $23,631,000 and $17,674,000 respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  PTR capitalizes interest incurred during the construction period as part of the cost of Multifamily communities under development. Interest capitalized during 1997, 1996 and 1995 aggregated $17,606,000, $16,941,000 and
$11,741,000, respectively.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and amortized over the term of the related loan or the renewal period. Amortization of loan costs included in interest expense for 1997, 1996 and 1995 was $3,181,000, $2,233,000 and $1,543,000, respectively.

 Interest Rate Contracts

  From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings to manage well-defined interest rate risk. Unrealized changes in the market value of interest rate contracts are deferred until the hedged transaction is consummated and realized gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the term of the related debt issuance.

 Revenue and Gain Recognition

  PTR leases its Multifamily units under operating leases with terms of generally one year or less. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

  Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

 Rental Expenses

  Rental expenses shown on the accompanying Statements of Earnings include costs of on-site and property management personnel, utilities, repairs and maintenance, make-ready, property insurance, marketing, landscaping, and other on-site and related administrative costs.

 Comprehensive Income

  PTR adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income in the fourth quarter of 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net earnings attributable to PTR common shares of beneficial interest, par value $1.00 per share ("Common Share(s)") and other comprehensive income. Other comprehensive income represents revenues, expenses, gains and losses that are included in comprehensive income under GAAP but excluded from net earnings attributable to Common Shares. During 1996 and 1997, PTR had one other comprehensive income component, the unrealized gain on the Homestead convertible mortgage notes ("Homestead Notes"), as discussed in Note 3. PTR had no items of other comprehensive income in 1995. In accordance with SFAS No. 130, PTR's Statements of Shareholders' Equity for 1996 and 1997 displays comprehensive income attributable to Common Shares for each respective year.

 Federal Income Taxes

  PTR has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. PTR believes it qualifies as a REIT and, accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

 Per Share Data

  PTR adopted SFAS No. 128, Earnings per Share, in the fourth quarter of 1997, which supersedes Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS, respectively. EPS for all prior periods presented have been restated as required by SFAS No. 128. Basic EPS has been computed by dividing net earnings available to common shareholders by the weighted-average number of Common Shares outstanding. Diluted EPS has been calculated from the weighted-average Common Shares outstanding plus the Common Shares that would be outstanding assuming conversion of the weighted-average number of outstanding Series A Cumulative Convertible Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares") and the assumed exercise of outstanding stock options using the treasury stock method, as defined in SFAS No. 128. For purposes of the diluted EPS calculation, dividends on the Series A Preferred Shares were added back to net earnings attributable to Common Shares.

  Following is a reconciliation of (i) the numerator used to compute basic EPS to the numerator used to compute diluted EPS, and (ii) the denominator used to compute basic EPS to the denominator used to compute diluted EPS, for the periods indicated (numbers in thousands, except per share amounts):

                                                  1997        1996    1995
                                                 -------    -------- -------
   Reconciliation of numerator between basic
    EPS and diluted EPS:
   Basic EPS--Net earnings attributable to
    Common Shares..............................  $53,534    $106,544 $62,496
   Dividends on Series A Preferred Shares......    9,934      14,717  16,100
                                                 -------    -------- -------
   Diluted EPS--Net earnings attributable to
    Common Shares..............................  $63,468    $121,261 $78,596
                                                 =======    ======== =======
   Reconciliation of denominator between basic
    EPS and diluted EPS:
   Basic EPS--Weighted-average number of Common
    Shares outstanding.........................   81,870      73,057  67,052
   Assumed conversion of Series A Preferred
    Shares into
    Common Shares..............................    8,322      11,197  11,189
   Incremental options outstanding.............       38          86      74
                                                 -------    -------- -------
   Diluted EPS--Weighted-average number of
    Common Shares outstanding..................   90,230      84,340  78,315
                                                 =======    ======== =======
   Basic EPS per Common Share..................  $  0.65    $   1.46 $  0.93
                                                 =======    ======== =======
   Diluted EPS per Common Share................  $  0.65(1) $   1.44 $  0.93(1)
                                                 =======    ======== =======

--------
(1) For 1997 and 1995, the Series A Preferred Shares are anti-dilutive and, therefore, the basic and diluted per share amounts are equal.

 Reclassifications

  Certain of the 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

                        SECURITY CAPITAL PACIFIC TRUST

(2) REAL ESTATE

 Investments

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                      DECEMBER 31,
                                           -----------------------------------
                                                 1997              1996
                                           ----------------- -----------------
                                           INVESTMENT UNITS  INVESTMENT UNITS
                                           ---------- ------ ---------- ------
   Multifamily:
     Operating communities................ $2,237,789 43,465 $1,861,561 42,702
     Communities under construction (1)...    232,770  5,545    186,710  5,479
     Development communities In Planning
      (1) (2):
       Owned..............................     80,781  4,468     64,685  4,921
       Under Control (2) (3)..............        --   6,090        --   6,041
                                           ---------- ------ ---------- ------
         Total development communities In
          Planning........................     80,781 10,558     64,685 10,962
                                           ---------- ------ ---------- ------
     Other land held......................     27,517    --      13,862
                                           ---------- ------ ---------- ------
         Total Multifamily................  2,578,857 59,568  2,126,818 59,143
                                           ---------- ====== ---------- ======
     Non-multifamily......................     26,062            26,545
                                           ----------        ----------
         Total real estate................ $2,604,919        $2,153,363
                                           ==========        ==========

(1) Unit information is based on management's estimates and has not been audited by PTR's independent auditors.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which Multifamily construction is expected to commence within 36 months. "Under Control" means PTR has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of Multifamily communities, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(3) PTR's investment as of December 31, 1997 and 1996 for developments Under Control was $3.8 million and $2.0 million, respectively, and is reflected in the "Other assets" caption of PTR's Balance Sheets.

                        SECURITY CAPITAL PACIFIC TRUST

  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
   Balance at January 1...................  $2,153,363  $1,855,866  $1,296,288
                                            ----------  ----------  ----------
   Multifamily:
     Acquisitions and renovation
      expenditures........................     434,421     463,935     385,356
     Development expenditures, excluding
      land acquisitions...................     205,619     187,377     117,980
     Acquisition and improvement of land
      for development.....................      75,196      20,880      11,255
     Recurring capital expenditures.......       8,762       7,992       5,119
     Dispositions.........................    (269,059)   (269,693)     (6,166)
     Provisions for possible loss on
      investments.........................      (2,800)        --          --
                                            ----------  ----------  ----------
   Net Multifamily activity subtotal......  $  452,139  $  410,491  $  513,544
                                            ----------  ----------  ----------
   Non-multifamily:
     Homestead development expenditures,
      including land acquisitions.........  $      --   $   54,883  $   48,247
     Contribution of Homestead Assets
      (Note 3)............................         --     (161,370)        --
     Non-multifamily dispositions.........        (383)     (6,527)     (2,235)
     Provisions for possible loss on
      investments.........................        (200)        --         (220)
     Other................................         --           20         242
                                            ----------  ----------  ----------
   Net non-multifamily activity subtotal..  $     (583) $ (112,994) $   46,034
                                            ----------  ----------  ----------
   Balance at December 31.................  $2,604,919  $2,153,363  $1,855,866
                                            ==========  ==========  ==========

  At January 31, 1998, PTR had unfunded Multifamily construction and rehabilitation commitments aggregating approximately $188.2 million.

 Pre-Sale Agreements and Development Subsidiary

  To enhance its flexibility in developing and acquiring Multifamily communities which meet PTR's investment criteria, PTR has and will enter into presale agreements with third-party owner/developers to acquire communities developed by such owner/developers. PTR has and will fund such developments through mortgage loans on the communities. For financial reporting purposes, these transactions are recorded as real estate developments rather than mortgage loans due to PTR's commitment to acquire these properties upon completion.

  In addition, to provide greater flexibility for the use of land acquired for development and to facilitate disposition of excess parcels, PTR has and will make mortgage loans to PTR Development Services to purchase land for development. PTR may also fund developments of Multifamily communities by PTR Development Services where the particular community or submarket does not meet PTR's objectives for long-term ownership but presents an attractive investment opportunity. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to receive 95% of its net operating cash flow. An unaffiliated trust owns all of the common stock of PTR Development Services. The common stock is entitled to receive the remaining 5% of net operating cash flow.

  As of December 31, 1997, the outstanding balance of development and mortgage loans made by PTR to third-party owner/developers and PTR Development Services, including accrued interest, aggregated $125.7 million and $46.4 million, respectively. The activities of third-party owner/developers and PTR Development Services are consolidated with PTR's activities and all inter-company transactions have been eliminated in consolidation.

                        SECURITY CAPITAL PACIFIC TRUST

 Gains and Provision for Loss on Real Estate and Investments

  Since the inception of the asset optimization strategy in December 1995 and through December 31, 1997, PTR has redeployed gross proceeds from dispositions aggregating $616.1 million from markets which management believed had less attractive long-term growth prospects to well-located communities primarily in California, Seattle, Washington, Portland, Oregon and Salt Lake City, Utah ("West Coast Markets") which have high barriers to entry against new supply and strong economic fundamentals. For federal income tax purposes, the majority of the dispositions were structured as tax-deferred exchanges which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $48.2 million, $37.5 million and $2.6 million, were recorded for 1997, 1996 and 1995, respectively.

  As part of this ongoing strategy, PTR was committed to the sale of four Multifamily communities, four parcels of land and one non-multifamily property as of December 31, 1997. The aggregate carrying value of these properties held for disposition was $66.3 million at December 31, 1997. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Subject to normal closing risks, PTR expects to complete these and other dispositions during 1998 and redeploy the proceeds, primarily through tax-deferred exchanges, into the acquisition of Multifamily communities in PTR's West Coast Markets. The property-level earnings, after interest and depreciation from communities held for disposition at December 31, 1997, which are included in PTR's earnings from operations for 1997, 1996 and 1995 were $4.6 million, $4.5 million and $4.9 million, respectively.

  PTR's real estate investments are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss of $3.0 million and $0.4 million during 1997 and 1995, respectively, which is included as part of other expenses in the accompanying Statements of Earnings. The recording of a provision for loss has no impact on cash flow from operating activities.

(3) HOMESTEAD TRANSACTION AND HOMESTEAD NOTES

 Homestead Transaction

  On October 17, 1996, PTR consummated a merger agreement under which it contributed its 54 moderate-priced, extended-stay lodging facilities (or the rights to acquire sites for such properties) ("the Homestead Assets"), known as Homestead Village(R) properties, to Homestead Village Incorporated ("Homestead"), a newly formed company. In exchange, PTR received 9,485,727 shares of Homestead common stock and approximately $84.5 million (face amount) in convertible mortgage notes issued by Homestead. In addition, PTR entered into a funding commitment agreement to provide up to $198.8 million in secured financing to Homestead for purposes of completing the development and construction of the properties contributed, in exchange for up to $221.3 million in Homestead Notes (including those received at the merger date). In exchange for entering into the funding commitment agreement, PTR received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share.

  As of October 17, 1996, the Homestead Assets constituted 7.1% of PTR's total assets. PTR's Homestead Village operations accounted for approximately 8.2% of PTR's total earnings from operations from January 1, 1996 to October 17, 1996.

                        SECURITY CAPITAL PACIFIC TRUST

  The Homestead transaction had the following impact on PTR's Balance Sheet as of October 17, 1996, after giving effect to the Homestead Distribution (in thousands):

      CONTRIBUTIONS
      -------------
      Real estate contributed, net.................................... $154,731
      Other non-cash operating assets and liabilities contributed,
       net............................................................    3,001
      Operating cash contributed......................................      428
      Deferred revenue (included in accrued expenses) relating to
       PTR's funding commitment.......................................   14,700
                                                                       --------
                                                                       $172,860
                                                                       ========
      RECEIPTS
      --------
      Homestead Notes received (funded amount)........................ $ 75,946
      Homestead common stock and warrants distributed to PTR common shareholders (recorded as a reduction of additional paid-in
       capital).......................................................   96,914
                                                                       --------
                                                                       $172,860
                                                                       ========

  On November 12, 1996, PTR distributed the Homestead common stock and warrants it received in the transaction to common shareholders of record on October 29, 1996 (the "Homestead Distribution"). In the Homestead Distribution, each PTR shareholder received 0.125694 shares of Homestead common stock and 0.084326 warrants per PTR Common Share plus cash for fractional shares and warrants.

 Homestead Convertible Mortgage Note Terms

  Under the terms of the funding commitment agreement, PTR receives approximately $1.11 in principal amount of Homestead Notes for every $1.00 funded (i.e., the Homestead Notes are issued at an original issue discount). The Homestead Notes (i) bear interest at 9.0% of face per annum which is received in interest-only payments on a semi-annual basis, (ii) are convertible at PTR's option into one share of Homestead common stock for every $11.50 of principal outstanding (approximately 19.2 million shares upon full funding), (iii) are callable by Homestead after October 31, 2001 and (iv) mature October 31, 2006. The Homestead properties contributed by PTR serve as collateral individually and in the aggregate under cross-collateral provisions.

  Upon full funding of the Homestead Notes, PTR's conversion rights would represent a 29.2% ownership interest in Homestead, as of January 31, 1998. This ownership interest assumes no further equity issuances by Homestead, and conversion of all outstanding Homestead Notes by PTR and Security Capital Atlantic Incorporated.

 Carrying Value

  The original issue discount, which represents the difference between the funded and face amount of the Homestead Notes, is being amortized into interest income over the term of the Homestead Notes. Similarly, the intrinsic value attributed to the conversion feature on the merger date has been recorded as an additional component of the Homestead Notes' balance and the corresponding discount (a deferred credit) is also being amortized into interest income over the term. The difference between the fair value of the Homestead Notes (assuming conversion), as calculated based upon the trading price of Homestead's common stock on the American Stock Exchange at December 31, 1997, ($15.063) and the amortized cost of the Homestead Notes is reflected as an additional component of the Homestead Notes' balance and as an unrealized holding gain in Shareholders' Equity. The unrealized holding gain aggregated $83.8 million and $74.9 million as of December 31, 1997 and 1996, respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  Following is a reconciliation of the Homestead Notes' components described above to the amount reflected in the accompanying 1997 Balance Sheet (in thousands).

      Face amount..................................................... $208,093
      Original issue discount.........................................  (21,155)
                                                                       --------
      Amount funded...................................................  186,938
      Amortization of original issue discount.........................    1,102
      Intrinsic value of conversion feature...........................   14,657
      Unamortized discount on conversion feature......................  (13,935)
      Fair value adjustment...........................................   83,794
                                                                       --------
      Carrying value and fair value................................... $272,556
                                                                       ========

  As of December 31, 1997, PTR had funded $186.9 million of its $198.8 million funding commitment. The remaining $11.9 million is expected to be provided to Homestead during 1998.

 Deferred Revenue

  As described above, Homestead warrants were received in exchange for entering into the funding commitment agreement. The warrants had an intrinsic value on the merger date of $14.7 million which was deemed to represent the commitment fee. The commitment fee has been recorded as deferred revenue which is part of accrued expenses and other liabilities in the accompanying 1997 Balance Sheet.

 Interest Income Recognized

  The aggregate income recognized on the Homestead Notes consists of the sum of the following components:

    (i) the face rate of 9%,
    (ii) the amortization of the original issue discount,
    (iii) the amortization of the discount on the conversion feature, and
    (iv) the amortization of the deferred revenue representing the commitment fee.

  PTR uses the effective interest method to calculate the amortization of the components listed in (ii), (iii) and (iv) above over the term of the Homestead Notes. The effective interest rate on the funded amount is in excess of 12.4% per annum (10.7% excluding the components in (iii) and (iv) above).

(4) BORROWINGS

 Credit Facilities

  PTR has a $350 million unsecured revolving line of credit with a group of financial institutions (the "Lenders") led by Chase Bank of Texas, National Association ("Chase"). The line matures August 1999 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.50% at December 31, 1997) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR (6.00% at December 31, 1997) plus 0.75%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.50% based upon the rating of PTR's long-term unsecured senior notes ("Long-Term Debt" or "Notes"). Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $358,000, $396,000 and $502,000 for 1997, 1996 and 1995, respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    -------- -------- --------
      Total line of credit......................... $350,000 $350,000 $350,000
      Borrowings outstanding at December 31........ $223,500 $ 99,750 $129,000
      Weighted-average daily borrowings............ $121,038 $112,248 $ 51,858
      Maximum borrowings outstanding at any month
       end......................................... $223,500 $188,750 $138,000
      Weighted-average daily nominal interest
       rate........................................     6.7%     7.3%     8.0%
      Weighted-average daily effective interest
       rate........................................     8.4%     8.8%    11.1%
      Weighted-average nominal interest rate at
       December 31.................................     6.9%     6.6%     7.3%

  On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with Chase. The loan matures on March 18, 1998 although management intends to extend the agreement to March 19, 1999. The loan bears interest at an overnight rate, which ranged during 1997 from 5.94% to 7.13% (7.13% at December 31, 1997). At December 31, 1997 and 1996, there was $8.0 million and $10.5 million, respectively, of borrowings outstanding under this agreement.

                        SECURITY CAPITAL PACIFIC TRUST

 Long-Term Debt

  PTR has issued Long-Term Debt which bears interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of Multifamily communities and to repay balances on credit facilities incurred for such purposes. The following table summarizes the Long-Term Debt as of December 31, 1997:

                                                  AVERAGE EFFECTIVE
                                                    INTEREST RATE,
                             ISSUANCE             INCLUDING OFFERING          ORIGINAL  PRINCIPAL
                         AND OUTSTANDING  COUPON    DISCOUNTS AND    MATURITY   LIFE     PAYMENT
DATE OF ISSUANCE         PRINCIPAL AMOUNT  RATE     ISSUANCE COSTS     DATE   (YEARS)  REQUIREMENT
----------------         ---------------- ------  ------------------ -------- -------- -----------
03/31/97................   $ 20 million   7.500%        7.443%       04/01/07  10.00        (1)
03/31/97................     30 million   8.050         8.038        04/01/17  20.00        (1)
                           ------------   -----         -----                  -----
Subtotal/Average........   $ 50 million   7.905%        7.850%                 16.00
                           ------------   -----         -----                  -----
10/21/96................   $ 15 million   6.600%        7.030%       10/15/99   3.00        (1)
10/21/96................     20 million   6.950         7.400        10/15/02   6.00        (1)
10/21/96................     20 million   7.150         7.500        10/15/03   7.00        (1)
10/21/96................     20 million   7.250         7.630        10/15/04   8.00        (1)
10/21/96................     20 million   7.300         7.640        10/15/05   9.00        (1)
10/21/96................     20 million   7.375         7.685        10/15/06  10.00        (1)
10/21/96................     15 million   6.500         6.750        10/15/26  30.00        (2)
                           ------------   -----         -----                  -----
Subtotal/Average........   $130 million   7.350%        7.500%                  6.85
                           ------------   -----         -----                  -----
08/06/96................   $ 20 million   7.550%        7.680%       08/01/08  12.00        (1)
08/06/96................     20 million   7.625         7.730        08/01/09  13.00        (1)
08/06/96................     20 million   7.650         7.770        08/01/10  14.00        (1)
08/06/96................     20 million   8.100         8.210        08/01/15  19.00        (1)
08/06/96................     20 million   8.150         8.250        08/01/16  20.00        (1)
                           ------------   -----         -----                  -----
Subtotal/Average........   $100 million   7.840%        7.950%                 15.60
                           ------------   -----         -----                  -----
02/23/96................   $ 50 million   7.150%        7.300%       02/15/10  10.50        (3)
02/23/96................    100 million   7.900         8.030        02/15/16  18.00        (4)
                           ------------   -----         -----                  -----
Subtotal/Average........   $150 million   7.710%        7.840%                 15.50
                           ------------   -----         -----                  -----
02/08/94................   $100 million   6.875%        6.978%       02/15/08  10.50        (5)
02/08/94................    100 million   7.500         7.653        02/15/14  18.00        (6)
                           ------------   -----         -----                  -----
Subtotal/Average........   $200 million   7.240%        7.370%                 14.25
                           ------------   -----         -----                  -----
Grand Total/Average.....   $630 million   7.530%        7.640%                 13.37
                           ============   =====         =====                  =====

--------
(1) Entire principal amount due at maturity.
(2) The 6.500% notes may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest.
(3) These notes require aggregate annual principal payments of $6.25 million commencing in 2003.
(4) These notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014,
    $20 million in 2015 and $25 million in 2016.
(5) These notes require annual principal payments of $12.5 million commencing in 2001.
(6) These notes require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012,
    $20 million in 2013, and $25 million in 2014.

                        SECURITY CAPITAL PACIFIC TRUST

  The Notes, other than the $15 million of 6.500% Notes issued October 21, 1996 and due 2026, are redeemable any time at the option of PTR, in whole or in part. The redemption price is equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The $15 million of 6.500% Notes may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest. If the holders do not exercise their right to require PTR to repay the 6.500% Notes on October 15, 1999, they may be repaid at the option of PTR, in whole or in part under the redemption terms described above. The Notes are governed by the terms and provisions of an indenture agreement.

                         SECURITY CAPITAL PACIFIC TRUST

 Mortgages Payable

  Mortgages payable at December 31, 1997 consisted of the following (dollar amounts in thousands):

                                                       BALLOON  PRINCIPAL BALANCE
                          EFFECTIVE SCHEDULED PERIODIC PAYMENT         AT
                          INTEREST  MATURITY  PAYMENT   DUE AT    DECEMBER 31,
COMMUNITY                  RATE (1)   DATE     TERMS   MATURITY   1997     1996
---------                 --------- --------- -------- -------- -------- --------
CONVENTIONAL FIXED RATE:
 Tigua Village..........     N/A%   05/01/97     (2)   $   N/A  $    --  $    683
 Silvercliff............     N/A    11/10/97     (2)       N/A       --     7,382
 Braeswood Park.........     N/A    01/01/98     (2)       N/A       --     6,761
 Seahawk................     N/A    01/10/98     (3)       N/A       --     5,427
 La Tierra at the
  Lakes.................    7.88    12/01/98     (2)    25,105    25,560   26,019
 Windsail...............     N/A    02/01/99     (3)       N/A       --     4,798
 Fairwood Landing.......    8.75    12/21/99     (2)     5,501     5,730    5,831
 Greenpointe............    8.50    03/01/00     (2)     3,416     3,574    3,638
 Mountain Shadow........    8.50    03/01/00     (2)     3,136     3,282    3,340
 Sunterra...............    8.25    03/01/00     (2)     7,627     7,991    8,138
 Brompton Court.........    8.38    09/01/00     (2)    13,340    14,074   14,318
 Marina Lakes...........    7.85    07/19/01     (2)    12,393    13,338      --
 Treat Commons..........    7.50    09/14/01     (2)     6,537     7,070    7,192
 El Dorado Hills........    7.53    10/01/02     (2)    15,548    16,549   16,718
 Ashton Place...........    8.24    10/01/23     (4)       N/A    46,795   47,342
 Double Tree II.........     N/A    05/01/33     (3)       N/A       --     4,750
                                                                -------- --------
                                                                $143,963 $162,337
                                                                ======== ========
TAX-EXEMPT FIXED RATE
 (5):
 Cherry Creek...........    8.41    11/01/01     (2)     2,780  $  3,750 $  4,000
 Redwood Shores.........    5.68    10/01/08     (2)    16,820    24,770   25,220
 Cloverland.............    7.35    03/01/10     (2)     3,273     4,229      --
 The Crossroads.........    6.76    12/15/18     (6)     4,435     4,435    4,435
 Carrington Place.......    7.94    04/01/19     (4)       N/A     3,510      --
 Hacienda Business
  Park..................    7.44     Various     (7)       N/A     5,604      --
                                                                -------- --------
                                                                $ 46,298 $ 33,655
                                                                ======== ========
TAX-EXEMPT FLOATING RATE
 (5):
 River Meadows..........    4.83    10/01/05     (8)    10,000    10,000      --
 Apple Creek............    5.86    09/01/07     (8)    11,100    11,100   11,100
 La Jolla Point.........    4.76    08/01/14     (8)    13,232    21,400      --
 Le Club................    4.92    11/01/15     (8)    21,700    21,700      --
 Fox Creek..............    5.00    08/15/27     (9)       N/A     4,240    4,236
                                                                -------- --------
                                                                $ 68,440 $ 15,336
                                                                ======== ========
COMBINED (10):
 Las Flores.............    8.84    06/01/24     (4)       N/A  $  5,794 $  5,860
                            ----                                -------- --------
OTHER:
 Mello-Roos bonds and
  other assessments.....    5.05     Various    (11)       N/A     1,157      --
                            ----                                -------- --------
  Total/Average Mortgage
   Debt.................    7.02%                               $265,652 $217,188
                            ====                                ======== ========

                        SECURITY CAPITAL PACIFIC TRUST

--------
 (1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
 (2) Regular amortization with a balloon payment due at maturity.
 (3) Mortgage was prepaid by PTR or assumed by the buyer upon disposition of the community.
 (4) Fully amortizing.
 (5) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
 (6) Semi-annual payments are interest only until December 2003 at 5.4%, at which time the interest rate is adjusted to the current market rate.
 (7) Aggregate amount due on four separate notes, with maturity dates ranging from 2004 to 2017 and a weighted-average rate of 7.44%.
 (8) Payments are interest only until maturity and the interest rate is adjusted weekly or monthly.
 (9) Payments are interest only until August 2007, at which time monthly principal and interest payments commence in an amount sufficient to amortize the balance over the remaining term.
(10) The bonds consist of $4.5 million Series A tax-exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.
(11) Primarily represents bonded indebtedness associated with improvements to public facilities and infrastructure in certain California taxing jurisdictions known as "Mello-Roos districts." The bonds have a weighted-average rate of 5.05% and mature at dates ranging from 1999 to 2018.

  The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                     1997      1996      1995
                                                   --------  --------  --------
      Balances at January 1....................... $217,188  $158,054  $ 93,624
        Notes originated or assumed...............  101,595   104,176    66,481
        Principal payments and prepayments........  (53,131)  (45,042)   (2,051)
                                                   --------  --------  --------
      Balances at December 31..................... $265,652  $217,188  $158,054
                                                   ========  ========  ========

                        SECURITY CAPITAL PACIFIC TRUST

 Scheduled Debt Maturities

  Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter are as follows (in thousands):

                                         CREDIT   LONG-TERM MORTGAGES
                                       FACILITIES   DEBT     PAYABLE    TOTAL
                                       ---------- --------- --------- ----------
      1998............................  $  8,000  $    --   $ 28,993  $   36,993
      1999............................   223,500    30,000     9,089     262,589
      2000............................       --        --     30,734      30,734
      2001............................       --     12,500    24,559      37,059
      2002............................       --     32,500    18,123      50,623
      2003............................       --     38,750     2,961      41,711
      2004............................       --     38,750     2,798      41,548
      2005............................       --     38,750    13,025      51,775
      2006............................       --     38,750     3,276      42,026
      2007............................       --     38,750    15,164      53,914
      2008............................       --     38,750    20,076      58,826
      2009............................       --     36,250     2,897      39,147
      2010............................       --     38,750     6,298      45,048
      2011............................       --     25,000     3,307      28,307
      2012............................       --     30,000     3,298      33,298
      2013............................       --     35,000     3,349      38,349
      2014............................       --     42,500    16,453      58,953
      2015............................       --     40,000    24,592      64,592
      2016............................       --     45,000     3,106      48,106
      2017............................       --     30,000     3,350      33,350
        Thereafter....................       --        --     30,204      30,204
                                        --------  --------  --------  ----------
        Total.........................  $231,500  $630,000  $265,652  $1,127,152
                                        ========  ========  ========  ==========

 Covenants

  PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all covenants pertaining to its debt instruments at December 31, 1997.

(5) DISTRIBUTIONS TO SHAREHOLDERS

  PTR, to maintain its status as a REIT, is required to distribute at least 95% of PTR's taxable income. PTR announces the following year's projected annual distribution level after the PTR Board of Trustees' ("Board" or "Trustees") annual budget review and approval in December of each year. At its December 2, 1997 Board meeting, the Board announced an increase in the annual distribution level from $1.30 to $1.36 per Common Share and declared the first quarter 1998 distribution of $0.34 per Common Share. The first quarter distribution was paid on February 25, 1998 to shareholders of record on February 11, 1998. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating results of PTR.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared.

                        SECURITY CAPITAL PACIFIC TRUST

  PTR made total cash distributions of $1.30 per Common Share in 1997, $1.24 per Common Share in 1996 and $1.15 per Common Share in 1995. In addition, on November 12, 1996, PTR distributed 0.125694 shares of Homestead common stock and warrants to purchase 0.084326 shares of Homestead common stock per Common Share in the Homestead Distribution to each holder of record of Common Shares on October 29, 1996.

  For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1996 and 1995 and the estimated taxability for 1997:

                                                               1997  1996  1995
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $1.08 $0.61 $0.92
        Capital gains.........................................   --   0.11   --
        Return of capital.....................................  0.22  0.52  0.23
                                                               ----- ----- -----
          Total............................................... $1.30 $1.24 $1.15
                                                               ===== ===== =====

  The Homestead securities distributed by PTR to each holder of Common Shares in the Homestead Distribution were valued at $2.16 per PTR Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

  The warrants distributed to holders of PTR's Common Shares and Series A Preferred Shares by Security Capital Group after the closing of the Merger (see Note 7), were valued at $6.88 per warrant for federal income tax purposes, all of which was taxable as ordinary income.

  For federal income tax purposes, the following summaries reflect the taxability of dividends paid on Series A Preferred Shares and Series B Preferred Shares, respectively, for periods prior to 1997 and the estimated taxability for 1997. The Series A and Series B Preferred Shares are discussed in Note 6.

                                                    1997  1996        1995
                                                   ------ -----       ----
      Per Series A Preferred Share:
        Ordinary income........................... $1.751 $1.47     $  1.75
        Capital gains.............................    --   0.28         --
                                                   ------ -----     -------
          Total................................... $1.751 $1.75     $  1.75
                                                   ====== =====     =======
                                                                DATE OF ISSUANCE
                                                    1997  1996    TO 12/31/95
                                                   ------ ----- ----------------
      Per Series B Preferred Share:
        Ordinary income........................... $ 2.25 $1.89     $1.3625
        Capital gains.............................    --   0.36         --
                                                   ------ -----     -------
          Total................................... $ 2.25 $2.25     $1.3625
                                                   ====== =====     =======

  Due to the increase in the conversion ratio (Note 6) resulting from the Homestead Distribution to holders of Common Shares, holders of Series A Preferred Shares were deemed to have received a distribution of $2.43 on November 12, 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  PTR's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. PTR's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

                        SECURITY CAPITAL PACIFIC TRUST

(6) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1997, 150,000,000 shares of beneficial interest, par value $1.00 per share, were authorized. The Board is authorized to issue, from the authorized but unissued shares, Common or Preferred Shares. From time to time the Board establishes the number of preferred shares to be included in a series and fixes the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series.

 Series A Preferred Shares

  The Series A Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1997 of $135.2 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. During 1997, 1,086,574 of PTR's Series A Preferred Shares were converted, at the option of the holders, into 1,463,448 Common Shares.

  As a result of the Homestead Distribution, PTR adjusted the conversion price of its Series A Preferred Shares, effective as of the opening of business on October 30, 1996, from $20.556 to $18.561 per Common Share (a conversion ratio of 1.3469 Common Shares for each Series A Preferred Share), as required by the Articles Supplementary governing the Series A Preferred Shares. Distributions on the Series A Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly PTR distribution rate on the Common Shares into which the Series A Preferred Shares are convertible. Based on the projected 1998 distribution level of $1.36 per Common Share, the projected 1998 dividend on the Series A Preferred Shares is $1.832 per share. The Series A Preferred Shares are redeemable at the option of PTR after November 30, 2003.

 Series B Preferred Shares

  The Series B Non-Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series B Preferred Shares") issued in May 1995 have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $105.0 million plus any accrued but unpaid distributions. The net proceeds (after underwriting commissions and other offering costs) to PTR from the sale of the Series B Preferred Shares were $101.3 million. On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of PTR, in whole or in part, at a redemption price of $25.00 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of PTR, which may include shares of other series of preferred shares. The holders of the Series B Preferred Shares have no preemptive rights with respect to any shares of the capital securities of PTR or any other securities of PTR convertible into or carrying rights or options to purchase any such shares. The Series B Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of PTR to redeem or retire the Series B Preferred Shares and are not convertible into any other securities of PTR. In addition, holders of the Series B Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9% of the liquidation preference per annum (equivalent to $2.25 per share).

  The Series A Preferred Shares and Series B Preferred Shares are collectively referred to as "Preferred Shares". Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on

                        SECURITY CAPITAL PACIFIC TRUST

Preferred Shares have been accrued and paid as of the end of each fiscal year. Both series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

  The net proceeds from the sale of Preferred Shares were used primarily for the acquisition, development and renovation of Multifamily communities, and to repay revolving credit balances incurred for such purposes.

 Establishment of 401(k) Plan and Nonqualified Savings Plan

  At the December 2, 1997 Board meeting, The Board established and approved the adoption of a 401(k) savings plan for the benefit of its employees, effective January 1, 1998 (the "401(k) Plan"). The 401(k) Plan provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation. The vesting of contributed Common Shares is based on years of service, with 20% vesting each year of service, over a five-year period. PTR filed a Form S-8 with the Securities and Exchange Commission (the "SEC") on January 5, 1998, registering 200,000 Common Shares for the issuance of the matching contributions by PTR under the 401(k) Plan.

  The Board also established and approved the adoption of the Nonqualified Savings Plan ("NSP") to provide benefits for a select group of management or highly compensated employees, effective January 1, 1998. The purpose of the NSP is to allow the employee the opportunity to defer the receipt and income taxation of a portion of compensation in excess of the amount permitted under the 401(k) Plan. Under the NSP, these employees may defer up to 35% of their annual salary and 100% of their annual target bonus. Under the NSP and in coordination with the 401(k) Plan, PTR will match 2% of the employees' annual compensation since highly compensated employees will be limited to a 4% contribution in the 401(k) Plan. The matching account will vest in the same manner as the 401(k) Plan.

 Establishment of Dividend Reinvestment and Share Purchase Plan

  At the December 2, 1997 Board meeting, PTR's Board established and approved the adoption of the Dividend Reinvestment and Share Purchase Plan ("DRSP"). Under the DRSP, Common shareholders have the ability to automatically reinvest their cash dividends to purchase additional Common Shares. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares, subject to certain limitations. On January 21, 1998, PTR filed a Form S-3 registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the DRSP.

 Ownership Restrictions and Significant Shareholder

  PTR's Restated Declaration of Trust and the Articles Supplementary governing the Preferred Shares restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of PTR's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions are to assist in protecting and preserving PTR's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For PTR to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of PTR's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares, and thus assists the Board in protecting and preserving PTR's REIT status for tax purposes.

  Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by PTR. The provision does not apply where a majority of the Board, in its sole and absolute

                        SECURITY CAPITAL PACIFIC TRUST
discretion, waives such limit after determining that the eligibility of PTR to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of PTR as a REIT is advantageous to the shareholders.

  The Board has permitted Security Capital Group Incorporated ("Security Capital Group") to acquire up to 49% of PTR's fully converted Common Shares. Security Capital Group's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital Group owned 33.1% of PTR's total outstanding Common Shares at December 31, 1997. Pursuant to an agreement between Security Capital Group and PTR, Security Capital Group has agreed to acquire no more than 49% of the fully converted Common Shares except pursuant to an all-cash tender offer for all Common Shares held open for 90 days. Security Capital Group would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

 Purchase Rights

  In 1994, the Board authorized the distribution of one purchase right ("Purchase Right") for each Common Share outstanding at the close of business on July 21, 1994. Holders of additional Common Shares issued after July 21, 1994 and prior to the expiration of the Purchase Rights on July 21, 2004 will be entitled to one Purchase Right for each additional Common Share.

  Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of a series of PTR Junior Participating Preferred Shares, par value $1.00 per share ("Participating Preferred Shares"), at a price of $60.00 per one one-hundredth of Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital Group and certain defined affiliates), commences or announces a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons of 25% or more of the outstanding Common Shares (49% in the case of Security Capital Group and certain defined affiliates) or files or announces their intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital Group and certain defined affiliates). Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by the Board.

 Shelf Registration

  On December 15, 1997, PTR filed a $400 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $170.9 million. These securities can be issued in the form of Long-Term Debt, Common Shares or Preferred Shares on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. As of December 31, 1997 PTR had approximately $570.9 million in shelf-registered securities available for issuance. See Note 13, "Subsequent Event."

 Equity Offerings

  During 1995, PTR sold $105 million of Series B Preferred Shares as described above and received $216.3 million in net proceeds from the Common Share subscription offering described in Note 9.

                        SECURITY CAPITAL PACIFIC TRUST

  On June 4, 1997, PTR sold 2.5 million Common Shares to Goldman, Sachs & Co. for an aggregate purchase price of $54.5 million. The net proceeds of $54.3 million (net of $150,000 of offering costs) were used to repay borrowings under PTR's $350 million unsecured revolving line of credit and its short-term borrowing agreement with Chase.

  In connection with the Merger described in Note 7, PTR commenced a rights offering on August 6, 1997 pursuant to which it distributed to its shareholders Rights to subscribe for and purchase up to 7,433,433 Common Shares at a subscription price of $21.8125 per Common Share. Simultaneously with the offering of Common Shares to Rights holders, Security Capital Markets Group Incorporated, which is owned by Security Capital Group, sought investors on a best efforts basis, to oversubscribe and acquire unsubscribed shares. Due to strong investor demand, PTR sold and issued an additional 1,486,686 Common Shares for a total of 8,920,119 Common Shares at the subscription price of $21.8125 per share. The net proceeds of $194.1 million (net of $450,000 of offering costs) were used to pay down PTR's $350 million unsecured revolving line of credit.

(7) ACQUISITION OF REIT MANAGER AND PROPERTY MANAGER

  Effective September 9, 1997, PTR terminated its REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager") and its property management agreement with SCG Realty Services Incorporated (the "Property Manager"), pursuant to a merger (the "Merger") whereby PTR acquired the operations and businesses of the REIT Manager and the Property Manger (the "Management Companies") valued at approximately $75.8 million from Security Capital Group in exchange for 3,295,533 Common Shares. The number of Common Shares issued to Security Capital Group was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining PTR's shareholders entitled to vote on the Merger). The Board approved the Merger based on the recommendation of a special committee comprised of independent members of the Board who received a fairness opinion on the Merger from a third-party investment bank. The Merger, which required the approval of a two-thirds majority of PTR's outstanding Common Shares, was approved by approximately 99% of the shareholders voting on the transaction on September 8, 1997. As a result of the transaction, PTR became an internally managed REIT and Security Capital Group remains PTR's largest shareholder (33.1% ownership at January 31, 1998).

  The market value of the 3,295,533 Common Shares issued to Security Capital Group on September 9, 1997 upon PTR's acquisition of the REIT and property managers was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on September 8, 1997. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "costs incurred in acquiring the Management Companies from an affiliate" (a non-cash expense) on PTR's statement of earnings. The difference was not recorded as "goodwill" on the balance sheet, since the Management Companies did not qualify as businesses for purposes of applying APB Opinion No. 16, Business Combinations.

  As a result of the Merger, PTR no longer pays REIT management and property management fees to Security Capital Group. Instead, PTR directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development and acquisition activities are capitalized as part of the related real estate basis in accordance with GAAP. Prior to the Merger, the REIT management agreement required PTR to pay a fee of 16% of cash flow from operations, as defined in the agreement.

                        SECURITY CAPITAL PACIFIC TRUST

  Upon closing of the Merger, PTR entered into an Administrative Services Agreement ("ASA") with Security Capital Group for the provision of services which include, but are not limited to, research, payroll and human resources, cash management, accounts payable, data processing, investor relations, and insurance, legal and tax administration. PTR may purchase all or any combination of these services in exchange for a fee equal to Security Capital Group's direct cost of such services plus 20%. These fees may not exceed market rates and are subject to a maximum of approximately $5.5 million during 1998. Cost savings experienced by Security Capital Group under the ASA accrue to PTR. ASA costs related to successful acquisition and development activities are capitalized as part of the related real estate basis. The ASA, which expires on December 31, 1998, provides for annual renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the Board.

  In addition, Security Capital Group issued $102.0 million of warrants pro rata directly to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital Group), to acquire 3,644,430 shares of Class B common stock of Security Capital Group. Holders of Common Shares received
0.052646 warrants for each Common Share held whereas holders of Series A Preferred Shares received 0.070909 warrants for each preferred share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share and has a term of one year. Security Capital Group issued these warrants to PTR shareholders as an incentive to vote in favor of the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

(8) LONG-TERM INCENTIVE PLAN

  On September 8, 1997, PTR's common shareholders approved PTR's Long-Term Incentive Plan (the "Incentive Plan"), which includes an employee stock purchase plan and a stock option plan. No more than 5,650,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term.

  Additionally, PTR has authorized 100,000 Common Shares for issuance to outside members of the Board. The exercise price of Outside Trustee options may not be less than the fair market value on the date of grant. Such options have a term of five years and are exercisable in whole or in part.

 Employee Stock Purchase Plan

  Under the employee stock purchase plan, certain officers and other employees of PTR purchased 813,430 Common Shares at a price of $22.0625 per share on September 8, 1997. No significant additional employee stock purchase plan awards are currently anticipated. PTR financed 95% of the total purchase price through 10-year, recourse notes from the participants aggregating $17.1 million. The notes, which have been recorded as a deduction in shareholders' equity, bear interest at the lower of 6% per annum or the dividend yield of a Common Share determined based on the initial share purchase price (approximately 5.89% at December 31, 1997). The notes are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at a price of $22.0625 per share. Proceeds from this sale of Common Shares, net of the notes received, were $0.8 million. The change in the notes from employees during 1997 is summarized as follows (in thousands):

             Balance at September 8, 1997..... $17,100
             Notes issued.....................     209
             Principal payments received......     --
             Retirements......................     (71)
                                               -------
               Balance at December 31, 1997... $17,238
                                               =======

                        SECURITY CAPITAL PACIFIC TRUST

  Of the notes outstanding at December 31, 1997, approximately $14.0 million were due from officers of PTR.

 Stock Options

  Stock options outstanding at December 31, 1997 are as follows:

                                                                      WEIGHTED-AVERAGE
                            NUMBER OF   EXERCISE                         REMAINING
                             OPTIONS    PRICE(1)     EXPIRATION DATE  CONTRACTUAL LIFE
                            --------- ------------- ----------------- ----------------
   Outside Trustees(2).....    38,000 $8.46--$21.75    1998--2002        2.8 years
   Employee stock purchase
    plan(3)................ 1,627,092    $22.06     September 8, 2007    9.7 years
   Stock option plan--1997
    Awards(4)..............   220,325    $22.06     September 8, 2007    9.7 years
                            ---------
   Total................... 1,885,417
                            =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Graded vesting at various rates over periods from two to ten years, subject to certain conditions.
(4) The holders under this plan are awarded dividend equivalent units each year of the plan as further described below. The options awarded will vest beginning on September 8, 1999 at a rate of 25% per year through 2002.

  The weighted-average fair value of options granted during 1997 (excluding Trustee options) was approximately $3.00 per option. A summary of the status of PTR's stock option plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below. All grants prior to 1997 relate to Outside Trustees.

                                                            WEIGHTED
                                                            AVERAGE   NUMBER OF
                                                 NUMBER OF  EXERCISE   OPTIONS
                                                  OPTIONS    PRICE   EXERCISABLE
                                                 ---------  -------- -----------
      Balance at December 31, 1994..............    20,000   $14.91    20,000
        Granted.................................    10,000    15.59    10,000
        Exercised...............................    (2,000)    8.46    (2,000)
                                                 ---------   ------    ------
      Balance at December 31, 1995..............    28,000   $15.61    28,000
                                                 ---------   ------    ------
        Granted.................................    10,000   $19.34    10,000
        Exercised...............................    (6,000)   17.21    (6,000)
                                                 ---------   ------    ------
      Balance at December 31, 1996..............    32,000   $16.48    32,000
                                                 ---------   ------    ------
        Granted................................. 1,857,417   $22.06    10,000
        Exercised...............................    (2,000)   16.34    (2,000)
        Forfeited...............................    (2,000)    8.46    (2,000)
                                                 ---------   ------    ------
      Balance at December 31, 1997.............. 1,885,417   $21.99    38,000
                                                 =========   ======    ======

  PTR has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows PTR to continue to account for its various stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, PTR did not recognize compensation expense related to stock options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, PTR's net earnings attributable to

                        SECURITY CAPITAL PACIFIC TRUST

Common Shares and earnings per Common Share for 1997 would change as follows (1995 and 1996 would be the same):

                                                                         1997
                                                                        -------
      Net earnings attributable to Common Shares
       (in thousands):
        As reported.................................................... $53,534
                                                                        -------
        Pro forma...................................................... $53,188
                                                                        =======
      Basic and diluted earnings per Common Share:
        As reported.................................................... $  0.65
                                                                        -------
        Pro forma...................................................... $  0.65
                                                                        =======

  The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                                         1997
                                                                      ----------
      Weighted-average risk-free interest rate.......................   6.08%
      Weighted-average dividend yield................................   5.60%
      Weighted-average volatility....................................   18.35%
      Weighted-average expected option life.......................... 6.74 years

 Dividend Equivalent Units ("DEU's")

  On December 31, 1997, PTR awarded 2,196 DEUs to the holders of 220,325 stock options at a rate of one DEU for each Common Share under option. A DEU is equal to the difference between PTR's annual Common Share dividend yield and the S&P 500 average dividend yield times the number of shares under option. Options awarded under the employee stock purchase plan are not eligible for DEU's. The DEU's are awarded on December 31st of each year under the stock option plan and vest under the same terms as the underlying stock options. The awarded DEU's were valued at $54,000 on December 31, 1997 based upon the market price of the Common Shares on that date. PTR recognizes the value of the DEU's awarded as compensation expense over the vesting period.

(9) 1995 PACIFIC MERGER AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger with Security Capital Pacific Incorporated (the "PACIFIC Merger"). Security Capital Pacific Incorporated ("PACIFIC") was a private Multifamily REIT controlled by Security Capital Group, PTR's principal shareholder. PACIFIC's portfolio consisted primarily of 17 operating garden-style apartment ("Multifamily") communities aggregating 5,579 units. In the PACIFIC Merger, each outstanding share of PACIFIC common stock was converted into the right to receive 0.611 Common Shares. As a result, 8,468,460 of PTR's Common Shares valued at $138.7 million ($16.375 per share) were issued in the PACIFIC Merger in exchange for all of the outstanding shares of PACIFIC common stock. In addition, PTR assumed $51.9 million on PACIFIC's line of credit and $54.4 million of mortgage debt. The PACIFIC Merger has been accounted for as a purchase and, accordingly, the results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

  The following summarized pro forma (unaudited) information assumes the PACIFIC Merger occurred on January 1, 1995, and represents the combined historical operating results of PTR and PACIFIC for 1995. No material pro forma adjustments to revenue and expenses were required. The weighted-average Common Shares

                        SECURITY CAPITAL PACIFIC TRUST
outstanding have been adjusted to reflect the PACIFIC Merger conversion rate (0.611 Common Shares for each share of PACIFIC common stock). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had PACIFIC and PTR constituted a single entity during 1995 (in thousands, except per share amounts).

                                                                          1995
                                                                        --------
      Rental income.................................................... $271,091
                                                                        ========
      Net earnings attributable to Common Shares....................... $ 64,152
                                                                        ========
      Weighted-average Common Shares outstanding.......................   68,955
                                                                        ========
      Per Common Share amounts:
        Net earnings attributable to Common Shares..................... $   0.93
                                                                        ========

  Concurrently with the consummation of the PACIFIC Merger, PTR completed a subscription offering of 13.2 million Common Shares pursuant to which PTR received net proceeds of $216.3 million. The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the PACIFIC Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares at $16.375 per Common Share) in the subscription offering pursuant to the oversubscription privilege.

(10) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosures of estimated fair value of financial instruments were determined by PTR based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and accordingly they are not necessarily indicative of amounts that PTR could realize upon disposition.

  As of December 31, 1997 and 1996, the carrying amount of certain financial instruments employed by PTR, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of lines of credit balances approximates fair value as of those dates since the interest rate fluctuates based on published market rates. As discussed in Note 3, the Homestead Notes outstanding at December 31, 1997 are reflected at fair value in the accompanying balance sheet. PTR believes the carrying value of the other mortgage notes receivable approximates fair value. As of December 31, 1997 and 1996, based on the terms available to PTR, the carrying value of the Long-Term Debt and mortgages was a reasonable estimation of their fair values.

 Derivative Financial Instruments

  PTR has only limited involvement with derivative financial instruments and does not use them for trading purposes. PTR occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

  In anticipation of the March 6, 1998 Long-Term Debt offering discussed in
Note 13 "Subsequent Event," PTR entered into four separate interest rate contracts in 1997 with notional amounts aggregating $120 million. As of December 31, 1997, the fair value of these interest rate contracts, based on broker estimates, was an unrealized loss of approximately $6.6 million ($5.5 million realized loss as of March 6, 1998). Similarly in 1996, PTR entered into interest rate contracts with notional amounts aggregating $50 million in anticipation of the $50 million Long-Term Debt offering that closed March 31, 1997. Upon completion of the offering, PTR terminated the interest rate contracts, realizing a gain of approximately $819,000.

                        SECURITY CAPITAL PACIFIC TRUST

  The gain or loss ultimately realized on a hedge is deferred and amortized over the term of the related debt issuance.

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per share amounts) for 1997 and 1996 are as summarized below. Net earnings (loss) per Common Share for each period presented have been restated to conform with the requirements of SFAS No. 128. The sum of the quarterly earnings (loss) per Common Share amounts may not equal the annual earnings per Common Share amounts due to the impact of equity issuances.

                                                                         YEAR
                                            THREE MONTHS ENDED          ENDED
                                     ---------------------------------  12-31
                                      3-31    6-30   9-30 (1)   12-31    (1)
                                     ------- ------- --------  ------- --------
1997:
  Rental revenues................... $79,950 $81,412 $ 85,760  $87,938 $335,060
                                     ------- ------- --------  ------- --------
  Earnings (loss) from operations...  20,276  23,065  (46,857)  28,202   24,686
  Gain on dispositions of
   investments, net.................  25,335  11,872   10,723      302   48,232
  Less: Preferred Share dividends...   5,035   4,805    4,785    4,759   19,384
                                     ------- ------- --------  ------- --------
  Net earnings (loss) attributable
   to Common Shares................. $40,576 $30,132 $(40,919) $23,745 $ 53,534
                                     ======= ======= ========  ======= ========
  Net earnings (loss) per Common
   Share:
    Basic........................... $  0.53 $  0.39 $ ( 0.50) $  0.26 $   0.65
                                     ======= ======= ========  ======= ========
    Diluted......................... $  0.51 $  0.38 $ ( 0.50) $  0.26 $   0.65
                                     ======= ======= ========  ======= ========
1996:
  Rental revenues................... $75,809 $79,491 $ 84,802  $81,944 $322,046
                                     ------- ------- --------  ------- --------
  Earnings from operations..........  22,920  24,462   24,718   21,989   94,089
  Gain on dispositions of
   investments, net.................   2,923   5,160   25,257    4,152   37,492
  Less: extraordinary item-loss on
   early extinguishment of debt.....     --      870      --       --       870
  Less: Preferred Share dividends...   6,388   6,386    6,182    5,211   24,167
                                     ------- ------- --------  ------- --------
  Net earnings attributable to
   Common Shares.................... $19,455 $22,366 $ 43,793  $20,930 $106,544
                                     ======= ======= ========  ======= ========
  Net earnings per Common Share:
    Basic........................... $  0.27 $  0.31 $   0.60  $  0.28 $   1.46
                                     ======= ======= ========  ======= ========
    Diluted......................... $  0.27 $  0.31 $   0.57  $  0.28 $   1.44
                                     ======= ======= ========  ======= ========

--------
(1) Reflects the impact of a one-time, non-cash charge of $71.7 million associated with costs incurred in acquiring the Management Companies from an affiliate. See Note 7 for additional information regarding the acquisition of the Management Companies.

(12) COMMITMENTS AND CONTINGENCIES

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence investigation procedures, PTR conducts Phase I

                        SECURITY CAPITAL PACIFIC TRUST

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations for any of the years in the three-year period ended December 31, 1997. PTR is not aware of any environmental condition on any of its communities which is likely to have a material adverse effect on PTR's financial condition or results of operations.

  See Notes 2 and 3 for Multifamily construction, rehabilitation and funding commitments.

(13) SUBSEQUENT EVENT

  On March 6, 1998, PTR issued $125 million in Long-Term Debt. The debt was issued in the form of 7.20% Notes which pay interest semi-annually on March 1 and September 1 of each year through March 1, 2013, the maturity date. Annual principal installments of $25 million commence on March 1, 2009. The 7.20% Notes have an original weighted average life to maturity of 13.0 years. The all-in effective interest rate of the 7.20% Notes, including discounts and issuance costs is approximately 7.86%. PTR used the $118.3 million of net proceeds primarily to pay down PTR's $350 million revolving line of credit, which had an outstanding balance of $145.0 million after the paydown on March 6, 1998.

                                                                    SCHEDULE III

                         SECURITY CAPITAL PACIFIC TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                     COSTS         GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                            ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                    ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
Multifamily:
 Albuquerque, New
  Mexico:
 Commanche
  Wells..........  $    --  $    719  $    4,072   $    472   $    719  $   4,544   $    5,263  $    464    1985      1994
 Entrada Pointe..       --     1,014       5,744      1,113      1,014      6,857        7,871       718    1986      1994
 La Paloma.......       --     4,135         --      19,356      4,135     19,356       23,491     1,935    1996      1993
 La Ventana......       --     2,210         --      13,349      2,210     13,349       15,559       835    1996      1994
 Pavilions.......       --     2,182       7,624      5,962      2,182     13,586       15,768     2,255     (a)       (a)
 Sandia Ridge....       --     1,339       5,358      1,225      1,339      6,583        7,922     1,121    1986      1992
 Telegraph Hill..       --     1,216       6,889        586      1,216      7,475        8,691       250    1986      1996
 Vista Del Sol...       --     1,105       4,419        666      1,105      5,085        6,190       612    1987      1993
 Vistas at Seven
  Bar Ranch......       --     3,541       5,351     20,719      3,541     26,070       29,611     1,696     (b)       (b)
 Wellington
  Place..........       --     1,881       7,523      1,301      1,881      8,824       10,705       939    1981      1993
 Austin, Texas:
 Hunters' Run....       --     2,197         --      17,668      2,197     17,668       19,865     1,258     (c)       (c)
 Monterrey
  Ranch..........       --       424         --       1,972        424      1,972        2,396       (d)     (d)      1993
 Monterrey Ranch
  II.............       --     1,151         --      22,913      1,151     22,913       24,064     1,001    1996      1993
 Monterrey Ranch
  III............       --     1,131         --       4,678      1,131      4,678        5,809       (d)     (d)      1993
 Monterrey Ranch
  IV.............       --       920         --          41        920         41          961       (d)     (d)      1993
 The Ridge.......       --     1,669       6,675      2,719      1,669      9,394       11,063     1,093    1978      1993
 Rock Creek......       --     1,311       7,431      1,613      1,311      9,044       10,355     1,008    1979      1993
 Shadowood.......       --     1,197       4,787        760      1,197      5,547        6,744       627    1985      1993
 Dallas, Texas:
 Custer
  Crossing.......       --     1,532       8,683      1,197      1,532      9,880       11,412     1,033    1985      1993
 Meadows at Park
  Boulevard......       --     1,373         --      15,473      1,373     15,473       16,846       122    1997      1996
 Quail Run.......       --     1,613       9,140      1,284      1,613     10,424       12,037     1,092    1983      1993
 Summerstone.....       --     1,028       5,824        751      1,028      6,575        7,603       699    1983      1993
 Timber Ridge....       --       997       5,651        858        997      6,509        7,506       554    1984      1994
 Timber Ridge
  II.............       --       675          20      8,091        675      8,111        8,786        11     (d)      1996
 Woodland Park...       --     1,386       5,543        574      1,386      6,117        7,503       645    1986      1993
 Denver,
  Colorado:
 Cambrian........       --     2,256       9,026      1,289      2,256     10,315       12,571     1,187    1983      1993
 The Cedars......       --     3,128      12,512      3,422      3,128     15,934       19,062     1,779    1984      1993
 Fox Creek I.....       --     1,167       4,669        694      1,167      5,363        6,530       568    1984      1993
 Fox Creek II....       --       --          --         366        --         366          366       (d)     (d)      1995
 Hickory Ridge...       --     4,402      17,607      2,729      4,402     20,336       24,738     2,647    1984      1992
 Legacy Heights..       --     2,049           4     13,132      2,049     13,136       15,185       (d)     (d)      1997
 Reflections.....       --     2,396       6,362     12,980      2,396     19,342       21,738     1,608     (e)       (e)
 Silvercliff.....       --     2,410      13,656        469      2,410     14,125       16,535     1,428    1991      1994
 Sunwood.........       --     1,030       4,596      1,087      1,030      5,683        6,713       737    1981      1992
 El Paso, Texas:
 Acacia Park.....       --     1,130         --      13,237      1,130     13,237       14,367     1,213    1995      1993
 Cielo Vista.....       --     1,111       4,445      3,644      1,111      8,089        9,200       772    1962      1993
 Double Tree.....       --     1,106       4,423        814      1,106      5,237        6,343       628    1980      1993
 Las Flores......     5,794      625       6,624      1,349        625      7,973        8,598     3,570     (f)       (f)
 Mountain
  Village........       --     1,203       4,824      1,539      1,203      6,363        7,566     1,237    1982      1992
 The Patriot.....       --     1,027         --      11,449      1,027     11,449       12,476       906    1996      1993
 The Phoenix.....       --       454         --      10,336        454     10,336       10,790     1,474    1993      1993

                                                     COSTS         GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                            ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                    ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Shadow Ridge....  $    --  $  1,524  $    3,993   $  6,954   $  1,524  $   10,947  $   12,471  $  1,546     (g)       (g)
 Tigua Village...       --       161         146      2,262        161       2,408       2,569     1,301     (h)       (h)
 Houston, Texas:
 7100 Almeda.....       --     1,713       9,706        828      1,713      10,534      12,247     1,013    1984      1994
 American Rice
  I..............       --    13,162         --       2,071     13,162       2,071      15,233       (d)     (d)      1996
 Beverly Palms...       --     1,393       7,893      1,487      1,393       9,380      10,773       889    1970      1994
 Braeswood Park..       --     1,861      10,548        338      1,861      10,886      12,747     1,216    1984      1993
 Braeswood Park
  II.............       --     1,125           5        --       1,125           5       1,130       (d)     (d)      1997
 Brompton Court..    14,074    4,058      22,993      5,026      4,058      28,019      32,077     2,730    1972      1994
 Memorial Heights
  I..............       --     3,169         --      15,806      3,169      15,806      18,975       914    1996      1996
 Memorial Heights
  II.............       --     9,164         --       5,838      9,164       5,838      15,002         9     (d)      1996
 Oaks at Medical
  Center I.......       --     4,210         --      14,359      4,210      14,359      18,569       969    1996      1994
 Oaks at Medical
  Center II......       --     3,368         --       2,756      3,368       2,756       6,124       (d)     (d)      1994
 Inland Empire,
  California:
 The Crossing....       --     2,227      12,622      1,334      2,227      13,956      16,183       615    1989      1996
 Miramonte.......       --     2,357      13,364        926      2,357      14,290      16,647       789    1989      1995
 Rancho
  Cucamonga......       --     2,258          65        320      2,258         385       2,643       (d)     (d)      1997
 Sierra Hills....       530    2,810      15,921      1,085      2,810      17,006      19,816       297    1990      1997
 Terracina.......       --     5,780      32,757      2,394      5,780      35,151      40,931     1,468    1988      1996
 Westcourt
  Village........       --     1,909      10,817      4,293      1,909      15,110      17,019       727    1986      1996
 Woodsong
  Village........       --     1,846      10,469        579      1,846      11,048      12,894       398    1985      1996
 Kansas City,
  Kansas:
 NEC 119th &
  Quiviara.......       --     1,540         --         678      1,540         678       2,218       (d)     (d)      1996
 Las Vegas,
  Nevada:
 Horizons at
  Peccole Ranch..       --     3,173      18,048        706      3,173      18,754      21,927     1,364    1990      1995
 King's
  Crossing.......       --     2,860      16,272        360      2,860      16,632      19,492     1,219    1991      1995
 La Tierra at the
  Lakes..........    25,560    5,904      33,561      4,038      5,904      37,599      43,503     2,791    1986      1995
 Sunterra........     7,991    2,086      11,867        892      2,086      12,759      14,845       929    1986      1995
 Omaha, Nebraska:
 Apple Creek.....    11,100    1,953      11,069        917      1,953      11,986      13,939     1,117    1987      1994
 Orange County,
  California:
 Las Flores
  Apartment
  Homes..........       --     8,900         264     16,280      8,900      16,544      25,444       (d)     (d)      1996
 Newpointe.......       --     1,403       7,981        300      1,403       8,281       9,684       333    1987      1996
 River Meadows...    10,000    2,082      11,797      1,054      2,082      12,851      14,933       256    1986      1997
 Sorrento........       --     4,872         --       6,123      4,872       6,123      10,995       (d)     (d)      1996
 Villa
  Marseilles.....       154    1,970      11,162        848      1,970      12,010      13,980       344    1991      1996
 Phoenix,
  Arizona:
 59th and
  Behrend........       --       982         --         --         982         --          982       (d)     (d)      1997
 59th and
  Utopia.........       --     2,081         --         --       2,081         --        2,081       (d)     (d)      1997
 Arrowhead I
  (i)............       --     2,019         --      10,768      2,019      10,768      12,787       (d)     (d)      1995
 Arrowhead II
  (i)............       --     1,601         --         310      1,601         310       1,911       (d)     (d)      1995
 Bay Club........       --     2,797      11,188      1,770      2,797      12,958      15,755     1,387    1985      1993
 Foxfire.........       --     1,055       5,976        380      1,055       6,356       7,411       649    1985      1994
 Miralago I (i)..       --     2,743         --      22,210      2,743      22,210      24,953       485    1997      1995
 Miralago II.....              1,801          33         56      1,801          89       1,890       (d)     (d)      1997
 Moorings at Mesa
  Cove...........       --     3,261      13,045      1,269      3,261      14,314      17,575     1,850    1985      1992
 Peaks at Papago
  Park...........       --     5,131      23,408      8,334      5,131      31,742      36,873     2,931     (j)       (j)
 The Ridge.......       --     1,852      10,492        899      1,852      11,391      13,243     1,234    1987      1993
 San Marquis
  North..........       --     1,215         --       9,685      1,215       9,685      10,900       888    1994      1993
 San Marquis
  South..........       --     2,312         --      11,291      2,312      11,291      13,603     1,297    1994      1993
 San Marbeya.....       --     3,675          93      2,423      3,675       2,516       6,191       (d)     (d)      1997
 San Palmera
  (i)............       --     3,515         --      21,884      3,515      21,884      25,399       461    1997      1995
 San Valiente I
  (i)............       --     3,062         --      19,226      3,062      19,226      22,288       574    1997      1995
 San Valiente II
  (i)............       --     1,647         --       1,351      1,647       1,351       2,998       (d)     (d)      1995
 Scottsdale
  Greens.........       --     3,489      19,774      5,893      3,489      25,667      29,156     2,699    1980      1994
 Superstition
  Park...........       --     2,340       9,362      1,202      2,340      10,564      12,904     1,354    1985      1992

                                                     COSTS         GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                            ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                    ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Portland,
  Oregon:
 Arbor Heights...  $    --  $  2,669  $     --     $ 20,071   $  2,669  $   20,071  $   22,740  $     51     (d)      1996
 Brighton........       --     1,675      9,532         868      1,675      10,400      12,075       370    1985      1996
 Cambridge
  Crossing.......       --     2,260        --       13,608      2,260      13,608      15,868        42     (d)      1996
 Hedges Green....       --     3,758        162      10,272      3,758      10,434      14,192       (d)     (d)      1997
 Meridian at
  Murrayhill.....       --     2,517     14,320         438      2,517      14,758      17,275     1,093    1990      1995
 Preston's
  Crossing.......       --       851        --       12,094        851      12,094      12,945       582    1996      1995
 Riverwood
  Heights........       --     1,479      8,410         330      1,479       8,740      10,219       647    1990      1995
 Squire's Court..       --     1,630      9,249         276      1,630       9,525      11,155       693    1989      1995
 Timberline......       --     1,058      5,995         439      1,058       6,434       7,492       296    1990      1996
 Reno, Nevada:
 Meadowview I....       --     1,947        --        9,137      1,947       9,137      11,084       (d)     (d)      1996
 Meadowview II...       --     1,538        --          598      1,538         598       2,136       (d)     (d)      1996
 Vista Ridge.....       --     2,002        --       19,077      2,002      19,077      21,079       574    1997      1995
 Sacramento,
  California:
 Folsom Ranch....       --     3,507     19,876         436      3,507      20,312      23,819       411    1988      1997
 Salt Lake City,
  Utah:
 Brighton Place..       --     2,091     11,892       1,515      2,091      13,407      15,498       985    1979      1995
 Carrington
  Place..........     3,510    1,072      6,072         320      1,072       6,392       7,464        60    1986      1997
 Cherry Creek....     3,750    1,290      7,330         429      1,290       7,759       9,049       573    1986      1995
 Cloverland......     4,229    1,392      7,886         286      1,392       8,172       9,564        58    1985      1997
 The Crossroads..     4,435    1,521      8,619         642      1,521       9,261      10,782       285    1986      1996
 Fairstone at
  Riverview......       --     4,636        --       25,430      4,636      25,430      30,066        83     (d)      1996
 Fox Creek.......     4,240    1,172      6,641         866      1,172       7,507       8,679       200    1985      1996
 Greenpointe.....     3,574      923      5,050       2,371        923       7,421       8,344       407     (k)       (k)
 Mountain Shadow
  I..............     3,282      832      4,730         188        832       4,918       5,750       357    1985      1995
 Mountain Shadow
  II.............       --        95        --        4,478         95       4,478       4,573        24    1996      1996
 On the Green at
  River Oaks.....       --     5,400        213         505      5,400         718       6,118       (d)     (d)      1997
 Remington.......       --     2,324        --       14,757      2,324      14,757      17,081       548    1997      1995
 San Antonio,
  Texas:
 Applegate.......       --     1,455      8,248         869      1,455       9,117      10,572       997    1983      1993
 Austin Point....       --     1,728      9,725       1,283      1,728      11,008      12,736     1,180    1982      1993
 Camino Real.....       --     1,084      4,338       1,240      1,084       5,578       6,662       682    1979      1993
 Cobblestone
  Village........       --       786      3,120         745        786       3,865       4,651       805    1984      1992
 Contour Place...       --       456      1,829         491        456       2,320       2,776       528    1984      1992
 The Crescent....       --     1,145        --       14,800      1,145      14,800      15,945     1,820    1994      1992
 Dymaxion........       --       683      3,740         430        683       4,170       4,853       348    1984      1994
 Marbach Park....       --     1,122      6,361         859      1,122       7,220       8,342       824    1985      1993
 Palisades Park..       --     1,167      6,613         523      1,167       7,136       8,303       806    1983      1993
 Rancho Mirage...       --       724      2,971       1,597        724       4,568       5,292       501    1974      1993
 Stanford
  Heights........       --     1,631        --       11,807      1,631      11,807      13,438       897    1996      1993
 Sterling
  Heights........       --     1,644        --       10,511      1,644      10,511      12,155       899    1995      1993
 Villas of Castle
  Hills..........       --     1,037      4,148         914      1,037       5,062       6,099       566    1971      1993
 Villas of St.
  Tropez I.......       --     2,013      8,054       1,630      2,013       9,684      11,697     1,239    1982      1992
 Waters of
  Northern
  Hills..........       --     1,251      7,105         979      1,251       8,084       9,335       836    1982      1994
 San Diego,
  California:
 Club Pacifica...       --     2,141     12,132         563      2,141      12,695      14,836       577    1987      1996
 El Dorado
  Hills..........    16,549    4,418     25,084       2,258      4,418      27,342      31,760       972    1983      1996
 La Jolla Point..    21,539    4,616     26,160       1,271      4,616      27,431      32,047       494    1986      1997
 Ocean Crest.....       --     2,369     13,427         916      2,369      14,343      16,712       673    1993      1996
 The Palisades...       144    4,741     26,866         516      4,741      27,382      32,123       788    1991      1996
 Scripps
  Landing........       --     1,332      7,550         633      1,332       8,183       9,515       877    1985      1994
 Tierrasanta
  Ridge..........        90    2,859     16,130       1,018      2,859      17,148      20,007     1,670    1994      1994
 Torrey Hills....       --    10,400        659         --      10,400         659      11,059       (d)     (d)      1997
 San Francisco
  (Bay Area),
  California:
 Ashton Place....    46,795    9,782     55,429       8,521      9,782      63,950      73,732     2,042    1970      1996

                                                                    COSTS         GROSS AMOUNT AT WHICH
                                            INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                                           ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                                   ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION
    PROPERTIES                    BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR
    ----------                    -------- -------- ------------ ----------- -------- ------------ ---------- ---------- ---------
 Hacienda........                 $  5,604 $ 18,696  $      668   $    662   $ 18,696  $    1,330  $   20,026  $    (d)     (d)
 Harborside......                      --     3,213      18,210        146      3,213      18,356      21,569       491    1989
 Los Padres......                      --     4,579      25,946        301      4,579      26,247      30,826       471    1988
 Marina Lakes....                   13,338    5,952      33,728        427      5,952      34,155      40,107       764    1991
 Monterrey Road..                      --     4,451          13      1,670      4,451       1,683       6,134       (d)     (d)
 Sundance at
  Vallejo Ranch..                      --     2,633      14,923      1,678      2,633      16,601      19,234       719    1986
 Redwood Shores..                   24,770    5,608      31,778        612      5,608      32,390      37,998     1,084    1986
 Reflections.....                       66    7,820      44,311        915      7,820      45,226      53,046     1,106    1988
 Treat Commons...                    7,104    5,788      32,802        615      5,788      33,417      39,205     1,781    1988
 Villas at Santa
  Rita...........                      --     8,950         170      1,451      8,950       1,621      10,571       (d)     (d)
 Santa Fe, New
  Mexico:
 Talavera........                      --       760         --      11,925        760      11,925      12,685     1,449    1994
 Seattle,
  Washington:
 The Cambrian....                      --     6,231      35,309        732      6,231      36,041      42,272       552    1991
 Canyon Creek....                      --     5,250         --      19,642      5,250      19,642      24,892       286    1997
 Canyon Pointe...                      --     3,121      17,684         23      3,121      17,707      20,828       --     1990
 Fairwood
  Landing........                    5,730    1,223       6,928        738      1,223       7,666       8,889       200    1982
 Forestview......                      --     1,681         --       6,843      1,681       6,843       8,524       (d)     (d)
 Harbour Pointe..                      --     2,027         --      13,097      2,027      13,097      15,124        67    1997
 Inglewood
  Hills..........                      --     2,463          68      1,291      2,463       1,359       3,822       (d)     (d)
 Logan's Ridge...                      --     1,950      11,118        335      1,950      11,453      13,403       844    1987
 Matanza Creek...                      --     1,016       5,814        334      1,016       6,148       7,164       452    1991
 Millwood
  Estates........                      --     1,593       9,200        689      1,593       9,889      11,482       740    1987
 Newport
  Crossing.......                      --     1,694       9,602        545      1,694      10,147      11,841       269    1990
 Pebble Cove.....                      --     1,895         --      15,581      1,895      15,581      17,476       645    1996
 Remington Park..                      --     2,795      15,593        805      2,795      16,398      19,193     1,148    1990
 Stonemeadow
  Farms..........                      --     4,370         --       5,709      4,370       5,709      10,079       (d)     (d)
 Walden Pond.....                      --     2,033      11,535        375      2,033      11,910      13,943       876    1990
 Waterford
  Place..........                      --     4,131      23,407        359      4,131      23,766      27,897       162    1989
 Tucson, Arizona:
 San Ventana
  (i)............                      --     3,177         --      21,843      3,177      21,843      25,020       972    1997
 Tierra Antigua..                      --       992       3,967        588        992       4,555       5,547       836    1979
 Villa Caprice...                      --     1,279       7,248        523      1,279       7,771       9,050       862    1972
 Ventura County,
  California:
 Le Club.........                   21,700    4,958      28,097        525      4,958      28,622      33,580       447    1987
 Pelican Point...                      --     4,365      24,735        410      4,365      25,145      29,510       341    1985
                                  -------- --------  ----------   --------   --------  ----------  ----------  --------
 Total
  Multifamily....                  265,652  447,773   1,344,693    758,874    447,773   2,103,567   2,551,340   125,689
                                  -------- --------  ----------   --------   --------  ----------  ----------  --------
Other land held:
 Austin, Texas:
 Estates of Gracy
  Farms..........                      --       788         --         514        788         514       1,302       --      --
 Ridgeline
  Commercial
  Land...........                      --       --          --       1,860        --        1,860       1,860       --      --
 El Paso, Texas:
 West Ten........                      --     1,523         --        (854)     1,523        (854)        669       --      --
 Dallas, Texas:
 Cracker Barrel..                      --       245         --         --         245         --          245       --      --
 Houston, Texas:
 American Rice
  II/Memorial
  Heights III....                      --     2,213         --       1,666      2,213       1,666       3,879       --      --
 Sacks/SPCA......                      --     3,375         --         120      3,375         120       3,495       --      --
 Kansas City,
  Kansas:
 SWC 119th &
  Quiviara.......                      --     1,565         --         548      1,565         548       2,113       --      --
 San Antonio,
  Texas:
 Dymaxion Phase
  II.............                      --       545         --          15        545          15         560       --      --
 Indian Trails
  Phase II.......                      --       864         --          35        864          35         899       --      --
 Villas of St. Tropez Phase II..       --       605         --         612        605         612       1,217       --      --
                                    YEAR
    PROPERTIES                    ACQUIRED
    ----------                    --------
 Hacienda........                   1997
 Harborside......                   1996
 Los Padres......                   1997
 Marina Lakes....                   1997
 Monterrey Road..                   1997
 Sundance at
  Vallejo Ranch..                   1996
 Redwood Shores..                   1996
 Reflections.....                   1997
 Treat Commons...                   1995
 Villas at Santa
  Rita...........                   1997
 Santa Fe, New
  Mexico:
 Talavera........                   1993
 Seattle,
  Washington:
 The Cambrian....                   1997
 Canyon Creek....                   1997
 Canyon Pointe...                   1997
 Fairwood
  Landing........                   1996
 Forestview......                   1996
 Harbour Pointe..                   1996
 Inglewood
  Hills..........                   1997
 Logan's Ridge...                   1995
 Matanza Creek...                   1995
 Millwood
  Estates........                   1995
 Newport
  Crossing.......                   1997
 Pebble Cove.....                   1995
 Remington Park..                   1995
 Stonemeadow
  Farms..........                   1997
 Walden Pond.....                   1995
 Waterford
  Place..........                   1997
 Tucson, Arizona:
 San Ventana
  (i)............                   1993
 Tierra Antigua..                   1992
 Villa Caprice...                   1993
 Ventura County,
  California:
 Le Club.........                   1997
 Pelican Point...                   1997
 Total
  Multifamily....
Other land held:
 Austin, Texas:
 Estates of Gracy
  Farms..........                   1993
 Ridgeline
  Commercial
  Land...........                   1993
 El Paso, Texas:
 West Ten........                   1994
 Dallas, Texas:
 Cracker Barrel..                   1993
 Houston, Texas:
 American Rice
  II/Memorial
  Heights III....                   1994
 Sacks/SPCA......                   1996
 Kansas City,
  Kansas:
 SWC 119th &
  Quiviara.......                   1996
 San Antonio,
  Texas:
 Dymaxion Phase
  II.............                   1994
 Indian Trails
  Phase II.......                   1994
 Villas of St. Tropez Phase II..    1994

                                                      COSTS         GROSS AMOUNT AT WHICH
                              INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                             ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                     ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES      BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------      -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Walker Ranch
  Phase I.........  $    --  $  2,230  $      --    $  1,296   $  2,230  $    1,296  $    3,526  $    --      --       1994
 Walker Ranch
  Phase II........       --     1,481         --         589      1,481         589       2,070       --      --       1994
 Walker Ranch
  Phase III.......       --       555         --         262        555         262         817       --      --       1994
 Santa Fe, New
  Mexico:
 St. Francis......       --     1,941         --        (913)     1,941        (913)      1,028       --      --       1994
 Foothills of
  Santa Fe
  Phase I.........       --     1,396         --       1,154      1,396       1,154       2,550       --      --       1995
 Foothills of
  Santa Fe
  Phase II........       --     1,115         --         172      1,115         172       1,287       --      --       1995
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
 Total other land
  held............       --    20,441         --       7,076     20,441       7,076      27,517       --
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
Non-multifamily:
 San Francisco,
  California:
 Wharf Holiday Inn
  Hotel...........       --    12,861       1,935      8,074     12,861      10,009      22,870     3,741    1972      1971
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
 Other............       --       567       2,504        121        567       2,625       3,192       288    1987      1987
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
  Total non-
   multifamily....       --    13,428       4,439      8,195     13,428      12,634      26,062     4,029
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
  Total...........  $265,652 $481,642  $1,349,132   $774,145   $481,642  $2,123,277  $2,604,919  $129,718
                    ======== ========  ==========   ========   ========  ==========  ==========  ========

-------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(d) As of 12/31/97, community was under construction.
(e) Phase I (208 units) was acquired in 1993 and Phase II (208 units) was developed in 1996.
(f) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(g) Phase I (208 units) was acquired in 1991 and Phase II (144 units) was developed in 1994.
(h) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978.
(i) Represents properties owned by third party developers that are subject to presale agreements to PTR to acquire such properties. PTR's investment as of December 31, 1997 represents development loans made by PTR to such developers.
(j) Phase I & II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(k) Phase I (192 units) was acquired in 1995 and Phase II (32 units) was developed in 1997.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of PTR's investment in real estate, at cost (in thousands):

                                                      DECEMBER 31,
                                            ----------------------------------
             CARRYING AMOUNTS                  1997        1996        1995
             ----------------               ----------  ----------  ----------
Balance at January 1....................... $2,153,363  $1,855,866  $1,296,288
                                            ----------  ----------  ----------
Multifamily:
  Acquisitions and renovation
   expenditures............................    434,421     463,935     385,356
  Development expenditures, excluding land
   acquisitions............................    205,619     187,377     117,980
  Acquisition and improvement of land for
   development.............................     75,196      20,880      11,255
  Recurring capital expenditures...........      8,762       7,992       5,119
  Dispositions.............................   (269,059)   (269,693)     (6,166)
  Provisions for possible loss on
   investments.............................     (2,800)        --          --
                                            ----------  ----------  ----------
  Net Multifamily activity subtotal........ $  452,139  $  410,491  $  513,544
                                            ----------  ----------  ----------
Non-multifamily:
  Homestead development expenditures,
   including land acquisitions.............        --       54,883      48,247
  Contribution of Homestead Assets.........        --     (161,370)        --
  Non-multifamily dispositions.............       (383)     (6,527)     (2,235)
  Provisions for possible loss on
   investments.............................       (200)        --         (220)
  Other....................................        --           20         242
                                            ----------  ----------  ----------
  Net non-multifamily activity subtotal.... $     (583) $ (112,994) $   46,034
                                            ----------  ----------  ----------
Balance at December 31..................... $2,604,919  $2,153,363  $1,855,866
                                            ==========  ==========  ==========
                                                      DECEMBER 31,
                                            ----------------------------------
         ACCUMULATED DEPRECIATION              1997        1996        1995
         ------------------------           ----------  ----------  ----------
Balance at January 1 ...................... $   97,574  $   81,979  $   46,199
Depreciation for the year..................     52,893      44,887      36,685
Accumulated depreciation of real estate
 sold......................................    (20,749)    (22,653)       (646)
Contribution of Homestead Assets...........        --       (6,639)        --
Other......................................        --          --         (259)
                                            ----------  ----------  ----------
Balance at December 31..................... $  129,718  $   97,574  $   81,979
                                            ==========  ==========  ==========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have audited the accompanying consolidated balance sheets of Security Capital Industrial Trust and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Industrial Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
March 13, 1998

                       SECURITY CAPITAL INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
                                                        (IN THOUSANDS, EXCEPT
                                                             SHARE DATA)
                        ASSETS
                        ------
Real Estate............................................ $3,006,236  $2,508,747
  Less accumulated depreciation........................    171,525     109,147
                                                        ----------  ----------
                                                         2,834,711   2,399,600
Investments in and Advances to Unconsolidated
 Subsidiaries..........................................     86,139         --
Cash and Cash Equivalents..............................     25,009       4,770
Accounts Receivable....................................     12,554       5,397
Other Assets...........................................     75,540      52,539
                                                        ----------  ----------
    Total assets....................................... $3,033,953  $2,462,306
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit....................................... $      --   $   38,600
  Long-term debt.......................................    724,052     524,191
  Mortgage notes payable...............................     87,937      91,757
  Securitized debt.....................................     33,197      36,025
  Assessment bonds payable.............................     11,894      12,170
  Accounts payable and accrued expenses................     62,850      35,357
  Construction payable.................................     27,221      24,645
  Net amount due to a related party....................      1,138         --
  Distributions payable................................     33,449      25,058
  Other liabilities....................................     22,174      18,130
                                                        ----------  ----------
    Total liabilities..................................  1,003,912     805,933
                                                        ----------  ----------
Commitments and Contingencies
Minority Interest......................................     53,304      56,984
Shareholders' Equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
   shares issued and outstanding at December 31, 1997
   and 1996; stated liquidation preference of $25 per
   share...............................................    135,000     135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 8,000,300 shares issued and outstanding at
   December 31, 1997 and 8,050,000 shares issued and
   outstanding at December 31, 1996; stated liquidation
   preference of $25 per share.........................    200,008     201,250
  Series C Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1997
   and 1996; stated liquidation preference of $50 per
   share...............................................    100,000     100,000
  Common shares of beneficial interest, $0.01 par
   value; 117,364,148 shares issued and outstanding at
   December 31, 1997 and 93,676,546 shares issued and
   outstanding at December 31, 1996....................      1,174         937
Additional paid-in capital.............................  1,773,465   1,257,347
Employee share purchase notes..........................    (27,186)        --
Cumulative translation adjustments.....................        (63)        --
Distributions in excess of net earnings................   (205,661)    (95,145)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,976,737   1,599,389
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,033,953  $2,462,306
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                      1997     1996      1995
                                                    -------- --------  --------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
Income:
  Rental income.................................... $284,533 $227,000  $153,879
  Other real estate income.........................   12,291    5,342     2,899
  Income from unconsolidated subsidiaries..........    3,278      --        --
  Interest income..................................    2,392    1,121     1,725
                                                    -------- --------  --------
    Total income...................................  302,494  233,463   158,503
                                                    -------- --------  --------
Expenses:
  Rental expenses, net of recoveries of $42,288 in
   1997, $30,469 in 1996 and $17,788 in 1995.......   23,187   21,734    17,028
  Property management fees paid to a related party,
   net of recoveries of $3,870 in 1997, $3,208 in
   1996 and $2,351 in 1995.........................    3,821    4,940     1,432
  Depreciation and amortization....................   76,562   59,850    39,767
  Interest expense.................................   52,704   38,819    32,005
  REIT management fee paid to a related party......   17,791   21,472    14,207
  Administrative services fee paid to a related
   party...........................................    1,113      --        --
  General and administrative.......................    5,742    1,025       839
  Costs incurred in acquiring management companies
   from a related party............................   75,376      --        --
  Foreign exchange loss............................    6,376      --        --
  Other expense....................................    3,891    2,913     2,234
                                                    -------- --------  --------
    Total expenses.................................  266,563  150,753   107,512
                                                    -------- --------  --------
Net earnings before minority interest and
 gain/(loss) on disposition of real estate.........   35,931   82,710    50,991
Minority interest share in net earnings............    3,560    3,326     3,331
                                                    -------- --------  --------
Net earnings before gain/(loss) on disposition of
 real estate.......................................   32,371   79,384    47,660
Gain/(loss) on disposition of real estate..........    7,378      (29)    1,053
                                                    -------- --------  --------
Net earnings.......................................   39,749   79,355    48,713
Less preferred share dividends.....................   35,318   25,895     6,698
                                                    -------- --------  --------
Net Earnings Attributable to Common Shares......... $  4,431 $ 53,460  $ 42,015
                                                    ======== ========  ========
Weighted Average Common Shares Outstanding
 (Basic)...........................................  100,729   84,504    68,924
                                                    ======== ========  ========
Weighted Average Common Shares Outstanding
 (Diluted).........................................  100,869   84,511    74,422
                                                    ======== ========  ========
Per Share Net Earnings Attributable to Common
 Shares:
  Basic............................................ $   0.04 $   0.63  $   0.61
                                                    ======== ========  ========
  Diluted.......................................... $   0.04 $   0.63  $   0.61
                                                    ======== ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      SERIES A  SERIES B   SERIES C
                                      PREFERRED PREFERRED  PREFERRED
                                      SHARES AT SHARES AT  SHARES AT              CUMU-
                         COMMON       AGGREGATE AGGREGATE  AGGREGATE             LATIVE   DISTRI-
                         SHARES        LIQUI-    LIQUI-     LIQUI-     ADDI-     TRANS-   BUTIONS   EMPLOYEE    TOTAL
                   ------------------  DATION    DATION     DATION     TIONAL    LATION  IN EXCESS   SHARE      SHARE-
                    NUMBER     PAR     PREFER-   PREFER-    PREFER-   PAID-IN    ADJUST-  OF NET    PURCHASE   HOLDERS
                   OF SHARES  VALUE     ENCE      ENCE       ENCE     CAPITAL     MENTS  EARNINGS    NOTES      EQUITY
                   --------- -------- --------- ---------  --------- ----------  ------- ---------  --------  ----------
                                                            (IN THOUSANDS)
Balances at
December 31,
1994..............   64,587  $  645.8 $    --   $    --    $    --   $  808,003   $--    $ (30,874) $    --   $  777,775
 Sale of common
 shares...........   16,260     162.6      --        --         --      249,837    --          --        --      250,000
 Sale of preferred
 shares...........      --        --   135,000       --         --          --                 --        --      135,000
 Dividend
 reinvestment and
 share purchase
 plan.............       13       0.1      --        --         --          217    --          --        --          217
 Less cost of
 raising capital..                         --        --         --       (5,022)   --          --        --       (5,022)
 Limited
 partnership units
 converted to
 common shares....      556       5.6      --        --         --        6,107    --          --        --        6,112
 Net earnings
 before gain on
 disposition of
 real estate......      --        --       --        --         --          --     --       47,660       --       47,660
 Gain on
 disposition of
 real estate......      --        --       --        --         --          --     --        1,053       --        1,053
 Common share
 distributions....      --        --       --        --         --          --     --      (49,348)      --      (49,348)
 Series A
 Preferred Share
 dividends........      --        --       --        --         --          --     --       (6,698)      --       (6,698)
 Distributions
 accrued..........      --        --       --        --         --          --     --      (20,558)      --      (20,558)
                    -------  -------- --------  --------   --------  ----------   ----   ---------  --------  ----------
Balances at
December 31,
1995..............   81,416     814.1  135,000       --         --    1,059,142    --      (58,765)      --    1,136,191
 Sale of common
 shares...........   12,218     122.5      --                           210,639    --          --        --      210,762
 Sales of
 preferred
 shares...........      --        --       --    201,250    100,000                --          --        --      301,250
 Dividend
 reinvestment and
 share purchase
 plan.............       21        .2      --        --         --          356    --          --        --          356
 Common shares
 issued upon
 exercise of
 warrants.........       22        .2      --        --         --          218    --          --        --          218
 Less cost of
 raising capital..      --        --       --        --         --      (13,008)   --          --        --      (13,008)
 Net earnings
 before loss on
 disposition of
 real estate......      --        --       --        --         --          --     --       79,384       --       79,384
 Loss on
 disposition of
 real estate......      --        --       --        --         --          --     --          (29)      --          (29)
 Common share
 distributions....      --        --       --        --         --          --     --      (64,782)      --      (64,782)
 Preferred share
 dividends........      --        --       --        --         --          --     --      (25,895)      --      (25,895)
 Distributions
 accrued..........      --        --       --        --         --          --     --      (25,058)      --      (25,058)
                    -------  -------- --------  --------   --------  ----------   ----   ---------  --------  ----------
Balances at
December 31,
1996..............   93,677     937.0  135,000   201,250    100,000   1,257,347    --      (95,145)      --    1,599,389
 Sale of common
 shares...........   22,147     221.5      --        --         --      488,432    --          --        --      488,653
 Dividend
 reinvestment and
 share purchase
 plan.............       20       0.2      --        --         --          429    --          --        --          429
 Limited
 partnership units
 converted to
 common shares....      105       1.0      --        --         --        1,587    --          --        --        1,588
 Series B
 Preferred Shares
 converted to
 common shares....       63       0.6      --     (1,242)       --        1,241    --          --        --            0
 Common shares
 issued under
 employee share
 purchase plan,
 net..............    1,352      13.5      --        --         --       28,677    --          --    (27,186)      1,505
 Less cost of
 raising capital..      --        --       --        --         --       (4,248)   --          --        --       (4,248)
 Cumulative
 translation
 adjustments for
 fluctuations in
 foreign currency
 rates............      --        --       --        --         --          --     (63)        --        --          (63)
 Net earnings
 before gain on
 disposition of
 real estate......      --        --       --        --         --          --     --       32,371       --       32,371
 Gain on
 disposition of
 real estate......      --        --       --        --         --          --     --        7,378       --        7,378
 Common share
 distributions....      --        --       --        --         --          --     --      (81,498)      --      (81,498)
 Preferred share
 dividends........      --        --       --        --         --          --     --      (35,318)      --      (35,318)
 Distributions
 accrued..........      --        --       --        --         --          --     --      (33,449)      --      (33,449)
                    -------  -------- --------  --------   --------  ----------   ----   ---------  --------  ----------
Balances at
December 31,
1997..............  117,364  $1,173.8 $135,000  $200,008   $100,000  $1,773,465   $(63)  $(205,661) $(27,186) $1,976,737
                    =======  ======== ========  ========   ========  ==========   ====   =========  ========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                  1997       1996       1995
                                                ---------  ---------  ---------
                                                       (IN THOUSANDS)
Operating Activities:
 Net earnings.................................  $  39,749  $  79,355  $  48,713
 Minority interest............................      3,560      3,326      3,331
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization..............     76,275     59,850     39,767
   (Gain)/loss on disposition of real estate..     (7,378)        29     (1,053)
   Rent leveling..............................     (5,435)    (4,777)    (4,364)
   Costs incurred in acquiring management
    companies from a related party............     75,376        --         --
   Change in investment in and advances to
    unconsolidated subsidiaries...............       (770)       --         --
   Foreign exchange loss on remeasurement.....        348        --         --
   Amortization of deferred financing costs...      1,977      2,339      2,092
 Increase in accounts receivable and other
  assets......................................    (24,103)   (10,166)   (14,392)
 Increase in accounts payable and accrued
  expenses....................................     27,492      2,531     19,028
 Increase in other liabilities................      4,044      3,714      7,032
 Increase in net amount due to a related
  party.......................................      1,138        --         --
                                                ---------  ---------  ---------
     Net cash provided by operating
      activities..............................    192,273    136,201    100,154
                                                ---------  ---------  ---------
Investing Activities:
 Real estate investments......................   (601,577)  (657,873)  (633,251)
 Investments in and advances to
  unconsolidated subsidiaries.................    (85,369)       --         --
 Tenant improvements and lease commissions....    (15,539)   (14,806)    (6,163)
 Recurring capital expenditures...............     (5,523)    (2,851)      (330)
 Proceeds from disposition of real estate.....    137,147      9,652     10,949
                                                ---------  ---------  ---------
     Net cash used in investing activities....   (570,861)  (665,878)  (628,795)
                                                ---------  ---------  ---------
Financing Activities:
 Proceeds from sale of shares, net of
  expenses....................................    330,005    434,587    279,977
 Net proceeds from sale of shares to a
  related party...............................     75,000     64,416    100,001
 Proceeds from exercised warrants and
  dividend reinvestment and share purchase
  plan........................................        429        574        217
 Proceeds from long-term debt offerings.......    199,772    199,632    324,455
 Debt issuance costs..........................     (2,469)    (4,698)    (6,194)
 Distributions paid to common shareholders....   (106,556)   (85,340)   (64,445)
 Distributions paid to minority interest
  holders.....................................     (5,665)    (5,237)    (5,033)
 Preferred share dividends....................    (35,318)   (25,895)    (6,698)
 Reduction of employee share purchase notes...         64        --         --
 Termination of interest rate contracts.......      1,894        --         --
 Proceeds from line of credit.................    530,991    411,200    361,100
 Payments on line of credit...................   (569,591)  (453,600)  (440,100)
 Regularly scheduled principal payments on
  mortgage notes payable......................     (4,925)    (3,738)    (3,491)
 Balloon principal payments made upon
  maturity....................................    (14,804)   (19,689)   (10,183)
                                                ---------  ---------  ---------
     Net cash provided by financing
      activities..............................    398,827    512,212    529,606
                                                ---------  ---------  ---------
Net Increase/(Decrease) in Cash and Cash
 Equivalents..................................     20,239    (17,465)       965
Cash and Cash Equivalents, beginning of year..      4,770     22,235     21,270
                                                ---------  ---------  ---------
Cash and Cash Equivalents, end of year........  $  25,009  $   4,770  $  22,235
                                                =========  =========  =========
Supplemental Schedule of Noncash Investing and
 Financing Activities:
 In conjunction with real estate acquired:
   Assumption of existing mortgage notes......  $  12,805  $  18,103  $  14,688
   Issuance of common shares..................  $   1,000  $     --   $     --
 In conjunction with the acquisition of
  management companies
   Issuance of common shares to a related
    party.....................................  $  79,840  $     --   $     --
   Purchase of computer and telephone
    equipment.................................  $  (4,464) $     --   $     --
 Notes received from employees for common
  shares issued...............................  $  27,250  $     --   $     --
 Cumulative adjustment for translation of
  foreign currency, net.......................  $      63  $     --   $     --
 Conversion of partnership units into common
  shares......................................  $   1,588  $     --   $   6,112

  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL INDUSTRIAL TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS:

  Security Capital Industrial Trust ("SCI"), a Maryland real estate investment trust ("REIT"), is a publicly held global owner and operator of distribution properties focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the SCI International Operating System(TM). SCI engages in the acquisition, development, marketing, operation and long-term ownership of distribution facilities, and the development of master-planned distribution parks and corporate distribution facilities for its customers. SCI deploys capital in markets with excellent long-term growth prospects where SCI can achieve a strong market position through the acquisition and development of generic, flexible facilities designed for both warehousing and light manufacturing uses. As of December 31, 1997, SCI's portfolio contained 90,843,000 square feet in 1,005 operating buildings and SCI had an additional 8,442,000 square feet under development in 62 buildings for a total of 99,285,000 square feet in 44 target market cities in the United States, Mexico and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 REIT Organization Status

  In January 1993, SCI was formed as a Maryland real estate investment trust. In February 1993, Security Capital Industrial Investors Incorporated, a Delaware corporation, was merged with and into SCI. SCI has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.

  REITs are not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1997, 1996 and 1995, SCI was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements.

 Basis of Presentation

  The accompanying consolidated financial statements include the results of SCI, its subsidiaries and its majority-owned and controlled partnerships. The effects of intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform with the 1997 financial statement presentation.

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

 Real Estate and Depreciation

  Real estate is carried at cost. Costs directly related to the acquisition, renovation or development of real estate are capitalized and are depreciated over the following useful lives:

            Tenant improvements................. 10 years
            Acquired buildings.................. 30 years
            Developed buildings................. 40 years

  Depreciation is computed using a straight-line method. Certain real estate was acquired through the formation of partnerships (Note 6) wherein SCI contributed cash and the limited partners contributed real estate

                       SECURITY CAPITAL INDUSTRIAL TRUST
in exchange for partnership units which are ultimately exchangeable for SCI's Common Shares of Beneficial Interest, par value $0.01 per share (the "Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests at the acquisition dates because (1) SCI's cash contributions constituted over 50% of the acquisition prices, (2) the acquisitions were from unrelated third-parties and (3) the limited partners were not considered "promoters" under SEC Staff Accounting Bulletin 48. The limited partners' interests will be reflected as minority interest in the consolidated financial statements until the units are exchanged for SCI Common Shares.

 Long-Lived Assets

  Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. SCI's management also periodically reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, long-lived assets, including real estate assets, are not carried at amounts in excess of their estimated net realizable values.

 Capitalized Compensation and Overhead Costs

  Compensation and overhead costs incurred for development, renovation, acquisition, and leasing activities that are incremental and identifiable to specific and successful projects or leases are capitalized and depreciated over their useful lives as discussed in Real Estate and Depreciation or, in the case of leasing costs, amortized over SCI's average lease term of four years.

 Recent Accounting Pronouncements

  Effective December 15, 1997, SCI adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15 and requires restatement of prior years' earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in earnings. The adoption of SFAS No. 128 had no effect on SCI's reported earnings per share for the years ended December 31, 1997, 1996, and 1995.

  The FASB has also released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SCI already complied with the requirements of the statement which is effective for periods ending after December 15, 1997.

 Capitalized Interest

  SCI capitalizes interest costs incurred during the land development or construction period of qualifying projects.

 Deferred Loan Fees

  Included in other assets as of December 31, 1997 and 1996 are costs of $7.9 million and $9.2 million, respectively, associated with obtaining financing (Note 5) which have been capitalized and are being amortized (to interest expense or capitalized interest, as appropriate) over the life of the loan using the effective interest rate method.

                       SECURITY CAPITAL INDUSTRIAL TRUST

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash in bank accounts and funds invested in money market funds.

 Minority Interest

  Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by SCI. As discussed in Real Estate and Depreciation, certain minority interests are carried at the pro rata share of the estimated fair value of property at the acquisition dates. Common Shares of SCI issued upon exchange of limited partnership units will be accounted for at the cost of the minority interest surrendered. As of December 31, 1997, a total of 5,089,258 limited partnership units were held by minority interest limited partners in the various real estate partnerships (Note 6). Limited partners are entitled to exchange each partnership unit for one Common Share of SCI.

 Interest Rate Contracts

  SCI utilizes various interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt issuance.

 Foreign Currency Exchange Contracts

  Foreign currency forward contracts used in conjunction with the purchase and financing of a business are marked to market at the financial statement date and the gain or loss, if any, is reflected in the consolidated results of operations.

 Foreign Currency Translation/Remeasurement

  For foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at the exchange rates in effect at the end of the year and income statement accounts are translated at the average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity in a Cumulative Translation Adjustments account. For foreign subsidiaries who have transactions denominated in currencies other than their functional currency, nonmonetary assets and liabilities are remeasured at historical rates, monetary assets and liabilities are remeasured at the exchange rates in effect at the end of the year, and income statement accounts are remeasured at average exchange rates for the year. The remeasurement gains and losses of such foreign subsidiaries are included in the consolidated results of operations as foreign exchange gains or losses.

 Employee Stock Based Compensation

  SCI has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") and continues to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") as allowed under SFAS No. 123 and makes proforma fair value disclosures required by SFAS No. 123. In accordance with APB No. 25, total compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee and is recognized as expense over the period the employee performs related services.

                       SECURITY CAPITAL INDUSTRIAL TRUST

 Unconsolidated Subsidiaries

  SCI's investment in 100% of the preferred stock of SCI Logistics Services Incorporated ("SCI Logistics") is accounted for under the equity method because SCI exercises significant influence over the operating and financial activities of SCI Logistics (Note 4). Accordingly, the investment in SCI Logistics is carried at cost as adjusted for SCI's proportionate share of SCI Logistics' earnings or losses.

3. REAL ESTATE

  Real estate investments are comprised of income producing distribution facilities, construction in progress and land held for distribution facility development in the following markets:

                                                                 PERCENTAGE OF
                                                                  TOTAL COST
                                                                 --------------
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
U.S. MARKETS
  Atlanta, Georgia..............................................   7.90%   7.99%
  Austin, Texas.................................................   2.40    3.32
  Birmingham, Alabama...........................................   1.16    1.33
  Charlotte, North Carolina.....................................   2.45    2.39
  Chattanooga, Tennessee........................................   0.52    0.60
  Chicago, Illinois.............................................   5.43    3.80
  Cincinnati, Ohio..............................................   2.86    2.57
  Columbus, Ohio................................................   2.16    2.16
  Dallas/Fort Worth, Texas......................................   5.40    4.79
  Denver, Colorado..............................................   2.11    2.37
  East Bay (San Francisco), California..........................   3.99    4.49
  El Paso, Texas................................................   2.96    2.99
  Fort Lauderdale/Miami, Florida................................   1.13    1.05
  Houston, Texas................................................   5.05    5.16
  Indianapolis, Indiana.........................................   3.85    4.69
  Kansas City, Kansas/Missouri..................................   1.82    1.95
  Las Vegas, Nevada.............................................   2.10    1.99
  Los Angeles/Orange County, California.........................   4.75    3.65
  Louisville, Kentucky..........................................   0.45    0.46
  Memphis, Tennessee............................................   2.05    2.03
  Nashville, Tennessee..........................................   1.78    1.87
  New Jersey/I-95 Corridor......................................   2.90    1.92
  Oklahoma City, Oklahoma.......................................   0.35    0.56
  Orlando, Florida..............................................   1.08    1.15
  Phoenix, Arizona..............................................   1.51    1.69
  Portland, Oregon..............................................   2.37    2.29
  Reno, Nevada..................................................   1.99    2.01
  Rio Grande Valley (Brownsville), Texas........................   0.93    0.89
  Salt Lake City, Utah..........................................   1.60    2.35
  San Antonio, Texas............................................   3.54    4.56
  San Diego, California.........................................   0.46    0.61

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                              PERCENTAGE OF
                                                               TOTAL COST
                                                              --------------
                                                              DECEMBER 31,
                                                              --------------
                                                               1997    1996
                                                              ------  ------
U.S. MARKETS (CONTINUED)
  Seattle, Washington........................................   1.46    1.57
  South Bay (San Francisco), California......................   7.22    7.84
  St. Louis, Missouri........................................   0.94     --
  Tampa, Florida.............................................   4.02    4.53
  Tulsa, Oklahoma............................................   0.45    0.49
  Washington, D.C./Baltimore.................................   4.69    5.08
  Other......................................................   0.35    0.81
INTERNATIONAL MARKETS
  Amsterdam, Netherlands.....................................   0.01     --
  Juarez, Mexico.............................................   0.27     --
  Lyons, France..............................................   0.29     --
  Monterrey, Mexico..........................................   0.38     --
  Paris, France..............................................   0.25     --
  Reynosa, Mexico............................................   0.18     --
  Rotterdam, Netherlands.....................................   0.44     --
                                                              ------  ------
                                                              100.00% 100.00%
                                                              ======  ======

  The following summarizes real estate investments as of December 31 (in thousands):

                                                             1997       1996
                                                          ---------- ----------
Land held for development................................ $  159,645 $  109,316
Land under development...................................     65,773     40,465
Improved land............................................    420,019    356,428
Buildings and improvements...............................  2,233,585  1,918,256
Construction in progress.................................    114,495     77,506
Capitalized preacquisition costs.........................     12,719      6,776
                                                          ---------- ----------
  Total real estate......................................  3,006,236  2,508,747
Less accumulated depreciation............................    171,525    109,147
                                                          ---------- ----------
  Net real estate........................................ $2,834,711 $2,399,600
                                                          ========== ==========

  Capitalized preacquisition costs include $3,644,000 and $1,634,000 of funds on deposit with title companies as of December 31, 1997 and 1996, respectively, for property acquisitions. In addition to the December 31, 1997 construction payable accrual of $27.2 million, SCI had unfunded commitments on its contracts for developments under construction totaling $146.4 million.

  Other real estate income consists primarily of gains on disposition of undepreciated property and fees and other income from corporate distribution facilities services generated to a large extent by SCI Development Services Incorporated ("SCI Development Services"). SCI Development Services develops corporate distribution facilities to meet customer requirements or works on a fee basis for customers whose space needs do not meet SCI's strict investment criteria for long-term ownership. Through its 100% preferred stock ownership, SCI will realize substantially all economic benefits of SCI Development Services' activities. Further, SCI advances mortgage loans to SCI Development Services to fund acquisition, development and construction

                       SECURITY CAPITAL INDUSTRIAL TRUST

("AD&C") activity. In accordance with accounting guidance for AD&C lending, SCI accounts for these loans as real estate investments, effectively consolidating the activities of SCI Development Services. As of December 31, 1997, the outstanding balances of development and mortgage loans made by SCI to SCI Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $184.8 million. SCI Development Services pays federal and state taxes at the applicable corporate rate.

  SCI leases its properties to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the customer. SCI's largest customer accounted for less than 1.0% of SCI's 1997 rental income (on an annualized basis), and the annualized base rent for SCI's 20 largest customers accounted for less than 12.4% of SCI's 1997 rental income (on an annualized basis). Minimum lease payments receivable on non-cancelable leases with lease periods greater than one year are as follows (in thousands):

        1998........................................................ $   286,305
        1999........................................................     242,379
        2000........................................................     189,299
        2001........................................................     140,487
        2002........................................................      93,776
        Thereafter..................................................     200,875
                                                                     -----------
                                                                     $ 1,153,121
                                                                     ===========

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES:

  On September 1, 1997, SCI Development Services acquired 9.6% of the outstanding common shares of Insight, Inc., a privately owned logistics optimization consulting company, for $500,000, and committed to invest an additional $2.0 million over the next two years to increase its ownership to 33%. SCI Development Services has accounted for this investment on the cost method.

  On April 24, 1997, SCI Logistics acquired a 60% interest in a refrigerated warehousing company, renamed CS Integrated LLC ("CSI"). During the third and fourth quarters of 1997 SCI Logistics contributed additional capital to CSI which increased its ownership to 77.1%. As of December 31, 1997, CSI owned refrigerated warehousing totaling 69.0 million cubic feet and also had 9.6 million cubic feet under construction. SCI owns 100% of the non-voting preferred stock of SCI Logistics. An unrelated third party owns 100% of the common stock of SCI Logistics. Through its 100% preferred stock ownership, SCI will realize substantially all economic benefits of SCI Logistics' activities.

  As of December 31, 1997, Investments in and Advances to Unconsolidated Subsidiaries consists of the following items (in thousands):

        Investment in Insight, Inc..................................... $   500
        Investment in preferred stock of SCI Logistics.................   7,404
        Note receivable from SCI Logistics.............................  75,207
        Accrued interest and other receivables.........................   3,028
                                                                        -------
          Total........................................................ $86,139
                                                                        =======

  The note receivable from SCI Logistics is an unsecured loan, which bears interest at 13% per annum payable on the 24th of April of each year, commencing April 24, 1998, and matures on April 24, 2002.

                       SECURITY CAPITAL INDUSTRIAL TRUST

5. BORROWINGS:

  Mortgage notes payable, assessment bonds payable and securitized debt consisted of the following at December 31, 1997 (in thousands):

                                                                           BALLOON
                                                        PERIODIC           PAYMENT
                                      INTEREST MATURITY PAYMENT  PRINCIPAL  DUE AT
       DESCRIPTION          MARKET      RATE     DATE     DATE    BALANCE  MATURITY
       -----------        ----------- -------- -------- -------- --------- --------
Mortgage Notes Payable:
 Eigenbrodt Way
  Distribution Center
  #1....................  East Bay      8.590% 04/01/03   (1)     $ 1,692  $ 1,479
 Gateway Corporate
  Center #10............  South Bay     8.590  04/01/03   (1)       2,002    1,361
 Hayward Industrial
  Center I & II.........  East Bay      8.590  04/01/03   (1)      14,280   12,480
 Kennedy International
  Cargo Center Land #1..  New Jersey    6.000  01/12/98   (1)       3,900    3,900
 MGI Portfolio..........  St. Louis     7.750  10/01/10   (2)       8,594      --
 Oxmoor Distribution
  Center #1.............  Birmingham    8.390  04/01/99   (1)       4,032    3,895
 Oxmoor Distribution
  Center #2.............  Birmingham    8.100  05/01/99   (1)       1,487    1,439
 Oxmoor Distribution
  Center #3.............  Birmingham    8.100  05/01/99   (1)       1,476    1,426
 Peter Cooper
  Distribution Center
  #1....................  El Paso      10.625  06/01/99   (1)       2,647    2,619
 Platte Valley
  Industrial Center #1..  Kansas City   9.750  03/01/00   (1)         448      256
 Platte Valley
  Industrial Center #3..  Kansas City   9.750  06/01/98   (1)       1,114    1,091
 Platte Valley
  Industrial Center #4..  Kansas City  10.100  11/01/21   (2)       2,080      --
 Platte Valley
  Industrial Center #8..  Kansas City   8.750  08/01/04   (1)       1,950    1,488
 Platte Valley
  Industrial Center #9..  Kansas City   8.100  04/01/17   (2)       3,407      --
 Princeton Distribution
  Center................  Cincinnati    9.250  02/19/99   (1)         378      378
 Rio Grande Industrial
  Center #1.............  Brownsville   8.875  09/01/01   (1)       3,218    2,544
 Riverside Industrial
  Center #3.............  Kansas City   8.750  08/01/04   (1)       1,532    1,170
 Riverside Industrial
  Center #4.............  Kansas City   8.750  08/01/04   (1)       4,140    3,161
 Southwide Lamar
  Industrial Center #1..  Memphis       7.670  05/01/24   (1)         424      674
 Sullivan 75
  Distribution Center
  #1....................  Atlanta       9.960  04/01/04   (1)       1,838    1,663
 Tampa West Distribution
  Center #20............  Tampa         9.125  11/30/00   (2)         157      --
 Thornton Business
  Center #1--#4.........  South Bay     8.590  04/01/03   (1)       9,366    8,185
 Titusville Industrial
  Center #1.............  Orlando      10.000  09/01/01   (1)       4,808    4,181
 Vista Del Sol
  Industrial Center #1..  El Paso       9.680  08/01/07   (2)       2,810      --
 Vista Del Sol
  Industrial Center #3..  El Paso       9.680  08/01/07   (2)       1,189      --
 West One Business
  Center #1.............  Las Vegas     8.250  09/01/00   (1)       4,505    4,252
 West One Business
  Center #3.............  Las Vegas     9.000  09/01/04   (1)       4,463    3,847
                                                                  -------
                                          8.65% Weighted average
                                                            rate  $87,937
                                                                  =======
Assessment Bonds
 Payable:
 City of Las Vegas......  Las Vegas      8.75% 10/01/13   (2)     $   303      --
 City of Las Vegas......  Las Vegas      8.75  10/01/13   (2)         299      --
 City of Las Vegas......  Las Vegas      8.75  10/01/13   (2)         200      --
 City of Hayward........  South Bay      7.00  03/01/98   (2)           2      --
 City of Fremont........  South Bay      7.00  03/01/11   (2)      10,404      --
 City of Wilsonville....  Portland       6.82  08/19/04   (2)         147      --
 City of Kent...........  Seattle        7.85  06/20/05   (2)         119      --
 City of Kent...........  Seattle        7.98  05/20/09   (2)          70      --
 City of Portland.......  Portland       7.25  11/07/15   (2)         108      --
 City of Portland.......  Portland       7.25  11/17/07   (2)           5      --
 City of Portland.......  Portland       7.25  09/15/16   (2)         237      --
                                                                  -------
                                          7.14% Weighted average
                                                            rate  $11,894
                                                                  =======
Securitized Debt:
 Tranche A..............  (3)            7.74% 02/01/04   (1)     $24,973  $20,821
 Tranche B..............  (3)            9.94  02/01/04   (1)       8,224    7,215
                                                                  -------
                                          8.29% Weighted average
                                                            rate  $33,197
                                                                  =======

--------
(1) Amortizing monthly with a balloon payment due at maturity.
(2) Fully amortizing.
(3) Secured by real estate located primarily in Fort Lauderdale/Miami, Orlando and Tampa.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Mortgage notes payable are secured by real estate with an aggregate undepreciated cost of $164.1 million at December 31, 1997. Assessment bonds payable are secured by real estate with an aggregate undepreciated cost of $224.3 million at December 31, 1997. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $66.7 million at December 31, 1997.

 Line of Credit

  SCI has a $350.0 million unsecured revolving line of credit agreement with NationsBank of Texas, N.A. ("NationsBank") (as agent for a bank group). Borrowings bear interest at SCI's option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.95% based upon SCI's current senior debt ratings. The prime rate was 8.5% and the 30-day LIBOR rate was 5.71875% at December 31, 1997. Additionally, there is a commitment fee ranging from .125% to .20% per annum of the unused line of credit balance. The line is scheduled to mature in May 1998 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders; if not extended, at SCI's election, the facility will either (a) convert to a three year term note, or (b) continue on a revolving basis with the remaining one year maturity. All debt incurrences are subject to a covenant that SCI maintain a debt to tangible net worth ratio of not greater than 1 to 1. Additionally, SCI is required to maintain an adjusted net worth (as defined) of at least $1.25 billion, to maintain interest payment coverage of not less than 2 to 1 and to maintain a fixed charge coverage ratio of not less than 1.75 to 1. SCI is in compliance with all covenants contained in the line of credit, and as of December 31, 1997, no borrowings were outstanding on the line of credit.

  On October 1, 1997, SCI extended its $25.0 million short-term unsecured discretionary line of credit with NationsBank through October 1, 1998. The rate of interest and the maturity date of each advance will be determined by agreement between SCI and NationsBank at the time of each advance. There were no borrowings outstanding on the line of credit at December 31, 1997.

  A summary of SCI's line of credit borrowings is as follows for the years ended December 31, (in thousands):

                                                               1997      1996
                                                             --------  --------
   Weighted average daily interest rate.....................     6.75%     7.02%
   Borrowings outstanding at December 31.................... $    --   $ 38,600
   Weighted average daily borrowings........................ $ 56,938  $ 44,268
   Maximum borrowings outstanding at any month end.......... $143,800  $124,200
   Total line of credit at December 31...................... $375,000  $350,000

 Long-Term Debt

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             -------- --------
                                                              (IN THOUSANDS)
8.72% Senior Unsecured Notes, issued on March 2, 1995 in an
 original principal amount of $150,000,000. Interest is
 payable March 1 and September 1 of each year. The Notes are payable in eight consecutive annual installments of
 $18,750,000 commencing March 1, 2002 and maturing on March
 1, 2009.................................................... $150,000 $150,000
9.34% Senior Unsecured Notes, issued on March 2, 1995 in an
 original principal amount of $50,000,000. Interest is
 payable March 1 and September 1 of each year. The Notes are payable in six consecutive annual installments ranging from
 $5,000,000 to $12,500,000 commencing on March 1, 2010 and
 maturing on March 1, 2015..................................   50,000   50,000

                       SECURITY CAPITAL INDUSTRIAL TRUST

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
7.125% Senior Unsecured Notes due 1998, issued on May 16,
 1995 in an original principal amount of $15,000,000, net of original issue discount. Interest is payable May 15 and
 November 15 of each year....................................  $ 14,998 $ 14,993
7.25% Senior Unsecured Notes due 2000, issued on May 16, 1995 in an original principal amount of $17,500,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year....................................    17,463   17,448
7.30% Senior Unsecured Notes due 2001, issued on May 16, 1995 in an original principal amount of $17,500,000, net of
 original issue discount. Interest is payable May 15 and
 November 15 of each year....................................    17,449   17,435
7.875% Senior Unsecured Notes, issued on May 16, 1995 in an
 original principal amount of $75,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in eight annual
 installments of $9,375,000 beginning May 15, 2002 and
 maturing on May 15, 2009....................................    74,694   74,668
7.25% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $50,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in four annual
 installments of $12,500,000 beginning May 15, 1999 and
 maturing on May 15, 2002....................................    49,962   49,951
7.95% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $100,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in four annual
 installments of $25,000,000 beginning May 15, 2005 and
 maturing on May 15, 2008....................................    99,851   99,840
8.65% Senior Unsecured Notes, issued on May 17, 1996 in an
 original principal amount of $50,000,000, net of original
 issue discount. Interest is payable May 15 and November 15
 of each year. The Notes are payable in seven annual
 installments ranging from $5,000,000 to $12,500,000
 beginning May 15, 2010 and maturing on May 15, 2016.........    49,861   49,856
7.81% Medium-Term Notes, issued on February 4, 1997 in an
 original principal amount of $100,000,000. Interest is
 payable February 1 and August 1 of each year. The Notes are payable in six annual installments ranging from $10,000,000 to $20,000,000 beginning February 1, 2010 and maturing on
 February 1, 2015............................................   100,000      --
7.625% Senior Unsecured Notes, due July 1, 2017, issued July
 11, 1997 in an original principal amount of $100,000,000,
 net of original issue discount. Interest is payable January
 1 and July 1 of each year...................................    99,774      --
                                                               -------- --------
 Total long-term debt, net of original issue discount........  $724,052 $524,191
                                                               ======== ========

  All of the foregoing Notes are redeemable at any time at the option of SCI, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between SCI and State Street Bank and Trust Company, as trustee.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Under the terms of the Indenture, SCI can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40% and (iii) SCI's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5 to 1. In addition, SCI may not at any time own total unencumbered assets, as defined in the Indenture, equal to less than 150% of the aggregate outstanding principal amount of SCI's unsecured debt. At December 31, 1997, SCI was in compliance with all debt covenants contained in the Indenture.

  Approximate principal payments due on long-term debt, mortgage notes payable, assessment bonds payable and securitized debt during each of the years in the five-year period ending December 31, 2002 and thereafter are as follows (in thousands):

        1998.......................................................... $ 24,062
        1999..........................................................   26,480
        2000..........................................................   38,887
        2001..........................................................   41,175
        2002..........................................................   45,148
        2003 and thereafter...........................................  682,276
                                                                       --------
        Total principal due...........................................  858,028
        Less: Original issue discount.................................     (948)
                                                                       --------
          Total carrying value........................................ $857,080
                                                                       ========

  During 1997, 1996 and 1995, interest expense was $52,704,000, $38,819,000, and $32,005,000, respectively, which was net of capitalized interest of $18,365,000, $16,138,000 and $8,599,000, respectively. Total amortization of deferred loan fees included in interest expense was $1,977,000, $2,339,000 and $2,092,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The total interest paid in cash on all outstanding debt was $61,251,000, $50,704,000 and $33,634,000 during 1997, 1996 and 1995, respectively.

6. MINORITY INTEREST:

  Minority interest represents limited partners' interests in five real estate partnerships controlled by SCI.

  SCI owns a 70.0% general partnership interest in Red Mountain Joint Venture, which owns approximately $3.0 million of property in Albuquerque, New Mexico.

  On December 22, 1993, SCI acquired a 68.7% controlling general partnership interest in SCI Limited Partnership-I, which owns distribution facilities primarily in the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. At December 31, 1997, 4,520,533 limited partnership units were outstanding and no units had been exchanged.

  During the first two quarters of 1994, SCI acquired an 81.2% controlling general partnership interest in
SCI Limited Partnership-II, which owns distribution facilities primarily in Austin, Charlotte, Dallas, Denver,
El Paso and the San Francisco Bay area. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. During the third quarter of 1995 certain limited partners in SCI Limited Partnership-II exercised their conversion rights to exchange partnership units for Common Shares on a one for one basis. As a result of these conversions, SCI's general partnership interest in SCI Limited

                       SECURITY CAPITAL INDUSTRIAL TRUST

Partnership-II increased to 97.6%, and SCI's outstanding Common Shares increased by 555,651 shares. As of December 31, 1997, there were 90,213 limited partnership units outstanding in SCI Limited Partnership-II.

  In October 1994, SCI acquired a 50.4% controlling general partnership interest in SCI Limited Partnership-III, which owns distribution facilities primarily in Tampa, Florida. During 1995, SCI contributed an additional $11.9 million to this partnership for asset acquisitions which increased SCI's general partnership interest to 71.8%. During 1996, SCI contributed $4.2 million for a property acquisition in San Antonio, Texas which increased SCI's general partnership interest from 71.8% to 75.6%. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares. During the fourth quarter of 1997 certain limited partners in SCI Limited Partnership-III exercised their conversion rights to exchange partnership units for Common Shares on a one for one basis. As a result of these conversions, SCI's general partnership interest in SCI Limited Partnership-III increased to 80.6%, and SCI's outstanding Common Shares increased by 105,000 shares. As of December 31, 1997, there were 409,900 limited partnership units outstanding in SCI Limited Partnership-III.

  In October 1994, SCI IV, Inc., a wholly-owned subsidiary of SCI, made a $27.5 million cash contribution to SCI Limited Partnership-IV, a Delaware limited partnership ("Partnership-IV"), in exchange for a 96.4% general partner interest in Partnership-IV, and third party investors that were not affiliated with SCI contributed an aggregate of $1.0 million in assets to Partnership-IV in exchange for limited partner interests totaling 3.6% in Partnership-IV. SCI contributed an additional $2.5 million to the partnership between January 1, 1996 and December 31, 1997, in conjunction with tax deferred exchanges of real estate, which increased SCI's interest from 96.4% to 96.7%. SCI IV, Inc., as general partner, manages the activities of Partnership-IV and has fiduciary responsibilities to Partnership-IV and its other partners. At December 31, 1997, there were 68,612 limited partnership units outstanding in Partnership-IV and no units had been exchanged.

  Both Partnership-IV and SCI IV, Inc. are legal entities that are separate and distinct from SCI, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The assets owned by Partnership-IV consist of income producing, improved real property located in Florida, Ohio and Oklahoma. The sole assets owned by SCI IV, Inc. are its general partner advances to and interest in Partnership-IV. SCI and its affiliates had no borrowings from Partnership-IV at December 31, 1997 and 1996. Partnership-IV had $8.9 million and $1.4 million of borrowings from SCI IV, Inc. at December 31, 1997 and 1996, respectively. SCI IV, Inc. had $8.9 million and $1.4 million of borrowings from SCI and its affiliates at December 31, 1997 and 1996, respectively. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of Partnership-IV and SCI IV, Inc. are included in SCI's consolidated financial statements, and the third party investors' interests in Partnership-IV are reflected as minority interest. Limited partners are entitled to exchange each partnership unit for one Common Share and are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distribution in respect of Common Shares.

7. SHAREHOLDERS' EQUITY:

  On December 22, 1997, SCI raised net proceeds of $200.0 million from a private placement of 8,416,667 Common Shares at a price of $24 per share. SCI paid Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital Group Incorporated ("Security Capital"), a $2.0 million fee for their services in connection with the offering. Security Capital, SCI's largest shareholder, purchased 3,125,067 Common Shares in the December offering at $24 per share. At December 31, 1997, Security Capital owned 42.5% of SCI's Common Shares.

  On August 6, 1997, in connection with the consummation of the Merger (see
Note 11), SCI commenced a rights offering to sell 4,970,352 Common Shares at $21 per share. The rights offering was designed to allow

                       SECURITY CAPITAL INDUSTRIAL TRUST

SCI's shareholders, other than Security Capital, the opportunity to maintain their relative ownership in SCI by purchasing additional Common Shares at a price which was below the price at which Security Capital received Common Shares in the Merger. On September 9, 1997, SCI offered an additional 994,070 Common Shares at $21 per share to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. All of these Common Shares were issued in September 1997, and net proceeds from these offerings totaled $124.9 million.

  On June 24, 1997, SCI's shareholder's voted to increase SCI's authorized capitalization from 150 million to 180 million shares of beneficial interest.

  On March 24, 1997, SCI issued 48,809 Common Shares in conjunction with an acquisition of property. On February 7, 1997, SCI completed a public offering of 4,025,000 Common Shares; net proceeds to SCI after underwriting discounts and offering costs were $80.4 million.

  On November 13, 1996, SCI issued 2,000,000 Series C Cumulative Redeemable Preferred Shares (the "Series C Preferred Shares"). The Series C Preferred Shares have a liquidation preference of $50.00 per share for an aggregate liquidation preference of $100.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series C Preferred Shares issued were $97.1 million. Holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by SCI's Board of Trustees (the "Board"), out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.54% of the liquidation preference per annum (equivalent to $4.27 per share). On or after November 13, 2026, the Series C Preferred Shares may be redeemed for cash at the option of SCI. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

  On August 21, 1996, SCI commenced a rights offering to sell 6,787,806 Common Shares at $17.25 per Common Share and also authorized an additional 3,393,903 Common Shares for oversubscriptions or third party subscribers. In September 1996, SCI issued 7,865,645 Common Shares of the 10,181,709 Common Shares subscribed for and recorded subscriptions receivable of $40.0 million. In October 1996, 2,316,064 Common Shares were issued and all subscriptions receivable were collected. Gross proceeds from the offering totaled $175.6 million. On September 24, 1996, SCI offered 2,036,342 Common Shares to third party subscribers in the rights offering that were not accepted in whole or in part due to demand in excess of the Common Shares offered. Security Capital purchased 3,734,240 Common Shares in connection with the September rights offering at the same price paid by the public.

  In February 1996, SCI issued a total of 8,050,000 Series B Cumulative Convertible Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference at the time of issuance of $201.3 million plus any accrued and unpaid dividends. Holders of the Series B Preferred Shares are only entitled to limited voting rights under certain conditions. The Series B Preferred Shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B Preferred Share), subject to adjustment in certain circumstances. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions in an amount per share equal to the greater of 7% of the liquidation preference per annum (equivalent to $1.75 per share) or the distribution on the Common Shares, or portion thereof, into which a Series B Preferred Share is convertible. Distributions on the Series B Preferred Shares are cumulative from the date of original issue and payable quarterly in arrears on the last day of March, June, September and December of each year. The Series B Preferred Shares are redeemable at the option of SCI on or after February 21, 2001. There were 49,700 Series B Preferred

                       SECURITY CAPITAL INDUSTRIAL TRUST

Shares converted into 63,720 Common Shares in the fourth quarter of 1997. There were 8,000,300 Series B Preferred Shares outstanding as of December 31, 1997.

  On September 29, 1995, SCI issued 9,421,505 Common Shares at $15.375 per share and received subscriptions for 6,838,658 additional Common Shares at the same price in conjunction with a rights offering (gross proceeds of $250.0 million). The additional Common Shares were issued on October 3, 1995. Security Capital purchased 6,504,148 Common Shares in this offering (40% of the shares sold).

  On June 21, 1995, SCI issued 5,400,000 Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A Preferred Shares"). The Series A Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $135.0 million plus any accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $130.4 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. Holders of the Series A Preferred Shares will be entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.4% of the liquidation preference per annum (equivalent to $2.35 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of March, June, September, and December of each year. The Series A Preferred Shares are redeemable at the option of SCI on or after June 21, 2000. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of SCI, which may include shares of other series of preferred shares.

 Long-Term Incentive Plan and Share Option Plan for Outside Trustees

  On September 8, 1997, SCI's common shareholders approved a long-term incentive plan (the "Incentive Plan"), which provides for awards consisting of the following: 1) options to purchase Common Shares, 2) dividend equivalent units ("DEUs") on options, 3) a share purchase program, and 4) share awards. No more than 9,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. On July 16, 1997, SCI filed a registration statement with the SEC to register the issuance of Common Shares in connection with the Incentive Plan.

  Under the Incentive Plan, certain employees of SCI purchased 1,356,834 Common Shares on September 8, 1997, at a price of $21.21875 per share (the average of the high and low price per share on September 8, 1997). SCI financed 95% of the total purchase price through ten-year, recourse loans to the participants aggregating $27.3 million (including $22.5 million due from officers of SCI). The loans, which have been recognized as a deduction from Shareholders' Equity, bear interest at the lower of SCI's annual dividend yield or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted options to purchase two additional Common Shares at a price of $21.21875. As of December 31, 1997, the outstanding balance on employee share purchase notes due to SCI totaled $27.2 million.

  Also, on September 8, 1997, SCI awarded options to purchase 354,484 Common Shares for $21.21875 per share to officers and certain employees of SCI. On December 10, 1997, additional options were awarded to officers for 20,860 Common Shares at a price of $23.97. These option awards are entitled to DEUs each December 31, depending on the relationship between SCI's Common Share dividend yield and the S&P 500 average dividend yield for the year. On December 31, 1997, 2,636 DEUs were awarded to option holders under this plan. DEU's will vest as the applicable options vest and entitle the holder to one Common Share for each DEU. The 3,077,291 options outstanding under the Incentive Plan on December 31, 1997 have five or nine year vesting schedules.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  In accordance with the accounting provisions of APB No. 25, no compensation cost has been recognized in the accompanying financial statements for outstanding stock options. Had compensation cost for the Incentive Plan been determined consistent with SFAS No. 123, SCI's net income and earnings per share for the year ended December 31, 1997 would have been reduced to the following pro forma amounts:

      Net earnings attributable to
       Common Shares (in thousands):            As reported                      $4,431
                                                                                 ======
                                                Pro forma                        $4,016
                                                                                 ======
      Basic net earnings per share
       attributable to Common Shares:           As reported                      $ 0.04
                                                                                 ======
                                                Pro forma                        $ 0.04
                                                                                 ======
      Diluted net earnings per share
       attributable to Common Shares:           As reported                      $ 0.04
                                                                                 ======
                                                Pro forma                        $ 0.04
                                                                                 ======

  Since employee stock options vest over several years and additional grants are likely to be made in future years, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The weighted average fair value of options granted pursuant to SCI's Incentive Plan during 1997 was $6.7 million. Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

        Risk-free interest rate.....................................  6.35%
        Forecasted dividend yield...................................  7.36%
        Volatility.................................................. 19.20%
        Weighted average option life................................  6.75 years

  In April 1994, SCI adopted its Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). Under the Outside Trustees Plan, there are 100,000 Common Shares approved which can be granted to non-employee Trustees. All options granted are for a term of five years and are immediately exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value of Common Shares on the date of the grant. At December 31, 1997 there were 26,000 options outstanding under the Outside Trustees Plan.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  A summary of the status of SCI's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below. All grants prior to 1997 relate to the Outside Trustees Plan.

                                                                      NUMBER OF
                                          NUMBER    WEIGHTED AVERAGE   OPTIONS
                                        OF OPTIONS   EXERCISE PRICE  EXERCISABLE
                                        ----------  ---------------- -----------
Balance at December 31, 1994...........     6,000        $15.50         6,000
  Granted..............................     6,000         16.00         6,000
  Forfeited............................    (2,000)        15.50        (2,000)
                                        ---------        ------        ------
Balance at December 31, 1995...........    10,000         15.80        10,000
  Granted..............................     8,000         17.50         8,000
  Exercised............................        --            --            --
                                        ---------        ------        ------
Balance at December 31, 1996...........    18,000         16.56        18,000
                                        ---------        ------        ------
  Granted.............................. 3,097,012         21.24         8,000
  Exercised............................        --            --            --
  Forfeited............................   (11,721)        21.22            --
                                        ---------        ------        ------
Balance at December 31, 1997........... 3,103,291        $21.21        26,000
                                        =========        ======        ======

  Following is a summary of stock options outstanding, exercise prices, expiration dates, and weighted average remaining lives as of December 31, 1997:

                                                                WEIGHTED AVERAGE
                           NUMBER     EXERCISE     EXPIRATION      REMAINING
                         OF OPTIONS   PRICE(1)        DATE            LIFE
                         ---------- ------------- ------------- ----------------
Outside Trustees Plan
 (2)....................    26,000  $15.50-$20.50    1999--2002    3.33 years
Matching options on
 share purchase
 program................ 2,704,244  $21.21875     Sept. 8, 2007     9.7 years
Incentive Plan--1997
 option awards (4)......   373,047  $21.21875     Sept. 8, 2007     9.7 years
                         ---------
  Total................. 3,103,291
                         =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Vesting at various rates over periods from five to nine years.
(4) The holders under this plan are awarded dividend equivalent units each year of the plan. The DEUs awarded will vest beginning on September 8, 1999 at a rate of 25% per year through September 8, 2002.

  Additionally, as of December 31, 1997, there were 11,764 warrants outstanding with an exercise price of $10.00. The warrants were issued on February 3, 1993 and expire June 21, 2003.

Establishment of 401(k) Plan and Nonqualified Savings Plan

  In 1997, the Board established and approved the adoption of a 401(k) Plan for the benefit of its employees, effective January 1, 1998. The 401(k) Plan provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation up to the statutory compensation limit. The vesting of contributed Common Shares is based on years of service, with 20% vesting each year of service, over a five-year period. On July 16, 1997, SCI filed a registration statement with the SEC to register the issuance of 190,000 Common Shares in connection with the 401(k) Plan.

  In 1997, the Trustees also established and approved the adoption of the Nonqualified Savings Plan (the "NSP") to provide benefits for a select group of management or highly compensated employees, effective January 1, 1998. The purpose of the NSP is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a portion of compensation in excess of the amount permitted under the 401(k)

                       SECURITY CAPITAL INDUSTRIAL TRUST

Plan. Under the NSP, these employees may defer up to 35% of their annual salary and 100% of their annual target bonus and in coordination with the 401(k) Plan, SCI will match the lesser of (a) 50% of the sum of deferrals under the 401(k) Plan plus deferrals under the NSP, and (b) 3% of total compensation up to $160,000 minus the amount of match contributed by SCI under the 401(k) Plan. The matching account will vest in the same manner as the 401(k) Plan.

Dividend Reinvestment and Share Purchase Plan

  In March 1995, SCI adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allows holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The 1995 Plan also allows participating common shareholders to purchase a limited number of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared.

Shareholder Purchase Rights

  On December 7, 1993, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on December 31, 1993. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $40.00 per one-hundredth of a Participating Preferred Share, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group (other than certain affiliates of SCI) acquires 20% or more of the Common Shares or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 20% or more of the Common Shares (other than certain affiliates of SCI), each Right will entitle the holder to purchase, at the Right's then-current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of SCI pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire on December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

                       SECURITY CAPITAL INDUSTRIAL TRUST

8.EARNINGS PER SHARE:

  Following is a reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share under SFAS No. 128 for the periods indicated (in thousands, except per share amounts):


                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
     Net earnings attributable to Common Shares.......  $ 4,431 $53,460 $42,015
     Minority interest................................      --      --    3,331
                                                        ------- ------- -------
     Adjusted net earnings attributable to Common
      Shares..........................................  $ 4,431 $53,460 $45,346
                                                        ======= ======= =======
     Weighted average Common Shares outstanding (Ba-
      sic)............................................  100,729  84,504  68,924
     Incremental options and warrants.................      140       7      13
     Weighted average effect of conversion of partner-
      ship units into common shares...................      --      --    5,485
                                                        ------- ------- -------
     Adjusted weighted average Common Shares
      Outstanding (Diluted)...........................  100,869  84,511  74,422
                                                        ======= ======= =======
     Per share net earnings attributable to Common
      Shares:
       Basic..........................................  $  0.04 $  0.63 $  0.61
                                                        ======= ======= =======
       Diluted (a)....................................  $  0.04 $  0.63 $  0.61
                                                        ======= ======= =======

  (a) For the years ended December 31, 1997 and 1996 there were 5,190 and 5,194 weighted average partnership units outstanding and 10,319 and 8,831 weighted average Series B Preferred Shares outstanding on an as-converted basis, respectively, that were not assumed converted into Common Shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent years.

9. DISTRIBUTIONS:

  The annual distribution per Common Share was $1.07 in 1997, $1.01 in 1996 and $0.935 in 1995. Distributions attributable to realized gains on the disposition of real estate may be considered for payment to shareholders on a special, as-incurred basis. At December 31, 1997 and 1996, SCI had no accumulated undistributed net realized gain on disposition of real estate.

  For Federal income tax purposes, the following summarizes the taxability of distributions paid on Common Shares in 1996 and 1995 and the estimated taxability for 1997:

                                                             1997   1996   1995
                                                             ----- ------ ------
     Per Common Share:
       Ordinary income...................................... $1.07 $0.879 $0.692
       Capital gains........................................    --     --     --
       Return of capital....................................    --  0.131  0.243
                                                             ----- ------ ------
         Total.............................................. $1.07 $1.010 $0.935
                                                             ===== ====== ======

  On December 11, 1997, SCI declared a distribution of $0.285 per Common Share payable on February 24, 1998 to shareholders of record as of February 10, 1998. At the same time, SCI announced that it set an annualized distribution level of $1.14 per Common Share for 1998.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Pursuant to the terms of the preferred shares, SCI is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then-current distribution period with respect to the preferred shares.

  For Federal income tax purposes, the following summary reflects the taxability of dividends paid on the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares for 1996, periods prior to 1996 and the estimated taxability for 1997:

                                                             DATE OF ISSUANCE TO
                                                 1997  1996   DECEMBER 31, 1995
                                                 ----- ----- -------------------
     Per Series A Preferred Share:
       Ordinary Income.........................  $2.35 $2.35        $1.24
       Capital Gains...........................     --    --           --
                                                 ----- -----        -----
         Total.................................  $2.35 $2.35        $1.24
                                                 ===== =====        =====

                                                             DATE OF ISSUANCE TO
                                                       1997   DECEMBER 31, 1996
                                                       ----- -------------------
     Per Series B Preferred Share:
       Ordinary Income................................ $1.75        $1.50
       Capital Gains..................................    --           --
                                                       -----        -----
         Total........................................ $1.75        $1.50
                                                       =====        =====
     Per Series C Preferred Share:
       Ordinary Income................................ $4.27        $0.57
       Capital Gains..................................    --           --
                                                       -----        -----
         Total........................................ $4.27        $0.57
                                                       =====        =====

  SCI's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. SCI's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions is subject to change.

                       SECURITY CAPITAL INDUSTRIAL TRUST

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

  Selected quarterly financial data (in thousands, except for per share amounts) for 1997 and 1996 is as follows:

                                         THREE MONTHS ENDED,            YEAR
                                   ----------------------------------  ENDED
                                    3-31     6-30     9-30     12-31   12-31
                                   -------  ------- --------  ------- --------
1997:
Rental income....................  $67,386  $69,157 $ 72,376  $75,614 $284,533
                                   =======  ======= ========  ======= ========
Earnings from operations.........  $26,456  $29,051 $(48,363) $28,787 $ 35,931
Minority interest share in net
 earnings........................      895      940      928      797    3,560
Gain on disposition of real es-
 tate............................       --    3,773    2,756      849    7,378
                                   -------  ------- --------  ------- --------
Net earnings.....................   25,561   31,884  (46,535)  28,839   39,749
Less preferred share dividends...    8,829    8,830    8,829    8,830   35,318
                                   -------  ------- --------  ------- --------
Net earnings attributable to Com-
 mon Shares......................  $16,732  $23,054 $(55,364) $20,009 $  4,431
                                   =======  ======= ========  ======= ========
Basic and Diluted net earnings
 per Common Share................  $  0.17  $  0.24 $  (0.55) $  0.18 $   0.04
                                   =======  ======= ========  ======= ========
1996:
Rental income....................  $50,062  $54,361 $ 59,391  $63,186 $227,000
                                   =======  ======= ========  ======= ========
Earnings from operations.........  $17,262  $19,456 $ 20,427  $25,565 $ 82,710
Minority interest share in net
 earnings........................      756      884      859      827    3,326
Loss on disposition of real es-
 tate............................      (29)      --       --       --      (29)
                                   -------  ------- --------  ------- --------
Net earnings.....................   16,477   18,572   19,568   24,738   79,355
Less preferred share dividends...    4,673    6,695    6,694    7,833   25,895
                                   -------  ------- --------  ------- --------
Net earnings attributable to Com-
 mon Shares......................  $11,804  $11,877 $ 12,874  $16,905 $ 53,460
                                   =======  ======= ========  ======= ========
Basic and Diluted net earnings
 per Common Share................  $  0.14  $  0.15 $   0.16  $  0.18 $   0.63
                                   =======  ======= ========  ======= ========


11.CONSUMMATION OF MERGER:

  On September 8, 1997, SCI's shareholders voted to approve an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "Merger"). As a result, SCI became an internally managed REIT on September 9, 1997 with Security Capital remaining as SCI's largest shareholder. The $81.9 million value of the management companies was approved by the independent Trustees and a fairness opinion was obtained from a third party investment bank. Pursuant to the terms of the Merger Agreement, the number of shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the SCI shareholders entitled to vote on the Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as costs incurred in acquiring the management companies from a related party. For accounting purposes the management companies were not considered "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations", and therefore the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  As a result of the Merger, SCI no longer pays REIT management and property management fees to Security Capital through Security Capital's former subsidiaries, Security Capital Industrial Incorporated (the "REIT Manager") and SCI Client Services Incorporated (the "Property Manager"), respectively. All employees of the REIT Manager and Property Manager became employees of SCI and SCI directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development, acquisition, and leasing activities are capitalized in accordance with generally accepted accounting principles.

  Upon consummation of the Merger, SCI and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital will provide SCI with certain administrative and other services with respect to certain aspects of SCI's business, as selected from time to time by SCI at its option. These services are expected to include, but are not limited to, payroll and human resources, cash management, accounts payable, MIS support and other computer services, research, investor relations and insurance, legal and tax administration. Fees payable to Security Capital will be equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expires on December 31, 1998. Cost savings under the Administrative Services Agreement will accrue to SCI. The agreement will be automatically renewed for consecutive one-year terms subject to approval by a majority of the independent Trustees. Fees paid to Security Capital for services rendered from the period September 9, 1997 to December 31, 1997 totaled $1.1 million.

  In addition, after the closing of the Merger, Security Capital issued $101.0 million of warrants pro rata to holders of SCI's Common Shares (other than Security Capital), Series B Preferred Shares and limited partnership units ("Unitholders"), to acquire 3,608,202 shares of Class B common stock of Security Capital. SCI common shareholders and Unitholders received 0.046549 warrants for each Common Share or unit held and Series B preferred shareholders received 0.059676 warrants for each preferred share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share and has a term of one year from the date of issuance. Security Capital issued these warrants as an incentive to SCI shareholders to vote in favor of the Merger and to raise additional equity capital at a relatively low cost in addition to other benefits.

12.RELATED PARTY TRANSACTIONS:

  SCI leases space to related parties on market terms that management believes are no less favorable to SCI than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:


                                   SECURITY
                                  CAPITAL &     REIT      PROPERTY
                                  AFFILIATES MANAGER (A) MANAGER (A)   TOTAL
                                  ---------- ----------- ----------- ----------
Rental revenue during the year
 ended December 31, 1995........   $415,264   $210,856    $194,335   $  820,455
Rental revenue during the year
 ended December 31, 1996........   $593,657   $210,856    $571,970   $1,376,483
Rental revenue during the year
 ended December 31, 1997........   $833,150   $145,244    $550,092   $1,528,486
Square feet leased as of Decem-
 ber 31, 1997...................    122,856     25,007      97,077      244,940
Annualized revenue for leases in
 effect at December 31, 1997....   $870,324        n/a         n/a   $  870,324

                       SECURITY CAPITAL INDUSTRIAL TRUST

  (a) For the REIT Manager and the Property Manager, amounts included for the year ended December 31, 1997 are for the period January 1, 1997 through September 8, 1997 (Note 11).

13. FINANCIAL INSTRUMENTS:

  Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by SCI using available market information and valuation methodologies.

  As of December 31, 1997 and 1996, the carrying amounts of certain financial instruments employed by SCI, including cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. As of December 31, 1997 and 1996, the fair values of the long-term debt and mortgages have been estimated based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The increase in the fair value of long-term debt and mortgages over the carrying value in the table below is a result of a net reduction in the interest rates available to SCI at December 31, 1997 and 1996, from the interest rates in effect at the dates of issuance. The long-term debt and many of the mortgages contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

  As of December 31, 1997 and 1996, the fair value of all derivative financial instruments are amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers. The following table reflects the carrying amount and estimated fair value of SCI's financial instruments at December 31 (in thousands):

                                            1997                 1996
                                     -------------------- -------------------
                                     CARRYING             CARRYING
                                      AMOUNT   FAIR VALUE  AMOUNT  FAIR VALUE
                                     --------  ---------- -------- ----------
     Balance sheet financial
      instruments
       Long-term debt............... $724,052   $755,799  $524,191  $549,613
       Mortgages.................... $133,028   $137,628  $139,952  $142,643
     Derivative financial instru-
      ments
       Interest rate contracts...... $     --   $ (8,621) $     --  $  1,218
       Foreign currency contracts... $ (6,028)  $ (6,028) $     --  $     --

  Derivative Financial Instruments

  SCI has only limited involvement with derivative financial instruments and does not use them for trading purposes. SCI uses derivatives to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions.

  The primary risks associated with derivative instruments are market risk (price risk) and credit risk. Price risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). SCI utilizes derivative instruments in anticipation of future transactions to manage well-defined risk. Through hedging, SCI can effectively manage the risk of increases in interest rates and fluctuations in foreign currency exchange rates.

                       SECURITY CAPITAL INDUSTRIAL TRUST

  Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. SCI does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties. As of December 31, 1997, the counterparties to all outstanding contracts were financial institutions with AA+ or A+ credit ratings. SCI does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, SCI would incur a financial loss to the extent of the positive fair market value of the derivative instruments.

  The following table summarizes the activity in interest rate and foreign currency contracts for the years ended December 31, 1997 and 1996 (in millions):

                                                                 INTEREST
                                                INTEREST RATE      RATE
           INTEREST RATE CONTRACTS            ----------------- ----------
                                              FUTURES CONTRACTS   SWAPS
                                              ----------------- ----------
Notional amount at December 31, 1995.........    $        --    $       --
New contracts................................          156.0         173.0
Matured or expired contracts (1).............          (50.0)           --
Terminated contracts (1).....................             --        (140.0)
                                                 -----------    ----------
Notional amount at December 31, 1996.........    $     106.0    $     33.0
                                                 -----------    ----------
New contracts................................           75.0          75.0
Matured or expired contracts (2).............         (106.0)        (33.0)
Terminated contracts.........................             --            --
                                                 -----------    ----------
Notional amount at December 31, 1997 (3).....    $      75.0    $     75.0
                                                 ===========    ==========
                                                   SWEDISH        GERMAN
         FOREIGN CURRENCY CONTRACTS           ----------------- ----------
                                                    KRONA         MARKS
                                              ----------------- ----------
Contracts outstanding at December 31, 1996...             --            --
New contracts................................    SEK 2,900.0    DEM (310.0)
Terminated contracts.........................             --            --
                                                 -----------    ----------
Contracts outstanding at December 31, 1997...    SEK 2,900.0    DEM (310.0)
                                                 ===========    ==========
Exchange rates...............................         7.7583        1.7715
                                                 ===========    ==========
$ Equivalent of contracts....................    $    (373.8)   $    175.0
                                                 ===========    ==========
$ Equivalent at December 31, 1997 (4)........    $    (365.9)   $    173.1
                                                 ===========    ==========  ===

--------
(1) Deferred losses totalling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1996. These losses relate to the unwind of hedges placed for the May 1996 debt offering (Note 5) and are being amortized into interest expense over a weighted average amortization period of 10.8 years.
(2) Deferred gains totaling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1997. These gains relate to the unwind of hedges placed for the February and July 1997 debt offerings (Note 5) and are being amortized into income over 18 years and 20 years, respectively.

(3) In anticipation of debt offerings in 1998, on October 28, 1997, SCI entered into two interest rate protection agreements. A forward treasury lock agreement was executed with a notional amount of $75.0 million on the 6 3/8% Treasury bond due August 2027 and a swap agreement was entered into with a notional amount of $75.0 million on the 6 5/8% Treasury bond due February 2027. The forward treasury lock has a termination date of March 31, 1998 and effectively locks in the 30-year treasury rate used to price SCI's debt, at 6.316%. The swap agreement has a termination date of May 31, 1998, and carries a fixed rate of 6.721% which is a combination of the treasury rate plus the swap spread and the forward premium.

                       SECURITY CAPITAL INDUSTRIAL TRUST

(4) On December 22, 1997, SCI entered into a foreign exchange forward contract to fix the purchase price of the Frigoscandia AB acquisition, denominated in Swedish krona, and the cost of financing a portion of the transaction denominated in German marks (Note 15). Statement of Financial Accounting Standards No. 52 requires these foreign currency contracts to be marked to market at the financial statement date and the gain or loss, if any, reflected in the consolidated results of operations. A net foreign exchange loss of $6.0 million was recognized for the year ended December 31, 1997 relating to foreign exchange contracts outstanding at December 31, 1997.

14. COMMITMENTS AND CONTINGENCIES:

  Environmental Matters

  All of the properties acquired by SCI have been subjected to Phase I environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SCI aware of any environmental liability (including asbestos related liability) that SCI believes would have a material adverse effect on SCI's business, financial condition or results of operations.

15. SUBSEQUENT EVENTS:

  On January 16, 1998, Frigoscandia SA, a new preferred stock subsidiary of SCI based in Luxembourg, acquired Frigoscandia AB, Europe's largest refrigerated warehousing company for $395.0 million. The acquisition of Frigoscandia AB was financed primarily with a $200.0 million bridge loan due March 31, 1998 from NationsBank and $190.0 million of borrowings on SCI's $350.0 million line of credit. The bridge loan bears interest at an annual rate equal to the lesser of (a) the greater of the sum of the Federal Funds Rate plus one-half percent, and (b) the prime rate or the Eurodollar Rate plus 0.95%.

  On January 15, 1998, SCI settled its foreign currency forward contract to purchase 2.9 billion Swedish krona at 7.7583 per U.S. dollar (Note 13). The krona traded at 8.015 on January 15, 1998, resulting in a total loss of $12.0 million. Of this amount, $7.9 million was reflected in the consolidated results of operations for the year ended December 31, 1997.

  On March 5, 1998, SCI announced it increased its annual dividend per Common Share to $1.24 per share from $1.14 per share, resulting in distributions of $0.3183 per Common Share to be paid in the last three quarters of 1998.

  On March 12, 1998, Merrill Lynch & Co. agreed to buy 3,750,000 SCI Common Shares at $24.045 per share pursuant to an underwriting agreement. In connection with the offering, SCI granted Merrill Lynch & Co. a 30-day option to acquire an additional 562,500 Common Shares at $24.045 per share. The offering is expected to close on March 18, 1998.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of Security Capital Industrial Trust:

  We have audited, in accordance with generally accepted auditing standards, the financial statements of Security Capital Industrial Trust included in this Form 10-K, and have issued our report thereon dated March 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
March 13, 1998

                       SECURITY CAPITAL INDUSTRIAL TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........     4           $2,037        --      $ 6,523    $2,325    $ 6,235     $ 8,560    $  (220)
 Atlanta NE
 Distribution
 Center..........     8            5,582    $ 3,047      22,995     6,273     25,351      31,624       (629)
 Atlanta West
 Distribution
 Center..........    20            6,771     34,785       8,591     6,774     43,373      50,147     (3,752)
 Carter-Pacific
 Business
 Center..........     3              556      3,151         168       556      3,319       3,875       (226)
 Chattahoochee
 Business
 Center..........     1              216      1,222         182       239      1,381       1,620        --
 Fulton Park
 Distribution
 Center..........     4              447      2,533         136       426      2,690       3,116        --
 International
 Airport
 Industrial
 Center..........     9            2,939     14,146       4,659     2,971     18,773      21,744     (1,861)
 LaGrange
 Distribution
 Center..........     1              174        986         103       174      1,089       1,263       (128)
 Northeast
 Industrial
 Center..........     4            1,109      6,283          (7)    1,050      6,335       7,385       (380)
 Northmont
 Industrial
 Center..........     1              566      3,209         146       566      3,355       3,921       (362)
 Oakcliff
 Industrial
 Center..........     3              608      3,446         324       608      3,770       4,378       (327)
 Olympic
 Industrial
 Center..........     2              698      3,956       1,605       757      5,502       6,259       (306)
 Peachtree
 Commerce
 Business
 Center..........     4              707      4,004         532       707      4,536       5,243       (537)
 Peachtree
 Distribution
 Center..........     1              302      1,709          33       302      1,742       2,044       (173)
 Piedmont Court
 Distribution
 Center..........     2              885      5,013          78       885      5,091       5,976        (57)
 Plaza Industrial
 Center..........     1               66        372          85        66        457         523        (33)
 Pleasantdale
 Industrial
 Center..........     2              541      3,184         138       541      3,322       3,863       (322)
 Regency
 Industrial
 Center..........     9            1,853     10,480         721     1,856     11,198      13,054     (1,188)
 Riverside
 Distribution
 Center..........     1              271        --        2,144       297      2,118       2,415        --
 Sullivan 75
 Distribution
 Center               3    (d)       728      4,123         431       728      4,554       5,282       (445)
 Tradeport
 Distribution
 Center..........     3            1,464      4,563       5,215     1,479      9,763      11,242       (684)
 Weaver
 Distribution
 Center..........     2              935      5,182         493       935      5,675       6,610       (543)
 Westfork
 Industrial
 Center..........    10            2,483     14,115         516     2,483     14,631      17,114     (1,216)
 Zip Industrial
 Center..........     4              533      3,023        (252)      485      2,819       3,304        --
Austin, Texas
 Corridor Park
 Corporate
 Center..........     6            2,109      1,681      12,734     2,113     14,411      16,524       (726)
 Montopolis
 Distribution
 Center..........     1              580      3,384         607       580      3,991       4,571       (505)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........        1996,1997
 Atlanta NE
 Distribution
 Center..........        1996,1997
 Atlanta West
 Distribution
 Center..........        1994,1996
 Carter-Pacific
 Business
 Center..........           1995
 Chattahoochee
 Business
 Center..........           1996
 Fulton Park
 Distribution
 Center..........           1996
 International
 Airport
 Industrial
 Center..........        1994,1995
 LaGrange
 Distribution
 Center..........           1994
 Northeast
 Industrial
 Center..........           1996
 Northmont
 Industrial
 Center..........           1994
 Oakcliff
 Industrial
 Center..........           1995
 Olympic
 Industrial
 Center..........           1996
 Peachtree
 Commerce
 Business
 Center..........           1994
 Peachtree
 Distribution
 Center..........           1994
 Piedmont Court
 Distribution
 Center..........           1997
 Plaza Industrial
 Center..........           1995
 Pleasantdale
 Industrial
 Center..........           1995
 Regency
 Industrial
 Center..........           1994
 Riverside
 Distribution
 Center..........           1997
 Sullivan 75
 Distribution
 Center                  1994,1995
 Tradeport
 Distribution
 Center..........        1994,1996
 Weaver
 Distribution
 Center..........           1995
 Westfork
 Industrial
 Center..........           1995
 Zip Industrial
 Center..........           1996
Austin, Texas
 Corridor Park
 Corporate
 Center..........        1995,1996
 Montopolis
 Distribution
 Center..........           1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 Pecan Business
 Center..........      4              630      3,572         322       631      3,893       4,524       (310)
 Rutland
 Distribution
 Center..........      2              460      2,617         209       462      2,824       3,286       (374)
 Southpark
 Corporate
 Center..........      7            1,946        --       15,195     1,946     15,195      17,141     (1,257)
 Walnut Creek
 Corporate
 Center..........     12            2,707      5,649      16,225     2,707     21,874      24,581     (1,217)
Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........      4    (d)     2,398     13,591         645     2,398     14,236      16,634     (1,702)
 Perimeter
 Distribution
 Center..........      2            2,489     14,109         470     2,490     14,578      17,068     (1,779)
Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........      3              308      1,746         389       308      2,135       2,443       (256)
 Bond
 Distribution
 Center..........      2              905      5,126         867       905      5,993       6,898       (732)
 Charlotte
 Commerce
 Center..........     10            4,341     24,954       1,670     4,342     26,623      30,965     (3,151)
 Charlotte
 Distribution
 Center..........      7            3,852        --       17,111     4,609     16,354      20,963       (776)
 Interstate North
 Business Park...      2              535      3,030         148       535      3,178       3,713        (54)
 Northpark
 Distribution
 Center..........      1              307      1,742          48       307      1,790       2,097       (208)
Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........      4            2,063     11,688         164     2,063     11,852      13,915     (1,286)
 Tiftonia
 Distribution
 Center..........      1              146        829         182       146      1,011       1,157        (86)
Chicago, Illinois
 Addison
 Distribution
 Center..........      1              646      3,662         283       646      3,945       4,591       (102)
 Bedford Park
 Distribution
 Center..........      1              473      2,678          40       473      2,718       3,191       (111)
 Bensenville
 Distribution
 Center..........      1              728      4,123         --        728      4,123       4,851        --
 Bridgeview
 Distribution
 Center..........      4            1,302      7,378         619     1,303      7,996       9,299       (374)
 Des Plaines
 Distribution
 Center..........      3            2,158     12,232         456     2,159     12,687      14,846       (742)
 Elk Grove
 Distribution
 Center..........      9            3,815     21,616       2,162     3,815     23,778      27,593     (1,338)
 Elmhurst
 Distribution
 Center..........      1              713      4,043          44       713      4,087       4,800        (68)
 Glenview
 Distribution
 Center..........      1              214      1,213          49       214      1,262       1,476        (49)
 Itasca
 Distribution
 Center..........      2              604      3,425          30       604      3,455       4,059       (102)
 Mitchell
 Distribution
 Center..........      1            1,236      7,004         386     1,236      7,390       8,626       (385)
 North Avenue
 Distribution
 Center..........      1              974        --        4,069     1,183      3,860       5,043        (10)
 Northlake
 Distribution
 Center..........      1              372      2,106          51       372      2,157       2,529       (120)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
 Pecan Business
 Center..........            1995
 Rutland
 Distribution
 Center..........            1993
 Southpark
 Corporate
 Center..........       1994,1995,1996
 Walnut Creek
 Corporate
 Center..........       1994,1995,1996
Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........            1994
 Perimeter
 Distribution
 Center..........            1994
Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........            1994
 Bond
 Distribution
 Center..........            1994
 Charlotte
 Commerce
 Center..........            1994
 Charlotte
 Distribution
 Center..........       1995,1996,1997
 Interstate North
 Business Park...            1997
 Northpark
 Distribution
 Center..........            1994
Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........            1994
 Tiftonia
 Distribution
 Center..........            1995
Chicago, Illinois
 Addison
 Distribution
 Center..........            1997
 Bedford Park
 Distribution
 Center..........            1996
 Bensenville
 Distribution
 Center..........            1997
 Bridgeview
 Distribution
 Center..........            1996
 Des Plaines
 Distribution
 Center..........         1995,1996
 Elk Grove
 Distribution
 Center..........       1995,1996,1997
 Elmhurst
 Distribution
 Center..........            1997
 Glenview
 Distribution
 Center..........            1996
 Itasca
 Distribution
 Center..........         1996,1997
 Mitchell
 Distribution
 Center..........            1996
 North Avenue
 Distribution
 Center..........            1997
 Northlake
 Distribution
 Center..........            1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
 O'Hare Cargo
 Distribution
 Center..........     2            3,566        --       10,991     5,924      8,633      14,557        (13)
 Tri-Center
 Distribution
 Center..........     3              889      5,038         187       889      5,225       6,114       (217)
 Woodale
 Distribution
 Center..........     1              263      1,490          48       263      1,538       1,801        (25)
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........     2            1,692        --       10,684     1,716     10,660      12,376       (449)
 Blue
 Ash/Interstate
 Distribution
 Center..........     1              144        817         476       144      1,293       1,437        (88)
 Capital
 Distribution
 Center I........     4            1,750      9,922         689     1,751     10,610      12,361     (1,044)
 Capital
 Distribution
 Center II.......     5            1,953     11,067       1,021     1,953     12,088      14,041     (1,269)
 Capital
 Industrial
 Center I........    10            1,039      5,885       1,227     1,039      7,112       8,151       (638)
 Empire
 Distribution
 Center..........     3              529      2,995         351       529      3,346       3,875       (256)
 Kentucky Drive
 Business
 Center..........     4              553      3,134         291       553      3,425       3,978        (64)
 Princeton
 Distribution
 Center..........     1    (d)       816        --        4,230     1,070      3,976       5,046        --
 Production
 Distribution
 Center..........     1    (f)       598      2,717         (18)      479      2,818       3,297       (295)
 Sharonville
 Distribution
 Center..........     2            1,206        --        7,873     1,633      7,446       9,079        (14)
 Springdale
 Commerce
 Center..........     3              421      2,384         678       421      3,062       3,483       (186)
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........     3            1,981        --       19,859     1,981     19,859      21,840       (682)
 Columbus West
 Industrial
 Center..........     3              645      3,655         582       645      4,237       4,882       (340)
 Corporate Park
 West............     2              679      3,849         178       679      4,027       4,706       (193)
 Fisher
 Distribution
 Center..........     1            1,197      6,785         645     1,197      7,430       8,627       (726)
 International
 Street Commerce
 Center..........     1              235        --        2,343       249      2,329       2,578         (6)
 McCormick
 Distribution
 Center..........     5            1,664      9,429         985     1,664     10,414      12,078     (1,025)
 New World
 Distribution
 Center..........     1              207      1,173         416       207      1,589       1,796       (177)
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........     1              334        --        2,299       334      2,299       2,633        (63)
 Dallas Corporate
 Center..........     7            4,102        --       22,630     4,210     22,522      26,732       (523)
 Franklin
 Distribution
 Center..........     2              528      2,991         464       528      3,455       3,983       (431)
 Freeport
 Distribution
 Center..........     3              979      5,549         114       979      5,663       6,642       (168)
 O'Hare Cargo
 Distribution
 Center..........           1997
 Tri-Center
 Distribution
 Center..........           1996
 Woodale
 Distribution
 Center..........           1997
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........           1996
 Blue
 Ash/Interstate
 Distribution
 Center..........           1995
 Capital
 Distribution
 Center I........           1994
 Capital
 Distribution
 Center II.......           1994
 Capital
 Industrial
 Center I........        1994,1995
 Empire
 Distribution
 Center..........           1995
 Kentucky Drive
 Business
 Center..........           1997
 Princeton
 Distribution
 Center..........           1997
 Production
 Distribution
 Center..........           1994
 Sharonville
 Distribution
 Center..........           1997
 Springdale
 Commerce
 Center..........           1996
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........           1996
 Columbus West
 Industrial
 Center..........           1995
 Corporate Park
 West............           1996
 Fisher
 Distribution
 Center..........           1995
 International
 Street Commerce
 Center..........           1997
 McCormick
 Distribution
 Center..........           1994
 New World
 Distribution
 Center..........           1994
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........           1996
 Dallas Corporate
 Center..........        1996,1997
 Franklin
 Distribution
 Center..........           1994
 Freeport
 Distribution
 Center..........        1996,1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 Great Southwest
 Distribution
 Center..........    14            3,801     19,430       5,198     3,831     24,598      28,429     (1,268)
 Great Southwest
 Industrial
 Center I........     2              308      1,744         172       308      1,916       2,224       (132)
 Great Southwest
 Industrial
 Center II.......     1              836        --        6,125     1,010      5,951       6,961        --
 Lone Star
 Distribution
 Center..........     2              967      5,477         155       967      5,632       6,599       (296)
 Metropolitan
 Distribution
 Center..........     1              201      1,097         722       297      1,723       2,020       (134)
 Northgate
 Distribution
 Center..........     5            1,570      8,897         424     1,570      9,321      10,891     (1,014)
 Northpark
 Business
 Center..........     2              467      2,648         197       467      2,845       3,312       (174)
 Redbird
 Distribution
 Center..........     2              738      4,186         112       739      4,297       5,036       (153)
 Royal Commerce
 Center..........     4            1,975     11,190         163     1,975     11,353      13,328        (94)
 Stemmons
 Distribution
 Center..........     1              272      1,544         485       272      2,029       2,301       (170)
 Stemmons
 Industrial
 Center..........    11            1,497      8,484       1,132     1,497      9,616      11,113       (864)
 Trinity Mills
 Distribution
 Center..........     4            1,709      9,684       1,043     1,709     10,727      12,436       (566)
Denver, Colorado
 Denver Business
 Center..........     5            1,156      7,486       6,434     1,156     13,920      15,076     (1,458)
 Havana
 Distribution
 Center..........     1              401      2,281          82       401      2,363       2,764       (354)
 Moline
 Distribution
 Center..........     1              327      1,850         157       327      2,007       2,334       (249)
 Moncrieff
 Distribution
 Center..........     1              314      2,493         376       314      2,869       3,183       (446)
 Pagosa
 Distribution
 Center..........     1              406      2,322         358       406      2,680       3,086       (392)
 Upland
 Distribution
 Center I........     6              820      5,710       8,064       821     13,773      14,594     (1,727)
 Upland
 Distribution
 Center II.......     6            2,456     13,946         705     2,489     14,618      17,107     (2,072)
East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........     1              531      3,009         183       531      3,192       3,723       (356)
 Eigenbrodt Way
 Distribution
 Center..........     1    (d)       393      2,228          81       393      2,309       2,702       (304)
 Hayward Commerce
 Center..........     4            1,933     10,955         495     1,933     11,450      13,383     (1,505)
 Hayward Commerce
 Park............     9            2,764     15,661       1,430     2,764     17,091      19,855     (2,202)
 Hayward
 Distribution
 Center..........     7    (e)     3,417     19,255         578     3,417     19,833      23,250     (2,619)
 Hayward
 Industrial
 Center..........    13    (d)     4,481     25,393       2,453     4,481     27,846      32,327     (3,530)
 Patterson Pass
 Business
 Center..........     4            1,829      4,885       4,870     1,856      9,728      11,584       (696)
 San Leandro
 Distribution
 Center..........     3            1,387      7,862         244     1,387      8,106       9,493     (1,098)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
 Great Southwest
 Distribution
 Center..........   1994,1995,1996,1997
 Great Southwest
 Industrial
 Center I........           1995
 Great Southwest
 Industrial
 Center II.......           1997
 Lone Star
 Distribution
 Center..........           1996
 Metropolitan
 Distribution
 Center..........           1995
 Northgate
 Distribution
 Center..........        1994,1996
 Northpark
 Business
 Center..........        1995,1996
 Redbird
 Distribution
 Center..........        1994,1996
 Royal Commerce
 Center..........           1997
 Stemmons
 Distribution
 Center..........           1995
 Stemmons
 Industrial
 Center..........      1994,1995,1996
 Trinity Mills
 Distribution
 Center..........           1996
Denver, Colorado
 Denver Business
 Center..........      1992,1994,1996
 Havana
 Distribution
 Center..........           1993
 Moline
 Distribution
 Center..........           1994
 Moncrieff
 Distribution
 Center..........           1992
 Pagosa
 Distribution
 Center..........           1993
 Upland
 Distribution
 Center I........      1992,1994,1995
 Upland
 Distribution
 Center II.......        1993,1994
East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........           1994
 Eigenbrodt Way
 Distribution
 Center..........           1993
 Hayward Commerce
 Center..........           1993
 Hayward Commerce
 Park............           1994
 Hayward
 Distribution
 Center..........           1993
 Hayward
 Industrial
 Center..........           1993
 Patterson Pass
 Business
 Center..........        1993,1997
 San Leandro
 Distribution
 Center..........           1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

El Paso, Texas
 Billy the Kid
 Distribution
 Center..........      1              273      1,547         525       273      2,072       2,345       (216)
 Broadbent
 Industrial
 Center..........      3              676      5,183         444       676      5,627       6,303       (862)
 Goodyear
 Distribution
 Center..........      1              511      2,899          60       511      2,959       3,470       (350)
 Northwestern
 Corporate
 Center..........      5            1,472        --       14,982     1,986     14,468      16,454     (1,092)
 Pan Am
 Distribution
 Center..........      1              318        --        2,327       318      2,327       2,645       (207)
 Peter Cooper
 Distribution
 Center..........      1    (d)       495      2,816          58       495      2,874       3,369       (340)
 Vista Corporate
 Center..........      4            1,945        --       10,678     1,946     10,677      12,623       (755)
 Vista Del Sol
 Industrial
 Center..........      9    (d)     3,088     12,782      15,803     4,497     27,176      31,673     (2,228)
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........      1              675      3,825         645     1,276      3,869       5,145       (258)
 Copans
 Distribution
 Center..........      1              333      1,888         461       333      2,349       2,682        (70)
 North Andrews
 Distribution
 Center..........      1    (f)       698      3,956          92       698      4,048       4,746       (427)
 Port 95
 Distribution
 Center I........      3            2,065      6,654       6,427     3,364     11,782      15,146       (602)
Houston, Texas
 Crosstimbers
 Distribution
 Center..........      1              359      2,035         434       359      2,469       2,828       (298)
 Hempstead
 Distribution
 Center..........      3            1,013      5,740         569     1,013      6,309       7,322       (777)
 I-10 Central
 Distribution
 Center..........      2              181      1,023         255       181      1,278       1,459       (142)
 I-10 Central
 Service Center..      1               58        330          90        58        420         478        (46)
 Pine Forest
 Business
 Center..........     18            4,859     27,557       2,107     4,859     29,664      34,523     (2,709)
 Post Oak
 Business
 Center..........     16            3,462     17,966       3,716     3,462     21,682      25,144     (2,358)
 Post Oak
 Distribution
 Center..........      7            2,115     12,017       1,394     2,115     13,411      15,526     (1,906)
 South Loop
 Distribution
 Center..........      5            1,051      5,964       1,071     1,052      7,034       8,086       (761)
 Southwest
 Freeway
 Industrial
 Center..........      1               84        476          35        84        511         595        (61)
 West by
 Northwest
 Industrial
 Center..........     15            3,855      8,382      27,484     4,050     35,671      39,721     (2,202)
 White Street
 Distribution
 Center..........      1              469      2,656         195       469      2,851       3,320       (266)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
El Paso, Texas
 Billy the Kid
 Distribution
 Center..........            1994
 Broadbent
 Industrial
 Center..........            1993
 Goodyear
 Distribution
 Center..........            1994
 Northwestern
 Corporate
 Center..........    1992,1993,1994,1997
 Pan Am
 Distribution
 Center..........            1995
 Peter Cooper
 Distribution
 Center..........            1994
 Vista Corporate
 Center..........       1994,1995,1996
 Vista Del Sol
 Industrial
 Center..........       1994,1995,1997
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........            1995
 Copans
 Distribution
 Center..........            1997
 North Andrews
 Distribution
 Center..........            1994
 Port 95
 Distribution
 Center I........         1995,1997
Houston, Texas
 Crosstimbers
 Distribution
 Center..........            1994
 Hempstead
 Distribution
 Center..........            1994
 I-10 Central
 Distribution
 Center..........            1994
 I-10 Central
 Service Center..            1994
 Pine Forest
 Business
 Center..........       1993,1994,1995
 Post Oak
 Business
 Center..........       1993,1994,1996
 Post Oak
 Distribution
 Center..........         1993,1994
 South Loop
 Distribution
 Center..........            1994
 Southwest
 Freeway
 Industrial
 Center..........            1994
 West by
 Northwest
 Industrial
 Center..........  1993,1994,1995,1996,1997
 White Street
 Distribution
 Center..........            1995

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........      2              471      2,668         246       472      2,913       3,385       (204)
 North by
 Northeast
 Distribution
 Center..........      1            1,058        --        5,927     1,059      5,926       6,985       (529)
 Park 100
 Industrial
 Center..........     24            9,770     55,369       3,185     9,665     58,659      68,324     (4,486)
 Park Fletcher
 Distribution
 Center..........     10            2,860     16,204       1,743     2,911     17,896      20,807     (1,243)
 Plainfield Park
 Distribution
 Center..........      1              399        --        3,430       625      3,204       3,829        --
 Shadeland
 Industrial
 Center..........      3              428      2,431         443       429      2,873       3,302       (234)
Kansas City,
Kansas/Missouri
 44th Street
 Business
 Center..........      1              143        813         297       143      1,110       1,253        (66)
 Congleton
 Distribution
 Center..........      3              518      2,937         243       518      3,180       3,698       (362)
 Lamar
 Distribution
 Center..........      1              323      1,829         492       323      2,321       2,644       (260)
 Macon Bedford
 Distribution
 Center..........      1              304      1,725         357       304      2,082       2,386       (111)
 Platte Valley
 Industrial
 Center..........     11    (d)     3,867     20,017       5,507     4,002     25,389      29,391     (2,226)
 Riverside
 Distribution
 Center..........      5    (d)       533      3,024         470       534      3,493       4,027       (356)
 Riverside
 Industrial
 Center..........      5    (d)     1,012      5,736         316     1,012      6,052       7,064       (633)
 Terrace &
 Lackman
 Distribution
 Center..........      1              285      1,615         431       285      2,046       2,331       (220)
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........      2            1,108        --        5,878     1,206      5,780       6,986        (41)
 Hughes Airport
 Center..........      1              876        --        3,328       910      3,294       4,204       (378)
 Las Vegas
 Corporate
 Center..........      7    (e)     4,157        --       20,534     4,522     20,169      24,691     (1,092)
 West One
 Business
 Center..........      4    (d)     2,468     13,985         231     2,468     14,216      16,684       (631)
Los
Angeles/Orange
County,
California
 Foothills
 Business
 Center..........      1            1,877        --        3,994     1,976      3,895       5,871        (10)
 Freeway
 Distribution
 Center..........      3            3,305     18,729          68     3,305     18,797      22,102       (105)
 Mid-Counties
 Distribution
 Center..........      6            3,355     15,895       3,753     3,356     19,647      23,003     (1,393)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........            1995
 North by
 Northeast
 Distribution
 Center..........            1995
 Park 100
 Industrial
 Center..........         1994,1995
 Park Fletcher
 Distribution
 Center..........       1994,1995,1996
 Plainfield Park
 Distribution
 Center..........            1997
 Shadeland
 Industrial
 Center..........            1995
Kansas City,
Kansas/Missouri
 44th Street
 Business
 Center..........            1996
 Congleton
 Distribution
 Center..........            1994
 Lamar
 Distribution
 Center..........            1994
 Macon Bedford
 Distribution
 Center..........            1996
 Platte Valley
 Industrial
 Center..........         1994,1997
 Riverside
 Distribution
 Center..........            1994
 Riverside
 Industrial
 Center..........            1994
 Terrace &
 Lackman
 Distribution
 Center..........            1994
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........            1997
 Hughes Airport
 Center..........            1994
 Las Vegas
 Corporate
 Center..........    1994,1995,1996,1997
 West One
 Business
 Center..........            1996
Los
Angeles/Orange
County,
California
 Foothills
 Business
 Center..........            1997
 Freeway
 Distribution
 Center..........            1997
 Mid-Counties
 Distribution
 Center..........         1995,1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 North County
 Distribution
 Center..........      2           16,543        --       22,342    16,374     22,511      38,885       (870)
 Pacific Business
 Center..........      5            4,196        --       20,537     4,379     20,354      24,733       (354)
 Santa Ana
 Distribution
 Center..........      1              647      3,668          35       647      3,703       4,350       (370)
Louisville,
Kentucky
 Louisville
 Distribution
 Center..........      2            1,219      3,402       6,281     1,240      9,662      10,902       (294)
Lyons, France
 L'Isle d'Abeau
 Distribution
 Center..........      1            1,246      7,062         --      1,246      7,062       8,308        --
Memphis,
Tennessee
 Airport
 Distribution
 Center..........     15            4,543     25,748       3,400     4,544     29,147      33,691     (2,218)
 Delp
 Distribution
 Center..........      8            2,308     13,079       1,805     2,308     14,884      17,192     (1,120)
 Fred Jones
 Distribution
 Center..........      1              125        707          86       125        793         918        (76)
 Southwide Lamar
 Industrial
 Center..........      4    (d)       423      3,365         382       425      3,745       4,170       (370)
Monterrey, Mexico
 Monterrey
 Industrial
 Park............      3            1,382      3,785       2,279     1,418      6,028       7,446       (103)
Nashville,
Tennessee
 Bakertown
 Distribution
 Center..........      2              463      2,626          67       463      2,693       3,156       (193)
 I-40 Industrial
 Center..........      3              665      3,774         167       666      3,940       4,606       (337)
 Interchange City
 Distribution
 Center..........      4            2,321      5,767       8,430     3,076     13,442      16,518       (748)
 Space Park South
 Distribution
 Center..........     15            3,499     19,830       1,582     3,499     21,412      24,911     (2,247)
New Jersey/I-95
Corridor
 Brunswick
 Distribution
 Center..........      2              870      4,928       1,117       870      6,045       6,915       (125)
 Clearview
 Distribution
 Center..........      1            2,232     12,648         238     2,232     12,886      15,118       (440)
 Kilmer
 Distribution
 Center..........      4            2,526     14,313         411     2,526     14,724      17,250       (548)
 Meadowland
 Industrial
 Center..........      1            2,409     13,653         963     2,409     14,616      17,025       (721)
Oklahoma City,
Oklahoma
 Melcat
 Distribution
 Center..........      1              240      1,363         273       240      1,636       1,876       (184)
 Meridian
 Business
 Center..........      2              195      1,109         489       196      1,597       1,793       (149)
 Oklahoma
 Distribution
 Center..........      3              893      5,082         435       893      5,517       6,410       (797)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
 North County
 Distribution
 Center..........            1996
 Pacific Business
 Center..........         1996,1997
 Santa Ana
 Distribution
 Center..........            1994
Louisville,
Kentucky
 Louisville
 Distribution
 Center..........         1995,1996
Lyons, France
 L'Isle d'Abeau
 Distribution
 Center..........            1997
Memphis,
Tennessee
 Airport
 Distribution
 Center..........         1995,1996
 Delp
 Distribution
 Center..........         1995,1997
 Fred Jones
 Distribution
 Center..........            1994
 Southwide Lamar
 Industrial
 Center..........            1994
Monterrey, Mexico
 Monterrey
 Industrial
 Park............            1997
Nashville,
Tennessee
 Bakertown
 Distribution
 Center..........            1995
 I-40 Industrial
 Center..........         1995,1996
 Interchange City
 Distribution
 Center..........    1994,1995,1996,1997
 Space Park South
 Distribution
 Center..........            1994
New Jersey/I-95
Corridor
 Brunswick
 Distribution
 Center..........            1997
 Clearview
 Distribution
 Center..........            1996
 Kilmer
 Distribution
 Center..........            1996
 Meadowland
 Industrial
 Center..........            1996
Oklahoma City,
Oklahoma
 Melcat
 Distribution
 Center..........            1994
 Meridian
 Business
 Center..........            1994
 Oklahoma
 Distribution
 Center..........            1993

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

Orlando, Florida
 33rd Street
 Industrial
 Center..........     9  (d)(f)    1,980     11,237         784     1,980     12,021      14,001       (939)
 Chancellor
 Distribution
 Center..........     1              380      2,156       1,055       380      3,211       3,591       (271)
 La Quinta
 Distribution
 Center..........     1              354      2,006         583       354      2,589       2,943       (255)
 Orlando Central
 Park............     1              606        --        3,738       775      3,569       4,344        (30)
 Titusville
 Industrial
 Center..........     1    (d)       283      1,603          84       283      1,687       1,970       (174)
Paris, France
 Mitry Mory
 Distribution
 Center..........     1            1,083      6,137          47     1,083      6,184       7,267        (85)
Phoenix, Arizona
 24th Street
 Industrial
 Center..........     2              503      2,852         297       503      3,149       3,652       (412)
 Alameda
 Distribution
 Center..........     1              369      2,423         190       369      2,613       2,982       (487)
 Hohokam 10
 Industrial
 Center..........     5            2,940        --       11,376     2,941     11,375      14,316       (265)
 I-10 West
 Business
 Center..........     3              263      1,525         139       263      1,664       1,927       (244)
 Kyrene Commons
 Distribution
 Center..........     1              430      2,656         143       430      2,799       3,229       (530)
 Martin Van Buren
 Distribution
 Center..........     6              572      3,285         396       572      3,681       4,253       (449)
 Papago
 Distribution
 Center..........     1              420      2,383          72       420      2,455       2,875       (308)
 Pima
 Distribution
 Center..........     1              306      1,742         218       306      1,960       2,266       (264)
 Tiger
 Distribution
 Center..........     1              402      2,279         595       402      2,874       3,276       (370)
 Watkins
 Distribution
 Center..........     1              242      1,375         192       243      1,566       1,809       (156)
Portland, Oregon
 Argyle
 Distribution
 Center..........     3              946      5,388         229       946      5,617       6,563       (784)
 Columbia
 Distribution
 Center..........     2              550      3,121         152       551      3,272       3,823       (341)
 PDX Corporate
 Center East.....     2    (e)     1,464        --        6,777     2,258      5,983       8,241        (69)
 PDX Corporate
 Center North....     7    (e)     2,405        --       10,662     2,542     10,525      13,067       (724)
 The Evergreen
 Park............     4            1,092        --        6,947     1,462      6,577       8,039        --
 Wilsonville
 Corporate
 Center..........     6    (e)     2,963        --       11,516     2,964     11,515      14,479       (766)
Reno, Nevada
 Fernley
 Distribution
 Center..........     1              974        --        4,834     1,110      4,698       5,808        --
 Golden Valley
 Distribution
 Center..........     2            2,850        --       11,306     2,812     11,344      14,156        (84)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
Orlando, Florida
 33rd Street
 Industrial
 Center..........      1994,1995,1996
 Chancellor
 Distribution
 Center..........           1994
 La Quinta
 Distribution
 Center..........           1994
 Orlando Central
 Park............           1997
 Titusville
 Industrial
 Center..........           1994
Paris, France
 Mitry Mory
 Distribution
 Center..........           1997
Phoenix, Arizona
 24th Street
 Industrial
 Center..........           1994
 Alameda
 Distribution
 Center..........           1992
 Hohokam 10
 Industrial
 Center..........           1996
 I-10 West
 Business
 Center..........           1993
 Kyrene Commons
 Distribution
 Center..........           1992
 Martin Van Buren
 Distribution
 Center..........        1993,1994
 Papago
 Distribution
 Center..........           1994
 Pima
 Distribution
 Center..........           1993
 Tiger
 Distribution
 Center..........           1994
 Watkins
 Distribution
 Center..........           1995
Portland, Oregon
 Argyle
 Distribution
 Center..........           1993
 Columbia
 Distribution
 Center..........           1994
 PDX Corporate
 Center East.....           1997
 PDX Corporate
 Center North....        1995,1996
 The Evergreen
 Park............           1997
 Wilsonville
 Corporate
 Center..........        1995,1996
Reno, Nevada
 Fernley
 Distribution
 Center..........           1997
 Golden Valley
 Distribution
 Center..........           1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                  -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION     BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------     ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 Meredith Kleppe
 Business
 Center..........      5            1,573      8,949         858     1,573      9,807      11,380     (1,326)
 Pacific
 Industrial
 Center..........      4            2,501        --       10,529     2,501     10,529      13,030       (864)
 Packer Way
 Business
 Center..........      3              458      2,604         466       458      3,070       3,528       (420)
 Packer Way
 Distribution
 Center..........      2              506      2,879         351       506      3,230       3,736       (437)
 Spice Island
 Distribution
 Center..........      1              435      2,466       1,024       435      3,490       3,925       (153)
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........      2              668        --        3,524       691      3,501       4,192        (19)
Rio Grande Valley
(Brownsville),
Texas
 Rio Grande
 Distribution
 Center..........      5    (d)       527      2,987         599       527      3,586       4,113       (282)
 Rio Grande
 Industrial
 Center..........      8    (d)     2,188     12,399       1,360     2,188     13,759      15,947     (1,149)
 Valley
 Industrial
 Center..........      1              230        --        3,242       363      3,109       3,472        (33)
Rotterdam,
Netherlands
 Eemhaven
 Industrial
 Park............      1              --       7,562         221       --       7,783       7,783       (147)
Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........      2            1,149        --        7,925     1,149      7,925       9,074       (664)
 Clearfield
 Distribution
 Center..........      2            2,500     14,165         506     2,481     14,690      17,171       (974)
 Ogden
 Distribution
 Center..........      1              463      2,625         549       463      3,174       3,637        --
 Salt Lake
 International
 Distribution
 Center..........      2            1,364      2,792       7,611     1,364     10,403      11,767       (467)
San Antonio,
Texas
 10711
 Distribution
 Center..........      2              582      3,301         483       582      3,784       4,366       (485)
 Coliseum
 Distribution
 Center..........      2            1,102      2,380      10,347     1,613     12,216      13,829     (1,196)
 Distribution
 Drive Center....      1              473      2,680         482       473      3,162       3,635       (503)
 Downtown
 Distribution
 Center..........      1              241      1,364         245       241      1,609       1,850       (208)
 I-10 Central
 Distribution
 Center..........      1              223      1,275         195       240      1,453       1,693       (259)
 I-35 Business
 Center..........      4              663      3,773         398       663      4,171       4,834       (637)
 Landmark One
 Distribution
 Center..........      1              341      1,933         291       341      2,224       2,565       (247)
 Macro
 Distribution
 Center..........      1              225      1,282         154       225      1,436       1,661       (241)
 Perrin Creek
 Corporate
 Center..........      6            1,547        --        9,149     1,626      9,070      10,696       (417)
                           DATE OF
   DESCRIPTION     CONSTRUCTION/ACQUISITION
   -----------     ------------------------
OPERATING
PROPERTIES
----------
 Meredith Kleppe
 Business
 Center..........            1993
 Pacific
 Industrial
 Center..........         1994,1995
 Packer Way
 Business
 Center..........            1993
 Packer Way
 Distribution
 Center..........            1993
 Spice Island
 Distribution
 Center..........            1996
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........            1997
Rio Grande Valley
(Brownsville),
Texas
 Rio Grande
 Distribution
 Center..........            1995
 Rio Grande
 Industrial
 Center..........            1995
 Valley
 Industrial
 Center..........            1997
Rotterdam,
Netherlands
 Eemhaven
 Industrial
 Park............            1997
Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........            1995
 Clearfield
 Distribution
 Center..........            1995
 Ogden
 Distribution
 Center..........            1996
 Salt Lake
 International
 Distribution
 Center..........         1994,1996
San Antonio,
Texas
 10711
 Distribution
 Center..........            1994
 Coliseum
 Distribution
 Center..........         1994,1995
 Distribution
 Drive Center....            1992
 Downtown
 Distribution
 Center..........            1994
 I-10 Central
 Distribution
 Center..........            1992
 I-35 Business
 Center..........            1993
 Landmark One
 Distribution
 Center..........            1994
 Macro
 Distribution
 Center..........            1993
 Perrin Creek
 Corporate
 Center..........         1995,1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

 San Antonio
 Distribution
 Center I........    13            2,154     12,247       2,663     2,154     14,910      17,064     (2,473)
 San Antonio
 Distribution
 Center II.......     3              969        --        5,680       885      5,764       6,649       (645)
 San Antonio
 Distribution
 Center III......     6            1,709      9,684       1,086     1,709     10,770      12,479       (584)
 Sentinel
 Business
 Center..........     6            1,276      7,230         823     1,276      8,053       9,329       (849)
 Tri-County
 Distribution
 Center..........     1              496        --        5,677       679      5,494       6,173        --
 Woodlake
 Distribution
 Center..........     2              248      1,405          76       248      1,481       1,729       (184)
San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........     3            3,732        --        9,575     3,773      9,534      13,307        --
Seattle,
Washington
 Andover East
 Business
 Center..........     2              535      3,033         203       535      3,236       3,771       (352)
 Fife Corporate
 Center..........     3            4,059        --        9,559     4,206      9,412      13,618       (179)
 Kent Corporate
 Center..........     2            2,882      1,987       8,322     3,190     10,001      13,191       (882)
 Van Doren's
 Distribution
 Center..........     2    (e)     2,473        --        8,145     2,860      7,758      10,618       (245)
South Bay (San
Francisco),
California
 Bayside Business
 Center..........     2    (e)     2,088        --        4,428     2,088      4,428       6,516        (87)
 Bayside
 Corporate
 Center..........     7    (e)     4,365        --       15,864     4,365     15,864      20,229     (1,376)
 Bayside Plaza
 I...............    12    (e)     5,212     18,008         462     5,216     18,466      23,682     (2,480)
 Bayside Plaza
 II..............     2    (e)       634        --        2,812       634      2,812       3,446       (505)
 Gateway
 Corporate
 Center..........    11  (d)(e)    7,575     24,746       4,009     7,575     28,755      36,330     (3,968)
 Mowry Business
 Center..........     2            3,957        --       11,409     5,162     10,204      15,366        (51)
 Shoreline
 Business
 Center..........     8    (e)     4,328     16,101         405     4,328     16,506      20,834     (2,202)
 Shoreline
 Business Center
 II..............     2    (e)       922        --        4,570       922      4,570       5,492       (602)
 Spinnaker
 Business
 Center..........    12    (e)     7,043     25,220         842     7,043     26,062      33,105     (3,520)
 Thornton
 Business
 Center..........     5    (d)     3,988     11,706       6,092     3,989     17,797      21,786     (1,904)
 Trimble
 Distribution
 Center..........     5            2,836     16,067         729     2,836     16,796      19,632     (2,201)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
 San Antonio
 Distribution
 Center I........      1992,1993,1994
 San Antonio
 Distribution
 Center II.......           1994
 San Antonio
 Distribution
 Center III......           1996
 Sentinel
 Business
 Center..........           1994
 Tri-County
 Distribution
 Center..........           1997
 Woodlake
 Distribution
 Center..........           1994
San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........        1996,1997
Seattle,
Washington
 Andover East
 Business
 Center..........           1994
 Fife Corporate
 Center..........           1996
 Kent Corporate
 Center..........           1995
 Van Doren's
 Distribution
 Center..........        1995,1997
South Bay (San
Francisco),
California
 Bayside Business
 Center..........           1996
 Bayside
 Corporate
 Center..........        1995,1996
 Bayside Plaza
 I...............           1993
 Bayside Plaza
 II..............           1994
 Gateway
 Corporate
 Center..........        1993,1996
 Mowry Business
 Center..........           1997
 Shoreline
 Business
 Center..........           1993
 Shoreline
 Business Center
 II..............           1995
 Spinnaker
 Business
 Center..........           1993
 Thornton
 Business
 Center..........        1993,1996
 Trimble
 Distribution
 Center..........           1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                         COSTS    GROSS AMOUNTS AT WHICH CARRIED
                                    INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                                 -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  NO. OF ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)
   -----------    ------ ------- ------- ------------ ----------- ------- ------------ --------- ------------
OPERATING
PROPERTIES
----------

St. Louis,
Missouri
 Earth City
 Industrial
 Center..........     5    (d)     2,555     14,478         303     2,552     14,784      17,336       (207)
 Hazelwood
 Distribution
 Center..........     1    (d)       233      1,322          36       233      1,358       1,591        (11)
 Westport
 Distribution
 Center..........     3    (d)       761      4,310          62       761      4,372       5,133        (37)
 Westport Service
 Center..........     2    (d)       486      2,754           6       486      2,760       3,246        --
Tampa, Florida
 Adamo
 Distribution
 Center..........     1              105        595         304       105        899       1,004        (50)
 Clearwater
 Distribution
 Center..........     2    (f)        92        524          49        92        573         665        (58)
 Commerce Park
 Distribution
 Center..........     4              811      4,597         246       811      4,843       5,654       (506)
 Eastwood
 Distribution
 Center..........     1    (f)       122        690          86       122        776         898        (75)
 Joe's Creek
 Distribution
 Center..........     2    (f)       161        909         124       160      1,034       1,194       (112)
 Lakeland
 Distribution
 Center..........     1              938      5,313         545       938      5,858       6,796       (691)
 Orchid Lake
 Industrial
 Center..........     1               41        235          12        41        247         288        (26)
 Plant City
 Distribution
 Center..........     1    (f)       206      1,169          50       206      1,219       1,425       (127)
 Sabal Park
 Distribution
 Center..........     2            1,080        --        6,022       875      6,227       7,102       (160)
 Silo Bend
 Distribution
 Center..........     4    (f)     2,887     16,358         688     2,887     17,046      19,933     (1,698)
 Silo Bend
 Industrial
 Center..........     1    (f)       525      2,975         222       525      3,197       3,722       (335)
 St. Petersburg
 Service Center..     1               35        197          21        35        218         253        (22)
 Tampa East
 Distribution
 Center..........    11    (f)     2,700     15,302       1,759     2,700     17,061      19,761     (1,730)
 Tampa East
 Industrial
 Center..........     2    (f)       332      1,880         242       332      2,122       2,454       (213)
 Tampa West
 Distribution
 Center..........    15  (d)(f)    3,273     18,659       1,897     3,383     20,446      23,829     (2,081)
 Tampa West
 Industrial
 Center..........     4    (f)       700      1,161       3,970       700      5,131       5,831       (210)
 Tampa West
 Service Center..     4    (f)       970      5,501         412       971      5,912       6,883       (612)
Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........     1              340      1,924         182       340      2,106       2,446       (217)
 70th East
 Distribution
 Center..........     1              129        733         156       129        889       1,018        (86)
 East 55th Street
 Distribution
 Center..........     1    (f)       210      1,191          83       210      1,274       1,484       (130)
 Expressway
 Distribution
 Center..........     4              573      3,280         642       573      3,922       4,495       (552)
 Henshaw
 Distribution
 Center..........     3              500      2,829         131       499      2,961       3,460       (316)
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
OPERATING
PROPERTIES
----------
St. Louis,
Missouri
 Earth City
 Industrial
 Center..........           1997
 Hazelwood
 Distribution
 Center..........           1997
 Westport
 Distribution
 Center..........           1997
 Westport Service
 Center..........           1997
Tampa, Florida
 Adamo
 Distribution
 Center..........           1995
 Clearwater
 Distribution
 Center..........           1994
 Commerce Park
 Distribution
 Center..........           1994
 Eastwood
 Distribution
 Center..........           1994
 Joe's Creek
 Distribution
 Center..........           1994
 Lakeland
 Distribution
 Center..........           1994
 Orchid Lake
 Industrial
 Center..........           1994
 Plant City
 Distribution
 Center..........           1994
 Sabal Park
 Distribution
 Center..........        1996,1997
 Silo Bend
 Distribution
 Center..........           1994
 Silo Bend
 Industrial
 Center..........           1994
 St. Petersburg
 Service Center..           1994
 Tampa East
 Distribution
 Center..........           1994
 Tampa East
 Industrial
 Center..........           1994
 Tampa West
 Distribution
 Center..........        1994,1995
 Tampa West
 Industrial
 Center..........        1994,1996
 Tampa West
 Service Center..           1994
Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........           1994
 70th East
 Distribution
 Center..........           1994
 East 55th Street
 Distribution
 Center..........           1994
 Expressway
 Distribution
 Center..........           1993
 Henshaw
 Distribution
 Center..........           1994

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                           COSTS     GROSS AMOUNTS AT WHICH CARRIED
                                      INITIAL COSTS     CAPITALIZED        AT CLOSE OF PERIOD
                                  --------------------- SUBSEQUENT  -------------------------------- ACCUMULATED
                   NO. OF ENCUM-            BUILDING &      TO                BUILDING &    TOTAL    DEPRECIATION
DESCRIPTION        BLDGS. BRANCES   LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   (A,B)        (C)
-----------        ------ ------- -------- ------------ ----------- -------- ------------ ---------- ------------
OPERATING
PROPERTIES
----------

Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........      2             2,320         --       8,194      2,360       8,154      10,514       (104)
 Ardmore
 Distribution
 Center..........      3             1,431       8,110        360      1,431       8,470       9,901       (839)
 Ardmore
 Industrial
 Center..........      2               984       5,581        253        985       5,833       6,818       (581)
 Chantilly
 Distribution
 Center..........      2             2,242         --      15,155      3,377      14,020      17,397        (54)
 Concorde
 Industrial
 Center..........      4             1,538       8,717        443      1,538       9,160      10,698       (777)
 De Soto Business
 Park............      5             1,774      10,055      2,909      1,774      12,964      14,738       (640)
 Eisenhower
 Industrial
 Center..........      3             1,240       7,025      1,026      1,240       8,051       9,291       (795)
 Fleet
 Distribution
 Center..........      8             3,198      18,121        948      3,198      19,069      22,267     (1,208)
 Hampton Central
 Distribution
 Center..........      2             1,769         --       8,879      2,248       8,400      10,648       (199)
 Patapsco
 Distribution
 Center..........      1               270       1,528        847        270       2,375       2,645       (137)
 Sunnyside
 Industrial
 Center..........      3             1,541       8,733      1,205      1,541       9,938      11,479       (967)
Other Markets....      7    (f)      1,300       8,635        372      1,364       8,943      10,307       (787)
                   -----          --------  ----------   --------   --------  ----------  ----------  ---------
 Total Operating
 Properties......  1,005          $402,714  $1,471,318   $779,572   $420,019  $2,233,585  $2,653,604  $(171,525)
                   -----          --------  ----------   --------   --------  ----------  ----------  ---------
LAND UNDER
DEVELOPMENT
-----------
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........                 $  3,153         --    $    635   $  3,788         --   $    3,788        --
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........                    1,400         --       1,443      2,843         --        2,843        --
 Atlanta NE at
 Sugarloaf.......                    1,182         --         406      1,588         --        1,588        --
 Breckenridge
 Distribution
 Center..........                      651         --         181        832         --          832        --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........                      856         --         621      1,477         --        1,477        --
Chicago, Illinois
 Alsip
 Distribution
 Center..........                    1,273         --         --       1,273         --        1,273        --
 Bensenville
 Distribution
 Center..........                      940         --         --         940         --          940        --
 North Avenue
 Distribution
 Center                                695         --         274        969         --          969        --
 Remington Lakes
 Business Park...                    1,026         --         171      1,197         --        1,197        --
                           DATE OF
DESCRIPTION        CONSTRUCTION/ACQUISITION
-----------        ------------------------
OPERATING
PROPERTIES
----------
Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........            1997
 Ardmore
 Distribution
 Center..........            1994
 Ardmore
 Industrial
 Center..........            1994
 Chantilly
 Distribution
 Center..........         1996,1997
 Concorde
 Industrial
 Center..........            1995
 De Soto Business
 Park............            1996
 Eisenhower
 Industrial
 Center..........            1994
 Fleet
 Distribution
 Center..........            1996
 Hampton Central
 Distribution
 Center..........         1996,1997
 Patapsco
 Distribution
 Center..........            1995
 Sunnyside
 Industrial
 Center..........            1994
Other Markets....       1991,1994,1996
 Total Operating
 Properties......
LAND UNDER
DEVELOPMENT
-----------
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........            1997
Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........            1996
 Atlanta NE at
 Sugarloaf.......            1997
 Breckenridge
 Distribution
 Center..........            1997
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........         1994,1995
Chicago, Illinois
 Alsip
 Distribution
 Center..........            1997
 Bensenville
 Distribution
 Center..........            1997
 North Avenue
 Distribution
 Center                      1996
 Remington Lakes
 Business Park...            1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND UNDER
DEVELOPMENT
-----------

Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center..........              434        --          220       654        --          654        --              1997
 Union Center
 Commerce Park...              566        --           16       582        --          582        --              1997
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........              285        --           18       303        --          303        --              1997
Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........              608        --          102       710        --          710        --              1995
 Freeport
 Distribution
 Center..........              414        --            9       423        --          423        --              1996
 Great Southwest
 Distribution
 Center..........            1,046        --           83     1,129        --        1,129        --              1996
Denver, Colorado
 Denver Business
 Center..........              988        --           34     1,022        --        1,022        --              1997
East Bay (San
Francisco),
California
 Patterson Pass
 Business
 Center..........              959        --            4       963        --          963        --              1996
El Paso, Texas
 Northwestern
 Corporate
 Center..........              129        --          144       273        --          273        --              1991
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........              578        --           80       658        --          658        --              1997
Indianapolis,
Indiana
 Plainfield Park
 Distribution
 Center..........              486        --          275       761        --          761        --              1996
Juarez, Mexico
 Salvacar
 Industrial
 Center..........            1,554        --          406     1,960        --        1,960        --              1997
Los
Angeles/Orange
County,
California
 Foothills
 Distribution
 Center..........            3,650        --          131     3,781        --        3,781        --              1995
 Mid-Counties
 Distribution
 Center..........           13,127        --        1,344    14,471        --       14,471        --              1997
Louisville,
Kentucky
 Riverport
 Distribution
 Center..........              462        --           44       506        --          506        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND UNDER
DEVELOPMENT
-----------

Monterrey, Mexico
 Monterrey
 Industrial
 Center..........            1,325        --          512     1,837        --        1,837        --              1997
New Jersey/I-95
Corridor
 Cranbury
 Business Park...            2,017        --        2,918     4,935        --        4,935        --              1997
 Meadowland
 Industrial
 Center..........            1,486        --           --     1,486        --        1,486        --              1997
Orlando, Florida
 Orlando Central
 Park............              772        --          157       929        --          929        --              1996

Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........              158        --           --       158        --          158        --              1992
 Kyrene Commons
 Distribution
 Center South....            1,096        --           58     1,154        --        1,154        --              1996
Portland, Oregon
 PDX Corporate
 Center East.....              734        --          636     1,370        --        1,370        --              1997
 Jennifer
 Distribution
 Center..........              915        --          184     1,099        --        1,099        --              1997
Reno, Nevada
 Golden Valley
 Distribution
 Center..........              284        --          685       969        --          969        --              1995
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........              959        --            2       961        --          961        --              1997
Rio Grande Valley
(Brownsville),
Texas
 McAllen
 Distribution
 Center..........              452        --           74       526        --          526        --              1997
South Bay (San
Francisco),
California
 Mowry Business
 Center..........            1,974        --          288     2,262        --        2,262        --              1996
Tampa, Florida
 Sabal Park
 Distribution
 Center..........              599        --           50       649        --          649        --              1995

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND UNDER
DEVELOPMENT
-----------

Washington
D.C./Baltimore
 Gateway
 Distribution
 Center..........              773        --          170       943        --          943        --              1997
 Meadowridge
 Distribution
 Center..........            1,812        --           81     1,893        --        1,893        --              1996
 Priest Bridge
 Distribution
 Center..........            1,440        --           59     1,499        --        1,499        --              1997
                           -------  ---------     -------   -------  ---------   ---------   --------
 Total Land Under
 Development.....          $53,258        --      $12,515   $65,773        --      $65,773        --
                           -------  ---------     -------   -------  ---------   ---------   --------
LAND HELD FOR
DEVELOPMENT
-------------
Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.......          $ 1,448        --      $    33   $ 1,481        --      $ 1,481        --              1997
 Atlanta West
 Distribution
 Center..........              714        --           38       752        --          752        --              1994
 Breckenridge
 Distribution
 Center..........            2,595        --          155     2,750        --        2,750        --              1997
 Riverside
 Distribution
 Center..........            1,107        --           93     1,200        --        1,200        --              1996
Austin, Texas
 Corridor Park
 Corporate
 Center..........            1,305        --           63     1,368        --        1,368        --              1994
 Southpark
 Corporate
 Center..........              525        --           63       588        --          588        --              1996
 Walnut Creek
 Corporate
 Center..........              951        --          133     1,084        --        1,084        --           1994,1996
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........              898        --          323     1,221        --        1,221        --         1994,1995,1996
 Charlotte
 Distribution
 Center South....              975        --           36     1,011        --        1,011        --              1997
 Interstate North
 Business Park...              343        --            8       351        --          351        --              1997
Chicago, Illinois
 Bloomingdale 100
 Business
 Center..........            5,797        --          440     6,237        --        6,237        --              1997
 North Avenue
 Distribution
 Center..........            1,532        --          329     1,861        --        1,861        --              1996
 O'Hare Cargo
 Distribution
 Center..........            3,661        --        6,873    10,534        --       10,534        --           1996,1997
 Remington Lakes
 Business Park...            3,233        --          204     3,437        --        3,437        --              1997

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                   COSTS    GROSS AMOUNTS AT WHICH CARRIED
                              INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                           -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                   ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION        BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------        ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND HELD FOR
DEVELOPMENT
-------------

Cincinatti, Ohio
 Airpark
 International
 Distribution
 Center.........               860        --          428     1,288        --        1,288        --              1997
 Princeton
 Distribution
 Center               (d)      436        --            3       439        --          439        --              1996
 Sharonville
 Distribution
 Center.........               574        --          226       800        --          800        --              1996
 Union Center
 Commerce Park..               592        --        1,981     2,573        --        2,573        --              1997
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center.........             1,447        --          731     2,178        --        2,178        --      1994,1995,1996,1997
 International
 Street Commerce
 Center.........               327        --           13       340        --          340        --              1996
Dallas/Fort
Worth, Texas
 Dallas
 Corporate
 Center.........               921        --           58       979        --          979        --              1995
 Great Southwest
 Industrial
 Center I.......               492        --           26       518        --          518        --              1996
 Great Southwest
 Distribution
 Center.........             2,330        --           38     2,368        --        2,368        --              1997
 Royal Lane
 Distribution
 Center.........             3,220        --           33     3,253        --        3,253        --              1997
Denver, Colorado
 Peoria
 Distribution
 Center.........             1,363        --          170     1,533        --        1,533        --              1997
 Upland
 Distribution
 Center I.......             1,647        --           18     1,665        --        1,665        --           1994,1997
East Bay (San
Francisco),
California
 Patterson Pass
 Business
 Center.........               552        --            3       555        --          555        --              1996
El Paso, Texas
 Northwestern
 Corporate
 Center.........             3,201        --        3,646     6,847        --        6,847        --           1991,1992
 Vista Corporate
 Center.........               331        --          151       482        --          482        --              1993
 Vista Del Sol
 Industrial
 Center.........             2,008        --          304     2,312        --        2,312        --           1994,1996
Fort
Lauderdale/Miami,
Florida
 Port 95
 Distribution
 Center I.......             5,556        --           17     5,573        --        5,573        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                 COSTS    GROSS AMOUNTS AT WHICH CARRIED
                            INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                         -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                 ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION      BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------      ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND HELD FOR
DEVELOPMENT
-------------

Houston, Texas
 Jersey Village
 Corporate
 Center.........           4,753        --          869     5,622        --        5,622        --              1997
 West by
 Northwest
 Industrial
 Center.........           1,859        --           73     1,932        --        1,932        --              1993
 World Houston
 Distribution
 Center.........             425        --           31       456        --          456        --              1997
Indianapolis,
Indiana
 North by
 Northeast
 Distribution
 Center.........             435        --           56       491        --          491        --              1994
 Plainfield Park
 Distribution
 Center.........           1,082        --          437     1,519        --        1,519        --              1996
Juarez, Mexico
 Salvacar
 Industrial
 Center.........           2,731        --          517     3,248        --        3,248        --              1997
Las Vegas,
Nevada
 Black Mountain
 Distribution
 Center.........           2,845        --          143     2,988        --        2,988        --           1995,1996
 Hughes Airport
 Center.........             263        --           10       273        --          273        --              1997
 Las Vegas
 Corporate
 Center.........   (e)     4,916        --          911     5,827        --        5,827        --         1993,1995,1997
Los Angeles /
Orange County,
California
 Foothills
 Business
 Center.........           7,647        --           79     7,726        --        7,726        --           1995,1996
 Mid-Counties
 Distribution
 Center.........           8,443        --         (502)    7,941        --        7,941        --              1997
Louisville,
Kentucky
 Riverport
 Distribution
 Center.........             138        --           14       152        --          152        --           1996,1997
Memphis,
Tennessee
 Memphis
 Industrial
 Park...........           2,563        --          931     3,494        --        3,494        --              1997
Nashville,
Tennessee
 Nashville/l-24
 Distribution
 Center.........             776        --        1,587     2,363        --        2,363        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                  COSTS    GROSS AMOUNTS AT WHICH CARRIED
                             INITIAL COSTS     CAPITALIZED       AT CLOSE OF PERIOD
                          -------------------- SUBSEQUENT  ------------------------------ ACCUMULATED
                  ENCUM-           BUILDING &      TO               BUILDING &    TOTAL   DEPRECIATION         DATE OF
DESCRIPTION       BRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS   (A,B)       (C)      CONSTRUCTION/ACQUISITION
-----------       ------- ------- ------------ ----------- ------- ------------ --------- ------------ ------------------------
LAND HELD FOR
DEVELOPMENT
-------------

New Jersey / I-
95 Corridor
 Cranbury
 Business Park..            3,162        --        1,155     4,317        --        4,317        --              1997
 Kennedy
 International
 Cargo Center...    (d)     3,915        --           85     4,000        --        4,000        --              1997
 Meadowland
 Industrial
 Center.........            1,600        --            2     1,602        --        1,602        --              1997
Orlando, Florida
 Orlando
 Corporate
 Center.........            3,234        --           96     3,330        --        3,330        --              1996
Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center.........            1,278        --           22     1,300        --        1,300        --           1992,1996
Portland, Oregon
 Jennifer
 Distribution
 Center.........            2,935        --          834     3,769        --        3,769        --              1997
 PDX Corporate
 Center East....     (e)      769        --           39       808        --          808        --              1997
 The Evergreen
 Park...........            3,241        --          731     3,972        --        3,972        --           1996,1997
Reno, Nevada
 Golden Valley
 Distribution
 Center.........              347        --          680     1,027        --        1,027        --              1995
Reynosa, Mexico
 Reynosa
 Industrial
 Center.........              840        --          112       952        --          952        --              1997
Rio Grande
Valley
(Brownsville),
Texas
 Rio Grande
 Distribution
 Center.........              429        --           10       439        --          439        --              1995
Salt Lake City,
Utah
 Centennial
 Distribution
 Center.........            2,726        --           71     2,797        --        2,797        --              1996
 Clearfield
 Distribution
 Center.........              104        --           23       127        --          127        --              1995
 Salt Lake
 Industrial
 Center.........            1,734        --           94     1,828        --        1,828        --           1994,1995
San Antonio,
Texas
 Coliseum
 Distribution
 Center.........              608        --          326       934        --          934        --              1994
 Landmark One
 Distribution
 Center.........              127        --            5       132        --          132        --              1997
 Perrin Creek
 Corporate
 Center.........            2,637        --          170     2,807        --        2,807        --              1996
 San Antonio
 Distribution
 Center III.....            1,290        --           25     1,315        --        1,315        --              1996

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                          COSTS     GROSS AMOUNTS AT WHICH CARRIED
                                     INITIAL COSTS     CAPITALIZED        AT CLOSE OF PERIOD
                                 --------------------- SUBSEQUENT  -------------------------------- ACCUMULATED
                  NO. OF ENCUM-            BUILDING &      TO                BUILDING &    TOTAL    DEPRECIATION
   DESCRIPTION    BLDGS. BRANCES   LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   (A,B)        (C)
   -----------    ------ ------- -------- ------------ ----------- -------- ------------ ---------- ------------
LAND HELD FOR
DEVELOPMENT
-------------

Seattle,
Washington
 Van Doren's
 Distribution
 Center.........            (e)     1,075         --         173      1,248         --        1,248        --
Tampa, Florida
 Sabal Park
 Distribution
 Center.........                    1,906         --         221      2,127         --        2,127        --
 Tampa East
 Distribution
 Center.........                    2,769         --         589      3,358         --        3,358        --
Washington,
D.C./Baltimore
 Hampton Central
 Distribution
 Center.........                    1,156         --         214      1,370         --        1,370        --
 Meadowridge
 Distribution
 Center.........                    3,810         --         666      4,476         --        4,476        --
                                 --------  ----------   --------   --------  ----------  ----------  ---------
 Total Land Held
 for
 Development....                 $131,509         --    $ 28,136   $159,645         --   $  159,645        --
                                 --------  ----------   --------   --------  ----------  ----------  ---------
GRAND TOTAL.....                 $587,481  $1,471,318   $820,223   $645,437  $2,233,585  $2,879,022  $(171,525)
                                 ========  ==========   ========   ========  ==========  ==========  =========
                          DATE OF
   DESCRIPTION    CONSTRUCTION/ACQUISITION
   -----------    ------------------------
LAND HELD FOR
DEVELOPMENT
-------------
Seattle,
Washington
 Van Doren's
 Distribution
 Center.........            1994
Tampa, Florida
 Sabal Park
 Distribution
 Center.........         1995,1997
 Tampa East
 Distribution
 Center.........            1994
Washington,
D.C./Baltimore
 Hampton Central
 Distribution
 Center.........            1994
 Meadowridge
 Distribution
 Center.........            1996
 Total Land Held
 for
 Development....
GRAND TOTAL.....

                       SECURITY CAPITAL INDUSTRIAL TRUST

                               DECEMBER 31, 1997

--------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1997 (in thousands):

      Total per Schedule III..................................... $2,879,022
      Construction in process....................................    114,495
      Capitalized preacquisition costs...........................     12,719
                                                                  ----------
        Total real estate........................................ $3,006,236(g)
                                                                  ==========

(b) The aggregate cost for federal income tax purposes was approximately $2,923,619,000.
(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).
(d) $164,119,000 of these properties are pledged as collateral for $87,937,000 in mortgage notes payable.
(e) $224,279,000 of these properties are subject to lien under $11,894,000 of net assessment bonds payable.
(f) $66,741,000 of these properties are pledged as collateral for $24,973,000 and $8,224,000 in first and second priority mortgage notes, respectively.
(g) A summary of activity for real estate and accumulated depreciation is as follows:

                                                             DECEMBER 31, 1997
                                                              (IN THOUSANDS)
                                                             -----------------
   Real Estate
     Balance at beginning of year...........................    $2,508,747
     Additions:
       Acquisitions/Completions.............................       413,078
       Improvements.........................................        95,341
     Cost of real estate disposed of........................       (53,862)
     Change in construction in process......................        36,989
     Change in capitalized preacquisition costs.............         5,943
                                                                ----------
     Balance at end of year.................................    $3,006,236
                                                                ==========
   Accumulated Depreciation
     Balance at beginning of year...........................    $  109,147
     Depreciation expense...................................        65,620
     Accumulation depreciation associated with real estate
      disposed of...........................................        (3,242)
                                                                ----------
     Balance at end of year.................................    $  171,525
                                                                ==========

                         SECURITY CAPITAL U.S. REALTY

                               AUDITORS' REPORT

To the Shareholders of SECURITY CAPITAL U.S. REALTY Luxembourg

  We have audited the consolidated financial statements, which consist of the consolidated statement of net assets, the consolidated statement of operations, the consolidated statement of changes in net assets, the consolidated statement of cash flows, the consolidated statement of changes in shares outstanding, the consolidated financial highlights for the year, the consolidated schedules of investments and the notes to the consolidated financial statements of Security Capital U.S. Realty (the "Company") as of and for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Board of Directors of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with International Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors of the Company in preparing the consolidated financial statements, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the attached consolidated financial statements described above give, in conformity with the legal requirements and United States generally accepted accounting principles, a true and fair view of the financial position of the Company at December 31, 1997 and of the results of its operations and changes in its net assets for the year then ended.

  Supplementary information included in the annual financial report has been reviewed in the context of our mandate but has not been subject to specific audit procedures carried out in accordance with the standards described above. Consequently, we express no opinion on such information. We have no observation to make concerning such information in the context of the consolidated financial statements taken as a whole.

Price Waterhouse                          Jean-Robert Lentz

Luxembourg, February 25, 1998

                          SECURITY CAPITAL U.S. REALTY

                      CONSOLIDATED STATEMENT OF NET ASSETS

                          AT 31 DECEMBER 1997 AND 1996
                   (IN THOUSANDS $ EXCEPT PER SHARE AMOUNTS)

                                                              1997       1996
                                                           ---------- ----------
ASSETS
Strategic ownership positions
  CarrAmerica, at market value (Cost $636,387)...........  $  838,343 $  554,573
  City Center Retail, at fair value (Cost $83,665).......      83,300        --
  Pacific Retail, at fair value (Cost $523,459)..........     610,811    209,091
  Regency, at market value (Cost $225,695)...............     312,438     98,986
  Storage USA, at market value (Cost $348,444)...........     422,265    321,745
  Urban Growth Property, at fair value (Cost $17,703)....      17,241        --
Special opportunity positions, at market/fair value (Cost
 $540,308)...............................................     608,656    246,245
                                                           ---------- ----------
                                                           $2,893,054 $1,430,640
Cash and cash equivalents................................       1,970     54,957
Accounts receivable and prepayments......................       6,796      8,294
Interest receivable from affiliate.......................         --         366
                                                           ---------- ----------
TOTAL ASSETS.............................................  $2,901,820 $1,494,257
                                                           ---------- ----------
LIABILITIES
Accounts payable and accrued expenses....................  $   12,382 $    5,265
Taxes payable............................................       1,018        393
Line of credit...........................................     130,000    169,500
                                                           ---------- ----------
TOTAL LIABILITIES........................................  $  143,400 $  175,158
                                                           ---------- ----------
TOTAL NET ASSETS (SHAREHOLDERS' EQUITY)..................  $2,758,420 $1,319,099
                                                           ========== ==========
Shareholders' equity:
  Common stock
    Authorised 500,000,000 shares of $2.00 par value,
     173,123,743 shares issued and outstanding at 31
     December 1997.......................................  $  346,247 $  192,985
    Legal reserve........................................      27,304        --
    Share premium account................................   1,749,598    857,199
                                                           ---------- ----------
PAID-IN CAPITAL..........................................  $2,123,149 $1,050,184
                                                           ---------- ----------
Undistributed net operating income.......................  $   73,324 $   13,015
Accumulated net realised gain............................      44,553      3,480
Unrealised appreciation on strategic and special
 opportunity positions...................................     517,394    252,420
                                                           ---------- ----------
SHAREHOLDERS' EQUITY.....................................  $2,758,420 $1,319,099
                                                           ========== ==========
NET ASSET VALUE PER SHARE................................  $    15.93 $    13.67

    The accompanying notes form an integral part of the financial statements

                          SECURITY CAPITAL U.S. REALTY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE YEAR ENDED 31 DECEMBER 1997 AND 1996
                   (IN THOUSANDS $ EXCEPT PER SHARE AMOUNTS)

                                                                1997     1996
                                                              -------- --------
OPERATING INCOME
Dividends from strategic ownership positions:
  CarrAmerica (net of withholding tax of $6,150)............. $ 35,262 $ 11,552
  Pacific Retail (net of withholding tax of $3,204)..........   18,372    8,123
  Regency (net of withholding tax of $1,699).................    9,742      658
  Storage USA (net of withholding tax of $3,638).............   20,859    7,408
                                                              -------- --------
                                                              $ 84,235 $ 27,741
Dividends from special opportunity positions (net of
 withholding tax of $2,613)..................................   14,981    4,422
                                                              -------- --------
                                                              $ 99,216 $ 32,163
Interest income from affiliate...............................    2,896      504
Interest and other income....................................      805    2,169
                                                              -------- --------
TOTAL OPERATING INCOME....................................... $102,917 $ 34,836
                                                              -------- --------
EXPENSES
Operating advisor fees.......................................   24,632    8,041
Custodian fees...............................................      470      318
Directors fees...............................................       85       57
Professional expenses........................................      810    1,023
Administrative expenses......................................    1,159      845
Amortisation of formation expenses...........................      --     1,654
Formation expenses...........................................      --       172
Taxes........................................................    1,857      628
Line of credit arrangement and commitment fees...............    2,259    2,991
Interest on line of credit...................................   11,336    6,168
                                                              -------- --------
TOTAL EXPENSES............................................... $ 42,608 $ 21,897
                                                              -------- --------
NET OPERATING INCOME.........................................   60,309   12,939
NET REALISED AND UNREALISED GAIN ON STRATEGIC AND SPECIAL
 OPPORTUNITY POSITIONS
Net realised gain on special opportunity positions...........   41,073    3,480
Net increase in appreciation on strategic and special
 opportunity positions.......................................  264,974  252,294
                                                              -------- --------
NET GAIN ON STRATEGIC AND SPECIAL OPPORTUNITY POSITIONS...... $306,047 $255,774
                                                              -------- --------
INCREASE IN NET ASSETS RESULTING FROM OPERATIONS............. $366,356 $268,713
                                                              ======== ========

    The accompanying notes form an integral part of the financial statements

                          SECURITY CAPITAL U.S. REALTY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE YEAR ENDED 31 DECEMBER 1997 AND 1996
                   (IN THOUSANDS $ EXCEPT PER SHARE AMOUNTS)

                                                         1997         1996
                                                      -----------  -----------
OPERATING ACTIVITIES:
  Net income......................................... $   366,356  $   268,713
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Movement in unrealised gain......................    (264,974)    (252,294)
    Amortisation of formation expenses...............         --         1,654
    Changes in operating assets and liabilities:
      Accounts receivable and prepayments............       1,498       (8,289)
      Interest receivable from affiliate.............         366         (366)
      Accounts payable and accrued expenses..........       2,488        2,426
      Operating advisor fees payable.................       4,629        2,594
      Taxes payable..................................         625          386
                                                      -----------  -----------
        Net cash provided by operating activities.... $   110,988  $    14,824
                                                      -----------  -----------
INVESTING ACTIVITIES:
  Fundings in strategic ownership positions:
    CarrAmerica......................................    (207,971)    (428,416)
    City Center Retail...............................     (83,665)         --
    Pacific Retail...................................    (313,145)    (157,255)
    Regency..........................................    (158,596)     (67,098)
    Storage USA......................................     (76,561)    (271,883)
    Urban Growth Property............................     (17,703)         --
  Fundings in Security Capital Group.................    (142,500)     (22,500)
  Fundings in other special opportunity positions,
   net...............................................    (197,300)    (176,413)
                                                      -----------  -----------
        Net cash used in investing activities........ $(1,197,441) $(1,123,565)
                                                      -----------  -----------
FINANCING ACTIVITIES:
  Net proceeds from offerings........................   1,072,966      987,238
  Drawdowns from line of credit......................   1,425,000      376,500
  Repayment of line of credit........................  (1,464,500)    (207,000)
                                                      -----------  -----------
        Net cash provided by financing activities.... $ 1,033,466  $ 1,156,738
                                                      -----------  -----------
Net decrease in cash and cash equivalents............     (52,987)      47,997
Cash and cash equivalents, beginning of the year.....      54,957        6,960
                                                      -----------  -----------
Cash and cash equivalents, end of the year........... $     1,970  $    54,957
                                                      ===========  ===========

    The accompanying notes form an integral part of the financial statements

                          SECURITY CAPITAL U.S. REALTY

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

                  FOR THE YEAR ENDED 31 DECEMBER 1997 AND 1996
                   (IN THOUSANDS $ EXCEPT PER SHARE AMOUNTS)

                                                              1997       1996
                                                           ---------- ----------
OPERATIONS:
Net operating income.....................................  $   60,309 $   12,939
Realised gain on special opportunity positions...........      41,073      3,480
Increase in appreciation on strategic and special
 opportunity positions...................................     264,974    252,294
                                                           ---------- ----------
Increase in net assets resulting from operations.........  $  366,356 $  268,713
CAPITAL TRANSACTIONS:
Paid-in capital..........................................   1,072,965    987,238
                                                           ---------- ----------
Increase in net assets during the year...................  $1,439,321 $1,255,951
Net assets at the beginning of the year..................   1,319,099     63,148
                                                           ---------- ----------
Net assets at the end of the year (includes undistributed
 net operating income of $73,324 for 1997 and $13,015 for
 1996)...................................................  $2,758,420 $1,319,099
                                                           ========== ==========
Per share data as at 31 December:
  NET ASSET VALUE........................................  $    15.93 $    13.67
  MARKET VALUE (SOURCE: BLOOMBERG).......................  $    14.20 $    12.80

            CONSOLIDATED STATEMENT OF CHANGES IN SHARES OUTSTANDING

                  FOR THE YEAR ENDED 31 DECEMBER 1997 AND 1996

                                                             NUMBER OF SHARES
                                                          ----------------------
                                                             1997        1996
                                                          ----------- ----------
At the beginning of the year.............................  96,492,710  6,294,573
Issued during the year...................................  76,631,033 90,198,137
                                                          ----------- ----------
AT THE END OF THE YEAR................................... 173,123,743 96,492,710
                                                          =========== ==========

                       CONSOLIDATED FINANCIAL HIGHLIGHTS

                  FOR THE YEAR ENDED 31 DECEMBER 1997 AND 1996
                                (EXPRESSED IN $)

                                                                   1997   1996
                                                                  ------ ------
Per share data:
  Net asset value beginning of the year.......................... $13.67 $10.03
  Net operating income...........................................   0.37   0.12
  Net change in unrealised appreciation and realised gain on
   strategic and special opportunity positions in the year.......   1.89   3.52
                                                                  ------ ------
NET ASSET VALUE AT THE END OF THE YEAR........................... $15.93 $13.67
                                                                  ====== ======

    The accompanying notes form an integral part of the financial statements

                          SECURITY CAPITAL U.S. REALTY

             CONSOLIDATED SCHEDULE OF STRATEGIC OWNERSHIP POSITIONS

                              AT 31 DECEMBER 1997
           (IN THOUSANDS $ EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)

                                              NUMBER OF           MARKET/FAIR  PERCENTAGE
STRATEGIC OWNERSHIP POSITIONS  SECURITY TYPE SHARES HELD   COST      VALUE    OF NET ASSETS
-----------------------------  ------------- ----------- -------- ----------- -------------
CarrAmerica.............       Common Stock  26,456,583  $636,387 $  838,343      30.4%
City Center Retail......       Common Stock   8,330,000    83,665     83,300       3.0%
Pacific Retail..........       Common Stock  46,985,459   523,459    610,811      22.1%
Regency.................       Common Stock  11,284,439   225,695    312,438      11.3%
Storage USA.............       Common Stock  10,573,154   348,444    422,265      15.3%
Urban Growth Property...       Common Stock   1,724,100    17,703     17,241       0.6%
                                                                   ----------     ----
TOTAL OWNERSHIP IN
 STRATEGIC POSITIONS AT
 MARKET VALUE (FOR
 PUBLICLY TRADED
 COMPANIES) AND FAIR
 VALUE (FOR UNTRADED
 COMPANIES).............                                          $2,284,398      82.7%
                                                                   ==========     ====

             CONSOLIDATED SCHEDULE OF SPECIAL OPPORTUNITY POSITIONS

                              AT 31 DECEMBER 1997
           (IN THOUSANDS $ EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)

                                                      MARKET/FAIR  PERCENTAGE
PROPERTY TYPE                                  COST      VALUE    OF NET ASSETS
-------------                                -------- ----------- -------------
Companies in which SC-USREALTY owns a 5% or
 greater interest:
  Other....................................  $100,106  $ 98,695        3.6%
Companies in which SC-USREALTY owns less
 than 5% interest:
  Office/Industrial........................    81,558   112,635        4.1%
  Storage..................................    53,311    63,045        2.3%
  Retail...................................    48,265    63,026        2.3%
  Multifamily..............................    45,646    58,117        2.1%
  Hotel....................................    46,422    48,138        1.7%
                                                       --------       ----
Total ownership in Special Opportunity
 Positions at market/fair value:                       $443,656       16.1%
Ownership in Security Capital Group........   165,000   165,000        6.0%
                                                       --------       ----
TOTAL OWNERSHIP IN SPECIAL OPPORTUNITY
 POSITIONS AT MARKET/FAIR VALUE INCLUDING
 SECURITY CAPITAL GROUP:                               $608,656       22.1%
                                                       ========       ====

    The accompanying notes form an integral part of the financial statements

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AT 31 DECEMBER 1997


NOTE 1--ORGANISATION

  The Company (Amsterdam Stock Exchange ISIN Code : LU0060100673, Bloomberg Symbol : SCUS NA, Reuters Symbol : CAPAu.AS) was incorporated on 7 July 1995 and is a research-driven, growth-orientated real estate operating company focused on taking significant ownership positions in value-added real estate operating companies based in the United States, and guiding those companies to maximise their strategy, operations and performance. The Company is a Luxembourg real estate corporation organised as a "Societe d'Investissement a Capital Fixe" (a company with a fixed capital).

  The Company owns its assets through its wholly owned Luxembourg subsidiary, Security Capital Holdings S.A. ("HOLDINGS"). All accounts of HOLDINGS have been consolidated with the Company and all significant intercompany transactions have been eliminated upon consolidation. References herein to SC-USREALTY are to the consolidated entity consisting of Security Capital U.S. Realty and Security Capital Holdings S.A., unless noted otherwise.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and with Luxembourg regulatory requirements.

 A. Market Value/Fair Value Basis of Presentation

  SC-USREALTY accounts for its investments, except for the investments in Security Capital Group as described below, at market value or estimated fair value (depending on whether the investment is publicly traded or not) as management believes market/fair value more accurately reflects SC-USREALTY's financial position and results of operations as a real estate business. Thus, SC-USREALTY's investments in publicly traded companies are valued at market determined by using closing market prices on the NYSE as of the balance sheet date. Investments in private companies are valued at fair value generally determined at cost, or an appropriate lower value if the investment is not progressing as envisioned. If substantial additional capital is raised by the investee from independent third parties in a private placement, then SC-USREALTY values its investment at the price at which that capital was raised when a substantial percentage of the new subscriptions have been funded.

  The investments in Security Capital Group are accounted for at cost due to current sale restrictions which will cease to apply during the first quarter of 1998.

  Under market/fair value accounting, unrealised gains or losses are determined by comparing the market/fair value of the securities held to the cost of such securities. Unrealised gains or losses relating to changes in market/fair value of SC-USREALTY's investments are reported as a component of net earnings. Deferred income taxes, if any, are recorded at the applicable statutory rate as the estimate of taxes payable as if such gains were realised. Under current tax laws, and in light of SC-USREALTY's operating methods and plans, SC-USREALTY's investment gains generally are not subject to income taxes.

  At 31 December 1997, 24.6% of SC-USREALTY's investments were in private or untraded securities valued at their fair value as determined by the Board of Directors, using the methodology described above. This value may differ from the value that would have been used had a trading market for these securities existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realisable values.

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       AT 31 DECEMBER 1997--(CONTINUED)

 B. Accounting for Investments and Income

  All purchases and sales of publicly traded securities are recorded as of the day after the trade date (being the date that SC-USREALTY's broker actually executes an order to buy or sell). Purchases and sales of unlisted securities and the funding of strategic investees under stock purchase agreements are recorded as of the date the actual purchase or sale is made. Dividend income is recorded on the ex-dividend date for each dividend declared by an issuer. Dividends received are presented net of withholding taxes, which totalled $17.3 million during the twelve month ended 31 December 1997. The withholding tax is stated net of estimated refunds of $174,781 (1996:$56,573). HOLDINGS is entitled to the refunds as the withholding tax is not levied on the portion of dividends which is a return of capital. Interest income (including interest on convertible subordinated debentures issued by Security Capital Group) is recorded on the accrual basis. Interest received is also stated net of withholding taxes, of which there were none in 1997. Realised gains and losses on sales of shares are determined on the average cost method.

 C. Cash and Cash Equivalents

  SC-USREALTY considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 3--INVESTMENTS

  SC-USREALTY will aim to have 75% to 90% of its assets deployed in Strategic Ownership Positions and 10% to 25% invested in Special Opportunity Positions.

 A. Strategic Ownership Positions

  Strategic Ownership Positions represent significant (minimum of 25% to a general maximum of 49% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies, or in private companies that will be positioned to be taken public. With private companies which SC-USREALTY sponsors, it expects to own substantially more than 50% of the voting shares until such companies become publicly traded, at which time SC-USREALTY expects its ownership will begin to be diluted until it reaches 35% to 45% fully diluted ownership levels. SC-USREALTY will be the largest shareholder of its strategic investees, have representation on their Boards of Directors, and influence their operations and strategies through ongoing consultation and research. Strategic investees are characterised by the perceived potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

 B. Special Opportunity Positions

  Special Opportunity Positions consist of ownership positions of less than 10% of the fully diluted stock in publicly traded U.S. Real Estate Investment Trusts ("REITs") and other publicly traded U.S. real estate companies. The investments have and will take the form of either direct investments in, or public market purchases of, shares of companies that SC-USREALTY believes possess the requisite fundamentals to generate strong cash flow growth and/or value appreciation. In exceptional circumstances, and to a very limited extent, SC-USREALTY may make special opportunity investments in companies which are not publicly traded. Typically such an investment would be in a company which does not at the time of investment fulfill the criteria for a strategic ownership position, but in which SC-USREALTY may take a strategic ownership position in the future. SC-USREALTY will provide the 31 December 1997 list of its investments to shareholders, free of charge upon request, from the registered office of the company.

  At 31 December 1997, SC-USREALTY had deployed a total of $165 million in securities of Security Capital Group. This amount is made up of an initial investment of $110 million (representing 52,430.9 of Class A common shares and $55 million principal amount of 6.5% convertible subordinated debentures due
2016) and an additional $55 million (1,964,286 Class B common shares) invested during Security Capital Group's Initial Public Offering in September 1997.

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       AT 31 DECEMBER 1997--(CONTINUED)


NOTE 4-ACCOUNTS RECEIVABLE AND PRE-PAYMENTS

                                               31 DECEMBER      31 DECEMBER
                                                   1997             1996
                                             ---------------- ----------------
                                             (IN THOUSANDS $) (IN THOUSANDS $)
Dividends...................................      1,668            8,236
Receivable from brokers on investments
 sold.......................................      4,905              --
Debenture interest from Security Capital
 Group......................................        --               366
Refund of withholding tax...................        223               56
Other.......................................        --                 2
                                                  -----            -----
                                                  6,796            8,660
                                                  =====            =====

NOTE 5-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                 31 DECEMBER      31 DECEMBER
                                                     1997             1996
                                               ---------------- ----------------
                                               (IN THOUSANDS $) (IN THOUSANDS $)
Operating advisor fee.........................       7,243           2,614
Offering expenses.............................       1,739           1,090
Line of credit arrangement fees...............         860             --
Interest payable..............................          53             646
Custodian fees................................         110             127
Other(/1/)....................................       2,377             788
                                                    ------           -----
                                                    12,382           5,265
                                                    ======           =====

--------
(1) "Other' accounts payable includes an amount of $312,000 of operating expenses (1996:$217,000) paid by Security Capital Group on behalf of SC-USREALTY. The amount has been fully reimbursed to Security Capital Group in February 1998.

NOTE 6--ADVISORY AGREEMENT

  SC-USREALTY has an advisory agreement with Security Capital (EU) Management S.A. (the "Operating Advisor"), a wholly owned subsidiary of Security Capital Group. This agreement requires the Operating Advisor to provide SC-USREALTY with advice with respect to strategy, investments, financing and certain other administrative matters affecting SC-USREALTY. The Operating Advisor has agreed to identify tangible capital deployment opportunities in U.S. real estate companies and evaluate such companies' competitive positions, management expertise, strategic direction, financial strength and prospects for long-term sustainable per share cash flow growth. The Operating Advisor also advises SC-USREALTY on obtaining board and committee representation and management rights. The agreement automatically renews for successive two year periods unless either party gives notice it will not renew. The Operating Advisor subcontracts for certain services through its wholly owned affiliate, Security Capital (UK) Management Limited (based in London), and another Security Capital Group subsidiary, Security Capital Investment Research Incorporated (based in Chicago). The Operating Advisor is entitled to an advisory fee, payable quarterly in arrears, at an annual rate of 1.25% of the average monthly market/fair value of invested assets excluding investments in Security Capital Group securities and investments of short-term cash and cash equivalents. The amounts accrued at 31 December 1997 represent three months' fees. SC-USREALTY pays its own third party operating and administrative expenses and transaction costs, provided that the Operating Advisor's fee will be reduced to the extent that third party operating and administrative expenses (but not transaction costs) exceed 0.25% per annum of average monthly market/fair value of invested assets, excluding investments in Security Capital Group securities and investments of short term cash and cash equivalents. Such third party operating and administrative costs were 0.13% of average monthly market/fair value of assets for the twelve months ended 31 December 1997.

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       AT 31 DECEMBER 1997--(CONTINUED)

  SC-USREALTY pays to the Custodian, Paying Agent, Domiciliary and Corporate Agent as well as the Registrar and Transfer Agent, a fee in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on SC-USREALTY's gross assets.

NOTE 7--TAXATION

  The Company, as separate from HOLDINGS, is not liable for any Luxembourg tax on income. The Company is liable in Luxembourg for a capital tax of 0.06% per annum of its net asset value. Cash dividends and interest received by the Company or HOLDINGS on their investments may be subject to non-recoverable withholding or other taxes in the countries of origin. U.S. withholding tax rates of 15% were generally in effect for dividends received in 1996 and 1997.

  Under the current and the proposed new United States-Luxembourg tax treaties the Company believes that HOLDINGS (or other subsidiaries of the Company) qualifies for a 15% rate of withholding tax on dividends of operating income from most (if not all) of the REIT investments currently held by HOLDINGS and for future REIT investments. There can be no assurance that these rates will be achieved as to all such investments. These benefits are also dependent on HOLDINGS meeting the "limitations on benefits" test under Article 24 of the proposed new treaty. The tests prescribed by Article 24, particularly in terms of stock ownership requirements, base erosion and publicly traded criterias are inherently factual in nature. Such tests will only need to be applied to HOLDINGS (or other subsidiaries of the Company) at a future, and presently indeterminate, point in time and will be dependent on the particular facts at such time. However, management will use its best efforts to ensure HOLDINGS (or other subsidiaries of the Company) meets the conditions for claiming the reduced treaty withholding rate at the relevant time and the Company currently believes that such conditions will be met.

  HOLDINGS, an ordinary corporate taxpayer under Luxembourg law, owns all of the consolidated group's interests in U.S. REITs and other U.S. real estate companies. Corporations which are resident Luxembourg taxpayers are taxed on their worldwide net income, determined on the basis of gross income less cost incurred. Certain items of income and capital gains are excluded from the calculation of income received for tax purposes, including income and capital gains from certain investments which meet certain holding period (generally one calendar year) and size requirements. HOLDINGS operates so as to have the highest possible percentage of its investments qualify for the exclusion. Interest accrued on advances from the Company to HOLDINGS is deducted in determining HOLDINGS's taxable income.

  Income paid from HOLDINGS to the Company is subject to various levels of tax. Gross cash (but not accrued) interest payments from HOLDINGS to the Company, which were $15,263,653 during the twelve months ended 31 December 1997, are subject to withholding tax at a rate of 3.75% (which totalled $572,387 for the twelve months to 31 December 1997). No dividends were paid.

                                                 31 DECEMBER      31 DECEMBER
                                                     1997             1996
                                               ---------------- ----------------
                                               (IN THOUSANDS $) (IN THOUSANDS $)
Capital Tax...................................      1,285             439
Withholding Tax...............................        572             189
                                                    -----             ---
                                                    1,857             628
                                                    =====             ===

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       AT 31 DECEMBER 1997--(CONTINUED)

NOTE 8--LINE OF CREDIT

  SC-USREALTY's total indebtedness as of 31 December 1997 and 31 December 1996 was $130.0 million and $169.5 million, respectively, and its total equity market capitalisation stood at $2.5 billion and $1.2 billion, respectively (the market share price was $14.20 and $12.80, respectively).

  In March 1998, SC-USREALTY increased its revolving line of credit from Commerzbank Aktiengesellschaft and a consortium of European and international banks from $500 million to $700 million, of which $130.0 million was drawn and outstanding as of 31 December 1997. The earliest date on which this line of credit will expire is March 2000, but SC-USREALTY has the right to convert the then outstanding borrowings into a two-year term loan on that date, with semi-annual amortisation payments to be made over the two year period, which effectively extends the final loan payment to March 2002. Borrowings bear interest at the greater of the United States prime rate or the federal funds rate plus 0.5% or, at SC-USREALTY's option, LIBOR plus 0.875% to 1.125% per annum based on the percentage of all advances outstanding to the market value of qualifying collateral. Additionally, there is a facility fee of 0.25% per annum. All borrowings are subject to covenants that SC-USREALTY maintain at all times (i) an interest coverage ratio of not less than 2:1, (ii) a debt to net worth ratio of no greater than 1:1, (iii) a debt service coverage ratio of not less than 1.4:1 and (iv) a net worth of at least $750 million. As at 31 December 1997, SC-USREALTY was in compliance with all covenants and continues to be in compliance with them. The line of credit is secured by substantially all the assets of SC-USREALTY and a guarantee from the Company.

  Average daily borrowings for the year ended 31 December 1997 were $136.2 million, at a weighted average interest rate of 7.27% per annum.

NOTE 9--LEGAL RESERVE

  According to Luxembourg law, an annual transfer of 5% of the net profit to a legal reserve is required until this reserve equals 10% of the value of the issued share capital. The directors transferred $27,304,439 from the share premium reserve to the legal reserve when the Company converted from a SICAV to a SICAF in June 1997. A transfer of $3,070,846 (based on the net profits for the six months from 1 July 1997 to 31 December 1997) will be made in 1998 upon the shareholders' approval of the 1997 financial statements.

                         SECURITY CAPITAL U.S. REALTY

                               AUDITORS' REPORT

To the Shareholders of
SECURITY CAPITAL U.S. REALTY
Luxembourg

We have audited the consolidated financial statements, which consist of the consolidated statement of net assets, the consolidated statement of operations, the consolidated statement of changes in net assets, the consolidated statement of cash flows, the consolidated statement of changes in shares outstanding, the consolidated financial highlights for the year, the consolidated schedules of investments and the notes to the consolidated financial statements of Security Capital U.S. Realty (the "Company") as of and for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Board of Directors of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing (which are substantially consistent with US generally accepted auditing standards). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors of the Company in preparing the consolidated financial statements, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the attached consolidated financial statements described above give, in conformity with the legal requirements and United States generally accepted accounting principles, a true and fair view of the financial position of the Company at December 31, 1996 and of the results of its operations and changes in its net assets for the year then ended.

Supplementary information included in this annual financial report has been reviewed in the context of our mandate but has not been subject to specific audit procedures carried out in accordance with the standards described above. Consequently, we express no opinion on such information. We have no observation to make concerning such information in the context of the consolidated financial statements taken as a whole.

Price Waterhouse                      Jean-Robert Lentz
                                      Reviseur d'enterprises

Luxembourg, February 28, 1997

                          SECURITY CAPITAL U.S. REALTY

                      CONSOLIDATED STATEMENT OF NET ASSETS

                              AT DECEMBER 31, 1996
              (EXPRESSED IN $, IN THOUSANDS EXCEPT PER SHARE DATA)

ASSETS
STRATEGIC INVESTMENTS:
 CarrAmerica, at market/fair value (cost $428,416)            554,573
 Pacific Retail, at fair value (cost $210,315)                209,091
 Regency, at market value (cost $67,098)                       98,986
 Storage USA, at market value (cost $271,883)                 321,745
SPECIAL OPPORTUNITY INVESTMENTS:
 Publicly traded positions, at market value (cost $178,008)   223,745
 Security Capital, at fair value (cost $22,500)                22,500
                                                            ---------
                                                            1,430,640
                                                            ---------
Cash and cash equivalents                                      54,957
Accounts receivable and prepayments                             8,294
Interest receivable from affiliate                                366
                                                            ---------
TOTAL ASSETS                                                 1,494,257
                                                            ---------
LIABILITIES
Accounts payable and accrued expenses                           2,651
Operating advisor fee payable                                   2,614
Taxes payable                                                     393
Line of credit                                                169,500
                                                            ---------
TOTAL LIABILITIES                                              175,158
                                                            ---------
TOTAL NET ASSETS (SHAREHOLDERS' EQUITY)                      1,319,099
                                                            =========
NET ASSETS ARE COMPRISED OF:
 Paid in capital                                            1,050,184
 Undistributed net investment income                           13,015
 Undistributed realised gain                                    3,480
 Unrealised appreciation on investments                       252,420
                                                            ---------
                                                             1,319,099
                                                            =========
Represented by 96,492,710 shares outstanding
NET ASSET VALUE PER SHARE                                        13.67


   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

   CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996
              (EXPRESSED IN $, IN THOUSANDS EXCEPT PER SHARE DATA)

INVESTMENT INCOME

Dividends from strategic investments:
 CarrAmerica (net of withholding tax of $2,015)                        11,552
 Pacific Retail (net of withholding tax of $1,359)                      8,123
 Regency Realty (net of withholding tax of $115)                          658
 Storage USA (net of withholding tax of $1,292)                         7,408
                                                                    ---------
                                                                       27,741
Dividends from publicly-traded investments (net of withholding tax
 of $770)                                                               4,422
                                                                    ---------
                                                                       32,163
Interest and other income                                               2,673
                                                                    ---------
TOTAL INVESTMENT INCOME                                                34,836
                                                                    ---------
EXPENSES
Operating advisor fees                                                  8,041
Custodian fees                                                            318
Professional expenses                                                     431
Offering expenses                                                         592
Directors fees                                                             57
Administrative expenses                                                   845
Amortisation of formation expenses                                      1,654
Formation expenses                                                        172
Line of credit arrangement fees                                         2,991
Taxes                                                                     628
Interest on line of credit                                              6,168
                                                                    ---------
TOTAL EXPENSES                                                         21,897
NET INVESTMENT INCOME                                                  12,939
Realised gains on publicly-traded investments                           3,480
Increase in appreciation on investments                               252,294
                                                                    ---------
Increase in net assets resulting from operations                      268,713
                                                                    =========



   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

   CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1996
              (EXPRESSED IN $, IN THOUSANDS EXCEPT PER SHARE DATA)

OPERATING ACTIVITIES:
 Net Income                                                         268,713
 Adjustments to reconcile net income to net cash provided by op-
  erating activities:
  Movement in unrealised gain                                      (252,294)
  Amortisation of formation expenses                                  1,654
  Changes in operating assets and liabilities:
   Accounts receivable and prepayments                               (8,289)
   Interest receivable from affiliate                                  (366)
   Accounts payable and accrued expenses                              2,426
   Operating advisor fees payable                                     2,594
   Other liabilities                                                    386
                                                                 ----------
Net cash provided by operating activities                            14,824
                                                                 ----------
INVESTING ACTIVITIES:
 Investments in Strategic Positions:
  CarrAmerica                                                      (428,416)
  Pacific Retail                                                   (157,255)
  Regency                                                           (67,098)
  Storage USA                                                      (271,883)
 Investments in Publicly-traded Positions                          (176,413)
 Investments in Security Capital                                    (22,500)
                                                                 ----------
Net cash used in investing activities                            (1,123,565)
                                                                 ----------
FINANCING ACTIVITIES:
 Proceeds from public and private offerings                         987,238
 Proceeds from line of credit                                       376,500
 Repayment of line of credit                                       (207,000)
                                                                 ----------
Net cash provided by financing activities                         1,156,738
                                                                 ----------
Net increase in cash and cash equivalents                            47,997
Cash and cash equivalents, beginning of the year                      6,960
                                                                 ----------
Cash and cash equivalents, end of the year                           54,957
                                                                 ==========


   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
              FOR THE YEAR/PERIOD ENDED DECEMBER 31, 1996 AND 1995

              (EXPRESSED IN $, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             ----------
                                                        1996       1995
                                                  ---------  ---------
Net investment income                                12,939         76
Realised gains on publicly-traded investments         3,480          0
Increase in appreciation on investments             252,294        126
                                                  ---------  ---------
Increase in net assets resulting from operations    268,713        202
Paid-in subscriptions                               987,238     62,946
                                                  ---------  ---------
Increase in net assets during the year/period     1,255,951     63,148
Net assets at the beginning of the year/period       63,148          0
                                                  ---------  ---------
Net assets at the end of the year/period          1,319,099     63,148
                                                  =========  =========
Net Asset Value per share on December 31, 1996        13.67      10.03

            CONSOLIDATED STATEMENT OF CHANGES IN SHARES OUTSTANDING
              FOR THE YEAR/PERIOD ENDED DECEMBER 31, 1996 AND 1995

                                       NUMBER OF SHARES
                                     ---------------------
                                           1996       1995
                                     ---------- ---------
At the beginning of the year/period   6,294,573         0
Issued during the year/period        90,198,137 6,294,573
                                     ---------- ---------
At the end of the year/period        96,492,710 6,294,573
                                     ========== =========

                   CONSOLIDATED FINANCIAL HIGHLIGHTS FOR THE
                  YEAR/PERIOD ENDED DECEMBER 31, 1996 AND 1995
                                (EXPRESSED IN $)

                                                                1996       1995
                                                          ---------  ---------
Per share data:
Net asset value beginning of the year/period                  10.03       0.00
Paid-in capital                                                0.00      10.00
Net investment income                                          0.12       0.01
Net change in unrealised appreciation and realised gains
 on investments in year/period                                 3.52       0.02
                                                          ---------  ---------
Net asset value at the end of the year/period                 13.67      10.03
                                                          =========  =========


   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

          CONSOLIDATED SCHEDULE OF INVESTMENTS IN STRATEGIC POSITIONS

                              AT DECEMBER 31, 1996
              (EXPRESSED IN $, IN THOUSANDS EXCEPT PER SHARE DATA)

                 -----------------------------------------------------------------------------------
                                              NUMBER OF               MARKET/FAIR         PERCENTAGE
STRATEGIC INVESTEES       SECURITY TYPE     SHARES HELD        COST         VALUE      OF NET ASSETS
-------------------   ------------------- --------------  ----------- -----------      -------------
CarrAmerica                  Common Stock      18,515,307     415,416     541,573              41.1%
CarrAmerica               Preferred Stock        520,000       13,000      13,000               0.9%
Pacific Retail               Common Stock     20,909,091      210,315     209,091              15.9%
Regency                      Common Stock      3,770,900       67,098      98,986               7.5%
Storage USA                  Common Stock      8,551,354      271,883     321,745              24.4%
TOTAL INVESTMENTS IN STRATEGIC POSITIONS AT MARKET VALUE (FOR
PUBLICLY-
                                                                       ---------
TRADED COMPANIES) AND ESTIMATED FAIR VALUE (FOR UNTRADED COM-
PANIES)                                                                 1,184,395
                                                                       ---------

     CONSOLIDATED SCHEDULE OF INVESTMENTS IN SPECIAL OPPORTUNITY POSITIONS

                              AT DECEMBER 31, 1996
              (EXPRESSED IN $, IN THOUSANDS EXCEPT PER SHARE DATA)

                                          ------------------------------------
                                    NUMBER OF        MARKET/FAIR    PERCENTAGE
PROPERTY TYPE                     SHARES HELD   COST       VALUE OF NET ASSETS
-------------                     ----------- ------ ----------- -------------
Companies in which USREALTY owns
 a 5% or greater interest:
NONE
Companies in which USREALTY owns
 less than 5% interest:
Multifamily                         2,386,900 49,749      59,935          4.5%
Office/Industrial                   2,690,900 65,472      87,946          6.7%
Retail                              3,215,800 62,787      75,864          5.8%
                                                      ---------
Total investments in publicly-
 traded companies at market
 value:                                                  223,745
Investment in Security Capital                22,500      22,500          1.7%
TOTAL INVESTMENTS IN SPECIAL OPPORTUNITY POSITIONS
AT MARKET VALUE (FOR PUBLICLY-
                                                      ---------
TRADED COMPANIES) AND ESTIMATED FAIR VALUE (FOR
UNTRADED COMPANIES):                                     246,245
                                                      ---------

A detailed schedule of portfolio changes for the year ended December 31, 1996 is available free of charge upon request at the registered office.



   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AT DECEMBER 31, 1996

NOTE 1--ORGANISATION

Security Capital U.S. Realty (the "Company") is a Luxembourg real estate corporation organised as a "Societe d'Investissement a Capital Variable" ("SICAV"), an investment company with variable capital. The Company was formed on July 7, 1995 for the purpose of owning and operating United States of America real estate primarily through companies in which it has a strategic ownership position. The Company owns its assets through its wholly owned Luxembourg subsidiary, Security Capital Holdings S.A. ("HOLDINGS"). All accounts of HOLDINGS have been consolidated with the Company and all significant intercompany transactions have been eliminated upon consolidation. References herein to USREALTY are to the consolidated entity consisting of Security Capital U.S. Realty and Security Capital Holdings S.A., unless noted otherwise.

The Company expects to request shareholder approval in the first half of 1997 to convert to a Societe d'Investissement a Capital Fixe, an investment company with fixed capital, which should not materially alter the Company's operations or prospects.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and with Luxembourg regulatory requirements.

A. Market Value/Fair Value Basis of Presentation:
USREALTY accounts for its investments at market value or estimated fair value (depending on whether the investment is publicly traded or not) as management believes market/fair value more accurately reflects USREALTY's financial position and results of operations as a real estate business. Thus, USREALTY's investments in publicly traded companies are valued at market determined by using closing market prices as of the balance sheet date. Investments in private companies are valued at fair value generally determined at cost, or an appropriate lower value if the investment is not progressing as envisioned. If substantial additional capital is raised by the investee from independent third parties in a private placement, then USREALTY values its investment at the price at which that capital was raised when a substantial percentage of the new subscriptions have been funded. Untraded convertible securities are carried at their principal amount until convertible at an ascertainable value. The CarrAmerica convertible preferred each are convertible into one share of CarrAmerica common stock beginning April 1997, at which time they will be reflected at their conversion value.

Under market/fair value accounting, unrealised gains or losses are determined by comparing market/fair value of the securities held to the cost of such securities. Unrealised gains or losses relating to changes in market/fair value of USREALTY's investments are reported as a component of net earnings. Deferred income taxes, if any, are recorded at the applicable statutory rate as the estimate of taxes payable as if such gains were realised. Under current tax laws, and in light of USREALTY's operating methods and plans, USREALTY's investment gains generally are not subject to income taxes.

USREALTY's investments are generally long-term and USREALTY does not intend to sell securities simply to realise gain thereon (other than in the case of selected special opportunity investments).

At December 31, 1996, 17.1% of USREALTY's investments were private or untraded securities valued at their fair value as determined by the Board of Directors, using the methodology described above. This value may differ from the value that would have been used had a trading market for these shares existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realisable values.

B. Accounting for Investments and Income
All purchases and sales of publicly traded securities are recorded as of the trade date (being the date that USREALTY's broker actually executes an order to buy or sell). Purchases and sales of unlisted securities are recorded as of the date the actual purchase or sale is completed. Dividend income is recorded on the ex-dividend date for each dividend declared by an issuer. Dividends received are presented net of withholding taxes, which totalled $5.6 million during the twelve months ended December 31, 1996. The withholding tax is stated net of

                         SECURITY CAPITAL U.S. REALTY
estimated refunds of $56,573. HOLDINGS is entitled to the refunds as the withholding tax is not levied on the portion of dividends which is a return of capital. Interest income (including interest on convertible subordinated debentures issued by Security Capital Group Incorporated ("Security Capital")) is recorded on the accrual basis. Interest received is also stated net of withholding taxes, of which there were none in 1996. Realised gains and losses on sales of shares are determined on the average cost method.

C. Cash and Cash Equivalents
USREALTY considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

NOTE 3--INVESTMENTS

USREALTY will aim to have 65% to 85% of its assets deployed in strategic ownership positions ("Strategic Investments"), and 10% to 35% invested in special opportunity ownership positions, including up to 10% in securities of Security Capital.

A. Strategic Investments
Strategic investments represent significant (minimum of 25% to a general maximum of 49% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies, or in private companies that will be positioned to be taken public. With private companies which USREALTY sponsors, it will frequently own substantially more than 50% of the voting shares until such companies become publicly traded, at which time USREALTY's ownership will begin to be diluted until it reaches 35% to 45% ownership levels. USREALTY will be the largest shareholder of its strategic investees, have representation on their Boards of Directors, and influence their operations and strategy. Strategic investees are characterised by the perceived potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

B. Special Opportunity Investments
(i) PUBLICLY-TRADED INVESTMENTS

"Publicly-Traded Investments" consist of ownership positions of less than 10% of the fully diluted stock in publicly-traded United States real estate investment trusts ("US REITS") and real estate companies. Publicly-traded investments have and will take the form of either direct investments in, or public market purchases of, shares of companies that USREALTY believes possess the requisite fundamentals to generate strong cash flow growth and/or value appreciation.

At December 31, 1996, USREALTY had $223.7 million (market value) of publicly-traded investments in thirteen companies. From time to time, when deemed appropriate, USREALTY may seek to increase a publicly-traded investment to a strategic investment.

(ii) INVESTMENT IN SECURITY CAPITAL GROUP INCORPORATED.

USREALTY has a Special Opportunity Investment in securities of Security Capital which, through wholly owned subsidiaries, owned approximately 39.4% of USREALTY's total subscribed shares at December 31, 1996 (and may from time to time purchase further shares on the open market and in new USREALTY offerings) and is the sole shareholder of USREALTY's Operating Advisor. The purpose of this investment is to provide USREALTY with the benefit of exposure to specific niches within the apartment and industrial real estate sectors, as well as the diversification benefits of fee income through Security Capital's real estate services and advisory activities. USREALTY intends to invest up to 10% of its assets in securities of Security Capital. USREALTY's investments in such securities will primarily be made in general offerings by Security Capital, on the same terms and conditions as all other investors in such offerings. To a lesser extent, USREALTY may negotiate purchases from independent third parties on an arm's-length basis. When and if Security Capital becomes traded on a recognised securities market, USREALTY may purchase Security Capital securities from third parties in open-market transactions. At December 31, 1996, USREALTY had funded $22.5 million (representing 10,724.5 common shares and $11.25 million principal amount of 6.5% convertible subordinated debentures due 2016) out of a total commitment of $110 million. The remaining commitment is expected to be funded in the first half of 1997.

                         SECURITY CAPITAL U.S. REALTY

NOTE 4--ACCOUNTS RECEIVABLE AND PREPAYMENTS

A. Deferred Costs
The Company expensed formation costs of $1,654,000 in 1996, which should have been amortized over the useful life of 5 years under US GAAP. Additionally, the Company expensed line of credit fees of $3.7 million in 1996 related to costs incurred in connection with arranging USREALTY's $300 million line of credit while US GAAP would require such costs to be amortized over the term of the line of credit of 3 years. These departures from US GAAP in these financial statements are not considered material given that the total effect is approximately 1% of "Increase in net assets resulting from operations".

B. Accounts Receivable
The amounts included within accounts receivable and prepayments are as follows:

                                                ---------------------
                                                    DECEMBER 31,
                                                ---------------------
                                                      1996       1995
                                                ---------  ---------
                                                  (IN THOUSANDS $)
      Dividends                                     8,236
      Debenture Interest from Security Capital        366
      Formation Expenses                                -      1,654
      Refund of withholding tax                        56
      Other                                             2          6
                                                ---------  ---------
                                                    8,660      1,660
                                                =========  =========

NOTE 5--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                ---------------------
                                                    DECEMBER 31,
                                                ---------------------
                                                      1996       1995
                                                ---------  ---------
                                                  (IN THOUSANDS $)
      Offering expenses                             1,090
      Interest Payable                                646          -
      Amount payable to Security Capital              217
      Custodian Fees                                  127
      Other                                           571        224
                                                ---------  ---------
                                                    2,651        224
                                                =========  =========

The offering expenses accruals are covered by the commission received during the November 1996 offering.

NOTE 6--ADVISORY AGREEMENT AND OPERATING EXPENSES

USREALTY has an advisory agreement with Security Capital (EU) Management S.A. (the "Operating Advisor"), a wholly-owned subsidiary of Security Capital. This agreement requires the Operating Advisor to provide USREALTY with advice with respect to the investment of assets of USREALTY. The Operating Advisor has agreed to identify tangible investment opportunities in U.S. real estate companies and evaluate such companies' competitive positions, management expertise, strategic direction, financial strength and their prospects for long-term sustainable per share cash flow growth. The Operating Advisor will also advise USREALTY on obtaining board and committee representation and management rights. The agreement is for a two-year term expiring July 1997. The agreement automatically renews for successive two-year periods unless either party gives notice they will not renew. The Operating Advisor subcontracts for certain services through its wholly-owned affiliate, Security Capital (UK) Management Limited (based in London), and another Security Capital subsidiary, Security Capital Investment Research Incorporated (based in Chicago). The Operating Advisor is entitled to a management fee, payable quarterly, at an annual rate of 1.25% of gross invested assets, excluding investments in Security Capital securities and investments of short-term cash and cash equivalents. The amounts accrued at December 31, 1996 represent two months' fees. USREALTY pays its own third-party operating and administrative expenses and transaction costs, provided that the Operating Advisor's fee will be reduced to the extent that third-party operating and administrative expenses (but not transaction costs) exceed 0.25% of assets, excluding Security Capital securities, per annum. Such third-party operating and administrative costs were 0.19% per annum in 1996.

                         SECURITY CAPITAL U.S. REALTY

USREALTY pays to the Custodian, Paying Agent, Domiciliary and Corporate Agent as well as the Registrar and Transfer Agent, a fee in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on USREALTY's gross assets.

NOTE 7--TAXATION

The Company, as separate from HOLDINGS, is not liable for any Luxembourg tax on income. The Company is liable in Luxembourg for a capital tax of 0.06% per annum of its net asset value. Cash dividends and interest received by the Company or HOLDINGS on their investments may be subject to non-recoverable withholding or other taxes in the countries of origin. U.S. withholding tax rates of 15% were in effect for 1996. These are proposed to be increased to 30% based on a new tax treaty; however, the proposed increase is the subject of U.S. Senate committee review, and may not go into effect. If approved, the increase would probably become effective January 1, 1999. Management does not believe such an increase would materially adversely affect growth in net asset value per share.

HOLDINGS, an ordinary corporate taxpayer under Luxembourg law, owns substantially all of the consolidated group's interests in US REITs. Corporations which are resident Luxembourg taxpayers are taxed on their worldwide net income, determined on the basis of gross income less cost incurred. Certain items of income and capital gains are excluded from the calculation of income received for tax purposes, including income and capital gains from certain investments which meet certain holding period (generally one calendar year) and size requirements. HOLDINGS attempts to operate so as to have the highest possible percentage of its investments qualify for the exclusion. Interest accrued on advances from the Company to HOLDINGS are deducted in determining HOLDINGS's taxable income.

Income paid from HOLDINGS to the Company is subject to various levels of tax. Gross cash (but not accrued) interest payments from HOLDINGS to the Company, which were $5,029,787 during the twelve months ended December 31, 1996, are subject to withholding tax at a rate of 3.75% (which totalled $188,617 for the twelve months to December 31, 1996). No dividends were paid.

                       ---------------------
                           DECEMBER 31,
                       ---------------------
                             1996       1995
                       ---------  ---------
                         (IN THOUSANDS $)
      Capital Tax            439          -
      Withholding Tax        189          7
                       ---------  ---------
                             628          7
                       =========  =========

NOTE 8--LINE OF CREDIT

The Company's wholly owned subsidiary, HOLDINGS, has a $400 million revolving line of credit from a syndicate of European and international banks. The earliest date on which this line of credit will expire is June 1999, subject to annual extension with the consent of the lenders, but HOLDINGS has the right to convert the then outstanding borrowings into a two-year term loan on that date, with semi-annual amortisation payments to be made over the two-year period, which effectively extends the final loan payment to June 2001. Borrowings bear interest at the greater of United States prime or the federal funds rate plus 0.5% or, at HOLDINGS' option, LIBOR plus 1.75%. Additionally, there is a commitment fee of 0.25% to 0.375% on the average undrawn balance of the line of credit.

The amount of $2.99 million was paid to the syndicate of European and international banks as arrangement and upfront fees as well as to cover the costs of syndication.

The line of credit is secured by substantially all the assets of USREALTY. HOLDINGS has pledged all securities owned by it as collateral for the line, and the Company has guaranteed the line and pledged its shares in HOLDINGS as collateral.

                         SECURITY CAPITAL U.S. REALTY

In February 1997, HOLDINGS received preliminary agreement from the lead lending bank to increase the line of credit to $500 million and reduce the interest rate to 1.50% over LIBOR, subject to certain conditions and approvals.

Average daily borrowings during the twelve months ended December 31, 1996 were $84.9 million, at a weighted average interest rate of 7.18% per annum.

The line of credit requires USREALTY to continue to meet certain financial covenants. At December 31, 1996, USREALTY was in compliance with all covenants.

NOTE 9--SHAREHOLDERS' EQUITY

During the twelve months ended December 31, 1996, $987.3 million of equity capital subscriptions were called by the Company and funded by investors. This equity was partly raised through the completion of the funding of subscriptions under the Company's initial $509.5 million private offering.

The equity was also raised through the June 1996 international public offering where the Company accepted subscriptions for 22,244,420 shares: 13,112,000 shares through an underwritten public offering and 9,132,420 shares directly to its principal shareholder, Security Capital. The Company contracted to receive net proceeds per share of $10.95, equal to the net asset value per share on June 26, 1996, the day the offering was priced. The transaction was closed on July 2, 1996.

Additional equity was also raised through the November private offering where the Company sold 24,115,805 shares. The Company contracted to receive net proceeds per share of $12.32, equal to the net asset value per share on November 15, 1996, the day the offering was priced. The transaction closed on December 19, 1996.

                         SECURITY CAPITAL U.S. REALTY

                               AUDITOR'S REPORT

To the Shareholders of
SECURITY CAPITAL U.S. REALTY
Luxembourg

We have audited the financial statements, which consist of the statement of net assets, the statement of operations, the statement of changes in net assets and the schedule of investments and the notes to the financial statements of Security Capital U.S. Realty ("USREALTY") for the period ended December 31, 1995. These financial statements are the responsibility of the Board of Directors of USREALTY. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing (which are substantially consistent with US generally accepted auditing standards). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors of USREALTY in preparing the financial statements, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the attached financial statements described above give, in conformity with the legal requirements and United States generally accepted accounting principles, a true and fair view of the financial position of USREALTY at December 31, 1995 and the results of its operations and changes in its net assets for the period then ended.

Supplementary information included in the annual report has been reviewed in the context of our mandate but has not been subject to specific audit procedures carried out in accordance with the standards described above. Consequently, we express no opinion on such information. We have no observation to make concerning such information in the context of the financial statements taken as a whole.

Jean-Robert Lentz                       Price Waterhouse S.A.
Reviseur d'enterprises                  Reviseur d'entreprises

Luxembourg, March 4, 1996

                          SECURITY CAPITAL U.S. REALTY

                  STATEMENT OF NET ASSETS AT DECEMBER 31, 1995
                               (EXPRESSED IN USD)

                                                                     ----------
                              ASSETS                                    USD
                              ------                                 ----------
Investment in Pacific Retail Trust, at fair value (cost 53,059,324)  53,000,000
Investment in Special Opportunity Investment, at market value (cost
 1,594,652)                                                           1,779,688
Cash and cash equivalents                                             6,960,120
Formation expenses                                                    1,654,407
Other assets, net                                                         5,627
                                                                     ----------
TOTAL ASSETS                                                         63,399,842
                                                                     ----------
                            LIABILITIES
                            -----------
Accounts payable and accrued expenses                                   224,203
Management fee payable                                                   20,925
Income taxes payable                                                      6,680
                                                                     ----------
TOTAL LIABILITIES                                                       251,808
                                                                     ----------
TOTAL NET ASSETS (SHAREHOLDERS' EQUITY)                              63,148,034
                                                                     ==========
Net assets are comprised of:
  Paid in capital                                                    62,945,730
  Undistributed net investment income                                    76,592
  Unrealized appreciation on investments                                125,712
                                                                     ----------
                                                                     63,148,034
                                                                     ----------
Represented by 6,294,573 shares outstanding
Net asset value per share                                       USD       10.03



   The accompanying notes are an integral part of these financial statements.

                          SECURITY CAPITAL U.S. REALTY

  STATEMENT OF OPERATIONS FOR THE PERIOD FROM INCORPORATION (JULY 7, 1995) TO
                               DECEMBER 31, 1995
                               (EXPRESSED IN USD)

                                                                       ---
                                                                       USD
                                                                ---------
INCOME
Dividends from strategic investments:
  Pacific Retail Trust (net of withholding tax of USD 89,040)     504,560
Interest:
  Interest income, other                                           83,682
                                                                ---------
TOTAL INCOME                                                      588,242
                                                                ---------
EXPENSES
Management fees                                                    99,374
Custodian fees                                                      7,494
Administrative expenses                                             7,494
Printing and professional expenses                                 27,516
Directors fees                                                     16,159
Amortization of formation expenses                                147,125
Interest expense on line of credit from Security Capital Group    162,628
Subscription tax                                                    9,471
Other fees                                                         34,389
                                                                ---------
TOTAL EXPENSES                                                    511,650
                                                                =========
Net investment income                                              76,592
                                                                ---------
Increase in appreciation on investments                           125,712
                                                                ---------
Increase in net assets resulting from operations                  202,304
                                                                =========
Per share data
Earnings per share                                                   0.03
Weighted average shares outstanding                             6,294,573


   The accompanying notes are an integral part of these financial statements.

                          SECURITY CAPITAL U.S. REALTY

             STATEMENT OF CHANGES IN NET ASSETS FOR THE PERIOD FROM
               INCORPORATION (JULY 7, 1995) TO DECEMBER 31, 1995
                               (EXPRESSED IN USD)

                                                  ----------
                                                         USD
                                                  ----------
Net investment income                                 76,592
Increase in appreciation on investments              125,712
                                                  ----------
Increase in net assets resulting from operations     202,304
                                                  ----------
Paid-in subscriptions                             62,945,730
                                                  ----------
Total increase in net assets                      63,148,034
                                                  ----------
Net assets at the beginning of the period                  0
Net assets at the end of the period               63,148,034
                                                  ==========
Net asset value at the end of the period               10.03
                                                  ==========

         STATEMENT OF CHANGES IN SHARES OUTSTANDING FOR THE PERIOD FROM
               INCORPORATION (JULY 7, 1995) TO DECEMBER 31, 1995

Number of shares at the beginning of the period            0
Number of shares purchased                         6,294,573
                                                  ----------
Number of shares at the end of the period          6,294,573
                                                  ==========


   The accompanying notes are an integral part of these financial statements.

                         SECURITY CAPITAL U.S. REALTY

     FINANCIAL HIGHLIGHTS FOR THE PERIOD FROM INCORPORATION (JULY 7, 1995)
                             TO DECEMBER 31, 1995
                              (EXPRESSED IN USD)

Selected per share data
  Net asset value at the beginning of the period  0.00
Initial subscription                             10.00
Net investment income                             0.01
Net gain on securities                            0.02
                                                 -----
Total from investment operations                  0.03
                                                 -----
Net asset value at the end of the period         10.03
                                                 =====

                         SECURITY CAPITAL U.S. REALTY

  SCHEDULE OF STRATEGIC INVESTMENTS IN REAL ESTATE COMPANIES AT DECEMBER 31,
                                     1995

-------------------------------------------------------------------------------

                  NUMBER OF                                           PERCENTAGE OF
SECURITY         SHARES/UNITS             COST       FAIR VALUE          NET ASSETS
--------         ------------             ----       ----------       -------------
                                                     (SEE NOTE 2)
PACIFIC           5,300,000         53,059,324       53,000,000           83.93%
RETAIL TRUST

Total strategic investments in real estate companies: USD 53,000,000

       SCHEDULE OF SPECIAL OPPORTUNITY INVESTMENTS AT DECEMBER 31, 1995

-------------------------------------------------------------------------------

                 NUMBER OF                                PERCENTAGE OF
PROPERTY TYPE   SHARES/UNITS        COST   MARKET VALUE      NET ASSETS
-------------   ------------        ----   ------------   -------------
Companies in which USREALTY owns a 5% or Greater Interest:
NONE

Companies in which USREALTY owns less than 5% (Grouped by Property Type):

Office            167,500      1,594,652    1,779,688         2.82%
Total special opportunity
 investments:USD                            1,779,688

USREALTY will provide the December 31, 1995 list of its investments to Shareholders, free of charge upon request.



  The accompanying notes are an integral part of these financial statements.

                         SECURITY CAPITAL U.S. REALTY

            NOTES TO THE FINANCIAL STATEMENTS AT DECEMBER 31, 1995

NOTE 1--ORGANIZATION

Security Capital U.S. Realty ("USREALTY") is a Luxembourg real estate corporation organized as a "Societed'investissement a Capital Variable" (SICAV). USREALTY was formed on July 7, 1995 for the purpose of owning United States of America real estate primarily through companies in which it has a strategic ownership position. USREALTY owns its assets through its wholly-owned Luxembourg subsidiary, Security Capital Holdings S.A. ("HOLDINGS"). All accounts of HOLDINGS have been consolidated with US REALTY and all significant intercompany transactions have been eliminated upon consolidation. References herein to USREALTY are to the consolidated entity unless noted otherwise.

As of December 31, 1995, $509.50 million of equity capital subscriptions were received, of which $62.95 million have been called and funded, with the balance of $446.55 million available for future investments. The Board of Directors may call these subscriptions at its discretion.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

A. Fair Value Basis of Presentation:
USREALTY accounts for its investments at fair value as management believes fair value more accurately reflects USREALTY's financial position and results of operations as a real estate business. Thus USREALTY's investments in publicly traded companies are valued at market determined by using closing market prices as of the balance sheet date. Investments in private companies are valued at fair value generally determined as cost, or an appropriate lower value if the investment is not progressing as envisioned. If substantial additional capital is raised by the investee from independent third parties in a private placement, then USREALTY values its investment at the price at which that capital was raised.

Under fair value accounting, unrealized gains (or losses) are determined by comparing fair value of the securities held to the cost of such securities. Unrealized gains or losses relating to changes in fair value of USREALTY's investments are reported as a component of net earnings. Deferred income taxes, if any, are recorded at the applicable statutory rate as the estimate of taxes payable as if such gains were realized. Under current tax laws, USREALTY investment gains generally are not subject to income taxes.

USREALTY's investments are generally long-term and it does not intend to sell securities simply to realize gain thereon (other than in the case of special opportunity investments).

At December 31, 1995, 96.75% of USREALTY's investments were private securities valued at their fair value as determined by the Board of Directors, using the methodology described above. This value may differ from the value that would have been used had a trading market for these shares existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realizable values.

B. Accounting for Investments and Income:
All purchases and sales of publicly-traded securities are recorded as of the trade date (being the date that USREALTY's broker actually executes an order to buy or sell). Purchases and sales of unlisted securities are recorded as of the date the actual purchase or sale is completed. Dividend income is recorded on the ex-dividend date for each dividend declared by an issuer. Interest income is recorded on the accrual basis. Realized gains and losses on sales of shares are determined on the identified cost method.

C. Organization Costs:
Costs totalling $1,801,533 associated with the formation of USREALTY and its initial private placement have been deferred and are being amortized over five years. These costs exceeded the $1.2 million estimated in USREALTY's private offering due to an extended offering period and greater than anticipated documentation costs for consummating the private offering.

                         SECURITY CAPITAL U.S. REALTY

NOTE 3--TAXATION

USREALTY, as separate from HOLDINGS, is not liable for any Luxembourg tax on income. USREALTY is liable in Luxembourg for a tax of 0.06% per annum of its net asset value. Cash dividends and interest received by USREALTY or HOLDINGS on their investments may be subject to non-recoverable withholding or other taxes in the countries of origin which are reflected as withholding taxes in the statement of operations.

HOLDINGS, an ordinary corporate taxpayer under Luxembourg law, owns substantially all of the consolidated group's interests in US REITs. Corporations which are resident Luxembourg taxpayers are taxed on their worldwide net income, determined on the basis of gross income less cost incurred. Certain items of income and capital gains are excluded from the calculation of income received for tax purposes, including income and capital gains from REIT investments which meet certain holding period (generally one calendar year) and size requirements. Substantially all of HOLDINGS's investments should qualify for the exclusion. Interest accrued on advances from USREALTY to HOLDINGS are deducted in determining HOLDINGS's taxable income.

Income paid from HOLDINGS to USREALTY is subject to various levels of tax. Cash (but not accrued) interest payments from HOLDINGS to USREALTY, which were $178,131, are subject to withholding tax at a rate of 3.75% and totalled $6,680 for 1995. No dividends were paid.

NOTE 4--INVESTMENTS

USREALTY plans to deploy 60-85% of its assets into long-term strategic ownership positions and 10-25% into intermediate-term special opportunity ownership positions and 0-10% into Security Capital Group securities.

The strategic investments represent significant (minimum of 25% to a general maximum of 49% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies, or in private companies that will be positioned to be taken public, USREALTY will be the largest shareholder of its strategic investees, have representation on their Boards of Directors, and influence their operations and strategy. Strategic investees are characterized by the potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

Special opportunity (less than 10% of the fully diluted stock) positions in US public REITs and real estate companies have and will take the form of either direct investments in, or public market purchases of, companies that possess the requisite fundamentals to generate strong cash flow growth and/or value appreciation.

Pacific Retail Trust ("PRT"), a privately-held REIT considered a strategic investment, focuses in its target market on the development, acquisition, operation and long-term ownership of income-producing retail properties. PRT focuses, in the western United States, specifically on neighborhood shopping centers with protected infill locations which are anchored by grocery and drug stores. PRT will remarket and remerchandise its centers to energize the shop space and grow cash flow. On October 19, 1995, USREALTY invested $53,000,000 at $10.00 per share in PRT. At December 31, 1995, USREALTY owned 81.2% of PRT's outstanding voting shares. USREALTY has committed to invest an additional $147 million in PRT at a price of $10 per share. A majority of PRT's directors are USREALTY nominees.

On November 5, 1995, USREALTY and HOLDINGS signed an agreement to invest $250 million into common stock of Carr Realty Corporation ("Carr") at $21.50 per share. (Carr stock closed at $24.25 per share on the New York Stock Exchange on January 31, 1996.) This Company is the largest owner and operator of office space in the Washington, D.C. market. It changed its name to CarrAmerica Realty Corporation ("CarrAmerica") and is implementing a national strategy focused on value-driven suburban office properties which will permit CarrAmerica to provide the highest level of service to national, regional and local users of corporate office space in the growth markets of the U.S. USREALTY and HOLDINGS will make an initial investment of $140 million in April 1996. Coincident with its initial investment, USREALTY will appoint two nominees to CarrAmerica's board, with the right to appoint an additional two when the full $250 million is invested.

                         SECURITY CAPITAL U.S. REALTY

USREALTY intends to invest up to a maximum of 10% of its total assets in securities of Security Capital Group Incorporated ("Security Capital") which, through wholly-owned subsidiaries, has subscribed for 39% of USREALTY's total subscribed shares and is the sole shareholder of USREALTY's Advisor. USREALTY's investments in such securities will primarily be made in general offerings by Security Capital, on the same terms and conditions as all other investors in such offerings. To a lesser extent, USREALTY may negotiate purchases from independent third parties on an arms-length basis. When and if Security Capital becomes traded on a recognized securities market. USREALTY may purchase Security Capital securities from third parties in open-market transactions. USREALTY's valuation of its investment in Security Capital will take into account the cross ownership holdings between the companies.

NOTE 5--ADVISORY AGREEMENT

USREALTY has an advisory agreement with Security Capital (EU) Management S.A. ("Advisor"), a wholly-owned subsidiary of Security Capital. The agreement requires the Advisor to provide USREALTY with advice with respect to the investment of assets of USREALTY. The Advisor will identify tangible investment opportunities in US real estate companies and evaluate such companies' competitive positions, management expertise, strategic direction, financial strength and their prospects for long-term sustainable per share cash flow growth. The Advisor will also advise USREALTY on obtaining board and committee representation and management rights. The agreement is for a two year term expiring July 1997. The agreement automatically renews for successive two year periods unless either party gives notice they will not renew. The Advisor subcontracts for certain services through its wholly-owned affiliate, Security Capital (UK) Management Limited, and another Security Capital subsidiary, Security Capital Investment Research Incorporated. The Advisor is entitled to a management fee, payable monthly, at an annual rate of 1.25% of gross invested assets, excluding investments in Security Capital securities and investments of short-term cash and cash equivalents.

NOTE 6--OPERATING EXPENSES

USREALTY pays to the Custodian, Paying Agent, Domiciliary and Corporate Agent as well as the Registrar and Transfer Agent, a fee in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on USREALTY's gross assets.

Operating expenses, as defined in the prospectus, will be payable by USREALTY to the extent that they fall below 0.25% per annum of the average daily value of long-term investments of USREALTY. Any amounts exceeding 0.25% will be borne by the Advisor.

                         SECURITY CAPITAL U.S. REALTY

NOTE 7--LINE OF CREDIT

USREALTY's wholly-owned subsidiary, HOLDINGS, received preliminary commitment for a $150 million line of credit from Commerzbank International S.A. Commerzbank proposes to syndicate the loan to an international bank group with a view towards increasing the line of credit to $200 million.

The line of credit will bear interest at the annual rate of Libor plus 1.75% or, at USREALTY's option, at the prime lending rate for major U.S. banks. The line of credit will be secured by all assets owned by HOLDINGS, which represents substantially all of USREALTY's assets. USREALTY will guarantee the loan and secure its guarantee by pledging its stock in HOLDINGS.

In order to fund its initial investment in Pacific Retail Trust prior to receiving subscription funds, and thereby comply with certain technical requirements for an exemption from certain U.S. pension fund rules, USREALTY borrowed $53 million from a subsidiary of Security Capital, which was repaid upon receipt by USREALTY of its initial subscription amounts. USREALTY paid interest on this loan (aggregating $162,628) at the prime rate for major U.S. banks, which was the rate at which Security Capital borrowed the funds which it loaned to USREALTY.

NOTE 8--CHANGES IN INVESTMENT PORTFOLIO

A detailed schedule of portfolio changes is available free of charge upon request at the registered office of USREALTY.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and ShareholdersSECURITY CAPITAL ATLANTIC INCORPORATED

We have audited the balance sheets of Security Capital Atlantic Incorporated as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Atlantic Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                        Ernst & Young LLP

Dallas, TexasFebruary 3, 1997

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Homestead Village Incorporated

We have audited the balance sheet of Homestead Village Incorporated as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996 (not presented separately herein). The financial statements are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Village Incorporated at December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                        Ernst & Young LLP

Dallas, Texas
February 24, 1997

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Group Incorporated, a Maryland corporation, and the undersigned Directors and officers of Security Capital Group Incorporated, hereby constitutes and appoints William D. Sanders, C. Ronald Blankenship, Thomas G. Wattles, Paul E. Szurek, Jayson C. Cyr, Jeffrey A. Klopf, Mark W. Pearson and Edward J. Schneidman its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Security Capital Group Incorporated

                                                   /s/ Jeffrey A. Klopf
                                          By: _________________________________
                                            Jeffrey A. Klopf
                                            Senior Vice President

Date: March 25, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                        TITLE                 DATE

       /s/ William D. Sanders          Chairman, Director       March 25, 1998
-------------------------------------   and Chief Executive
         WILLIAM D. SANDERS             Officer (Principal
                                        Executive Officer)

         /s/  Paul E. Szurek           Chief Financial          March 25, 1998
-------------------------------------   Officer (Principal
           PAUL E. SZUREK               Financial Officer)

          /s/ Jayson C. Cyr            Principal Accounting     March 25, 1998
-------------------------------------   Officer
            JAYSON C. CYR

        /s/ Samuel W. Bodman           Director                 March 25, 1998
-------------------------------------
          SAMUEL W. BODMAN

         /s/ Hermann Buerger           Director                 March 25, 1998
-------------------------------------
           HERMANN BUERGER

       /s/ John P. Frazee, Jr.         Director                 March 25, 1998
-------------------------------------
         JOHN P. FRAZEE, JR.

     /s/ Cyrus F. Freidheim, Jr.       Director                 March 25, 1998
-------------------------------------
       CYRUS F. FREIDHEIM, JR.

       /s/ H. Laurance Fuller          Director                 March 25, 1998
-------------------------------------
         H. LAURANCE FULLER

           /s/ Ray L. Hunt             Director                 March 25, 1998
-------------------------------------
             RAY L. HUNT

       /s/ John T. Kelley III          Director                 March 25, 1998
-------------------------------------
         JOHN T. KELLEY III

        /s/ Peter S. Willmott          Director                 March 25, 1998
-------------------------------------
          PETER S. WILLMOTT

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                            DOCUMENT DESCRIPTION
 -------                          --------------------
  3.1    Security Capital Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.1 to Security Capital's registration statement on Form S-11 (File No. 333-20637) (the "SC Form S-11"))
  3.2    Security Capital Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to the SC Form S-11)
  4.1    Rights Agreement, dated as of April 21, 1997, between Security
         Capital and The First National Bank of Boston, as Rights Agent,
         including form of Rights Certificate (incorporated by reference to
         Exhibit 4.1 to Security Capital's Form 10-Q filed November 14, 1997
         (File No. 1-13355) (the "SC
         Form 10-Q"))
  4.2    Form of stock certificate for shares of Class A common stock of
         Security Capital (incorporated by reference to Exhibit 4.4 to the SC
         Form S-11)
  4.3    Form of stock certificate for shares of Class B common stock of
         Security Capital (incorporated by reference to Exhibit 4.5 to the SC
         Form S-11)
  4.4    Form of 6.50% Convertible Subordinated Debentures due March 29, 2016
         (incorporated by reference to Exhibit 4.7 to the SC Form S-11)
  4.5    Warrant Agreement, dated September 17, 1997, by and between Security
         Capital and The First National Bank of Boston, as warrant agent, including form of warrant certificate (incorporated by reference to
         Exhibit 4.2 to the SC Form 10-Q)
  4.6    Stock Purchase Warrant issued June 30, 1994 by Security Capital to
         Citibank, N.A. (incorporated by reference to Exhibit 4.9 to the SC
         Form S-11)
 10.1    Amended and Restated Investor Agreement, dated September 9, 1997, between ATLANTIC and Security Capital (incorporated by reference to
         Exhibit 10.1 to the SC Form 10-Q)
 10.2    Investor Agreement, dated as of October 17, 1996, by and between
         Homestead and Security Capital (incorporated by reference to Exhibit
         10.2 to Homestead's Form 10-Q for the quarter ended September 30,
         1996 (File No. 1-12269) (the "Homestead Form 10-Q"))
 10.3    Third Amended and Restated Investor Agreement, dated September 9,
         1997, between PTR and Security Capital (incorporated by reference to
         Exhibit 10.2 to the SC Form 10-Q)
 10.4    Third Amended and Restated Investor Agreement, dated September 9,
         1997, between SCI and Security Capital (incorporated by reference to
         Exhibit 10.3 to the SC Form 10-Q)
 10.5    Administrative Services Agreement, dated as of October 17, 1996, between Homestead and Security Capital (incorporated by reference to
         Exhibit 10.11 to the Homestead Form 10-Q)
 10.6    Administrative Services Agreement, dated September 9, 1997, between
         ATLANTIC and Security Capital (incorporated by reference to Exhibit
         10.4 to the SC Form 10-Q)
 10.7    Administrative Services Agreement, dated September 9, 1997, between
         PTR and Security Capital (incorporated by reference to Exhibit 10.5 to the SC Form 10-Q)
 10.8    Administrative Services Agreement, dated September 9, 1997, between
         SCI and Security Capital (incorporated by reference to Exhibit 10.6 to the SC Form 10-Q)
 10.9    Advisory Agreement dated July 1, 1997 between Security Capital U.S.
         Realty, Security Capital Holdings, S.A. and Security Capital (EU)
         Management S.A. (incorporated by reference to Exhibit 10.21 to the SC
         Form S-11)
 10.10   Acquisition Agreement and Plan of Reorganization dated as of April
         24, 1997 among Security Capital, Security Capital BVI Holdings
         Incorporated and William D. Sanders (incorporated by reference to
         Exhibit 10.22 to the SC Form S-11)

 EXHIBIT
   NO.                            DOCUMENT DESCRIPTION
 -------                          --------------------
 10.11   Amended and Restated Credit Agreement, dated as of August 19, 1996 between SC Realty Incorporated and Wells Fargo Realty Advisors
         Funding, Incorporated, as agent for the financial institutions identified therein, including form of Revolving Credit Note
         (incorporated by reference to Exhibit 10.23 to the SC Form S-11)
 10.12   Amended and Restated Pledge Agreement, dated as of August 19, 1996, by and between SC Realty Incorporated and Wells Fargo Realty Advisors,
         Incorporated (incorporated by reference to Exhibit 10.24 to the SC
         Form S-11)
 10.13   Amended and Restated Guaranty, dated as of August 19, 1996, by
         Security Capital in favor of Wells Fargo Realty Advisors, Incorporated
         (incorporated by reference to Exhibit 10.25 to the SC Form S-11)
 10.14   First Amendment to Amended and Restated Credit Agreement and Guaranty,
         dated as of July 21, 1997, between SC Realty Incorporated, Security
         Capital and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.37 to the PTR Form S-11)
 10.15   Form of Indemnification Agreement entered into between Security
         Capital and each of its directors and employees (incorporated by reference to Exhibit 10.26 to the SC Form S-11)
 10.16   1996 Security Capital Outside Directors Plan (incorporated by reference to Exhibit 10.27 to the SC Form S-11)
 10.17   Security Capital 1995 Option Plan (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.28 to the SC Form S-11)
 10.18   Security Capital Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.29 to the SC Form S-11)
 10.19   Security Capital 1991 Option Plan A (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.30 to the SC Form S-11)
 10.20   Security Capital 1991 Option Plan B (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.31 to the SC Form S-11)
 10.21   Security Capital 1992 Option Plan A (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.32 to the SC Form S-11)
 10.22   Security Capital 1992 Option Plan B (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.33 to the SC Form S-11)
 10.23   Security Capital Realty Investors 1991 Option Plan A (as amended and restated effective December 3, 1996) (incorporated by reference to
         Exhibit 10.34 to the SC Form S-11)
 10.24   Security Capital Realty Investors 1991 Option Plan B (as amended and restated effective December 3, 1996) (incorporated by reference to
         Exhibit 10.35 to the SC Form S-11)
 10.25   Form of Secured Promissory Note from certain executive officers to
         Security Capital (incorporated by reference to Exhibit 10.36 to the SC
         Form S-11)
 21      Subsidiaries of Security Capital (incorporated by reference to Exhibit
         21 to the SC Form S-11)
 23.1    Consent of Arthur Andersen LLP
 23.2    Consent of Arthur Andersen LLP
 23.3    Consent of KPMG Peat Marwick LLP
 23.4    Consent of Price Waterhouse
 24      Power of Attorney (included at page 213)
 27.1    Financial Data Schedule--Year Ended December 31, 1997
 27.2    Financial Data Schedule--Year Ended December 31, 1996
 27.3    Financial Data Schedule--Nine Months Ended September 30, 1997
 27.4    Financial Data Schedule--Six Months Ended June 30, 1997
 27.5    Financial Data Schedule--Three Months Ended March 31, 1997

                                EDGAR Appendix


Page 1 contains an organizational chart showing the registrant's business divisions.

Page 2 contains a diagram showing factors contributing to the registrant's objective of EBDADT growth.