Form 10-Q
period 1998-03-31
SECURITY CAPITAL GROUP INC/
filed 1998-05-15
CIK 923687

                         UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549




                                  FORM 10-Q



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-13355


                     SECURITY CAPITAL GROUP INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  MARYLAND                                  36-3692698
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    125 LINCOLN AVENUE, SANTA FE, NEW MEXICO                     87501
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                (505) 982-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
Yes   X       No____

The number of shares outstanding of the Registrant's common stock as of May 8, 1998 was:

          Class A Common Shares, $.01 par value - 1,606,021 shares Class B Common Shares, $.01 par value - 44,648,701 shares

                     SECURITY CAPITAL GROUP INCORPORATED

                                    INDEX


                                                                         PAGE
                                                                       NUMBER(S)
                                                                       ---------
PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements
           Consolidated Balance Sheets - March 31, 1998 (unaudited) and
               December 31,1997..........................................    1

           Consolidated Statements of Operations - Three months
               ended March 31, 1998 and 1997 (unaudited).................    2

           Consolidated Statement of Shareholders' Equity - Three months
               ended March 31, 1998 (unaudited)..........................    3

           Consolidated Statements of Cash Flows - Three months ended
               March 31, 1998 and 1997 (unaudited).......................   4-5

           Notes to Consolidated Financial Statements (unaudited)........   6-20

           Report of Independent Public Accountants......................    21

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  22-30

PART II. OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds.....................    31

   Item 6. Exhibits and Reports on Form 8-K..............................    32

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1998              1997
                                                                                     -----------      ------------
                                                                                     (UNAUDITED)
                                 ASSETS
                                 ------
Investments, at equity:
       Security Capital Industrial Trust                                             $   657,553       $  660,078
       Security Capital Pacific Trust                                                    435,165          432,364
       Security Capital Atlantic Incorporated                                            397,210          399,210
       Security Capital U.S. Realty                                                      897,036          909,581
       Strategic Hotel Capital Incorporated                                              272,361          196,694
       Security Capital Preferred Growth Incorporated                                     85,731           60,821
                                                                                     -----------       ----------
                                                                                       2,745,056        2,658,748
Real estate, less accumulated depreciation, held by
       Homestead Village Incorporated                                                    831,526          709,229
Investments in publicly traded real estate securities, at market value                   131,329          129,334
                                                                                     -----------       ----------
                Total real estate investments                                          3,707,911        3,497,311
Cash and cash equivalents                                                                 34,889           11,454
Other assets                                                                             193,019          105,474
                                                                                     -----------       ----------
                Total assets                                                         $ 3,935,819       $3,614,239
                                                                                     ===========       ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities:
       Lines of credit                                                               $   438,200       $  172,808
       Mortgage notes payable                                                            306,058          301,606
       Convertible debt                                                                  323,024          323,024
       Accrued interest on convertible debt                                                5,249               --
       Accounts payable and accrued expenses                                              86,536           73,543
       Deferred income taxes                                                              88,085           87,250
                                                                                     -----------       ----------
                Total liabilities                                                      1,247,152          958,231
Minority interests                                                                       135,097          107,135
Shareholders' Equity:
       Class A Shares, $.01 par value; 20,000,000 shares authorized; 1,741,042 and 2,045,601 shares issued and outstanding in
           1998 and 1997, respectively                                                        17              20
       Class B Shares, $.01 par value; 229,861,000 shares authorized;
           37,889,536 and 22,627,541 shares issued and outstanding in
           1998 and 1997, respectively                                                       379             226
       Series A Preferred Shares, $.01 par value; 139,000 shares
           issued and outstanding in 1998 and 1997; stated liquidation
           preference of $1,000 per share                                                139,000         139,000
       Additional paid-in capital                                                      2,509,695       2,509,175
       Accumulated deficit                                                               (95,521)        (99,548)
                                                                                     -----------      -----------
                Total shareholders' equity                                             2,553,570       2,548,873
                                                                                     -----------      ----------
                Total liabilities and shareholders' equity                           $ 3,935,819      $3,614,239
                                                                                     ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                      1

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                                                     ----------------------------
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ----------------------------
                                                                                          1998           1997
                                                                                     -------------  -------------
INCOME:
Equity in earnings (loss) of:
       Security Capital Industrial Trust                                             $      11,699  $       7,510
       Security Capital Pacific Trust                                                       13,234         14,624
       Security Capital Atlantic Incorporated                                               7,541           5,787
       Security Capital U.S. Realty                                                        (17,950)        16,901
       Strategic Hotel Capital Incorporated                                                    667             --
       Security Capital Preferred Growth Incorporated                                          458             --
Room revenue                                                                                27,171         10,952
Services Division revenues from related parties                                             17,787         27,279
Other income, net                                                                            5,824          1,117
                                                                                     -------------  -------------
                                                                                            66,431         84,170
                                                                                     -------------  -------------
EXPENSES:
Rental expenses                                                                             12,253          5,902
Services Division expenses                                                                  12,347         21,324
Depreciation and amortization                                                                6,847          2,695
Interest expense--convertible debt                                                           5,249         26,665
Interest expense--other obligations                                                          7,550          1,412
General, administrative and other                                                           11,560         11,179
                                                                                     -------------  -------------
                                                                                            55,806         69,177
                                                                                     -------------  -------------
Earnings before income taxes and minority interests                                         10,625         14,993
Provision for income taxes:
  Current                                                                                    2,698             --
  Deferred                                                                                     835          8,445
                                                                                     -------------  -------------
       Total income taxes                                                                    3,533          8,445
                                                                                     -------------  -------------
Minority interests in net earnings of subsidiaries                                             459            593
                                                                                     -------------  -------------
Net earnings                                                                                 6,633          5,955
Less Series A Preferred Share dividends                                                      2,606          2,606
                                                                                     -------------  -------------
       Net earnings attributable to common
       shares and common equivalent shares                                           $       4,027  $       3,349
                                                                                     =============  =============

EARNINGS PER SHARE:
Weighted-average Class B Shares outstanding                                            123,402,412     61,290,250
                                                                                     =============  =============
Basic earnings per Class B Share                                                     $         .03  $         .05
                                                                                     =============  =============
Diluted weighted-average Class B Shares outstanding                                    126,812,791     66,277,750
                                                                                     =============  =============
Diluted earnings per Class B Share                                                   $         .03  $         .05
                                                                                     =============  =============

The accompanying notes are an integral part of these consolidated financial statements.
                                      2

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1998
                        (IN THOUSANDS, EXCEPT SHARES)
                                 (UNAUDITED)



                                                                     COMMON STOCK                          SERIES A
                                               ------------------------------------------------------     PREFERRED
                                                        CLASS A                      CLASS B              SHARES AT
                                               ------------------------     -------------------------     AGGREGATE
                                                  SHARES      SHARES AT        SHARES       SHARES AT    LIQUIDATION
                                               OUTSTANDING    PAR VALUE     OUTSTANDING     PAR VALUE     PREFERENCE
                                               -----------    ---------     -----------     ---------    -----------
Balances at December 31, 1997                   2,045,601     $  20.455      22,627,541     $ 226.275     $ 139,000
   Conversion of Class A shares to Class B
      shares                                     (304,674)       (3.046)     15,233,711       152.338            --
   Exercise of stock options and warrants             301          .003          28,284          .283            --
   Repurchase of Class A shares                      (197)        (.002)             --            --            --
   Issuance of Class A shares                          11            --              --            --            --
   Cost of raising capital                             --            --              --            --            --
   Net earnings                                        --            --              --            --            --
   Series A Preferred Share dividends                  --            --              --            --            --
                                                ---------     ---------     -----------     ---------     ---------
Balances at March 31, 1998                      1,741,042     $   17.41      37,889,536     $ 378.896     $ 139,000
                                                =========     =========     ===========     =========     =========


                                               ADDITIONAL                       TOTAL
                                                PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                                CAPITAL         DEFICIT         EQUITY
                                               -----------    ------------    -----------
Balances at December 31, 1997                  $2,509,175     $   (99,548)    $2,548,873
   Conversion of Class A shares to Class B
      shares                                         (149)             --             --
   Exercise of stock options and warrants             971              --            972
   Repurchase of Class A shares                      (228)             --           (228)
   Issuance of Class A shares                           8              --              8
   Cost of raising capital                            (82)             --            (82)
   Net earnings                                        --           6,633          6,633
   Series A Preferred Share dividends                  --          (2,606)        (2,606)
                                               ----------     ------------    -----------
Balances at March 31, 1998                     $2,509,695     $   (95,521)    $2,553,570
                                               ==========     ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                      3

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                  ---------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                       1998               1997
                                                                                  --------------     --------------
Operating Activities:
       Net earnings                                                               $       6,633      $       5,955
       Adjustments to reconcile net earnings to cash flows
         provided by operating activities:
           Provision for deferred income taxes                                              835              8,445
           Minority interests                                                               459                593
           Equity in earnings of unconsolidated investees                               (15,649)           (44,822)
           Distributions from unconsolidated investees                                   34,744             20,426
           Change in unrealized appreciation on investments                                 834               (671)
           Depreciation and amortization                                                  6,847              2,695
           Other                                                                            930                584
       Decrease (increase) in other assets                                              (16,156)               396
       Increase in accrued interest on convertible debt                                   5,249             26,665
       Increase (decrease) in accounts payable and accrued expenses                      11,892             (8,321)
                                                                                  --------------     --------------
       Net cash flows provided by operating activities                                   36,618             11,945
                                                                                  --------------     -------------
Investing Activities:
       Real estate properties                                                          (125,571)           (51,794)
       Investment in shares of:
           Security Capital U.S. Realty                                                  (5,405)           (54,845)
           Strategic Hotel Capital Incorporated                                         (37,500)
           Security Capital Preferred Growth Incorporated                               (25,000)
       Purchases of publicly traded real estate securities, net                          (2,901)           (64,934)
       Purchase of Strategic Hotel Capital Incorporated
           convertible debt                                                             (37,500)                --
       Purchase of Homestead Village Incorporated warrants                                   --            (10,714)
       Advances on notes receivable from affiliate                                      (67,800)                --
       Other                                                                             (5,953)            (4,684)
                                                                                  --------------     --------------
       Net cash flows used in investing activities                                $    (307,630)     $    (186,971)
                                                                                  --------------     --------------

The accompanying notes are an integral part of these consolidated financial statements.
                                      4

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                  ------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       1998            1997
                                                                                  -------------    -------------
Financing Activities:
       Proceeds from lines of credit                                              $    379,392     $    141,000
       Payments on lines of credit                                                    (114,000)        (175,000)
       Proceeds from mortgage notes payable                                              4,000           36,250
       Proceeds from issuance of convertible debt                                           --           96,515
       Proceeds from issuance of common shares, net of expenses                            897           96,532
       Repurchase of common shares                                                        (228)              --
       Proceeds from issuance of common shares to minority interest
           holders                                                                      27,134              210
       Preferred dividends paid                                                         (2,606)          (2,606)
       Other                                                                              (142)             207
                                                                                  -------------    -------------
       Net cash flows provided by financing activities                                 294,447          193,108
                                                                                  -------------    -------------
Net increase in cash and cash equivalents                                               23,435           18,082
Cash and cash equivalents, beginning of period                                          11,454           19,323
                                                                                  -------------    -------------
Cash and cash equivalents, end of period                                          $     34,889     $     37,405
                                                                                  =============    =============

The accompanying notes are an integral part of these consolidated financial statements.
                                      5

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General:

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

The accompanying consolidated financial statements include the results of Security Capital, its majority-owned Capital Division investees (Homestead Village Incorporated (Homestead), Security Capital U.S. Real Estate Shares Incorporated (SC-US) and Security Capital European Real Estate Shares Incorporated (SC-E) and its wholly owned Services Division subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest is comprised of the minority shareholders of Homestead and SC-US. Security Capital accounts for its 20% or greater (but not more than 50%) owned investees, and those over which it has substantial influence as the manager or advisor, by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

The consolidated financial statements of Security Capital as of March 31, 1998 are unaudited and, pursuant to the rules of the Securities and Exchange Commission (SEC), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1997 consolidated financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1997 consolidated financial statements and notes to consolidated financial statements for the interim periods presented in order to conform to the 1998 presentation. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(2) REAL ESTATE INVESTMENTS

Security Capital holds investments at March 31, 1998 through its wholly-owned subsidiary, SC Realty Incorporated ("SC Realty"), as follows:

 * Security Capital Industrial Trust (SCI), a publicly held real estate investment trust (REIT), acquires, develops, operates and owns distribution facilities throughout the United States and in Mexico and Europe. At March 31, 1998 and December 31, 1997, Security Capital owned 41.1% and 42.5%, respectively, of the issued and outstanding common shares of SCI. Security Capital accounts for its investment in SCI by the equity method.

 * Security Capital Pacific Trust (PTR), a publicly held REIT, owns, develops, acquires and operates income-producing multifamily properties in the western United States. At March 31, 1998 and December 31, 1997, Security Capital owned 33.0% and 33.1%, respectively, of the issued and outstanding common shares of PTR. Security Capital accounts for its investment in PTR by the equity method.

 * Security Capital Atlantic Incorporated (ATLANTIC), a publicly held REIT, owns, acquires, develops and operates income-producing multifamily properties in the southeastern and near mid-western United States. At March 31, 1998 and December 31, 1997, Security Capital owned 49.9% of the issued and outstanding common shares of ATLANTIC. Security Capital accounts for its investment in ATLANTIC by the equity method as Security Capital's ownership in ATLANTIC fell below 50% upon completion of ATLANTIC's registered offering in October 1997.

 * Security Capital U.S. Realty (SC-USREALTY) is a Luxembourg real estate corporation formed with the sponsorship of Security Capital with the objective of becoming one of Europe's preeminent publicly held real estate entities. It principally owns real estate through strategic positions in both public and private real estate operating companies in the United States. During the quarter ended March 31, 1998, Security Capital purchased additional common shares of SC-USREALTY at a total cost of $5,405,000. At March 31, 1998 and December 31, 1997, Security Capital owned 33.1% and 32.9%, respectively, of the issued and outstanding common shares of SC-USREALTY. Security Capital accounts for its investment in SC-USREALTY by the equity method.

 * Homestead, a publicly held corporation, is a developer, owner and operator of moderate priced, extended-stay lodging properties throughout the United States. During January 1998, Security Capital purchased common shares, in a Homestead rights offering, at a total cost of $126,438,000. In addition, Security Capital purchased Homestead shares in the open market totaling $2,670,000. At March 31, 1998 and December 31, 1997, Security Capital owned 69.8% and 65.0%, respectively, of the issued and outstanding common shares of Homestead. Security Capital consolidates Homestead's accounts in the accompanying consolidated financial statements.

 * SC-US is an investment fund that invests in securities of publicly traded real estate companies in the United States. Security Capital's ownership of SC-US's outstanding common shares as of March 31, 1998 and December 31, 1997 was 96.6% and 98.3%, respectively. Security Capital consolidates SC-US's accounts in the accompanying consolidated financial statements.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

 * Strategic Hotel Capital Incorporated (SHC), a privately held corporation formed in March 1997, is focused on becoming the preeminent owner of upscale hotel properties on a global basis. Security Capital has committed to invest $300,000,000 of capital in SHC. As of March 31, 1998, Security Capital had invested a total of $275,000,000 ($200,000,000 at December 31, 1998) consisting of $150,000,000 in common shares and $125,000,000 in convertible subordinated debentures. Security Capital owned 39.5% of SHC's outstanding common shares as of March 31, 1998 and December 31, 1997. Security Capital accounts for its investment in SHC by the equity method.

 * Security Capital Preferred Growth Incorporated (SC-PG), a private real estate company formed in January 1997, makes intermediate-term investments in real estate operating companies primarily through convertible securities. On February 25, 1998, Security Capital invested $25,000,000 in SC-PG's private offering. Security Capital's ownership of SC-PG's common shares as of March 31, 1998 and December 31, 1997 was 13.3% and 12.9%, respectively. Security Capital accounts for its investment in SC-PG by the equity method.

 * SC-E is an investment fund that invests in securities of publicly-traded companies which are engaged in real estate activities in Europe. Security Capital's ownership of SC-E's common shares as of March 31, 1998 and December 31, 1997 was 100%. Security Capital consolidates SC-E's accounts in the accompanying consolidated financial statements.

 * Security Capital Global Realty (SC-GR) is a newly formed European based company which has the objective of becoming the preeminent publicly traded real estate operating company that will own strategic control positions in highly focused, fully integrated real estate operating companies mainly in Europe or the Asia-Pacific region. Prior to completing its initial subscription offering, SC-GR borrowed from Security Capital to fund SC-GR's initial investments. As of March 31, 1998 Security Capital had outstanding notes receivable from SC-GR totaling $67,800,000 and accrued interest totaling $214,000. On March 30, 1998, SC-GR completed a $1.5 billion equity subscription offering, of which Security Capital and its subsidiaries subscribed for $518,000,000 of common shares. On April 8, 1998, 7.5% of the subscription capital was funded, which included $37,145,093 of the note plus accrued interest which was converted into 1,858,304 shares of SC-GR common shares. The remaining outstanding note balance was paid in full on April 17, 1998, using proceeds from the first funding of the subscription offering. Security Capital will account for its investment in SC-GR by the equity method.

 MERGER PROPOSAL

    On April 2, 1998, PTR and ATLANTIC announced their intent to merge. Pursuant to the proposed merger transaction (the Merger), ATLANTIC will be merged with and into PTR, which will continue its existence under the name "Archstone Communities Trust" (ARCHSTONE) and will be traded on the NYSE under the symbol "ASN". In accordance with the terms of the Merger, each outstanding ATLANTIC common share will be converted into the right to receive one PTR Common Share and each outstanding ATLANTIC Series A preferred share will be converted into the right to receive one comparable PTR Series C preferred share. In addition, PTR will assume all of ATLANTIC's debt as well as other liabilities upon consummation of the Merger. The transaction has been structured as a tax-free merger and will be accounted for under the purchase method.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Both PTR's Board and ATLANTIC's Board have approved the merger. The Merger, which is expected to be completed in August 1998, is subject to the approval of shareholders of both companies (a two-thirds majority of PTR's outstanding common shares and a majority of ATLANTIC's outstanding common shares). Security Capital owns approximately 49.9% of the ATLANTIC common shares and 33% of the PTR common shares and has agreed to vote these shares in favor of the Merger, subject to certain conditions. Upon consummation of the Merger, Security Capital would own approximately 38.7% of Archstone's common shares and would be Archstone's largest shareholder.

Security Capital received dividends from its investees for the three months ended March 31, 1998 and 1997 as follows (in thousands):

                                                             1998          1997
                                                          ----------    ----------
       SCI                                                $   14,223    $   11,525
       PTR                                                    10,434         8,901
       ATLANTIC                                                9,541         8,404
       SC-US                                                   3,764            --
       SC-PG                                                     547            --
                                                          ----------    ----------
                                                          $   38,509    $   28,830
                                                          ==========    ==========

The following summarizes real estate investments of Security Capital's consolidated investee (Homestead) as of March 31, 1998 and December 31, 1997 (in thousands):

                                                             1998          1997
                                                          ----------    ----------
       Extended-stay lodging properties:
           Operating properties                           $  575,305    $  472,669
           Developments under construction                   214,946       213,283
           Developments in planning                           62,220        32,984
           Land held for future development                        -         6,654
           Land held for sale                                  2,505         1,463
                                                          ----------    ----------
           Total real estate, at cost                        854,976       727,053
       Less accumulated depreciation                          23,450        17,824
                                                          ----------    ----------
       Total real estate                                  $  831,526    $  709,229
                                                          ==========    ==========

Presented below is the summary balance sheet information for SCI as of March 31, 1998 and December 31, 1997 (in thousands):

                                                             1998          1997
                                                          ----------    ----------
       Net real estate investments                        $2,919,450    $2,834,711
       Cash and other assets                                 428,507       199,242
                                                          ----------    ----------
           Total assets                                   $3,347,957    $3,033,953
                                                          ==========    ==========
       Total liabilities                                  $1,194,961    $1,003,912
       Minority interest                                      52,500        53,304
       Total shareholders' equity                          2,100,496     1,976,737
                                                          ----------    ----------
           Total liabilities and shareholders' equity     $3,347,957    $3,033,953
                                                          ==========    ==========

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Presented below is summary earnings information for SCI for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                     1998          1997
                                                                  ----------    ----------
       Rental and other income, net                               $   92,417    $   69,231
       Expenses                                                       54,837        42,775
                                                                  ----------    ----------
       Net earnings before minority interest                          37,580        26,456
           Minority interest share in net earnings                       979           895
                                                                  ----------    ----------
       Net earnings                                                   36,601        25,561
           Less preferred share dividends                              8,799         8,829
                                                                  ----------    ----------
       Net earnings attributable to common shares                 $   27,802    $   16,732
                                                                  ==========    ==========
       Security Capital share of net earnings                     $   11,699    $    7,510
                                                                  ==========    ==========

Presented below is the summary balance sheet information for PTR as of March 31, 1998 and December 31, 1997 (in thousands):

                                                                     1998          1997
                                                                  ----------    ----------
       Net real estate investments                                $2,794,880    $2,760,439
       Cash and other assets                                          69,270        45,247
                                                                  ---------     ----------
           Total assets                                           $2,864,150    $2,805,686
                                                                  ==========    ==========
       Total liabilities                                          $1,281,172    $1,265,250
       Total shareholders' equity                                  1,582,978     1,540,436
                                                                  ----------    ----------
           Total liabilities and shareholders' equity             $2,864,150    $2,805,686
                                                                  ==========    ==========

Presented below is summary earnings information for PTR for the three months ended March 31, 1998, and 1997 (in thousands):

                                                                     1998          1997
                                                                  ----------    ----------
       Rental and other income                                    $   95,611    $   83,494
       Expenses                                                       66,312        63,218
                                                                  ----------    ----------
       Earnings from operations                                       29,299        20,276
           Gain on dispositions of depreciated real estate            15,484        25,335
                                                                  ----------    ----------
       Net earnings                                                   44,783        45,611
           Less preferred share dividends                              4,712         5,035
                                                                  ----------    ----------
       Net earnings attributable to common shares                 $   40,071    $   40,576
                                                                  ==========    ==========
       Security Capital share of net earnings                     $   13,234    $   14,624
                                                                  ==========    ==========

Presented below is the summary balance sheet information for ATLANTIC as of March 31, 1998 and December 31, 1997 (in thousands):

                                                                     1998          1997
                                                                  ----------    ----------
       Net real estate investments                                $1,353,535    $1,298,946
       Cash and other assets                                         148,202       142,465
                                                                  ----------    ----------
           Total assets                                           $1,501,737    $1,441,411
                                                                  ==========    ==========
       Total liabilities                                          $  595,014    $  550,430
       Total shareholders' equity                                    906,723       890,981
                                                                  ----------    ----------
           Total liabilities and shareholders' equity             $1,501,737    $1,441,411
                                                                  ==========    ==========

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Presented below is summary earnings information for ATLANTIC for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                    1998           1997
                                                                 ----------     ----------
       Rental and other income, net                              $   48,306     $   39,957
       Expenses                                                      32,131         29,779
                                                                 ----------     ----------
       Net earnings                                                  16,175         10,178
           Less preferred share dividends                             1,078             --
                                                                 ----------     ----------
       Net earnings attributable to common shares                $   15,097     $   10,178
                                                                 ==========     ==========
       Security Capital share of net earnings                    $    7,541     $    5,787
                                                                 ==========     ==========

Presented below is the summary balance sheet information for SC-USREALTY as of March 31, 1998 and December 31, 1997 (in thousands):

                                                                    1998           1997
                                                                 ----------     ----------
       Investments in common shares of real estate operating
           companies, at fair value                              $2,831,802     $2,728,054
       Investment in common shares and debentures of Security
           Capital, at cost                                         165,000        165,000
       Cash and other assets                                         22,470          8,767
                                                                 ----------     ----------
           Total assets                                          $3,019,272     $2,901,821
                                                                 ==========     ==========
       Total liabilities                                         $  315,544     $  143,400
       Total shareholders' equity                                 2,703,728      2,758,421
                                                                 ----------     ----------
       Total liabilities and shareholders' equity                $3,019,272     $2,901,821
                                                                 ==========     ==========

Presented below is summary earnings information for SC-USREALTY for the three months ended March 31, 1998, and 1997 (in thousands):

                                                                    1998           1997
                                                                 ----------     ----------
       Net investment income                                     $   20,964     $    6,828
       Realized gains on publicly traded investments                 17,186          9,292
       Increase (decrease) in appreciation on investments          (92,837)         27,106
                                                                 ----------     ----------
       Net earnings (loss)                                       $ (54,687)     $   43,226
                                                                 ==========     ==========
       Security Capital share of net earnings (loss)             $ (17,950)     $   16,901
                                                                 ==========     ==========

Presented below is the summary balance sheet information for SHC as of March 31, 1998 and December 31, 1997 (in thousands):

                                                                    1998           1997
                                                                 ----------     ----------
       Net real estate investments                               $1,533,332     $  814,489
       Cash and other assets                                        113,626        203,803
                                                                 ----------     ----------
           Total assets                                          $1,646,958     $1,018,292
                                                                 ==========     ==========
       Total liabilities                                         $1,052,935     $  638,013
       Minority interests                                           225,732        108,030
       Total shareholders' equity                                   368,291        272,249
                                                                 ----------     ----------
           Total liabilities and shareholders' equity            $1,646,958     $1,018,292
                                                                 ==========     ==========

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Presented below is summary earnings information for SHC for the three months ended March 31, 1998 (in thousands):

                                                              1998
                                                           ----------
       Room revenue and other income                       $  105,984
       Expenses                                               103,266
                                                           ----------
       Net earnings before minority interests                   2,718
           Minority interests share of net earnings             1,080
                                                           ----------
       Net earnings                                        $    1,638
                                                           ==========
       Security Capital share of net earnings              $      667
                                                           ==========

Presented below is the summary balance sheet information for SC-PG as of March 31, 1998 and December 31, 1997 (in thousands):

                                                              1998           1997
                                                           ----------     ----------
       Investments in real estate operating companies      $  695,869     $  521,697
       Cash and other assets                                  267,284         76,050
                                                           ----------     ----------
           Total assets                                    $  963,153     $  597,747
                                                           ==========     ==========
       Total liabilities                                   $   83,651     $   52,836
       Total shareholders' equity                             879,502        544,911
                                                           ----------     ----------
       Total liabilities and shareholders' equity          $  963,153     $  597,747
                                                           ==========     ==========

Presented below is summary earnings information for SC-PG for the three months ended March 31, 1998 (in thousands):

                                                              1998
                                                           ----------
       Net investment income                               $    4,108
       Decrease in appreciation on investments                  (919)
                                                           ----------
       Net earnings                                        $    3,189
                                                           ==========
       Security Capital share of net earnings              $      458
                                                           ==========

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

A condensed consolidating balance sheet of Security Capital as of March 31, 1998 follows (in thousands):

                                                                                         SC-US
                                              SECURITY CAPITAL(a)    HOMESTEAD(b)     AND SC-E(b)   CONSOLIDATED(c)
                                              -------------------    ------------     -----------   ---------------
Investments, at equity                          $     3,245,878    $            --  $           --  $     2,745,056
Net real estate investments                                  --            837,794              --          831,526
Investments in publicly traded real estate
       securities, at market value                           --                 --         113,732          113,732
Cash and other assets                                   159,690             90,103          21,590          245,505
                                                ---------------    ---------------  --------------  ---------------
           Total assets                         $     3,405,568    $       927,897  $      135,322  $     3,935,819
                                                ===============    ===============  ==============  ===============
Long-term debt                                  $       323,024    $       306,058  $           --  $       629,082
Lines of credit                                         367,000             71,200              --          438,200
Other liabilities                                       157,480             65,326           1,826          179,870
                                                ---------------    ---------------  --------------  ---------------
           Total liabilities                            847,504            442,584           1,826        1,247,152
Minority interests                                           --                 --              --          135,097
Shareholders' equity                                  2,558,064            485,313         133,496        2,553,570
                                                ---------------    ---------------  --------------  ---------------
           Total liabilities and
                shareholders' equity            $     3,405,568    $       927,897  $      135,322  $     3,935,819
                                                ===============    ===============  ==============  ===============

----------------------
(a) Includes Homestead, SC-US and SC-E on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) Consolidated amounts include effect of elimination entries.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


A condensed consolidating statement of operations for Security Capital for the three months ended March 31, 1998 follows (in thousands):

                                                    SECURITY CAPITAL       HOMESTEAD
                                                          GROUP             VILLAGE           SC-US
                                                    INCORPORATED(a)    INCORPORATED(b)      AND SC-E(b)    CONSOLIDATED(c)
                                                    --------------     -------------    -------------    ----------------
Equity in earnings of investees                     $       18,915     $          --    $          --    $         15,649
Room revenue                                                    --            27,171               --              27,171
Services Division revenues from related parties             18,845                --               --              17,787
Other income                                                 3,022               906            2,486               5,824
                                                    --------------     -------------    -------------    ----------------
                                                            40,782            28,077            2,486              66,431
                                                    --------------     -------------    -------------    ----------------
Rental expenses                                                 --            12,253               --              12,253
Services Division expenses                                  12,347                --               --              12,347
Depreciation and amortization                                  882             6,387               --               6,847
Interest expense                                             9,829             2,970               --              12,799
General, administrative and other                            7,253             4,779              391              11,560
                                                    --------------     -------------    -------------    ----------------
                                                            30,311            26,389              391              55,806
                                                    --------------     -------------    -------------    ----------------
Earning before income taxes and minority interests          10,471             1,688            2,095              10,625
       Provision for income taxes                            3,533                --               --               3,533
       Minority interests                                       --                --               --                 459
                                                    --------------     -------------    -------------    ----------------
Net earnings                                                 6,938             1,688            2,095               6,633
       Less Series A Preferred Share dividends               2,606                --               --               2,606
                                                    --------------     -------------    -------------    ----------------
Net earnings attributable to common shares          $        4,332     $       1,688    $       2,095    $          4,027
                                                    ==============     =============    =============    ================

----------------------
(a) Includes Homestead, SC-US and SC-E on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) Consolidated amounts include effect of elimination entries.


(3) SERVICES DIVISION

GLOBAL CAPITAL MANAGEMENT GROUP

The Global Capital Management Group provides oversight, guidance and/or management to various entities which own real estate securities on a strategic, intermediate-term or short-term basis. The customer entities include closed-end and open-end companies, U.S. operating companies and non-U.S. operating companies.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


Operating Advisors

A Services Division subsidiary domiciled in Luxembourg (USREALTY Advisor) advises on all investment and operational activities of SC-USREALTY. The USREALTY Advisor is paid an operating advisor fee of 1.25% of SC-USREALTY's average monthly investments at fair value (other than liquid short-term investments and investments in Security Capital). Another Services Division subsidiary, domiciled in Luxembourg, has been formed to serve as the operating advisor to SC-GR. The operating advisor to SC-GR will be paid an operating advisor fee of 1.25% of SC-GR's average monthly investments at fair value.


Management Company

A U.S. subsidiary headquartered in Chicago manages SC-PG, a closed-end company which makes intermediate-term investments in convertible securities issued by real estate companies. This subsidiary also manages SC-US and SC-E, which are open-end mutual funds. The management fees earned by this subsidiary range from 0.62% to 1.00% of assets under management.


FINANCIAL SERVICES GROUP

Two services division subsidiaries provide capital markets services and accounting and administrative services, respectively, to Security Capital affiliates. These services are provided at negotiated rates, based on market terms. Accounting and administrative services focus on centralized services where economies of scale and volume purchasing power are expected to generate cost efficiencies.

Services Division fees for the three months ended March 31, 1998 and 1997 were earned from the following sources (in thousands):

                                                                1998             1997
                                                          ---------------  ----------------
REIT management fees:
       SCI                                                $             -  $          6,606
       PTR                                                              -             4,617
       ATLANTIC                                                         -             3,029
                                                          ---------------  ----------------
                                                                        -            14,252
                                                          ---------------  ----------------
Property management fees:
       SCI                                                              -             4,129
       PTR                                                              -             2,689
       ATLANTIC                                                         -             1,280
                                                          ---------------  ----------------
                                                                        -             8,098
                                                          ---------------  ----------------
SC-USREALTY advisory fee                                            8,665             4,813
Other advisory fees                                                 1,442                 -
Security Capital Markets Group Incorporated fees                    4,638                42
Administrative Services and Real Estate Research fees               4,100               599
                                                          ---------------  ----------------
       Total Services Division revenues                            18,845            27,804
       Less amounts eliminated in consolidation                     1,058               525
                                                          ---------------  ----------------
Consolidated Services Division revenues                   $        17,787  $         27,279
                                                          ===============  ================

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Services Division expenses in the accompanying Consolidated Statements of Operations represent direct operating expenses consisting primarily of payroll, occupancy and related costs.

SALE OF REIT AND PROPERTY MANAGERS

Prior to September 1997, certain Security Capital Services Division subsidiaries managed the operations (REIT Managers) of and provided property management services (Property Managers) to various REITs (SCI, PTR and ATLANTIC) in which the Capital Division is a principal owner. Effective September 9, 1997, Security Capital exchanged the REIT and Property managers for additional shares of SCI (3,692,024 shares), PTR (3,295,533 shares) and ATLANTIC (2,306,591 shares).

(4) INDEBTEDNESS

Lines of Credit:

Borrowings outstanding on Security Capital's and Homestead's revolving bank lines of credit at March 31, 1998 totaled $367,000,000 and $71,200,000, respectively.

Security Capital has a $700,000,000 revolving line of credit with Wells Fargo Realty Advisors, Incorporated (Wells Fargo), as agent for a group of lenders. The line was increased from $400,000,000 to $700,000,000 on April 6, 1998. The agreement is effective through April 5, 2000, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. Borrowings bear interest at the LIBOR rate plus 1.00% to 1.25% per annum, depending upon the ratio of the facility commitment amount to the aggregate value of pledged qualifying securities. Interest is payable monthly in arrears. Prior to April 6, 1998, the rate was defined as LIBOR plus 1.50% or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). Commitment fees range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance (such fees ranged from 0.125% to 0.25% prior to April 6, 1998).

The new agreement also provides for "Swing Line" advances. Swing Line advances provide for same day funding. Any Swing Line advance will reduce availability under the Facility on a dollar-for-dollar basis. Swing Line advances will not be outstanding more than ten business days and will be charged at a rate equal to the Base Rate minus 1.60%.

Security Capital's line is secured by its holdings in SCI, PTR, ATLANTIC, SC-USREALTY and Homestead. Security Capital has commenced negotiations with the group of lenders to have the line become an unsecured line, but successful completion can not be assured.

The Security Capital line of credit is a primary obligation of SC Realty. Security Capital guarantees the line. SC Realty is a legal entity which is separate and distinct from Security Capital and its affiliates, and has separate assets, liabilities, business functions and operations.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


Distributions, excluding all dividends paid on Security Capital's issued 139,000 Series A Convertible Redeemable Voting Preferred Stock (Series A Preferred Shares), are limited to 50% of Security Capital's cash flow available for distribution if no event of default has occurred and is continuing. During a non-monetary default, no such payments other than dividends paid on Security Capital's Series A Preferred Shares may be made. In the event of a monetary default, no dividends on either preferred or common shares shall be permitted. Additionally, dividends, redemptions, repurchases of stock, or other payments or transfers in respect of such stock are limited to 100% of SC Realty's cash flow available for distribution if no event of default has occurred and is continuing. During default, no such payments may be made.

On April 24, 1998 Homestead renewed its existing revolving line of credit facility for a one-year term, with an increase in total borrowing capacity to $150,000,000, subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings will bear interest at the base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, a commitment fee of 0.375% of the average unfunded balance will be owed.

Also, on April 24, 1998 Homestead entered into a separate $50,000,000 one-year revolving line of credit facility of which $20,000,000 is available for borrowings on a secured basis and $30,000,000 is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998 or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the Federal Funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5%.

In connection with the renewal and expansion of Homestead's line of credit, Security Capital has committed, during the one-year term of the credit facilities, to retain its ownership in Homestead common stock and to purchase Homestead common stock to fund, if necessary, capital needs of up to $150,000,000.

Each line requires maintenance of certain financial covenants. Security Capital, SC Realty and Homestead were in compliance with all such covenants at March 31, 1998.

Interest:
Security Capital capitalizes interest of its consolidated subsidiaries as part of the cost of real estate projects under development. Security Capital incurred total interest cost of $19,303,000 and $71,400,000 for the three months ended March 31, 1998 and 1997, respectively, of which $6,504,000 and $43,323,000, respectively, was capitalized. Interest paid in cash for the three months ended March 31, 1998 and 1997 was $3,266,000 and $1,559,000, respectively. Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan in the case of issuance costs or twelve months in the case of renewal costs. Amortization of deferred financing costs included in interest expense for the three months ended March 31, 1998 and 1997 was $1,264,000 and $642,000, respectively.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(5) SHAREHOLDERS' EQUITY

Conversion of Shares:

As of January 1, 1998, at the option of the holder, each Class A Share can be converted into 50 Class B Shares. Class B Shares are not convertible into Class A Shares. As of March 31, 1998 304,674 Class A Shares have been converted into 15,233,711 Class B Shares.

Warrants:

 Security Capital issued registered warrants to acquire $250 million of Class B shares (8,928,572 warrants) to the common and convertible preferred shareholders of SCI, PTR and ATLANTIC, and limited partnership unit holders of SCI as of September 16, 1997. The exercise price of a Warrant is $28 per Class B Share, and the Warrants will expire on September 18, 1998. As of March 31, 1998 86,115 Warrants have been exercised.

Series A and Series B Preferred Shares:

On April 1, 1996 Security Capital issued 139,000 Series A Preferred Shares. The Series A Preferred Shares had a liquidation preference of $1,000 per share for an aggregate preference of $139,000,000 plus any accrued but unpaid dividends. The holder of the Series A Preferred Shares was entitled to voting rights, equal to the number of Class B Shares into which the Series A Preferred Shares are convertible, on matters of amendments of Security Capital's Articles of Incorporation and merger of Security Capital, or sale of substantially all assets or liquidation or dissolution, and one-half of such number of Class B Shares on other matters submitted to a vote of the common shareholders. Each Series A Preferred Share was convertible, at the option of the holder at any time, into 0.76184 Class A Shares (a conversion price of $1,312.61 per share). In February 1998, the holder of the Series A Preferred Shares agreed upon conversion to convert its Series A Preferred Shares directly into Class B Shares and to vote its Series A Preferred Shares on an as converted basis in Class B Shares. The Series A Preferred Shares were convertible at March 31, 1998 into an aggregate of 5,294,788 Class B shares. Holders of the Series A Preferred Shares were entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash distributions at the rate of 7.5% of the liquidation preference per annum (equivalent to $75.00 per share). Such distributions were cumulative from the date of original issue and were payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series A Preferred Shares were redeemable, at the option of Security Capital, after March 31, 1999.

On May 12, 1998, pursuant to an Exchange Agreement, dated as of May 7, 1998, Security Capital issued 257,642 shares of a new class of Series B Cumulative Convertible Redeemable Voting Preferred Stock, par value $.01 per share (the "Series B Preferred Shares"), to Commerzbank Aktiengesellshaft, Grand Cayman Branch ("Commerzbank"), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Common Shares held by Commerzbank. Also pursuant to the Exchange Agreement, Security Capital paid a cash dividend to Commerzbank on all the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250. In addition, Security Capital entered into a Registration Rights Agreement with Commerzbank granting Commerzbank certain registration rights with respect to the Class B Common Shares into which the Series B Preferred Shares are convertible. The Series B Preferred Shares were issued to Commerzbank under an exemption from the registration requirements provided by
Section 4(2) of the Securities Act of 1933, as amended. The exchange of the Series A Preferred Shares and the Class B Common Shares for the Series A Preferred Shares was structured as a tax free recapitalization.

The Series B Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $257,642,000 plus any accrued and unpaid dividends. The holder of the Series B Preferred Shares is entitled to voting rights equal to the number of Class B Common Shares into which the Series B Preferred Shares are convertible, on any amendments of Security Capital's charter or a merger of Security Capital, a sale of substantially all its assets or liquidation or dissolution, and one-half of such number of Class B Common Shares on all other matters submitted to a vote of the common shareholders.
Each Series B Preferred Share is convertible, at the option of the holder at any time, into 25.641026 Class B Common Shares (a conversion price of $39.00 per share). The conversion price and the number of Class B shares into which the Series B Preferred Shares are convertible are subject to certain adjustments. The Series B Preferred Shares are initially convertible into a total of 6,606,205 Class B Common Shares. The holder of the Series A Preferred Shares will be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash distributions at the rate of 7.0% of the liquidation preference per annum (equivalent to $70.00 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

The exchange of the Series B Preferred Shares, which are initially convertible into 6,606,205 Class B Common Shares, for the Series A Preferred Shares, which were convertible into 5,294,800 Class B Common Shares, and the 3,293,288 Class B Common Shares will result in 1,981,883 fewer Class B Common Shares outstanding on a fully converted basis.

The exchange of the Series B Preferred Shares, which are initially convertible into 6,606,205 Class B Common Shares, for the Series A Preferred Shares, which were convertible into 5,294,800 Class B Common Shares, and 3,293,288 Class B Common Shares was based on the fair value of these securities at the date of the Exchange Agreement. For financial accounting purposes, the difference between the fair value of the Series B Preferred Shares issued ($257,642,000) less the sum of (a) the carrying value of the Series A Preferred Shares ($139,000,000) and (b) the fair value of the Class B Shares ($98,799,000) will be recorded as a dividend ($19,843,000) in Security Capital's second quarter financial statements.

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Per Share Data:

Basic earnings per share data is computed based on weighted-average shares of Class B common stock, par value $.01 per share ("Class B Shares"), outstanding during the three months ended March 31, 1998. Diluted earnings per share is computed based on the weighted-average Class B Shares outstanding during the three months ended March 31, 1998 plus the weighted-average Class B Shares that would be outstanding assuming the exercise of outstanding options and warrants. The conversion of 2016 Convertible Debentures and Series A Preferred Shares, par value $.01 per share, into Class B Shares is not assumed as the effect would be anti-dilutive.

     Security Capital adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. Previously reported earnings per share data have been restated to conform to SFAS No. 128.

       A reconciliation of the number of shares used in computing basic and diluted earnings per share as calculated under SFAS 128 follows (in thousands except per share amounts):

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           1998           1997
                                                                                      -------------  --------------
Net income attributable to common shares and
       common equivalent shares                                                       $       4,027  $        3,349
                                                                                      =============  ==============
Weighted-average Class B Shares outstanding for the quarter                             123,402,412      61,290,250
Increase in shares which would result from:
       Exercise of warrants                                                                 882,251              --
       Exercise of options                                                                2,528,128       4,987,500
                                                                                      -------------  --------------
Weighted-average Class B Shares, assuming conversion
           of the above securities                                                      126,812,791      66,277,750
                                                                                      =============  ==============
Diluted earnings per Class B Share                                                    $         .03  $          .05
                                                                                      =============  ==============

                     SECURITY CAPITAL GROUP INCORPORATED
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

Security Capital had tax net operating loss carryforwards of approximately $57,300,000 at December 31, 1997. These net operating loss carryforwards are expected to be utilized during 1998. At December 31, 1997, Homestead had, for federal income tax reporting purposes, net operating loss carryforwards of $20,100,000, which expire as follows: $4,200,000 in 2011 and $15,900,000 in
2012.


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

At March 31, 1998, Homestead had approximately $213,200,000 of unfunded commitments for developments under construction.

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of March 31, 1998, and the related consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, the statement of shareholders' equity for the three-month period ended March 31, 1998 and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Security Capital Pacific Trust, Security Capital Atlantic Incorporated and Homestead Village Incorporated (March 31, 1997), whose total assets represent 21.1% of the total assets of Security Capital Group Incorporated and subsidiaries as of March 31, 1998 and whose income represent 24.6% and 29.1% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the three-month periods ended March 31, 1998 and 1997, respectively.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 1997, and, in our report dated March 18, 1998, we expressed an unqualified opinion on that statement based on our audit and reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
May 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Security Capital's consolidated financial statements and the notes thereto in Item 1 of this report. See Security Capital's 1997 Form 10-K for a discussion of various risk factors associated with forward looking statements made in this document.

OVERVIEW

Security Capital is a real estate research, investment and operating management company. Security Capital obtains income from four sources: (1) the Capital Division's share of earnings in its investees; (2) Global Capital Management Group revenues; (3) Financial Services Group revenues consisting of accounting and administrative services fees and capital markets fees; and (4) Real Estate Research Group revenues. Revenues from the Global Capital Management Group, the Financial Services Group and the Real Estate Research Group are all included in the Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Services Division revenues earned from consolidated investees (Homestead, SC-US and SC-E) are eliminated in Security Capital's consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

Sale of REIT and Property Managers ("the Mergers")

Prior to September 1997, certain Security Capital Services Division subsidiaries managed the operations (REIT Managers) of and provided property management services (Property Managers) to various REITs (SCI, PTR and ATLANTIC) in which the Capital Division is a principal owner. Effective September 9, 1997, Security Capital exchanged the REIT and Property Managers for additional shares of SCI (3,692,024 shares) PTR (3,295,533 shares) and ATLANTIC (2,306,591 shares).

Capital Division Investments

Dividends Received

Security Capital's dividends received increased $9.7 million, or 34%, from $28.8 million for the three months ended March 31, 1997 to $38.5 million for the three months ended March 31, 1998. The increase results primarily from (a) the purchase of additional shares in SCI; (b) additional shares received from SCI, PTR and ATLANTIC in the Mergers; (c) dividends from SC-US and SC-PG of approximately $3.7 million and $0.5 million, respectively, during the three months ended March 31, 1998 and (d) an increase in per share dividend rates of its investees.

Equity in Earnings of Investees

Security Capital's equity in SCI's earnings increased 56% from $7.5 million to $11.7 million for the three months ended March 31, 1997 and 1998, respectively. The increase can be attributed to (i) the amount of distribution space owned and leased by SCI (93.1 million square feet at March 31, 1998 compared to 82.7 million square feet at March 31, 1997) and increased rental rates on renewal leases for previously occupied space; (ii) an increase in other real estate income ($8.4 million) primarily related to gains on disposition of undepreciated property and income from investments in distribution services; and (iii) due to the Merger, the REIT and property management expenses decreased from $7.5 million for the three months ended March 31, 1997 to zero for the three months ended March 31, 1998. The decrease in fees were partially offset by an increase in general and administrative expenses ($4.3 million) due to the actual personnel and other operating costs associated with the REIT management being included in general and administrative expenses during the three months ended March 31, 1998. The increase in SCI's earnings was offset by an increase in interest expense principally caused by an increase in long-term debt during 1997. At March 31, 1998 and 1997, Security Capital's ownership interest in the outstanding common shares of SCI was approximately 41% and 44%, respectively.

Security Capital's equity in PTR's earnings decreased 10% from $14.6 million to $13.2 million for the three months ended March 31, 1997 and 1998, respectively. The decrease can be attributable to the decrease in gains on dispositions of real estate from $25.3 million to $15.5 million for the three months ended March 31, 1997 and 1998, respectively, and a decrease in Security Capital's ownership in PTR; partially offset by an increase in net operating income of $7.8 million primarily due to an increase in operating units and a decrease in expenses due to the Merger. At March 31, 1998 and 1997, Security Capital's ownership interest in the outstanding common shares of PTR was 33% and 36%, respectively.

Security Capital's ownership of ATLANTIC decreased to 49% in September 1997 resulting in the reported earnings of ATLANTIC being based on the equity method. Security Capital's equity in

ATLANTIC's earnings increased 29% from $5.8 million to $7.5 million for the three months ended March 31, 1997 and 1998, respectively. The increase is primarily related to an increase in net operating income of $4.8 million primarily due to an increase in operating units and a decrease in expenses due to the Merger. At March 31, 1998 and 1997, Security Capital's ownership interest in the outstanding common shares of ATLANTIC was 49% and 57%, respectively.

Security Capital's share of SC-USREALTY's earnings decreased from $16.9 million to a loss of $18 million for the three months ended March 31, 1997 and 1998, respectively, primarily due to a decrease in unrealized appreciation on investments ($92.8 million) due to the declines in the market value of REIT stocks owned by SC-USREALTY. SC-USREALTY's realized gains on special opportunity investments amounted to $17.2 million and $9.3 million for the three months ended March 31, 1998 and 1997, respectively. In addition, SC-USREALTY recorded net investment income (defined as dividends and other investment income net of administration expenses, advisor fees, taxes and interest) of $21.0 million and $6.8 million for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998 and 1997, Security Capital's ownership interest in the outstanding common shares of SC-USREALTY was 33% and 37%, respectively.

Security Capital's share of SHC's earnings was $0.7 million for the three months ended March 31, 1998. Security Capital began investing in SHC in May of 1997. As of March 31, 1998, SHC's portfolio consisted of 20 hotels with a total cost of $1.6 billion. At March 31, 1998, Security Capital's ownership interest in the outstanding common stock of SHC was 39%.

Security Capital's share of SC-PG's earnings was $0.5 million for the three months ended March 31, 1998. SC-PG commenced operations in June 1997. During the quarter ended March 31, 1998 Security Capital invested an additional $25.0 million in SC-PG. At March 31, 1998, SC-PG had investments and investment commitments at cost and fair value of approximately $646.9 million and $695.9 million, respectively. At March 31, 1998, Security Capital's ownership interest in the outstanding common stock of SC-PG was 13%.


Room Revenue and Rental Expenses From Greater Than 50% Owned Consolidated Investee (Homestead)

Room revenue increased $16.2 million, or 147%, to $27.2 million for the three months ended March 31, 1998 from $11.0 million for the same period in 1997. Rental expenses were $12.3 million for the three months ended March 31, 1998 and $5.9 million for the same period in 1997. Homestead's 47 property openings from the end of the first quarter of 1997 through the end of the first quarter of 1998 was the primary reason for both the increase in room revenue and rental expenses.


Other Income, net

The $4.7 million increase in other income primarily results from the inclusion of interest income on SHC debentures ($1.8 million), an increase in SC-US and SC-E's dividend income (approximately $.4 million) and realized gains on sale of SC-US and SC-E's investments (approximately $2.2 million).

At March 31, 1998, SC-US had investments at cost and fair market value of approximately $103.9 million and $113.7 million, respectively. Security Capital owned 97% and 100% of the outstanding shares of SC-US at March 31, 1998 and 1997, respectively.

At March 31, 1998, SC-E had investments at cost and fair market value of approximately $16.5 million and $17.6 million, respectively. Security Capital owned 100% of the outstanding shares of SC-E at March 31, 1998.

Services Division

     Revenues

     Services Division revenues decreased by 35% from $27.3 million for the three months ended March 31, 1997 to $17.8 million for the same period in 1998. The components of Services Division revenues were as follows (dollars in millions):

                                                                                                  CHANGE
                                                                                         -------------------------
                                                                   1998         1997          $             %
                                                               -----------  -----------  -----------   -----------
         Global Capital Management                             $       9.9  $       4.8          5.1          106%
         Financial Services                                            7.6         22.4        (14.8)         (66%)
         Real Estate Research                                           .3           .1           .2          200%
                                                               -----------  -----------  -----------   -----------
                                                               $      17.8  $      27.3         (9.5)         (35%)
                                                               ===========  ===========  ============  ============

The decrease of $9.5 million in Services Division revenues for the three months ended 1998 compared to the same period in 1997 was primarily attributable to the September 9, 1997 sale of the SCI, ATLANTIC and PTR REIT Managers and Property Managers ($22.4 million) partially offset by; (i) the increase in Capital Markets, administrative and real estate research services ($7.8 million) and
(ii) the growth in assets managed by Global Capital Management, generating increased advisory and management fees ($5.1 million).

Effective September 9, 1997, the Services Division no longer received REIT management and property management revenues (which were classified as financial services revenues) and no longer incurred associated operating expenses as a result of the Mergers. Growth in Services Division revenues is expected to come primarily from growth in management and advisory revenues earned by the Global Capital Management Group and, to a lesser extent, fees earned by the Financial Services Group and the Real Estate Research Group. The Global Capital Management Group manages and advises with respect to strategic investments and intermediate-term investments on behalf of its customers, SC-USREALTY, SC-PG, SC-US and SC-E, as well as new clients. Such assets under management increased from $3.5 billion at December 31, 1997 to $3.8 billion at March 31, 1998. In November 1997, a new client, SC-GR, was formed and commenced its initial private placement. The first funding of that private placement took place in April 1998 (see note 2 to the consolidated financial statements). It seeks to be the leading publicly-traded European real estate company focused on making strategic investments in non-US real estate companies.


Expenses

Services Division expenses decreased by $9.0 million, or 42%, for the three months ended March 31, 1998, to $12.3 million from $21.3 million for the same period in 1997. The decrease primarily resulted from the sale of the REIT and property management companies which incurred $21.0 million of expenses for the three months ended March 31, 1997; this decrease was substantially offset by an increase in expenses related to additional Global Capital Management, accounting and administrative services ($12.0 million) for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

DEPRECIATION AND AMORTIZATION

Total depreciation and amortization for Security Capital was $6.9 million and $2.7 million for the three months ended March 31, 1998 and 1997, respectively. Of those amounts, $6.0 million and $1.5 million represented depreciation and amortization from Homestead rental operations for those same periods in 1998 and 1997, respectively. This increase is primarily a result of the 47 Homestead property openings from the end of the first quarter of 1997 through the end of the first quarter 1998. The remaining depreciation and amortization of $0.9 million and $1.2 million in 1998 and 1997, respectively, resulted from the Services Division. The decrease can be partially attributed to $0.6 million in depreciation expense incurred by the REIT and Property Managers for the three months ended March 31, 1997 which was not incurred in 1998 due to the sale of the management companies.

INTEREST EXPENSE

Security Capital's consolidated interest expense consists of interest on the 2014 Convertible Debentures (during 1997) and 2016 Convertible Debentures (collectively, the "Convertible Debentures"), interest on revolving lines of credit which are obligations of Security Capital and Homestead and interest on mortgage notes payable which are obligations of Homestead. Interest expense for the three months ended March 31, 1998 and 1997 is summarized as follows (dollars in millions):

                                               SECURITY CAPITAL             HOMESTEAD                 TOTAL
                                            ----------------------   ---------------------   ---------------------
                                               1998         1997        1998        1997        1998        1997
                                            ---------   ----------   ---------   ---------   ---------   ---------
         Convertible Debentures             $     5.3   $     26.7   $       -   $       -   $     5.3   $    26.7

         Lines of credit                          4.7          1.4         1.7           -         6.4         1.4

         Mortgage notes payable                     -            -         7.6        43.3         7.6        43.3

         Capitalized interest                    (0.2)           -        (6.3)      (43.3)       (6.5)     (43.3)
                                            ----------  ----------   ----------  ----------  ----------  ---------
              Total                         $      9.8  $     28.1   $      3.0  $        -  $     12.8  $    28.1
                                            ==========  ==========   ==========  ==========  ==========  =========

Interest expense on the Convertible Debentures decreased $21.4 million or 80% to $5.3 million for the three months ended March 31, 1998 compared to $26.7 million for the same period in 1997. The decrease is primarily attributable to the conversion of 2014 Convertible Debentures to Class A Shares in the fourth quarter of 1997.

Interest expense on other obligations increased by $6.1 million from the first quarter of 1997 to the same period in 1998 mainly due to the increase in Security Capital's weighted-average line of credit balance outstanding ($216.8 million in 1998 and $53.3 million in 1997). In addition, Homestead had borrowings on its line of credit during the three months ended March 31, 1998. This line was not in existence during the same period in 1997.

General, Administrative and Other

General, administrative and other expenses increased by $0.4 million, or 3%, for the three months ended March 31, 1998, to $11.6 million from $11.2 million for the same period 1997. This increase results primarily from additional personnel and related costs.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 1998 and 1997 (33% and 56%, respectively) differs from the U.S. federal statutory tax rate (35%). The primary reasons for these differences are summarized as follows: benefits of net operating loss carryforwards of Homestead (1998 and 1997); valuation allowance applicable to Security Capital's net operating loss carryforward
(1997); and deferred tax assets of consolidated subsidiaries not benefited
(1997).

Preferred Share Dividends

On April 1, 1996, Security Capital issued 139,000 Series A Preferred Shares ($139.0 million) to a single investor. On May 12, 1998, Security Capital issued 257,642 Series B Preferred Shares ($257.6 million) in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Common Shares (See Note 5 to the Consolidated Financial Statements included herein). The Series A Preferred Shares carried a 7.5% preferential cash dividend rate, payable when and if authorized by the Board of Directors quarterly in arrears. Security Capital paid $2.6 million for the three months ended March 31, 1998 and 1997 and a dividend of $1,216,250 for the period from April 1, 1998 to May 12, 1998. The Series B Preferred Shares carry a 7.0% preferential cash dividend rate, payable when and if authorized by the Board of Directors, quarterly in arrears.


LIQUIDITY AND CAPITAL RESOURCES

   Overview

Security Capital's investment activities consist primarily of investment in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Services Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies which conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities primarily through the sale of stock and convertible securities and borrowings under its line of credit.

As of April 6, 1998 there was an increase in the available commitments under its wholly-owned subsidiary's line of credit to $700 million.

As a result of its financing activities, Security Capital has total assets of $4.3 billion, measured at fair value as of March 31, 1998, with only $690.0 million of outstanding debt. As described below, $323 million of such debt may be called for redemption (and if called, would likely be converted, based on current market prices) beginning in the first quarter of 1999. Management believes Security Capital may incur significant additional leverage, for investment purposes, while still retaining a conservative balance sheet.

Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies), the expected proceeds from a planned long-term debt offering and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and committed investments during 1998. Security Capital intends to finance its long-term business activities (including investments in new business initiatives and additional investments in existing affiliates) through its subsidiary's expanded line of credit, the exercise of outstanding Warrants as described below and future issuances of securities. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings. Security Capital does not guarantee the obligations of its operating affiliates.

Security Capital distributed Warrants to purchase $250 million of Class B Shares to the shareholders of SCI, PTR and ATLANTIC pursuant to the Mergers. The exercise price of a Warrant is $28 per Class B Share (compared to a market price of $30 per share as of May 11, 1998), although no assurance can be given that Warrants will be exercised. The Warrants will expire on September 18, 1998.

Security Capital's consolidated investee had the following financing activities:

o Homestead plans a development program for its extended-stay lodging properties which has been financed primarily through its funding commitment agreements with PTR and ATLANTIC; these agreements provided up to $199 million and $111 million, respectively, in financing, with a remaining commitment of $7.9 million and $5.1 million, respectively, as of March 31, 1998.

o In January 1998, Homestead completed a rights offering of common shares, realizing $154.2 million of net proceeds, and expects to issue additional equity in 1998.

Security Capital recorded investments of $307.6 million during the three months ended March 31, 1998 consisting primarily of (i) $125.6 million invested by Homestead for the development of extended-stay lodging properties; (ii) $5.4 million invested by Security Capital for common shares of SC-USREALTY; (iii) $2.9 million invested by SC-US and SC-E in publicly traded real estate securities; (iv) $37.5 million, $37.5 million and $25.0 million invested by Security Capital in common shares of SHC, convertible debt of SHC and common shares of SC-PG, respectively; and (v) $67.8 million advanced to SC-GR.

Security Capital obtained financing of $294.4 million during the three months ended March 31, 1998 primarily from (i) net proceeds from the lines of credit borrowings of $265.4 million; and (ii) proceeds from the sale of common stock to minority interest holders (Homestead) of $27.1 million.


Line of Credit

Security Capital

SC Realty, a wholly owned subsidiary of Security Capital, has a $700 million revolving line of credit with Wells Fargo, as agent for a syndicate of lenders. The line was increased from $400 million to $700 million on April 6, 1998. The agreement is effective through April 5, 2000, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. Borrowings bear interest at the LIBOR rate plus 1.00% to 1.25% per annum, depending upon the ratio of facility commitment amount to the aggregate value of pledged qualifying securities. Interest is payable monthly in arrears. Commitment fees range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line of credit is guaranteed by Security Capital and is secured by shares of PTR, SCI, ATLANTIC, SC-USREALTY and Homestead owned by SC Realty. Security Capital has commenced negotiations with the group of lenders to have the line become an unsecured line, but successful completion cannot be assured.

The line of credit contains a restricted payment covenant which prohibits dividends and distributions on SC Realty's capital stock in excess of 100% of SC Realty's cash flow available for distribution (as defined). Security Capital's guaranty of the line of credit also contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio and a cash flow/fixed charge coverage ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The guaranty also contains a restricted payments covenant. The covenant generally prohibits distributions, but provides, however, that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends during any period of four consecutive quarters in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series A Preferred Shares issued and outstanding and to the holders of any other securities into which the Series A Preferred Shares may be exchanged or converted. As of March 31, 1998, there was $367 million outstanding under this line of credit and Security Capital and SC Realty were in compliance with all financial covenants.

Homestead's secured revolving line of credit facility with Commerzbank AG ("CAG") entered into May 6, 1997 and amended August 25, 1997 provided for borrowings of up to $100 million, subject to collateral requirements. At March 31, 1998 borrowings under the revolving line totaled $71.2 million. The line required maintenance of certain financial covenants and restricted payment of dividends without lender approval. Homestead was in compliance with all such covenants as of March 31, 1998.

On April 24, 1998 Homestead renewed its existing revolving line of credit facility for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings will bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the Federal Funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, a commitment fee of 0.375% of the average unfunded balance will be owed. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.1 to 1 for the first quarter of 1998 (which Homestead was in compliance with), no less than 1.25 to 1 for the second quarter of 1998 and no less than
1.75 to 1 thereafter on a quarterly basis, and not allow stockholders equity to be less than $325 million. The covenants also restrict payment of dividends without lender approval.

On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $20 million is available for borrowings on a secured basis and $30 million is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998 or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5%. Covenants are identical to those under the $150 million credit facility.

In connection with the renewal and expansion of Homestead's line of credit, Security Capital has committed during the one-year term of the credit facilities to retain its ownership in Homestead common stock and to purchase Homestead common stock to fund, if necessary, capital needs of up to $150,000,000.

Mortgage Notes Payable

The Homestead convertible mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.


2016 Convertible Debentures

At March 31, 1998, Security Capital had approximately $323.0 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Shares at $1,153.90 per share (compared to a March 31, 1998, NYSE closing price of $1,540 per share) at the option of the holder at any time after September 18, 1998, the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On May 12, 1998, pursuant to an Exchange Agreement, dated as of May 7, 1998, Security Capital issued 257,642 shares of a new class of Series B Cumulative Convertible Redeemable Voting Preferred Stock, par value $0.1 per share (the "Series B Preferred Shares"), to Commerzbank Aktiengesellshaft, Grand Cayman Branch ("Commerzbank"), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Common Shares held by Commerzbank. Also pursuant to the Exchange Agreement, Security Capital paid a cash dividend to Commerzbank on all the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250. In addition, Security Capital entered into a Registration Rights Agreement with Commerzbank granting Commerzbank certain registration rights with respect to the Class B Common Shares into which the Series B Preferred Shares are convertible. The Series B Preferred Shares were issued to Commerzbank under an exemption from the registration requirements provided by
Section 4(2) of the Securities Act of 1933, as amended. The exchange of the Series A Preferred Shares and the Class B Common Shares for the Series A Preferred Shares was structured as a tax free recapitalization.

     The Series B Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $257,642,000 plus any accrued and unpaid dividends. The holder of the Series B Preferred Shares is entitled to voting rights equal to the number of Class B Common Shares into which the Series B Preferred Shares are convertible, on any amendments of Security Capital's charter or a merger of Security Capital, a sale of substantially all its assets or liquidation or dissolution, and one-half of such number of Class B Common Shares on all other matters submitted to a vote of the common shareholders. Each Series B Preferred Share is convertible, at the option of the holder at any time, into 25.641026 Class B Common Shares (a conversion price of $39.00 per share). The conversion price and the number of Class B shares into which the Series B Preferred Shares are convertible are subject to certain adjustments. The Series B Preferred Shares are initially convertible into a total of 6,606,205 Class B Common Shares. The holder of the Series A Preferred Shares will be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash distributions at the rate of 7.0% of the liquidation preference per annum (equivalent to $70.00 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

     The exchange of the Series B Preferred Shares, which are initially convertible into 6,606,205 Class B Common Shares, for the Series A Preferred Shares, which were convertible into 5,294,800 Class B Common Shares, and the 3,293,288 Class B Common Shares will result in 1,981,883 fewer Class B Common Shares outstanding on a fully converted basis.

     The exchange of the Series B Preferred Shares for the Series A Preferred Shares and 3,293,288 Class B Common Shares was based on the fair value of these securities at the date of the Exchange Agreement. For financial accounting purposes, the difference between the fair value of the Series B Preferred Shares issued ($257,642,000) less the sum of (a) the carrying value of the Series A Preferred Shares ($139,000,000) and (b) the fair value of the Class B Shares ($98,799,000) will be recorded as a dividend ($19,843,000) in Security Capital's second quarter financial statements.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  EXHIBITS

          3 Security Capital Articles Supplementary - Series B Cumulative Convertible Redeemable Voting Preferred Stock

        4.1 Exchange Agreement, dated as of May 7, 1998, between Security Capital and Commerzbank Aktiengesellschaft, Grand Cayman Branch.

        4.2 Registration Rights Agreement, dated as of May 7, 1998, between Security Capital and Commerzbank Aktiengesellschaft, Grand Cayman Branch.

       10.1 Second Amended and Restated Credit Agreement, dated as of April 6, 1998, by and among SC Realty Incorporated and the financial institutions identified therein and Wells Fargo Bank, National Association, as agent.

       10.2 Second Amended and Restated Pledge Agreement, dated as of April 6, 1998 by and between SC Realty Incoporated (the "Pledgor") and Wells Fargo Bank, National Association, successor to Wells Fargo Realty Advisors Funding, Incorporated, as Agent (the "Pledgee").

       10.3 Second Amended and Restated Guaranty, dated as of April 6, 1998, executed and delivered by Security Capital Group Incorporated in favor of Wells Fargo Bank, National Association, as agent.

       10.4 Amended and Restated Guarantor Pledge Agreement, dated as of April 6, 1998, by and between Security Capital group Incorporated and Wells Fargo Bank, National Association, as agent.

         15 Letter from Arthur Andersen LLP, dated May 12, 1998, regarding unaudited financial information.

         27       Financial Data Schedule

     (b) REPORTS ON FORM 8-K

              None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SECURITY CAPITAL GROUP INCORPORATED

                                            /s/    Paul E. Szurek
                                   ---------------------------------------
                                   Paul E. Szurek, Chief Financial Officer
                                         (Principal Financial Officer)



                                            /s/    Jayson C. Cyr
                                   ---------------------------------------
                                   Jayson C. Cyr, Vice President and
                                   Controller
                                         (Principal Accounting Officer)


Date: May 15, 1998