Form 10-Q
period 1998-06-30
SECURITY CAPITAL GROUP INC/
filed 1998-08-14
CIK 923687

================================================================================

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998


                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ________to________

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

The number of shares outstanding of the Registrant's common stock as of July 31,
                                   1998 was:

            Class A Common Shares, $.01 par value--1,526,607 shares Class B Common Shares, $.01 par value--45,440,862 shares

================================================================================

                      SECURITY CAPITAL GROUP INCORPORATED

                                     INDEX



                                                                        Page
                                                                      Number(s)
                                                                      ---------
PART I.  Financial Information

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets - June 30, 1998 (unaudited) and
           December 31, 1997..........................................    1

         Consolidated Statements of Operations - Three and Six months
           ended June 30, 1998 and 1997 (unaudited)...................    2

         Consolidated Statement of Shareholders' Equity - Six months
           ended June 30, 1998 (unaudited)............................    3

         Consolidated Statements of Cash Flows - Six months ended
           June 30, 1998 and 1997 (unaudited).........................   4-5

         Notes to Consolidated Financial Statements (unaudited).......  6-17


         Report of Independent Public Accountants.....................   18


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  19-29


PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds....................   30

Item 4.  Submission of Matters to a Vote of Security Holders..........   31

Item 6.  Exhibits and Reports on Form 8-K.............................   32

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                           June 30,    December 31,
                                                                             1998          1997
                                                                          ----------   ------------
                                                                          (unaudited)
                         ASSETS
                         ------
Investments, at equity:
   ProLogis Trust                                                         $  651,303     $  660,078
   Archstone Communities Trust                                               432,220        432,364
   Security Capital Atlantic Incorporated                                    394,803        399,210
   Security Capital U.S. Realty                                              887,285        909,581
   Security Capital Global Realty                                            192,988             --
   Strategic Hotel Capital Incorporated                                      372,610        196,694
   Security Capital Preferred Growth Incorporated                             85,037         60,821
                                                                          ----------     ----------
                                                                           3,016,246      2,658,748
                                                                          ----------     ----------
Real estate, less accumulated depreciation, held by
   Homestead Village Incorporated                                            961,766        709,229
Investments in publicly traded real estate securities, at market value       151,292        129,334
                                                                          ----------     ----------
         Total real estate investments                                     4,129,304      3,497,311
Cash and cash equivalents                                                     20,393         11,454
Other assets                                                                 146,686        105,474
                                                                          ----------     ----------
         Total assets                                                     $4,296,383     $3,614,239
                                                                          ==========     ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
   Lines of credit                                                        $  301,080     $  172,808
   Mortgage notes payable                                                    319,362        301,606
   Convertible debt                                                          323,024        323,024
   Long-term debt                                                            499,600             --
   Accounts payable and accrued expenses                                     101,562         73,543
   Deferred income taxes                                                      77,267         87,250
                                                                          ----------     ----------
         Total liabilities                                                 1,621,895        958,231

Minority interests                                                           140,620        107,135
Shareholders' Equity:
   Class A Shares, $.01 par value; 20,000,000 shares authorized;
      1,592,265 and 2,045,601 shares issued and outstanding in
      1998 and 1997, respectively                                                 16             20
   Class B Shares, $.01 par value; 229,861,000 shares authorized;
      42,140,884 and 22,627,541 shares issued and outstanding in
      1998 and 1997, respectively                                                421            226
   Series A Preferred Shares, $.01 par value; 139,000 shares
      issued and outstanding in 1997; stated liquidation
      preference of $1,000 per share                                              --        139,000
   Series B Preferred Shares, $.01 par value; 257,642 shares
      issued and outstanding in 1998; stated liquidation
      preference of $1,000 per share                                         257,642             --
   Additional paid-in capital                                              2,413,380      2,509,175
   Accumulated deficit                                                      (137,591)       (99,548)
                                                                          ----------     ----------
         Total shareholders' equity                                        2,533,868      2,548,873
                                                                          ----------     ----------
         Total liabilities and shareholders' equity                       $4,296,383     $3,614,239
                                                                          ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                       Three Months Ended    Six Months Ended
                                                             June 30,            June 30,
                                                       ------------------    -----------------
                                                         1998      1997        1998     1997
                                                       --------  --------    -------- --------
INCOME:
Equity in earnings (loss) of:
   ProLogis Trust                                      $  9,633   $10,149   $ 21,332  $ 17,659
   Archstone Communities Trust                            7,489    10,702     20,723    25,326
   Security Capital Atlantic Incorporated                 7,135     6,177     14,676    11,964
   Security Capital U.S. Realty                         (35,985)   18,197    (53,935)   35,098
   Security Capital Global Realty                        (1,359)       --     (1,359)       --
   Strategic Hotel Capital Incorporated                     249        --        916        --
   Security Capital Preferred Growth
      Incorporated                                          172        --        630        --
Services Division revenues from related parties          30,522    30,664     48,309    57,943
Homestead Village room revenue                           34,067    13,547     61,238    24,499
Increase (decrease) in appreciation of
   investments                                           (8,545)    3,532     (9,379)    3,361
Other income, net                                         6,218     1,573     12,876     2,861
                                                       --------   -------   --------  --------
                                                         49,596    94,541    116,027   178,711
                                                       --------   -------   --------  --------
EXPENSES:
Services Division expenses                               19,299    34,824     31,646    56,148
Homestead Village rental expenses                        14,045     5,739     26,298    10,378
Interest expense                                         17,292    29,171     30,091    57,248
General, administrative and other                        15,103    11,175     26,663    23,617
Depreciation and amortization                             8,001     3,448     14,848     6,143
                                                       --------   -------   --------  --------
                                                         73,740    84,357    129,546   153,534
                                                       --------   -------   --------  --------
Earnings (loss) before income taxes and
   minority interests                                   (24,144)   10,184    (13,519)   25,177
Provision for income taxes:
   Current                                                4,687        --      7,385        --
   Deferred                                             (10,818)    7,778     (9,983)   16,223
                                                       --------   -------   --------  --------
   Total income tax expense (benefit)                    (6,131)    7,778     (2,598)   16,223
                                                       --------   -------   --------  --------
Minority interests in net earnings of subsidiaries          593       780      1,052     1,373
                                                       --------   -------   --------  --------
Net earnings (loss)                                     (18,606)    1,626    (11,973)    7,581
Less Preferred Share dividends                           23,464     2,607     26,070     5,213
                                                       --------   -------   --------  --------
   Net earnings (loss) attributable to
    common shares                                      $(42,070)  $  (981)  $(38,043) $  2,368
                                                       ========   =======   ========  ========

Weighted-average Class B Shares outstanding
   Basic                                                121,569    64,853    122,454    63,099
                                                       ========   =======   ========  ========
   Diluted                                              121,569    64,853    122,454    67,767
                                                       ========   =======   ========  ========
Per share net earnings (loss) attributable to
   common shares:
   Basic                                               $  (0.35)  $ (0.02)  $  (0.31) $   0.04
                                                       ========   =======   ========  ========
   Diluted                                             $  (0.35)  $ (0.02)  $  (0.31) $   0.03
                                                       ========   =======   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1998
                         (In thousands, except shares)
                                  (Unaudited)

                                          Common Stock
                          ----------------------------------------------
                                  Class A                Class B          Preferred Stock at
                          ----------------------  ----------------------   Liquidation Value  Additional                  Total
                            Shares     Shares at     Shares    Shares at  ------------------   Paid-in    Accumulated  Shareholders'
                          Outstanding  Par Value  Outstanding  Par Value  Series A  Series B   Capital      Deficit       Equity
                          -----------  ---------  -----------  ---------  --------  --------  ----------  -----------  ------------

Balances at December 31,
 1997                      2,045,601    $20.455    22,627,541   $226.275  $ 139,000 $     --  $2,509,175   $ (99,548)    $2,548,873
 Conversion of Class A
  Shares to Class B Shares  (455,585)    (4.555)   22,779,191    227.792         --       --        (223)         --             --
 Exercise of stock options
  and warrants                   673      0.007        30,792      0.308         --       --       1,256          --          1,257
 Issuance of Series B
  Preferred Shares                --         --    (3,296,640)   (32.966)  (139,000) 257,642     (98,766)    (19,843)            --
 Repurchase of Class A
  Shares                        (317)    (0.003)           --         --         --       --        (404)         --           (404)
 Issuance of Class A Shares    1,893      0.019            --         --         --       --       2,514          --          2,514
 Cost of raising capital          --         --            --         --         --       --        (172)         --           (172)
 Net loss                         --         --            --         --         --       --          --     (11,973)       (11,973)
 Preferred Share dividends        --         --            --         --         --       --          --      (6,227)        (6,227)
                           ---------    -------    ----------   --------  --------- --------  ----------   ---------     ----------
Balances at June 30, 1998  1,592,265    $15.923    42,140,884   $421.409  $      -- $257,642  $2,413,380   $(137,591)    $2,533,868
                           =========    =======    ==========   ========  ========= ========  ==========   =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                   ---------------------
                                                                      Six Months Ended
                                                                          June 30,
                                                                   ---------------------
                                                                      1998        1997
                                                                   ---------   ---------
Operating Activities:
   Net earnings (loss)                                             $ (11,973)  $   7,581
   Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
      Deferred income tax expense (benefit)                           (9,983)     16,223
      Minority interests                                               1,052       1,373
      Equity in earnings of unconsolidated investees                  (2,983)    (90,047)
      Distributions from unconsolidated investees                     71,471      49,257
      Change in unrealized appreciation of investments                 9,379      (5,510)
      Depreciation and amortization                                   14,848       6,143
      Other                                                            1,926      15,817
   Increase in other assets                                          (22,672)     (9,734)
   Increase in accrued interest on convertible debt                       --       7,747
   Increase (decrease) in accounts payable and accrued expenses       22,847      (3,720)
                                                                   ---------   ---------
      Net cash flows provided (used) by operating activities          73,912      (4,870)
                                                                   ---------   ---------
Investing Activities:
   Real estate investments                                          (260,196)   (131,199)
   Investment in shares of:
      Security Capital U.S. Realty                                   (31,639)    (74,852)
      Security Capital Global Realty                                (123,575)         --
      Strategic Hotel Capital Incorporated                           (87,500)    (22,642)
      Security Capital Preferred Growth Incorporated                 (25,000)     (5,000)
   Purchases of publicly traded real estate securities, net           (7,276)    (90,073)
   Purchase of Strategic Hotel Capital Incorporated
      convertible debt                                               (87,500)         --
   Purchase of Homestead Village Incorporated warrants                    --     (18,654)
   Advances on notes receivable from affiliate                       (70,300)         --
   Other                                                             (29,008)    (19,281)
                                                                   ---------   ---------
      Net cash flows used in investing activities                  $(721,994)  $(361,701)
                                                                   ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                 (In thousands)
                                  (Unaudited)

                                                                          ---------------------
                                                                            Six months ended
                                                                                June 30,
                                                                          ---------------------
                                                                            1998         1997
                                                                          ---------   ---------
Financing Activities:
   Proceeds from lines of credit                                          $ 785,772   $ 261,000
   Payments on lines of credit                                             (657,500)   (187,500)
   Proceeds from long-term debt offering                                    499,600          --
   Proceeds from mortgage notes payable                                      17,014      93,250
   Proceeds from issuance of convertible debt                                    --      98,097
   Proceeds from issuance of common shares, net of expenses                   3,599     102,180
   Proceeds from issuance of common shares to minority interest
      holders                                                                33,485         516
   Preferred dividends paid                                                  (6,227)     (5,213)
   Debt issuance costs                                                      (18,164)       (630)
   Other                                                                       (558)       (807)
                                                                          ---------   ---------
      Net cash flows provided by financing activities                       657,021     360,893
                                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents                          8,939      (5,678)
Cash and cash equivalents, beginning of period                               11,454      19,323
                                                                          ---------   ---------
Cash and cash equivalents, end of period                                  $  20,393   $  13,645
                                                                          =========   =========

Non-Cash Financing Activities:
   Receipt of Security Capital Global Realty
     shares in satisfaction of indebtedness                               $  70,772   $      --
                                                                          =========   =========

   Issuance of Series B Preferred Shares:

     Series B Preferred Shares issued                                     $ 257,642   $      --
     Series A Preferred Shares retired                                     (139,000)         --
     Fair value of Class B Common Shares retired                            (98,799)         --
     Series A Preferred dividend recorded                                   (19,843)         --
                                                                          ---------   ---------
                                                                          $      --   $      --
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

The consolidated financial statements of Security Capital as of June 30, 1998, are unaudited and, pursuant to the rules of the Securities and Exchange Commission (SEC), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1997 audited consolidated financial statements contained in Security Capital's 1997 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1997 consolidated financial statements and notes to consolidated financial statements for the interim periods presented in order to conform to the 1998 presentation. The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(2)  REAL ESTATE INVESTMENTS

Security Capital holds investments at June 30, 1998, through its wholly-owned subsidiary, SC Realty Incorporated (SC Realty), as follows:



                                                                         % Ownership as of             Security Capital
                                                                     -------------------------      $'s Invested for the
                                                                     June 30,     December 31,         Six Months Ended
     Investment                                  Type of Entity        1998         1997                June 30, 1998
----------------------------------            --------------------   ---------    ------------      --------------------

ProLogis Trust--formerly Security             Industrial REIT            40.6%        42.5%         $                 --
   Capital Industrial Trust (PROLOGIS)

Archstone Communities Trust--                 Multi-family REIT          32.3%        33.1%(a)                        --
   formerly Security Capital Pacific Trust
   (ARCHSTONE)

Security Capital Atlantic Incorporated        Multi-family REIT          49.9%        49.9%(a)                        --
   (ATLANTIC)

Security Capital U.S. Realty                  U.S. real estate           34.3%        32.9%                   31,639,000
   (SC-USREALTY)                              investments

Security Capital Global Realty                Global real estate         34.6%          --(b)                194,347,000
   (SC-GR)                                    investments

Homestead Village Incorporated                Extended-stay lodging      69.8%        65.0%                  129,108,000
   (Homestead)

Security Capital U.S. Real Estate             U.S. real estate           93.4%        98.3%                           --
   Shares (SC-US)                             investment fund

Strategic Hotel Capital Incorporated          Upscale hotels             31.2%        39.5%                  175,000,000
   (SHC)

Security Capital Preferred Growth             Preferred stock            12.8%        12.9%                   25,000,000
  Incorporated (SC-PG)                        investments in real
                                              estate companies

Security Capital European Real Estate         Europe real estate          100%         100%                           --
  Shares (SC-E)                               investment fund

(a) In July 1998 ARCHSTONE and ATLANTIC consummated their merger. Pursuant to the merger transaction, ATLANTIC was merged with and into ARCHSTONE, which continues its existence under the name "Archstone Communities Trust" (ARCHSTONE) and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the merger, each outstanding ATLANTIC common share was converted into the right to receive one ARCHSTONE common share and each outstanding ATLANTIC Series A preferred share was converted into the right to receive one comparable ARCHSTONE Series C preferred share. Upon consummation of the merger, Security Capital owned approximately 38.2% of ARCHSTONE's common shares and continues to be ARCHSTONE's largest shareholder.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(b) SC-GR is a newly formed European based company that will own strategic control positions in fully integrated real estate operating companies mainly in Europe or the Asia-Pacific region. In April 1998 SC-GR completed a $1,500,000,000 equity subscription offering, of which Security Capital and its subsidiaries subscribed for $518,258,000 of common shares. Security Capital accounts for its investment in SC-GR by the equity method.

Security Capital received dividends from its investees for the three and six months ended June 30, 1998 and 1997 as follows (in thousands):


                  Three months ended       Six months ended
                       June 30,                June 30,
                  ------------------      ------------------
                    1998       1997         1998      1997
                  --------    ------      --------  --------
     PROLOGIS      $15,884   $11,526       $30,107   $23,051
     ARCHSTONE      10,433     8,903        20,867    17,804
     ATLANTIC        9,542     8,402        19,083    16,806
     SC-US             964     2,488         4,728     2,488
     SC-PG             867        --         1,414        --
                   -------   -------       -------   -------
                   $37,690   $31,319       $76,199   $60,149
                   =======   =======       =======   =======

Presented below is the summary earnings information for Security Capital's equity investees for the six months ended June 30, 1998 and 1997 (in thousands):


                                            PROLOGIS             ARCHSTONE             ATLANTIC         SHC
                                      --------------------  --------------------  ------------------  --------
                                         1998       1997      1998       1997       1998      1997      1998
                                      ----------  --------  --------  ----------  --------  --------  --------
Rental, room revenue and other
  income, net                         $ 176,518   $148,669  $193,787   $169,674   $101,061   $81,912  $217,039
Expenses                                105,471     89,389   136,440    126,333     74,436    60,163   210,566
                                      ---------   --------  --------   --------   --------   -------  --------
Net earnings before minority
  interest                               71,047     59,280    57,347     43,341     26,625    21,749     6,473
Minority interest share of
 net earnings                             2,054      1,835        --         --        450        --     3,937
                                      ---------   --------  --------   --------   --------   -------  --------
Net earnings from operations             68,993     57,445    57,347     43,341     26,175    21,749     2,536
Gain on disposition of
  depreciated real estate                 4,278         --    15,484     37,207      5,360       259        --
                                      ---------   --------  --------   --------   --------   -------  --------
Net earnings                             73,271     57,445    72,831     80,548     31,535    22,008     2,536
Less Preferred Share
 dividends                               21,874     17,659     9,469      9,840      2,156        --        --
                                      ---------   --------  --------   --------   --------   -------  --------
Net earnings attributable
   to common shares                   $  51,397   $ 39,786  $ 63,362   $ 70,708   $ 29,379   $22,008  $  2,536
                                      =========   ========  ========   ========   ========   =======  ========

Security Capital share of net
  earnings                            $  21,332   $ 17,659  $ 20,723   $ 25,326   $ 14,676   $11,964  $    916
                                      =========   ========  ========   ========   ========   =======  ========


                                                               SC-USREALTY         SC-GR      SC-PG
                                                          --------------------    --------  ----------
                                                            1998        1997        1998       1998
                                                          ---------   --------    --------  ----------
Net investment income                                     $  41,107   $ 26,344    $(3,941)  $  15,369
Realized gains on publicly traded investments                30,562     13,620         --          --
Increase (decrease) in appreciation of investments         (212,905)    66,200         --   $ (10,464)
Elimination of a related party transaction                  (20,426)        --         --          --
                                                          ---------   --------    --------  ---------
Adjusted net earnings (loss)                              $(161,662)  $106,164    $(3,941)  $   4,905
                                                          =========   ========    =======   =========

Security Capital share of adjusted net earnings (loss)    $ (53,935)  $ 35,098    $(1,359)  $     630
                                                          =========   ========    =======   =========

                                       8

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


A condensed consolidating balance sheet of Security Capital as of June 30, 1998, follows (in thousands):


                                                                                      SC-US
                                              Security Capital (a)  Homestead (b)  and SC-E (b)  Consolidated (c)
                                              --------------------  -------------  ------------  ----------------
Investments, at equity                                 $3,512,285     $       --      $     --        $3,016,246
Net real estate investments                                    --        968,034            --           961,766
Investments in publicly traded real estate
  securities, at market value                              25,070             --       126,222           151,292
Cash and other assets                                     106,694         85,637         3,745           167,079
                                                       ----------     ----------      --------        ----------
      Total assets                                     $3,644,049     $1,053,671      $129,967        $4,296,383
                                                       ==========     ==========      ========        ==========

Lines of credit                                        $  123,000     $  178,080      $     --        $  301,080
Long-term debt                                            822,624        319,362            --         1,141,986
Other liabilities                                         130,865         64,166         2,265           178,829
                                                       ----------     ----------      --------        ----------
      Total liabilities                                 1,076,489        561,608         2,265         1,621,895
Minority interests                                             --             --            --           140,620
Shareholders' equity                                    2,567,560        492,063       127,702         2,533,868
                                                       ----------     ----------      --------        ----------
      Total liabilities and
         shareholders' equity                          $3,644,049     $1,053,671      $129,967        $4,296,383
                                                       ==========     ==========      ========        ==========

----------------
(a)  Includes Homestead, SC-US and SC-E on the equity method.
(b)  Reflects the carrying amount prior to elimination entries.
(c)  Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


A condensed consolidating statement of operations for Security Capital for the six months ended June 30, 1998, follows (in thousands):



                                                                                   SC-US
                                           Security Capital (a)   Homestead (b)  and SC-E (b)  Consolidated (c)
                                           --------------------   -------------  ------------  ----------------

Equity in earnings of investees                    $  1,186           $    --       $    --          $  2,983
Services Division revenues from
   related parties                                   51,162                --            --            48,309
Room revenue                                             --            61,238            --            61,238
Other income                                          8,195             1,121        (4,639)            3,497
                                                   --------           -------       -------          --------
                                                     60,543            62,359        (4,639)          116,027
                                                   --------           -------       -------          --------
Services Division expenses                           31,646                --            --            31,646
Rental expenses                                          --            26,298            --            26,298
Interest expense                                     22,986             7,119            --            30,091
General, administrative and other                    17,635            10,021           872            26,663
Depreciation and amortization                         1,833            13,859            --            14,848
                                                   --------           -------       -------          --------
                                                     74,100            57,297           872           129,546
                                                   --------           -------       -------          --------
Earnings (loss) before income taxes and
 minority interests                                 (13,557)            5,062        (5,511)          (13,519)
Income tax benefit                                   (2,598)               --            --            (2,598)
Minority interests                                       --                --            --             1,052
                                                   --------           -------       -------          --------
Net earnings (loss)                                 (10,959)            5,062        (5,511)          (11,973)
Less Preferred Share dividends                       26,070                --            --            26,070
                                                   --------           -------       -------          --------
Net earnings (loss) attributable to
 common shares                                     $(37,029)          $ 5,062       $(5,511)         $(38,043)
                                                   ========           =======       =======          ========

(a)  Includes Homestead, SC-US and SC-E on the equity method.
(b)  Reflects the carrying amount prior to elimination entries.
(c)  Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(3) SERVICES DIVISION REVENUES FROM RELATED PARTIES

Services Division fees for the six months ended June 30, 1998 and 1997 were earned from the following sources (in thousands):


                                                 1998      1997
                                               --------  --------
REIT management fees                           $    --   $28,386
Property management fees                            --    16,425
Global Capital Management Group fees            21,581    10,554
Financial Services Group fees                   29,008     3,312
Real Estate Research fees                          573       346
                                               -------   -------
   Total Services Division revenues             51,162    59,023
   Less amounts eliminated in consolidation     (2,853)   (1,080)
                                               -------   -------
Consolidated Services Division revenues        $48,309   $57,943
                                               =======   =======

(4) INDEBTEDNESS

Lines of Credit:

Borrowings outstanding on Security Capital's and Homestead's revolving bank lines of credit at June 30, 1998, totaled $123,000,000 and $178,080,000, respectively.

Security Capital has a $650,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association, (Wells Fargo), as agent for a group of lenders. The agreement is effective through April 6, 2000, with an option to renew for successive one-year periods with the approval of lenders. Borrowings bear interest at the LIBOR rate plus a margin (1.00% as of June 30, 1998) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%).

Commitment fees range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty which is a wholly owned subsidiary of Security Capital.

The line of credit limits distributions to 50% of Security Capital's cash flow available for distribution and dividends paid on Security Capital's 257,642 Series B Convertible Redeemable Voting Preferred Stock (Series B Preferred Shares), if no event of default has occurred and is continuing. During a non-monetary default, no such payments other than dividends paid on Security Capital's Series B Preferred Shares shall be permitted. In the event of a monetary default, all distributions would be prohibited.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Homestead's lines of credit as of June 30, 1998, are summarized as follows:


                                                                              Fee on average
      Amount               Maturity              Interest rate range        unfunded balances        Collateral
-----------------     -----------------    ------------------------------  ------------------  -----------------------
   $  150,000,000     April 24, 1999       Eurodollar rate plus 1.5% to          0.375%        Real estate
                                           2.5% or the higher of prime
                                           plus 0.5% to 1.5% or the
                                           federal funds rate plus 1% to
                                           2%

   $   50,000,000     April 24, 1999       Eurodollar rate plus 2.75%              0.5%        $30,000,000 unsecured
                                           or the higher of prime                              until September 30,
                                           plus 1.75% or the Federal                           1998/$20,000,000
                                           Funds rate plus 2.25%                               secured by real estate

   $  200,000,000     February 23, 1999    Eurodollar rate plus 1%                0.25%        Subscription receivable
                                           to 1.25% or prime to prime                          from Security Capital
                                           plus 0.25%                                          for $200,000,000 of
                                                                                               convertible sub-
                                                                                               ordinated debentures

Each line of credit requires maintenance of certain financial covenants. Security Capital, SC Realty and Homestead were in compliance with all such covenants at June 30, 1998.

Senior Unsecured Notes:

On June 23, 1998, Security Capital issued the following long-term debt, all of which was outstanding as of June 30, 1998 (in thousands):


     6.95% Senior Unsecured Notes, due June 15, 2005, original
     principal of $200,000,000, net of original issue discount.
     Interest is payable on June 15 and December 15 of each
     year, commencing December 15, 1998.                               $ 199,787

     7.15% Senior Unsecured Notes, due June 15, 2007, original
     principal of $100,000,000, net of original issue discount.
     Interest is payable on June 15 and December 15 of each
     year, commencing December 15, 1998.                                  99,813

     7.70% Senior Unsecured Notes, due June 15, 2028, original
     principal of $200,000,000.  Interest is payable on June 15
     and December 15 of each year, commencing December 15, 1998.         200,000
                                                                       ---------
                                                                       $ 499,600
                                                                       =========

All of the foregoing Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Under the terms of the indenture, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indenture, does not exceed 50%, and
(ii) the fixed charge coverage ratio, as defined in the indenture, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indenture, to be less than $1,500,000,000. At June 30, 1998, Security Capital was in compliance with all debt covenants contained in the Indenture.

Homestead Convertible Mortgage Notes Payable:

On July 6, 1998 Homestead entered into a mortgage loan purchase agreement with ATLANTIC and Merrill Lynch Mortgage Capital Inc. (MLMC) whereby the $98,000,000 of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21,400,000 from Homestead to ATLANTIC. Homestead funded the payment with the proceeds received from the sale of $24,000,000 of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold such amended notes to MLMC for $98,000,000. On August 7, 1998, Homestead converted the $98,000,000 of mortgage notes and the $24,000,000 of 7.5% convertible subordinated debentures into a $122,000,000 mortgage of a newly formed special purpose subsidiary of Homestead. The $122,000,000 mortgage note matures June 30, 1999 and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter, with options to extend.

The transaction results in an extinguishment of debt measured as the difference between the $98,000,000 carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt approximates $25,000,000 and will be recorded as an extraordinary item in the third quarter of 1998.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Interest:

Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the three and six months ended June 30, 1998 and 1997 (in thousands).


                                            Three Months Ended June 30,  Six Months Ended June 30,
                                            ---------------------------  -------------------------
                                                1998           1997          1998         1997
                                            -------------  ------------  -------------  ----------

Total interest incurred                           $24,945       $38,298        $44,248    $109,698
                                                  =======       =======        =======    ========

Capitalized interest included in total
  interest incurred                               $ 7,653       $ 9,127        $14,157    $ 52,450
                                                  =======       =======        =======    ========

Interest paid in cash                             $30,799       $48,958        $34,065    $ 50,517
                                                  =======       =======        =======    ========

Amortization of deferred financing costs
  included in interest expense                    $ 1,535       $   783        $ 2,799    $  1,425
                                                  =======       =======        =======    ========

(5) SHAREHOLDERS' EQUITY

Conversion of Shares:

As of January 1, 1998, at the option of the holder, each share of Class A common stock, par value $.01 per share (Class A Common Shares), can be converted into 50 shares of Class B common stock, par value $.01 per share (Class B Common Shares). Class B Common Shares are not convertible into Class A Common Shares. As of June 30, 1998, 455,585 Class A Common Shares have been converted into 22,779,191 Class B Common Shares.

Warrants:

Security Capital issued registered warrants to acquire $250,000,000 of Class B Common shares (8,928,572 warrants) to the common and convertible preferred shareholders of PROLOGIS, ARCHSTONE and ATLANTIC, and limited partnership unit holders of PROLOGIS as of September 16, 1997. The exercise price of a warrant is $28 per Class B Common Share, and the warrants will expire on September 18, 1998. As of June 30, 1998, 88,623 warrants have been exercised.

Series B Preferred Shares:

On May 12, 1998, Security Capital issued 257,642 shares of Series B Preferred Shares, par value $.01 per share to Commerzbank Aktiengesellshaft, (Commerzbank), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Common Shares held by Commerzbank. Security Capital also paid a cash dividend to Commerzbank on the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Series B Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $257,642,000 plus any accrued and unpaid dividends. Subject to certain adjustments, each Series B Preferred Share is convertible, at the option of the holder at any time, into 25.641026 Class B Common Shares (a conversion price of $39.00 per share). The Series B Preferred Shares are initially convertible into a total of 6,606,205 Class B Common Shares. The Series B Preferred Shares are entitled to receive cumulative preferential cash distributions at the rate of 7.0% per annum. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

The exchange of the Series B Preferred Shares for the Series A Preferred Shares and 3,293,288 Class B Common Shares was based on the fair value of these securities at the date of the Exchange Agreement. For financial accounting purposes, the fair value of the Series B Preferred Shares issued ($257,642,000) less the sum of (a) the carrying value of the Series A Preferred Shares ($139,000,000) and (b) the fair value of the Class B Shares ($98,799,000) was recorded as a dividend ($19,843,000).

Per Share Data:

Security Capital adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. Previously reported earnings per share data have been restated to conform to SFAS No. 128.

The following is a reconciliation of the denominators used to calculate basic and diluted earnings per Class B Common Share under SFAS No. 128 for the periods indicated (in thousands, except per common share amounts):


                                                          Three months ended     Six months ended
                                                                June 30,             June 30,
                                                         --------------------   ------------------
                                                           1998        1997       1998      1997
                                                         ========    ========   ========  ========

Net income (loss) attributable to Common Shares          $(42,070)   $   (981)  $(38,043) $  2,368
                                                         ========    =========  ========  ========
Weighted-average Class B Common Shares
 outstanding - Basic                                      121,569      64,853    122,454    63,099
   Increase in shares which would result from:
      Exercise of options                                      --          --         --     4,688
                                                         --------    --------   --------  --------
   Adjusted weighted-average Class B Common Shares
    outstanding - Diluted                                 121,569      64,853    122,454    67,767
                                                         ========    ========   ========  ========
   Per share net earnings (loss) attributable to Class B
    Common Shares:
      Basic                                              $  (0.35)   $  (0.02)  $  (0.31) $   0.04
                                                         ========    ========   ========  ========
      Diluted                                            $  (0.35)   $  (0.02)  $  (0.31) $   0.03
                                                         ========    ========   ========  ========

For all periods, the 2016 Convertible Debentures and the Series B Preferred Shares are not assumed converted for the purpose of calculating diluted earnings per Class B Common Share as the effect is anti-dilutive, and for loss periods the conversion of options and warrants is not assumed as the effect is anti-dilutive.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(6)  DERIVATIVE FINANCIAL INSTRUMENTS

Security Capital has only limited involvement with derivative financial instruments and does not use them for trading purposes. Security Capital uses derivatives to manage well-defined risk associated with interest rate fluctuations on anticipated transactions.

In May 1998, in anticipation of the June 1998 debt offering (see Note 4), Security Capital entered into the following forward treasury lock transactions:


           Trade Date     Reference Treasury   Notional Amount
          ------------   --------------------  ---------------
          May 22, 1998    6.125% of Nov. 2027    $187,500,000
          May 22, 1998    6.5% of May 2005         75,000,000
          May 26, 1998    5.625% of May 2008      112,500,000
                                                 ------------
                                                 $375,000,000
                                                 ============

These contracts were terminated on June 18, 1998, resulting in deferred losses totaling $9,500,000. These losses are being amortized into interest expense over the life of the related Senior Unsecured Notes which have a weighted average maturity of 16.6 years. As of June 30, 1998, Security Capital has no derivative financial contracts outstanding.


(7)  COMMITMENTS AND CONTINGENCIES

Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-GR (see Note 2). As of June 30, 1998, $194,300,000 had been funded by Security Capital.

At June 30, 1998, Homestead had approximately $153,000,000 of unfunded commitments for developments under construction.

In connection with a line of credit agreement entered into by Homestead in June 1998, Security Capital committed, during the eight month term of the line of credit, to retain its ownership of Homestead common shares and to purchase up to $200,000,000 of subordinated convertible debentures of Homestead under certain circumstances (which amount may be reduced if Security Capital purchases other Homestead securities). Homestead has pledged this investment obligation of Security Capital as security under Homestead's June 1998 line of credit.


(8)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented for fiscal quarters beginning after June 15, 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Security Capital has not yet quantified the impacts of adopting Statement 133

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

on its financial statements and has not determined the timing of or method of our adoption of Statement 133.

In April 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" establishing accounting standards requiring the expensing of organizational, pre-opening, and start-up costs. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of financial statements for earlier periods is prohibited. Upon adoption, any material unamortized organizational, pre-opening and start-up costs will be required to be written off and charged to 1999 operations as a cumulative effect of adoption of an accounting standard. Security Capital and its subsidiaries are in the process of evaluating SOP 98-5 and will adopt the standard in the first quarter of its 1999 fiscal year. The impact of adoption of SOP 98-5 on Security Capital's results of operation and financial position has not been quantified.

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of June 30, 1998, and the related consolidated statements of operations for the three and six-month periods ended June 30, 1998 and 1997, the consolidated statement of shareholders' equity for the six-month period ended June 30, 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust, Security Capital Atlantic Incorporated and Homestead Village Incorporated (June 30, 1997), whose total assets represent 19.2% of the total assets of Security Capital Group Incorporated and subsidiaries as of June 30, 1998 and whose income represent 20.7% and 34.6% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the six-month periods ended June 30, 1998 and 1997, respectively.

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

Chicago, Illinois
August 14, 1998

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


Overview

Security Capital is a real estate research, investment and operating management company. Security Capital obtains income from four sources: (1) the Capital Division's share of earnings in its investees; (2) Global Capital Management Group revenues; (3) Financial Services Group revenues consisting of accounting and administrative services fees and capital markets fees; and (4) Real Estate Research Group revenues. Revenues from the Global Capital Management Group, the Financial Services Group and the Real Estate Research Group are all included in the Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Services Division revenues earned from consolidated investees (Homestead, Security Capital U.S. Real Estate Shares and Security Capital European Real Estate Shares) are eliminated in Security Capital's consolidated financial statements.


Results of Operations

Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997

Sale of REIT and Property Managers

Prior to September 1997, certain Security Capital Services Division subsidiaries managed the operations (REIT Managers) of and provided property management services (Property Managers) to various REITs (PROLOGIS, ARCHSTONE and ATLANTIC) in which the Capital Division was the principal owner. Effective September 9, 1997, Security Capital exchanged the REIT and Property Managers for additional shares of PROLOGIS (3,692,024 shares), ARCHSTONE (3,295,533 shares) and ATLANTIC (2,306,591 shares).

ARCHSTONE and ATLANTIC Merger

In July 1998 ARCHSTONE and ATLANTIC consummated their merger. Pursuant to the merger transaction, ATLANTIC was merged with and into ARCHSTONE, which continues its existence under the name "Archstone Communities Trust" (ARCHSTONE) and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the merger, each outstanding ATLANTIC common share was converted into the right to receive one ARCHSTONE common share and each outstanding ATLANTIC Series A preferred share was converted into the right to receive one comparable ARCHSTONE Series C preferred share. Upon consummation of the merger, Security Capital owned approximately 38.2% of ARCHSTONE's common shares and continues to be ARCHSTONE's largest shareholder.

Capital Division Investments

  Dividends Received

Security Capital's dividends received increased 20% and 27% for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increase results primarily from (a) the purchase of additional shares in PROLOGIS and SC-US; (b) additional shares received from PROLOGIS, ARCHSTONE and ATLANTIC in the mergers; and (c) an increase in the per share dividend rates of its investees.

  Equity in Earnings of Investees

Security Capital includes in its earnings its share of the earnings of its investees, SC-USREALTY, SC-US and SC-E, who, in accordance with generally accepted accounting principles, include unrealized gains or losses on their investments in their earnings. This component of earnings or loss fluctuates with changes in the prevailing market prices for the shares of the real estate companies in which they invest. This does not have an impact on cash flow, but the general declines in real estate security prices during 1998 has had a significant adverse impact on Security Capital's equity in earnings of its investees.

Presented below is Security Capital's equity in earnings (loss) of affiliates for the three and six months ended June 30, 1998 and 1997, and Security Capital's common share ownership interest in affiliates as of June 30, 1998 and 1997 ($'s in millions):


                      Equity in Earnings (loss)             % Ownership
                 --------------------------------------   ---------------
                 Three Months Ended    Six Months Ended
                      June 30,             June 30,           June 30,
                 ------------------   -----------------   ---------------
                  1998        1997     1998       1997     1998     1997
                 -------     ------   ------     ------   ------   ------
  PROLOGIS       $  9.6       $10.1    $21.3      $17.7    40.6%    44.1%
  ARCHSTONE         7.5        10.7     20.7       25.3    32.3%    34.5%
  ATLANTIC          7.1         6.2     14.7       11.9    49.9%    51.3%
  SC-USREALTY     (36.0)       18.2    (53.9)      35.1    34.3%    31.8%
  SC-GR            (1.3)         --     (1.3)        --    34.6%      --
  SHC                .2          --       .9         --    31.2%    49.7%
  SC-PG              .2          --       .6         --    12.8%    20.8%
                 ------       -----    -----      -----
                 $(12.7)      $45.2    $ 3.0      $90.0
                 ======       =====    =====      =====

The increase in Security Capital's equity in PROLOGIS' earnings for the six months ended June 30, 1998, is primarily due to an increase in distribution space owned and leased by PROLOGIS (97.3 million square feet at June 30, 1998, compared to 85.3 million square feet at June 30, 1997) and increased rental rates on renewal leases for previously occupied space and an overall decrease in operating and general and administrative expenses. The decrease in Security Capital's equity in PROLOGIS' earnings for the three months ended June 30, 1998, is primarily due to increased depreciation expense, preferred share dividends and weighted average common shares outstanding.

The decrease in Security Capital's equity in ARCHSTONE's earnings, for the three and six months ended June 30, 1998, compared to the same periods in 1997, is due to a decrease in gains on dispositions of real estate, partially offset by an increase in net operating income primarily due to an increase in operating units and a decrease in general and administrative expenses.

The increase in Security Capital's equity in ATLANTIC's earnings, for the three and six months ended June 30, 1998, compared to the same periods in 1997, is primarily related to an increase in net operating income due to an increase in operating units and a decrease in general and administrative expenses.

The decrease in Security Capital's share of SC-USREALTY's earnings for the three and six months ended June 30, 1998, compared to the same periods in 1997, is primarily due to a decrease in unrealized appreciation of investments ($120.1 million for the second quarter and $212.9 million for the first six months of 1998) due to the declines in the market value of REIT stocks generally, including those owned by SC-USREALTY. SC-USREALTY's realized gains on special opportunity investments increased by $9.0 million for the second quarter of 1998 and $16.9 million for the first six months of 1998 compared to the same periods in 1997. In addition, SC-USREALTY's net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) increased by $0.6 million for the quarter and $14.8 million for the first six months of 1998 as compared to the same periods in 1997.

The decline in the real estate equity markets in 1998 may impact the ability of operating affiliates of Security Capital to access the equity markets, which could adversely impact their ability to maintain their historical growth rates. However, this should be partially mitigated by the affiliates' ability to maximize the performance of their portfolio of operating properties.


Room Revenue and Rental Expenses from Homestead

Homestead room revenue increased $36.7 million to $61.2 million for the six months ended June 30, 1998, from $24.5 million for the same period in 1997 and increased $20.6 million to $34.1 million for the three months ended June 30, 1998, from $13.5 million for the same period in 1997. Homestead rental expenses were $26.3 million for the six months ended June 30, 1998, compared to $10.4 million for the same period in 1997 and $14.0 million for the three months ended June 30, 1998, compared to $5.7 million for the same period in 1997. Homestead's 58 property openings from the end of the first quarter of 1997 through the end of the second quarter of 1998 was the primary reason for both the increase in room revenue and rental expenses. The slight decrease in property operating income margin to 57.1% is due to the lease up phase associated with property openings.


Services Division Revenues

The components of Services Division revenues were as follows (dollars in millions):

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ---------------
                                             1998      1997     1998     1997
                                            ------    ------   ------   ------
     Global Capital Management               $11.7     $ 5.8    $21.6    $10.6
     Financial Services                       18.5       2.1     26.1      2.2
     REIT and property management fees         --       22.5       --     44.8
     Real Estate Research                      0.3       0.2      0.6      0.3
                                             -----     -----    -----    -----
                                             $30.5     $30.6    $48.3    $57.9
                                             =====     =====    =====    =====

The decrease in Services Division revenues for the three and six months ended June 30, 1998, compared to 1997 was primarily attributable to the September 9, 1997, sale of the PROLOGIS, ATLANTIC and ARCHSTONE REIT Managers and Property Managers substantially offset by: (i) the growth in assets managed by Global Capital Management (shown in the following table), generating increased advisory and management fees and (ii) an increase in capital markets services, corporate administrative services and real estate research services revenue.

The following table reflects the assets under management by the Global Capital Management Group as of June 30, 1998, and 1997 (in millions):

                              June 30,
                         ------------------
                           1998      1997
                         --------  --------
     SC-USREALTY         $3,156.5  $2,145.6
     SC-GR                  584.1        --
     SC-PG                  636.1      24.1
     Investment Funds       155.8     107.3
                         --------  --------
                         $4,532.5  $2,277.0
                         ========  ========

Growth in Services Division revenues is expected to come primarily from management and advisory revenues earned by the Global Capital Management Group and fees earned by the Financial Services Group and the Real Estate Research Group. The decline in real estate security stock prices may make it more difficult to attract assets to the company's investment funds and investees which could, in turn, impact future revenue growth for the Global Capital Management Group or the Financial Services Group. Any reduced growth could be partially offset by increases in other Services revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given.


Increase (decrease) in appreciation of investments

The decrease in appreciation of investments of $12.1 million and $12.7 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, is due to the decrease in the market value of SC-US's investments.


Other Income, net

Other income increased $10.0 million to $12.9 million for the six months ended June 30, 1998, from $2.9 million for the same period in 1997 and increased $4.6 million to $6.2 million for the three months ended June 30, 1998, from $1.6 million for the same period in 1997. The increase is primarily due to interest income on SHC debentures and an increase in realized gains on investments.

At June 30, 1998, SC-US had investments at cost and fair market value of approximately $107.6 million and $110.6 million, respectively. At June 30, 1998, SC-E had investments at cost and fair market value of approximately $15.4 million and $15.7 million, respectively.

Services Division Expenses

Services Division expenses decreased by $24.5 million for the six months ended June 30, 1998, to $31.6 million from $56.1 million for the same period in 1997, and decreased by $15.5 million for the three months ended June 30, 1998, to $19.3 million for the same period in 1997. These decreases primarily resulted from the sale of the REIT and property management companies which incurred $18.3 million and $39.3 million of expenses for the three and six months ended June 30, 1997, respectively; this decrease was substantially offset by increased expenses related to Global Capital Management activity, and financial services activity for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997.

General, Administrative and Other

General, administrative and other expenses increased by $3.0 million for the six months ended June 30, 1998, to $26.6 million, from $23.6 million for the same period in 1997 and increased by $3.9 million for the three months ended June 30, 1998, to $15.1 million, from $11.2 million for the same period in 1997. These increases result primarily from additional personnel and related costs, primarily focused on the creation and guidance of new business.

Interest Expense

Interest expense for the six months ended June 30, 1998, and 1997 is summarized as follows (dollars in millions):

                                  Security Capital        Homestead            Total
                                  -----------------  -------------------  ----------------
                                    1998     1997       1998      1997     1998     1997
                                  --------  -------  ----------  -------  -------  -------
  Convertible Debentures            $10.5     $54.6     $   --   $   --   $ 10.5   $ 54.6
  Lines of credit                    12.1       2.6        4.8       --     16.9      2.6
  Senior unsecured notes              0.8        --         --       --      0.8       --
  Mortgage notes payable               --        --       16.0     52.5     16.0     52.5
  Capitalized interest               (0.4)       --      (13.7)   (52.5)   (14.1)   (52.5)
                                    -----     -----     ------   ------   ------   ------
    Total                           $23.0     $57.2     $  7.1   $   --   $ 30.1   $ 57.2
                                    =====     =====     ======   ======   ======   ======

Interest expense for the three months ended June 30, 1998 and 1997 is summarized as follows (dollars in millions):

                                    Security Capital       Homestead           Total
                                    ----------------    ---------------   ---------------
                                     1998      1997      1998      1997     1998     1997
                                    -----     -----     ------   ------   ------   ------
  Convertible Debentures            $ 5.2     $27.9     $   --   $   --   $  5.2   $ 27.9
  Lines of credit                     7.4       1.3        3.1       --     10.5      1.3
  Senior unsecured notes              0.8        --         --       --      0.8       --
  Mortgage notes payable               --        --        8.4      9.2      8.4      9.2
  Capitalized interest               (0.2)       --       (7.4)    (9.2)    (7.6)    (9.2)
                                    -----     -----     ------   ------   ------   ------
    Total                           $13.2     $29.2     $  4.1   $   --   $ 17.3   $ 29.2
                                    =====     =====     ======   ======   ======   ======

Interest expense on the Convertible Debentures decreased primarily due to the conversion of $715.8 million principal amount of 2014 Convertible Debentures to Class A Shares in the fourth quarter of 1997.

The increase in Security Capital's line of credit interest expense is primarily due to increased weighted average borrowings partially offset by decreased average interest rates.

Depreciation and Amortization

Depreciation and amortization increased by $8.7 million for the six months ended June 30, 1998, to $14.8 million, from $6.1 million for the same period in 1997, and increased by $4.6 million for the three months ended June 30, 1998, to $8.0 million, from $3.4 million for the same period in 1997. These increases primarily resulted from additional Homestead property openings, partially offset by decreased Services Division depreciation due to the sale of the REIT and property management companies.

Provision for Income Taxes

The effective tax benefit rates for the three and six month periods ending June 30, 1998, were less than 35%. This reduced rate reflects the impact of the unbenefited net deferred tax assets in consolidated subsidiaries. The effective tax rates for the three and six month periods ending June 30, 1997, were greater than 35% due to non-deductible charges, the effects of deconsolidating ATLANTIC, and the impact of the net deferred tax assets in consolidated subsidiaries.

Preferred Share Dividends

The increase in preferred share dividends is due to a $19.8 million non-cash dividend incurred in conjunction with the exchange of Series A Preferred Shares and certain Class B Common Shares for new Series B Preferred Shares. See Note 5 to the Consolidated Financial Statements for further discussion.


Liquidity and Capital Resources

Overview

Security Capital's investment activities consist primarily of investments in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Services Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies which conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities primarily through the sale of stock and convertible securities, borrowings under its line of credit and, in the second quarter of 1998, issuance of unsecured long-term debt.


Operating Activities

Cash provided by operating activities increased by $78.8 million during the first six months of 1998 as compared to the first six months of 1997. This increase is primarily due to a $22.2 million increase in distributions from unconsolidated investees to $71.5 million for the six months ended June 30, 1998. The $56.6 million increase in net non-cash adjustments primarily related to equity in earnings of unconsolidated investees, provision for deferred taxes, the change in unrealized appreciation on investments, and depreciation and amortization.

Investing and Financing Activities

Security Capital's investment activities used approximately $461.8 million of cash, and Homestead's used $260.2 million, for the six months ended June 30, 1998, as compared to $230.5 million and $131.2 million, respectively, for the six months ended June 30, 1997. Security Capital's investment activities during the six months ended June 30, 1998, primarily consisted of: (i) $194.3 million invested by Security Capital in common shares of SC-GR; (ii) $175 million invested by Security Capital in securities of SHC; and (iii) $92.5 million in securities of various other affiliates, including SC-USREALTY, SC-PG and others. Security Capital's investment activities during the six months ended June 30, 1997, consisted primarily of: (i) $140.4 million invested by Security Capital in securities of various affiliates, and (ii) $90.1 million invested by Security Capital in securities of publicly traded real estate securities.

Security Capital's financing activities provided net cash flow of $657.0 million for the six months ended June 30, 1998, as compared to $360.9 million for the six months ended June 30, 1997. Security Capital's financing activities in the first six months of 1998 primarily consisted of: (i) net proceeds from the lines of credit borrowings of $128.3 million; (ii) net proceeds from the issuance of senior unsecured notes of $499.6 million and (iii) proceeds from the sale of common stock to minority interest holders (Homestead) of $33.5 million. Security Capital's financing activities in the first six months of 1997 primarily consisted of: (i) net proceeds from the lines of credit borrowings of $73.5 million; (ii) $102.2 million of net proceeds from the issuance of common shares;
(iii) $98.1 million of net proceeds from the issuance of convertible debt; and
(iv) $93.3 million of proceeds from the issuance of mortgage notes payable by Homestead.

As a result of its investing and financing activities, Security Capital has total assets of $4.7 billion measured at fair value as of June 30, 1998, ($4.3 billion at cost), and $1.44 billion of outstanding debt (including $497.4 million of outstanding debt of Homestead).

Security Capital has committed, through June 30, 1999, to purchase up to $200 million of subordinated convertible debentures of Homestead. In addition, Security Capital and its affiliates have committed to $518 million in equity subscriptions to SC-GR, of which $194.3 million was funded in the second quarter of 1998.

Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies) and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and committed investments during 1998. In the longer term, Security Capital intends to finance its business activities (including investments in new business initiatives and additional investments in existing affiliates) through its line of credit and future issuances of equity and debt securities. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings. Security Capital does not guarantee the obligations of its operating affiliates.

In September 1997, Security Capital distributed warrants to purchase $250 million of Class B Common Shares to the shareholders of PROLOGIS, ARCHSTONE and ATLANTIC pursuant to the exchange of the REIT and property managers in 1997. The exercise price of a warrant is $28 per Class B Common Share (compared to a market price of $22 5/16 per share as of August 12, 1998) and such warrants expire on September 18, 1998. It is unlikely that any significant amount of such warrants will be exercised if Security Capital's stock price is below the exercise price of the warrants.

Security Capital's consolidated investee had the following financing activities:

 . In January 1998, Homestead completed a rights offering of common shares, realizing $154.2 million of net proceeds.

 . Other resources to fund Homestead's development program consist of its remaining capacity on its revolving line of credit facilities and to a lesser extent, cash from operations in excess of operating needs.

 .  Also see "Lines of Credit--Homestead," below.


Lines of Credit

Security Capital

Security Capital has a $650 million revolving line of credit with Wells Fargo, as agent for a syndicate of lenders. The line was increased from $400 million to $700 million on April 6, 1998, and then on June 5, 1998, the line became unsecured and was reduced to $650 million. The agreement is effective through April 6, 2000, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. Borrowings bear interest at the LIBOR rate plus 1%. Commitment fees range from 0.125% to 0.20% per annum depending on the average unfunded line of credit balance. The line of credit is guaranteed by SC Realty which is a wholly owned subsidiary of Security Capital.

The line of credit contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio, a cash flow/fixed charge coverage ratio, a secured debt limit, an unsecured liabilities to unencumbered pool value ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The agreement provides that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series B Preferred Shares. As of June 30, 1998, there was $123 million outstanding under this line of credit and Security Capital and SC Realty were in compliance with all financial covenants.

Homestead

Homestead's secured revolving line of credit facility with Commerzbank AG ("CAG") was renewed on April 24, 1998, for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the Federal Funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, the line calls for a commitment fee of 0.375% of the average unfunded balance. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.1 to 1 for the first quarter of 1998 (which Homestead was in compliance with), no less than

1.25 to 1 for the second quarter of 1998 and no less than 1.75 to 1 thereafter on a quarterly basis, and not allow stockholders equity to be less than $325 million. The covenants also restrict payment of dividends without lender approval. As of June 30, 1998, Homestead was in compliance with all such covenants.

On April 24, 1998, Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $20 million is available for borrowings on a secured basis and $30 million is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998, or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5%. Covenants are identical to those under the $150 million credit facility.

On June 15, 1998, Homestead entered into an additional $200 million line of credit facility with CAG which bears interest at the Eurodollar rate plus 1% (1.25% after six months) or at a base rate of prime (prime plus 0.25% after six months). The average unfunded balance bears a commitment fee of 0.25%. The line expires February 23, 1999, and is secured by a subscription receivable from Security Capital for $200 million of convertible subordinated debentures. If the subscription is called, the proceeds must be used to first repay the lines of credit to CAG and second to fund projects under development which secure the other CAG credit facilities. The subscription agreement expires June 30, 1999, or 2 weeks after termination of the $200 million credit agreement. The subscription obligation is to be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering, before June 30, 1999, and uses the proceeds to repay this credit facility and uses any remaining proceeds to fund projects under development which secure the other CAG credit facilities.

Capital resources in addition to those described above will be needed to fund Homestead's planned developments. Homestead may seek additional credit facilities and may issue long-term debt and additional equity securities. However, there is no assurance that Homestead will be able to obtain such financing as and when required or on acceptable terms.


Senior Unsecured Notes

On June 23, 1998 Security Capital issued $500,000,000 of Senior Unsecured Notes in three tranches (i) 6.95% notes, with an original principal amount of $200,000,000, net of original issue discount, due June 15, 2005; (ii) 7.15% notes, with an original principal amount of $100,000,000, net of original issue discount, due June 15, 2007; and (iii) 7.70% notes, with an original principal amount of $200,000,000, due June 15, 2028. Interest is payable on all notes on June 15 and December 15 of each year, commencing December 15, 1998.

All of the foregoing Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture (the Indenture) by and between Security Capital and State Street Bank and Trust Company, as trustee.

Under the terms of the Indenture, Security Capital can incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the Indenture, does not exceed 50%, and
(ii) the fixed charge coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition Security Capital will not at any time permit its consolidated tangible net worth, as defined in the Indenture, be less than $1.5 billion. At June 30, 1998, Security Capital was in compliance with all debt covenants contained in the Indenture.


Derivative Financial Instruments

Security Capital utilizes derivative instruments in anticipation of future financing transactions in order to manage well-defined interest rate risk. Through hedging, Security Capital believes it can effectively manage the risk of increases in interest rates on future debt issuances. In May 1998, in anticipation of the June 1998 $500 million debt offering, Security Capital entered into three forward treasury lock transactions with a total notional amount of $375 million. Upon the closing of the debt offering, these contracts were terminated on June 18, 1998, resulting in losses totaling $9.5 million. Such loss will be amortized and included as a component of interest expense over the term of the related notes. As of June 30, 1998, the Company had no hedging contracts outstanding.


Mortgage Notes Payable

Homestead has $319.4 million of convertible mortgage notes which are convertible, at the option of ARCHSTONE and ATLANTIC, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with ATLANTIC and Merrill Lynch Mortgage Capital Inc. (MLMC) whereby the $98 million of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ATLANTIC. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold such amended notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The $122 million mortgage note matures June 30, 1999, and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter, with options to extend.


The transaction results in an extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt approximates $25 million and will be recorded as an extraordinary item in the third quarter of 1998.

2016 Convertible Debentures

At June 30, 1998, Security Capital had approximately $323 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Shares at $1,153.90 per share (compared to a June 30, 1998, NYSE closing price of $1,330 per share) at the option of the holder at any time after September 18, 1998, the consolidation or merger of Security Capital with another entity (other than a merger in which Security Capital is the surviving entity) or any sale or disposition of substantially all the assets of Security Capital. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On May 12, 1998, pursuant to an Exchange Agreement, dated as of May 7, 1998, Security Capital issued 257,642 shares of a new class of Series B Cumulative Convertible Redeemable Voting Preferred Stock, par value $.01 per share (the Series B Preferred Shares), to Commerzbank Aktiengesellshaft, Grand Cayman Branch (Commerzbank), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Common Shares held by Commerzbank. Also pursuant to the Exchange Agreement, Security Capital paid a cash dividend to Commerzbank on all the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250. In addition, Security Capital entered into a Registration Rights Agreement with Commerzbank granting Commerzbank certain registration rights with respect to the Class B Common Shares into which the Series B Preferred Shares are convertible. The Series B Preferred Shares were issued to Commerzbank under an exemption from the registration requirements provided by
Section 4(2) of the Securities Act of 1933, as amended. The exchange of the Series A Preferred Shares and the Class B Common Shares for the Series B Preferred Shares was structured as a tax free recapitalization.

The Series B Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $257,642,000 plus any accrued and unpaid dividends. The holder of the Series B Preferred Shares is entitled to voting rights equal to the number of Class B Common Shares into which the Series B Preferred Shares are convertible, on any amendments of Security Capital's charter or a merger of Security Capital, a sale of substantially all its assets or liquidation or dissolution, and one-half of such number of Class B Common Shares on all other matters submitted to a vote of the common shareholders. Each Series B Preferred Share is convertible, at the option of the holder at any time, into 25.641026 Class B Common Shares (a conversion price of $39.00 per share). The conversion price and the number of Class B shares into which the Series B Preferred Shares are convertible are subject to certain adjustments. The Series B Preferred Shares are initially convertible into a total of 6,606,205 Class B Common Shares. The holder of the Series B Preferred Shares will be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash distributions at the rate of 7.0% of the liquidation preference per annum (equivalent to $70.00 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December or, if not a business day, the next succeeding business day. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

The exchange of the Series B Preferred Shares, which are initially convertible into 6,606,205 Class B Common Shares, for the Series A Preferred Shares, which were convertible into 5,294,800 Class B Common Shares, and the 3,293,288 Class B Common Shares resulted in 1,981,883 fewer Class B Common Shares outstanding on a fully converted basis immediately after the exchange.

The exchange of the Series B Preferred Shares for the Series A Preferred Shares and 3,293,288 Class B Common Shares was based on the fair value of these securities at the date of the Exchange Agreement. For financial accounting purposes, the difference between the fair value of the Series B Preferred Shares issued ($257,642,000) less the sum of (a) the carrying value of the Series A Preferred Shares ($139,000,000) and (b) the fair value of the Class B Shares ($98,799,000) was recorded as a dividend ($19,843,000) in Security Capital's second quarter financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

Security Capital held the annual meeting of shareholders on May 21, 1998. On the record date of April 6, 1998, there were 1,708,499 Class A Shares outstanding and 39,516,783 Class B Shares outstanding. Each Class A Share is entitled to one vote and each Class B Share is entitled to 1/200th of a vote. 1,232,530 Class A Shares were voted and 32,848,297 Class B Shares were voted for a total possible number of votes of 1,396,771.

The shareholders of Security Capital elected the following Class II Directors to serve three-year terms expiring in 2001 by the following votes:

1,394,322 votes for the election of Mr. Cyrus F. Freidheim, Jr. (2,449 votes against; and,

1,395,119 votes for the election of Mr. H. Laurance Fuller (1,652 votes against); and,

1,395,122 votes for the election of Mr. Ray L. Hunt (1,649 votes against).

In addition, shareholders approved the 1998 Long-Term Incentive Plan, which was adopted by the Board of Directors on March 25, 1998, with 1,063,947 votes in favor, 289,881 votes against, 38,498 votes withheld and 4,445 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits

         4.1 Indenture, dated June 18, 1998, from Security Capital to State Street Bank and Trust company, as Trustee (incorporated by reference to Exhibit 4.1 to Security Capital's registration statement on Form S-4 (File No. 333-61401), (the "Security Capital S-4"))

         4.2 Form of 6.95% Exchange Notes due 2005 (incorporated by reference to Exhibit 4.2 to the Security Capital S-4)

         4.3 Form of 7.15% Exchange Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Security Capital S-4)

         4.4 Form of 7.70% Exchange Notes due 2028 (incorporated by reference to Exhibit 4.4 to the Security Capital S-4)

         10.1 Credit Agreement, dated as of June 5, 1998, among Security Capital and Chase Bank of Texas, National Association and Wells Fargo Bank, National Association, as agents for the financial institutions identified therein (incorporated by reference to Exhibit 10.1 to the Security Capital S-4)

         10.2 Registration Rights Agreement, dated June 23, 1998, among Security Capital and J.P. Morgan Securities Inc., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Chase Securities Inc. (incorporated by reference to Exhibit 10.2 to the Security Capital S-4)

         12.1  Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated August 14, 1998, regarding unaudited financial information

         27    Financial data schedule

    (b)  Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Security Capital Group Incorporated

                                               /s/  Paul E. Szurek
                                       -----------------------------------------
                                        Paul E. Szurek, Chief Financial Officer
                                             (Principal Financial Officer)

                                                /s/  James C. Swaim
                                       -----------------------------------------
                                            James C. Swaim, Vice President
                                            (Principal Accounting Officer)

Date: August 14, 1998