Form 10-Q
period 1998-09-30
SECURITY CAPITAL GROUP INC/
filed 1998-11-16
CIK 923687

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to __________


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

      The number of shares outstanding of the Registrant's common stock as of October 31, 1998 was:

            Class A Common Shares, $.01 par value - 1,508,877 shares Class B Common Shares, $.01 par value - 46,351,534 shares

                       SECURITY CAPITAL GROUP INCORPORATED

                                      INDEX


                                                                         Page
                                                                       Number(s)
PART I.  Financial Information

 Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets - September 30, 1998 (unaudited)
             and December 31, 1997...................................      1

         Consolidated Statements of Operations - Three and Nine months
             ended September 30, 1998 and 1997 (unaudited)...........     2-3

         Consolidated Statement of Shareholders' Equity -Nine months
             ended September 30, 1998 (unaudited)....................      4

         Consolidated Statements of Cash Flows - Nine months ended
             September 30, 1998 and 1997 (unaudited).................     5-6

         Notes to Consolidated Financial Statements (unaudited)......     7-20

         Report of Independent Public Accountants....................     21

 Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................    22-34

PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K............................     35

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     September 30,    December 31,
                                                                                         1998            1997
                                                                                     -------------   -------------
                                                                                      (unaudited)

                             ASSETS
                             ------
Investments, at equity:
      ProLogis Trust                                                                 $     631,830   $     660,078
      Archstone Communities Trust                                                          823,935         831,574
      Security Capital U.S. Realty                                                         783,771         909,581
      Security Capital European Realty                                                     336,083              --
      Strategic Hotel Capital Incorporated                                                 369,292         196,694
      Security Capital Preferred Growth Incorporated                                        79,464          60,821
                                                                                     -------------   -------------
                                                                                         3,024,375       2,658,748
Real estate, less accumulated depreciation                                               1,107,897         709,229
Investments in publicly traded real estate securities, at market value                     148,528         129,334
                                                                                     -------------   -------------
             Total real estate investments                                               4,280,800       3,497,311
Cash and cash equivalents                                                                   16,710          11,454
Other assets                                                                               152,619         105,474
                                                                                     -------------   -------------
             Total assets                                                            $   4,450,129   $   3,614,239
                                                                                     =============   =============
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities:
      Lines of credit                                                                $     558,080   $     172,808
      Mortgage notes payable                                                               343,362         301,606
      Convertible debt                                                                     322,774         323,024
      Long-term debt                                                                       499,613              --
      Accounts payable and accrued expenses                                                140,752          73,543
      Deferred income taxes                                                                 32,009          87,250
                                                                                     -------------   -------------
             Total liabilities                                                           1,896,590         958,231

Minority interests                                                                         134,342         107,135

Shareholders' Equity:
      Class A Shares, $.01 par value;  20,000,000 shares authorized;  1,509,731 and 2,045,601 shares issued and outstanding in
           1998 and 1997, respectively                                                          15              20
      Class B Shares, $.01 par value; 229,537,385 shares authorized;
           46,307,626 and 22,627,541 shares issued and outstanding in
           1998 and 1997, respectively                                                         463             226
      Series A Preferred Shares, $.01 par value; 139,000 shares
           issued and outstanding in 1997; stated liquidation
           preference of $1,000 per share                                                       --         139,000
      Series B Preferred Shares, $.01 par value; 257,642 shares
           issued and outstanding in 1998; stated liquidation
           preference of $1,000 per share                                                  257,642
                 --
      Additional paid-in capital                                                         2,413,735       2,509,175
      Accumulated deficit                                                                 (252,658)        (99,548)
                                                                                     -------------   -------------
             Total shareholders' equity                                                  2,419,197       2,548,873
                                                                                     -------------   -------------
             Total liabilities and shareholders' equity                              $   4,450,129   $   3,614,239

                                                                                     =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.
                                        1

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                      -----------------------------   -----------------------------
                                                          1998            1997            1998            1997
                                                      -------------   -------------   -------------   -------------
INCOME:
Equity in earnings (loss) of:
       ProLogis Trust                                 $      (3,588)  $     (24,164)  $      17,744   $      (6,505)
       Archstone Communities Trust                           16,273          (7,915)         51,672          29,375
       Security Capital U.S. Realty                        (109,359)         55,683        (163,294)         90,781
       Security Capital European Realty                         574              --            (785)             --
       Strategic Hotel Capital Incorporated                  (3,319)         (1,423)         (2,403)         (1,423)
       Security Capital Preferred Growth Incorporated        (4,589)          4,843          (3,959)          4,843
Financial Services Division revenues from
   related parties                                           22,375          31,725          70,684          89,668
Homestead Village room revenue                               39,741          15,922         100,979          40,421
Realized capital gains (losses)                             (13,922)          1,226         (11,447)          1,206
Increase (decrease) in market value of investments           (8,024)         15,388         (17,403)         18,749
Other income, net                                             7,640           1,908          18,041           4,789
                                                      -------------   -------------   -------------   -------------
                                                            (56,198)         93,193          59,829         271,904
                                                      -------------   -------------   -------------   -------------
EXPENSES:
Financial Services Division expenses                         18,841          27,091          50,487          83,239
Homestead Village rental expenses                            17,158           6,991          43,456          17,369
Interest expense                                             23,947          31,407          54,038          88,655
General, administrative and other                            14,195          10,197          40,858          33,814
Depreciation and amortization                                 9,239           4,488          24,087          10,631
                                                       ------------   -------------   -------------   -------------
                                                             83,380          80,174         212,926         233,708
                                                       ------------   -------------   -------------   -------------
Earnings (loss) from operations                            (139,578)         13,019        (153,097)         38,196
  Gain on sale of management companies                           --          93,395              --          93,395
                                                       ------------   -------------   -------------   -------------
Earnings (loss) before income taxes, minority
   interest and extraordinary charge                       (139,578)        106,414        (153,097)        131,591
                                                       ------------   -------------   -------------   -------------
Provision for income tax expense (benefit):
   Current                                                   (1,525)             --           5,859              --
   Deferred                                                 (45,259)         54,656         (55,241)         70,879
                                                       ------------   -------------   -------------   -------------
Total income tax expense (benefit)                          (46,784)         54,656         (49,382)         70,879
   Minority interests in net earnings (loss)
       of subsidiaries                                          107           1,226           1,159           2,599
                                                       ------------   -------------   -------------   -------------
Earnings (loss) before extraordinary charge                 (92,901)         50,532        (104,874)         58,113
   Less Preferred Share dividends                             4,509           2,606          30,579           7,819
                                                       ------------   -------------   -------------   -------------
Earnings (loss) attributable to common shares               (97,410)         47,926        (135,453)         50,294
   Extraordinary charge - loss on early extinguish-
      ment of debt, net of minority interests                17,657              --          17,657              --
                                                       ------------   -------------   -------------   -------------
Net earnings (loss) attributable to
         common shares                                 $   (115,067)  $      47,926   $    (153,110)  $      50,294
                                                       ============   =============   =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.
                                        2

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      -----------------------------   -----------------------------
                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                      -----------------------------   -----------------------------
                                                          1998            1997            1998            1997
                                                      -------------   -------------   -------------   -------------
Weighted-average Class B Shares outstanding:
     Basic                                                  120,184          67,463         121,706          64,575
                                                      =============   =============   =============   =============
     Diluted                                                120,184         125,889         121,706          69,369
                                                      =============   =============   =============   =============

Earnings (loss) per share:
     Basic earnings (loss) before extraordinary
         charge                                       $       (0.81)  $        0.71   $       (1.11)  $        0.78
     Extraordinary charge-loss on early
         extinguishment of debt                               (0.15)             --           (0.15)             --
                                                      -------------   -------------   -------------   -------------
     Basic net earnings (loss) attributable to
         common shares                                $       (0.96)  $        0.71   $       (1.26)  $        0.78
                                                      =============   =============   =============   =============

     Diluted earnings (loss) before extraordinary
         charge                                       $       (0.81)  $        0.55   $       (1.11)  $        0.73
     Extraordinary charge-loss on early
         extinguishment of debt                               (0.15)             --           (0.15)             --
                                                      -------------   -------------   -------------   -------------
     Diluted net earnings (loss) attributable to
         common shares                                $       (0.96)  $        0.55   $       (1.26)  $        0.73
                                                      =============   =============   =============   =============


  The accompanying notes are an integral part of these consolidated financial statements.
                                        3

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 1998
                          (In thousands, except shares)
                                   (Unaudited)

                                               Common Stock
                               -------------------------------------------
                                      Class A                 Class B      Preferred Stock at
                               --------------------- ---------------------   Liquidation Value  Additional                Total
                                Shares    Shares at    Shares   Shares at   ------------------    Paid-in  Accumulated Shareholders'
                               Outstanding Par Value Outstanding Par Value  Series A  Series B    Capital    Deficit      Equity
                               ----------- --------- ----------- --------- ---------  --------  ---------- ----------- -------------
Balances at December 31, 1997   2,045,601  $20.455   22,627,541  $226.275  $ 139,000  $     --  $2,509,175  $ (99,548) $2,548,873
  Conversion of Class A Shares
    to Class B Shares            (538,649)  (5.386)  26,932,245   269.323         --        --        (264)        --          --
  Exercise of stock options         1,394    0.014       33,648     0.336         --        --       1,884         --       1,885
    and warrants
  Issuance of Series B Preferred       --       --   (3,296,640)  (32.966)  (139,000)  257,642     (98,766)   (19,843)         --
  Conversion of 2016 debentures
    to Class B Shares                  --       --       10,832     0.108         --        --         250         --         250
  Repurchase of Class A Shares       (495)  (0.005)          --        --         --        --        (641)        --        (641)
  Issuance of Class A Shares        1,880    0.019           --        --         --        --       2,498         --       2,498
  Cost of raising capital              --       --          --        --         --        --        (401)        --        (401)
  Net loss                             --       --           --        --         --        --          --   (122,531)   (122,531)
  Preferred Share dividends            --       --           --        --         --        --          --    (10,736)    (10,736)
                                ---------  --------  ----------  --------  ---------  --------  ----------  ---------  ----------
Balances at September 30, 1998  1,509,731  $15.097   46,307,626  $463.076  $      --  $257,642  $2,413,735  $(252,658) $2,419,197
                                =========  =======   ==========  ========  =========  ========  ==========  =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.
                                        4

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                  -----------------------------
                                                                                      1998            1997
                                                                                  -------------   -------------
Operating Activities:
       Net earnings (loss)                                                        $    (122,531)  $      58,113
       Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
           Deferred income tax expense (benefit)                                        (55,241)         70,879
           Minority interests                                                             1,159           2,599
           Extraordinary charge - loss on early extinguishment of debt,
                net of minority interest                                                 17,657              --
           Equity in (earnings) loss of unconsolidated investees                        101,025        (117,073)
           Distributions from unconsolidated investees                                  107,702          78,090
           (Increase) decrease in market value of investments                            17,403         (18,749)
           Depreciation and amortization                                                 24,087          10,631
           Gain on sale of management companies                                              --         (93,395)
           Other                                                                          4,340           7,731
       Increase in other assets                                                         (60,761)         (4,549)
       Increase in accrued interest on convertible debt                                   5,245          40,595
       Increase in accounts payable and accrued expenses                                 66,860           5,367
                                                                                  -------------   -------------
           Net cash flows provided by operating activities                              106,945          40,239
                                                                                  -------------   -------------
Investing Activities:
       Real estate investments                                                         (393,185)       (255,081)
       Investment in shares of:
           Security Capital U.S. Realty                                                 (37,484)       (149,040)
           Security Capital European Realty                                            (266,096)             --
           Strategic Hotel Capital Incorporated                                         (87,500)        (94,594)
           Security Capital Preferred Growth Incorporated                               (25,000)        (15,000)
       Purchases of publicly traded real estate securities, net                         (36,595)       (101,510)
       Purchase of Strategic Hotel Capital Incorporated
           convertible debt                                                             (87,500)             --
       Purchase of Homestead Village Incorporated warrants                                   --         (23,859)
       Advances on notes receivable from affiliate                                      (70,300)             --
       Other                                                                             (3,907)        (21,017)
                                                                                  -------------   -------------
           Net cash flows used in investing activities                            $  (1,007,567)  $    (660,101)
                                                                                  -------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                  -----------------------------
                                                                                      1998            1997
                                                                                  -------------   -------------

Financing Activities:
       Proceeds from lines of credit                                              $   1,111,772   $     386,908
       Payments on lines of credit                                                     (726,500)       (393,500)
       Proceeds from long-term debt offering, net                                       499,613              --
       Proceeds from mortgage notes payable                                             163,041         158,250
       Payments on mortgage notes payable                                              (122,028)             --
       Proceeds from issuance of convertible debt                                            --          98,729
       Proceeds from issuance of common shares, net of expenses                           3,341         691,627
       Proceeds from issuance of common shares to minority interest
           holders                                                                       32,205           2,174
       Preferred dividends paid                                                         (10,736)         (7,819)
       Debt issuance costs                                                              (19,252)         (1,519)
       Homestead payment to extinguish debt                                             (25,344)             --
       Other                                                                               (234)           (987)
                                                                                  -------------   -------------
           Net cash flows provided by financing activities                              905,878         933,863
                                                                                  -------------   -------------
Net increase in cash and cash equivalents                                                 5,256         314,001
Cash and cash equivalents, beginning of period                                           11,454          19,323
                                                                                  -------------   -------------
Cash and cash equivalents, end of period                                          $      16,710   $     333,324
                                                                                  =============   =============

Non-Cash Investing and Financing Activities:
       Receipt of Security Capital European Realty
          shares in satisfaction of indebtedness                                  $      70,772   $          --
                                                                                  =============   =============

       Issuance of Series B Preferred Shares:
          Series B Preferred Shares issued                                        $     257,642   $          --
          Series A Preferred Shares retired                                            (139,000)             --
          Fair value of Class B Common Shares retired                                   (98,799)             --
          Series A Preferred dividend recorded                                          (19,843)             --
                                                                                  -------------   -------------
                                                                                  $          --   $          --
                                                                                  =============   =============

       Shares issued to acquire SCGPB Incorporated                                $          --   $      (6,600)
                                                                                  =============   =============
       Shares received from ARCHSTONE in exchange for
            management companies                                                  $          --   $      75,838
                                                                                  =============   =============
       Shares received from PROLOGIS in exchange for
            management companies                                                  $          --   $      81,871
                                                                                  =============   =============
       Issuance of warrants to ATLANTIC shareholders                              $          --   $      11,530
                                                                                  =============   =============
       Issuance of common stock under debenture interest
            reinvestment plans                                                    $          --   $       4,624
                                                                                  =============   =============
       Increase in property and equipment and development cost payable            $          --   $      14,488
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1) GENERAL

Security Capital Group Incorporated (Security Capital) is a real estate research, investment and operating management company. Its strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various companies (the Capital Division) (see note 2) and provides various capital management and financial services through a Financial Services Division (see note 3). The Capital Division invests in real estate investment trusts and other real estate-related companies. Its objective is to create increasing cash flow at the investee level by generating capital appreciation and growing dividends. The Financial Services Division provides research, operational and capital deployment oversight, capital management, capital markets, accounting and administrative services for third party customers and for the companies in which Security Capital and its affiliates have invested.

The consolidated financial statements of Security Capital as of September 30, 1998, are unaudited and, pursuant to the rules of the Securities and Exchange Commission (SEC), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1997 audited consolidated financial statements contained in Security Capital's 1997 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1997 consolidated financial statements and notes to consolidated financial statements for the interim periods presented in order to conform to the 1998 presentation. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(2) REAL ESTATE INVESTMENTS

Security  Capital  holds   investments  at  September  30,  1998,   through  its
wholly-owned subsidiary, SC Realty Incorporated (SC Realty), as follows:

                                                                       % Ownership as of          Security Capital's
                                                                -------------------------------  Investments for the
                                                                September 30,   December 31,       Nine Months Ended
             Investment                       Type of Entity         1998            1997         September 30, 1998
--------------------------------------      ------------------  --------------  ---------------  -------------------
ProLogis Trust - formerly Security          Industrial REIT             40.5%           42.5%     $              --
   Capital Industrial Trust (PROLOGIS)

Archstone Communities Trust -               Multi-family REIT           38.1%           33.1%(a)                 --
   formerly Security Capital Pacific Trust
   (ARCHSTONE)

Security Capital U.S. Realty                U.S. real estate            34.5%           32.9%            37,484,000
   (SC-USREALTY)                            investments

Security Capital European Realty            Global real estate          34.6%             -- (b)        336,868,000
   formerly Security Capital                investments
   Global Realty (SC-ER)

Homestead Village Incorporated              Extended-stay lodging       69.8%           65.0%           129,108,000
   (Homestead)

Strategic Hotel Capital Incorporated        Upscale hotels              30.4%           39.5%           175,000,000
   (SHC)

Security Capital U.S. Real Estate           U.S. real estate            91.7%           98.3%                    --
   Shares (SC-US)                           securities fund

 Security Capital Preferred Growth          Preferred stock             10.7%           12.9%            25,000,000
   Incorporated (SC-PG)                     investments in real
                                            estate companies

 Security Capital European Real Estate      European real               99.9%          100.0%             5,000,000
   Shares (SC-E)                            estate securities fund

 Security Capital Real Estate Arbitrage     Arbitrage real estate
   Shares (SC-ARBITRAGE)                    securities fund             99.9%             -- (c)         25,000,000


(a) In July 1998 ARCHSTONE and Security Capital Atlantic Incorporated (ATLANTIC) consummated their merger. Pursuant to the merger transaction, ATLANTIC was merged into ARCHSTONE, which continues its existence under the name "Archstone Communities Trust" and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the merger, each outstanding ATLANTIC common share was converted into one ARCHSTONE common share and each outstanding ATLANTIC Series A preferred share was converted into one comparable ARCHSTONE Series C preferred share. Upon consummation of the merger, Security Capital owned approximately 38.2% of ARCHSTONE's common shares and continues to be ARCHSTONE's largest shareholder.

(b) SC-ER (formerly known as Security Capital Global Realty) is a newly formed European based company that will own strategic control positions in fully integrated real estate operating companies mainly in Europe or the Asia-Pacific region. In April 1998 SC-ER completed a $1,500,000,000 equity subscription offering, of which Security Capital and its subsidiaries subscribed for $518,258,000 of common shares.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(c) SC-ARBITRAGE is a newly formed investment fund that engages in various arbitrage transactions of real estate securities in the United States.

Security Capital received dividends from its investees for the three and nine months ended September 30, 1998 and 1997 as follows:

                                        Dividends Received (In thousands)
                         -------------------------------------------------------------
                               Three months ended            Nine months ended
                                 September 30,                  September 30,
                         -----------------------------   -----------------------------
                             1998            1997            1998            1997
                         -------------   -------------   -------------   -------------
Gross Dividends:
       PROLOGIS          $      15,885   $      11,526   $      45,991   $      34,577
       ARCHSTONE                19,361           8,902          40,229          26,706
       ATLANTIC                     --           8,403          19,083          25,209
       SC-US                       965           1,087           5,693           3,575
       SC-PG                       984              --           2,397              --
                         -------------   -------------   -------------   -------------
                         $      37,195   $      29,918   $     113,393   $      90,067
                         =============   =============   =============   =============

                                       Dividend Amount Per Investee Share
                         -------------------------------------------------------------
                               Three months ended             Nine months ended
                                  September 30,                  September 30,
                         -----------------------------   -----------------------------
                             1998            1997            1998            1997
                         -------------   -------------   -------------   -------------

       PROLOGIS          $      0.3183   $      0.2675   $      0.9216   $      0.8025
                         =============   =============   =============   =============
       ARCHSTONE         $      0.3550   $      0.3250   $      1.0350   $      0.9750
                         =============   =============   =============   =============

       ATLANTIC          $          --   $      0.3900   $      0.8000   $      1.1700
                         =============   =============   =============   =============

       SC-US             $      0.1000  $       0.1127   $      0.5902   $      0.3709
                         =============  ==============   =============   =============

       SC-PG             $      0.2500  $           --   $      0.6400   $          --
                         =============  ==============   =============   =============

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Presented below is the summary earnings information for Security Capital's equity investees for the nine months ended September 30, 1998 and 1997 (in thousands):

                                            PROLOGIS               ARCHSTONE                ATLANTIC           SHC
                                     ---------------------   ---------------------   ---------------------   -------
                                        1998        1997        1998        1997        1998       1997        1998
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
Rental, room revenue and other
   income, net                      $ 271,425   $ 222,042   $ 352,832   $ 260,550   $ 101,532   $ 126,383   $ 384,907
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
Expenses:
Operating, general and
   administrative and other            193,971     139,522     259,021     192,359      75,357      91,661     385,235
Costs incurred in acquiring
   management companies from
   Security Capital                         --      75,376          --      71,707          --          --          --
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                       193,971     214,898     259,021     264,066      75,357      91,661     385,235
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net earnings before minority
   interest                             77,454       7,144      93,811      (3,516)     26,175      34,722        (328)
Minority interest share of
   net earnings                          3,101       2,763          --         --           --          --       6,820
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net earnings (loss) from operations     74,353       4,381      93,811      (3,516)     26,175      34,722      (7,148)
Gain on disposition of
   depreciated real estate               4,278       6,529      36,688      47,930          --         259          --
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net earnings (loss)                     78,631      10,910     130,499      44,414      26,175      34,981      (7,148)
Less Preferred Share dividends          35,543      26,488      15,192      14,625       2,156         491          --
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net earnings (loss) attributable
   to common shares                  $  43,088   $ (15,578)  $ 115,307   $  29,789   $  24,019   $  34,490   $  (7,148)

Security Capital share of net
   earnings (loss)                   $  17,744   $  (6,505)  $  39,674   $  10,996   $  11,998   $  18,379   $  (2,403)
                                     =========   =========   =========   =========   =========   =========   =========



                                                              SC-USREALTY            SC-ER                 SC-PG
                                                       ------------------------    -----------   -------------------------
                                                          1998          1997          1998          1998          1997
                                                       -----------   -----------   -----------   -----------   -----------
Net investment income (loss)                           $    59,652    $   41,860   $    (9,709)  $    24,174   $       (51)
Realized gains on publicly traded investments               32,763        22,416            --            --            --
Increase (decrease) in appreciation of investments        (601,047)      213,395         7,432       (56,139)       40,274
Elimination of a related party transaction                  26,808            --            --            --
                                                       -----------   -----------   -----------   -----------   -----------
Adjusted net earnings (loss)                           $  (481,824)      277,671   $    (2,277)  $   (31,965)  $    40,223
                                                       ===========   ===========   ===========   ===========   ===========

Security Capital share of adjusted net earnings (loss) $  (163,294)  $    90,781   $      (785)  $    (3,959)  $     4,843
                                                       ===========   ===========   ===========   ===========   ===========

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



A condensed consolidating balance sheet of Security Capital as of September 30, 1998, follows (in thousands):

                                                                                     Investment
                                                Security Capital(a)   Homestead(b)   Funds(b)(c)   Consolidated(d)

Investments, at equity                          $         3,517,526   $         --   $        --   $     3,024,375
Net real estate investments                                  29,309      1,084,856            --         1,107,897
Investments in publicly traded real estate
    securities, at market value                                  --             --       148,528           148,528
Cash and other assets                                       115,687         86,721        15,132           169,329
                                                -------------------   ------------   -----------   ---------------
           Total assets                         $         3,662,522   $  1,171,577   $   163,660   $     4,450,129
                                                ===================   ============   ===========   ===============

Lines of credit                                 $           265,500   $    292,580   $        --   $       558,080
Long-term debt                                              822,387        343,362            --         1,165,749
Other liabilities                                           130,890         66,877        21,860           172,761
                                                -------------------   ------------   -----------   ---------------
           Total liabilities                              1,218,777        702,819        21,860         1,896,590
Minority interests                                           20,160             --            --           134,342
Shareholders' equity                                      2,423,585        468,758       141,800         2,419,197
                                                -------------------   ------------   -----------   ---------------
           Total liabilities and
                shareholders' equity            $         3,662,522   $  1,171,577   $   163,660   $     4,450,129
                                                ===================   ============   ===========   ===============


(a)  Includes  Homestead  and the  Investment  Funds on the equity  method.
(b)  Reflects the carrying amount prior to elimination entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US, SC-E and SC-ARBITRAGE.
(d)  Consolidated amounts include effect of
     elimination entries.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



A condensed consolidating statement of operations for Security Capital for the nine months ended September 30, 1998, follows (in thousands):


                                                    Security                     Investment
                                                    Capital(a)   Homestead(b)   Funds(b)(c)   Consolidated(d)
Equity in earnings (loss) of investees              $ (137,533)  $         --   $        --   $      (101,025)
Financial Services Division revenues from
    related parties                                     75,037             --            --            70,684
Room revenue                                                --        100,979            --           100,979
Other income                                            12,181          1,786       (22,975)          (10,809)
                                                    ----------   ------------   -----------   ---------------
                                                       (50,315)       102,765       (22,975)           59,829
                                                    ----------   ------------   -----------   ---------------
Financial Services Division expenses                    50,487             --            --            50,487
Rental expenses                                             --         43,456            --            43,456
Interest expense                                        40,362         13,798            --            54,038
General, administrative and other                       26,554         16,368         1,400            40,858
Depreciation and amortization                            3,661         22,227            --            24,087
                                                    ----------   ------------   -----------   ----------------
                                                       121,064         95,849         1,400           212,926
                                                    ----------   ------------   -----------   ----------------

Earnings (loss) before income taxes,
   minority interests, and extraordinary charge       (171,379)         6,916       (24,375)         (153,097)
Income tax benefit                                     (49,382)            --            --           (49,382)
Minority interests                                          --             --            --             1,159
                                                    ----------   ------------   -----------   ---------------
Net earnings (loss) before extraordinary
   charge                                             (121,997)         6,916       (24,375)         (104,874)
Less Preferred Share dividends                          30,579             --            --            30,579
                                                    ----------   ------------   -----------   ---------------
Earnings (loss) attributable to common shares         (152,576)         6,916       (24,375)         (135,453)
Extraordinary loss on early extinguishment
   of debt, net                                             --        (25,344)           --           (17,657)
                                                    ----------   -------------  -----------   ---------------
Net loss attributable to
   common share                                     $ (152,576)  $    (18,428)  $   (24,375)  $      (153,110)
                                                    ==========   ============   ===========   ===============

(a) Includes Homestead and the Investment Funds on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US, SC-E and SC-ARBITRAGE.
(d) Consolidated amounts include effect of elimination entries.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(3) FINANCIAL SERVICES DIVISION REVENUES FROM RELATED PARTIES

Financial Services Division fees for the three and nine months ended September 30, 1998 and 1997, were earned from the following sources (in thousands):

                                                    Three Months Ended             Nine Months ended
                                                       September 30,                  September 30,
                                               -----------------------------   ------------------------
                                                   1998            1997            1998            1997
                                               -------------   -------------   -------------   -------------
REIT management fees                           $          --   $      10,993   $          --   $      39,379
Property management fees                                  --           7,421              --          23,846
Global Capital Management Group fees                  13,420           7,424          35,001          17,978
Global Capital Markets Group fees                      5,153           5,097          26,336           7,707
Corporate Services fees                                4,950           1,624          12,776           2,496
Real Estate Research fees                                352             114             924             290
                                               -------------   -------------   -------------   -------------
       Total Financial Services Division
         revenues                                     23,875          32,673          75,037          91,696
       Less amounts eliminated in
         Consolidation                                (1,500)           (948)         (4,353)         (2,028)
                                               -------------   -------------   -------------   -------------
Consolidated Financial Services
         Division revenues                     $      22,375   $      31,725   $      70,684   $      89,668
                                               =============   =============   =============   =============


 (4) INDEBTEDNESS

Lines of Credit:

Borrowings outstanding on Security Capital's and Homestead's revolving bank lines of credit at September 30, 1998, totaled $265,500,000 and $292,580,000, respectively.

Security Capital has a $650,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. The agreement is effective through April 6, 2000, with an option to renew for successive one-year periods with the approval of lenders. Borrowings bear interest at LIBOR plus a margin (1.00% as of September 30, 1998) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%).

Commitment fees range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty which is a wholly owned subsidiary of Security Capital.

During a non-monetary default, no payments other than dividends paid on Security Capital's Series B Preferred Shares shall be permitted. Distributions and dividends paid on Security Capital's Series B Preferred Shares cannot exceed 50% of the cash flow available for distributions, provided no event of default has occurred and is continuing. In the event of a monetary default, all distributions are prohibited.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Homestead's lines of credit as of September 30, 1998, are summarized as follows:

                                                                    Fee on average
      Amount         Maturity            Interest rate range      unfunded balances             Collateral
---------------   -----------------   -------------------------   -----------------     --------------------------

$ 150,000,000     April 24, 1999      Eurodollar rate plus 1.5%           0.375%         Real estate
                                      to 2.5% or the higher
                                      of prime plus 0.5% to
                                      1.5% or the federal funds
                                      rate plus 1% to 2%

$  50,000,000     April 24, 1999      Eurodollar rate plus 2.75%            0.5%         $50,000,000 subject to
                                      or the higher of prime                             collateral requirements
                                      plus 1.75% or the Federal
                                      Funds rate plus 2.25%

$ 200,000,000     February 23, 1999   Eurodollar rate plus 1%              0.25%         Subscription receivable
                                      to 1.25% or prime to prime                         from Security Capital
                                      plus 0.25%                                         for $200,000,000 of
                                                                                         Homestead convertible
                                                                                         subordinated debentures,
                                                                                         which Homestead may
                                                                                         convert to Homestead
                                                                                         common stock if it is
                                                                                         not in default

Each line of credit requires maintenance of certain financial covenants. Security Capital, SC Realty and Homestead were in compliance with all such covenants at September 30, 1998.

Senior Unsecured Notes:

On June 23, 1998, Security Capital issued the following long-term debt, all of which was outstanding as of September 30, 1998 (in thousands):


     6.95% Senior  Unsecured  Notes,  due June 15, 2005,  original  principal of
     $200,000,000,  net of original issue discount.  Interest is payable on June
     15 and December 15 of each
     year, commencing December 15, 1998.                                                  $    199,794

     7.15% Senior  Unsecured  Notes,  due June 15, 2007,  original  principal of
     $100,000,000,  net of original issue discount.  Interest is payable on June
     15 and December 15 of each
     year, commencing December 15, 1998.                                                        99,819

     7.70% Senior  Unsecured  Notes,  due June 15, 2028,  original  principal of
     $200,000,000. Interest is payable on June 15
     and December 15 of each year, commencing December 15, 1998.                               200,000
                                                                                          ------------
                                                                                          $    499,613
                                                                                          ============



                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



All of the Senior Unsecured Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Senior Unsecured Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

Under the terms of the indenture, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indenture, does not exceed 50%, and
(ii) the fixed charge coverage ratio, as defined in the indenture, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indenture, to be less than $1,500,000,000. At September 30, 1998, Security Capital was in compliance with all debt covenants contained in the indenture.

Convertible Debt:

Security Capital's 6.50% convertible subordinated debentures due 2016 (2016 Convertible Debentures) are convertible into Class A Shares at $1,153.90 per share, at the option of the holders. The principal amount outstanding totaled $322,774,000 and $323,024,000 at September 30, 1998, and December 31, 1997,
respectively.

Homestead Convertible Mortgage Notes Payable:

On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with ARCHSTONE (through its merger with ATLANTIC) and Merrill Lynch Mortgage Capital Inc. (MLMC) whereby $98,000,000 of Homestead convertible mortgage notes held by ARCHSTONE were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21,400,000 from Homestead to ARCHSTONE. The amount paid to ARCHSTONE was based on trailing market prices of Homestead common stock at the time the agreement was entered into, which exceeded the conversion price of the convertible mortgage notes at that date. Homestead funded the payment with the proceeds received from the sale of $24,000,000 of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ARCHSTONE sold the modified notes to MLMC for $98,000,000. On August 7, 1998, Homestead converted the $98,000,000 of mortgage notes and the $24,000,000 of 7.5% convertible subordinated debentures into a $122,000,000 mortgage of a newly formed special purpose subsidiary of Homestead. The mortgage note is collateralized by 26 Homestead properties (totaling $227,000,000 of historical cost at September 30, 1998) which were formerly collateral for the ARCHSTONE mortgage notes. The $122,000,000 mortgage note matures June 30, 1999, and provides for interest-only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter, with options to extend.

The transaction resulted in an early extinguishment of debt measured as the difference between the $98,000,000 carrying amount of the original mortgage notes to ARCHSTONE and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt and transaction costs amounted to $25,344,000 and was recorded as an extraordinary item in the third quarter of 1998.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Interest:

Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the three and nine months ended September 30, 1998 and 1997 (in thousands).

                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                    1998             1997             1998             1997
                                               ---------------  ---------------  ---------------  ---------------
Total interest incurred                        $        31,001  $        38,516  $        75,249  $       148,214
                                               ===============  ===============  ===============  ===============

Capitalized interest included in total
     interest incurred                         $         7,054  $         7,109  $        21,211  $        59,559
                                               ===============  ===============  ===============  ===============

Interest paid in cash                          $        11,302  $         2,606  $        45,367  $        53,123
                                               ===============  ===============   ==============  ===============

Amortization of deferred financing costs
     included in interest expense              $         2,334  $         1,252  $         5,133  $         2,677
                                               ===============  ===============  ===============  ===============


(5) SHAREHOLDERS' EQUITY

Each share of Class A common stock, par value $.01 per share (Class A Common Shares), is convertible into 50 shares of Class B common stock, par value $.01 per share (Class B Common Shares). Class B Common Shares are not convertible into Class A Common Shares.

Warrants:

Security Capital issued registered warrants to acquire $250,000,000 of Class B Common Shares (8,928,572 warrants) to the common and convertible preferred shareholders of PROLOGIS, ARCHSTONE and ATLANTIC, and limited partnership unit holders of PROLOGIS as of September 16, 1997. The exercise price of a warrant was $28 per Class B Common Share, and the warrants expired on September 18, 1998. As of the expiration date 91,479 warrants had been exercised.


Series B Preferred Shares:

On May 12, 1998, Security Capital issued 257,642 shares of Series B Preferred Shares, par value $.01 per share, to Commerzbank Aktiengesellshaft (Commerzbank), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Common Shares held by Commerzbank. Security Capital also paid a cash dividend to Commerzbank on the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250.

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

The exchange of the Series B Preferred Shares for the Series A Preferred Shares and 3,293,288 Class B Common Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the fair value of the Series B Preferred Shares issued ($257,642,000) less the sum of (a) the carrying value of the Series A Preferred Shares ($139,000,000) and (b) the fair value of the Class B Shares ($98,799,000) was recorded as a dividend ($19,843,000).

Shelf Registration:

On September 30, 1998, Security Capital filed a $1,000,000,000 shelf registration statement with the Securities and Exchange Commission which was declared effective on October 13, 1998. These securities can be issued in the form of Class A Common Shares, Class B Common Shares, unsecured debt securities, preferred shares or warrants to purchase any of the above securities. They will be issued on an as-needed basis, subject to Security Capital's ability to effect any offering on satisfactory terms.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



Per Share Data:

Security Capital adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. Previously reported earnings per share data have been restated to conform to SFAS No. 128.
The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share under SFAS No. 128 for the periods indicated (in thousands, except per common share amounts):

                                                           Three months ended                Nine months ended
                                                               September 30,                   September 30,
                                                       -----------------------------   -----------------------------
                                                           1998            1997            1998            1997
                                                       -------------   -------------   -------------   -------------
Net income (loss) attributable to common shares        $    (115,067)  $      47,926   $    (153,110)  $      50,294
Debenture interest expense, net of tax                            --          18,377              --              --
Preferred share dividends                                         --           2,606              --              --
                                                       -------------   -------------   -------------   -------------
Net income (loss) attributable to common shares
       and assumed conversions                         $    (115,067)  $      68,909   $    (153,110)  $      50,294
                                                       =============   =============   =============   =============
Weighted-average Class B common shares
    outstanding - Basic                                      120,184          67,463         121,706          64,575
Increase in shares which would result from:
       Exercise of options                                        --           4,794              --           4,794
       Exercise of warrants                                       --             144              --              --
       Conversion of debentures                                   --          48,193              --              --
       Conversion of preferred shares                             --           5,295              --              --
                                                       -------------   -------------   -------------   -------------
Adjusted weighted-average Class B common shares
    outstanding - Diluted                                    120,184         125,889         121,706          69,369
                                                       =============   =============   =============   =============
Per share net earnings (loss) attributable to Class B
    common shares:
       Basic                                           $       (0.96)  $        0.71   $       (1.26)  $        0.78
                                                       =============   =============   =============   =============
       Diluted                                         $       (0.96)  $        0.55   $       (1.26)  $        0.73
                                                       =============   =============   =============   =============

For all periods (except the three months ended September 30, 1997), the Convertible Debentures and the Preferred Shares are not assumed converted for the purpose of calculating diluted earnings per Class B Common Share as the effects are anti-dilutive, and for loss periods the conversion of options and warrants is not assumed as the effect is anti-dilutive.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(6)   DERIVATIVE FINANCIAL INSTRUMENTS

Security Capital uses derivatives to manage well-defined risks associated with interest rate fluctuations on anticipated transactions. In May 1998, in anticipation of the June 1998 debt offering (see Note 4), Security Capital entered into the following forward treasury lock transactions:


       Trade Date         Reference Treasury         Notional Amount
       ------------       -------------------        ---------------
       May 22, 1998       6.125% of Nov. 2027        $   187,500,000
       May 22, 1998       6.5% of May 2005                75,000,000
       May 26, 1998       5.625% of May 2008             112,500,000
                                                     ---------------
                                                     $   375,000,000

These contracts were terminated on June 18, 1998, resulting in deferred losses totaling $9,500,000. These losses are being amortized into interest expense over the life of the related Senior Unsecured Notes which have a weighted average maturity of 16.6 years. As of September 30, 1998, Security Capital has no interest rate hedge contracts outstanding.


(7)   COMMITMENTS AND CONTINGENCIES

Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-ER (see Note 2). As of September 30, 1998, $336,868,000 had been funded by Security Capital and its affiliates.

At September 30, 1998, Homestead had approximately $113,000,000 of unfunded commitments for developments under construction.

In connection with a line of credit agreement entered into by Homestead in June 1998, Security Capital committed, during the eight month term of the line of credit, to retain its ownership of Homestead common shares and to purchase up to $200,000,000 of subordinated convertible debentures of Homestead under certain circumstances (which amount may be reduced if Security Capital purchases other Homestead securities or if Homestead obtains other qualifying equity investments from third parties). Homestead may convert these debentures to common stock if it is not in default under its credit agreements. Homestead has pledged this investment obligation of Security Capital as security under Homestead's June 1998 line of credit.


(8)   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented for fiscal quarters beginning after June 15, 1998. The Statement establishes accounting and reporting standards

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Security Capital has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133.

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


(9)   HOMESTEAD SUBSEQUENT EVENT

In the fourth quarter of 1998, in light of the difficult environment in the capital markets and the resulting limited availability of new financing for additional commitments for developments, Homestead reorganized its internal development department and terminated approximately 40 full-time persons. In addition, Homestead is reviewing its land sites owned and contracts for purchases of development sites and is aligning its decision to develop and/or acquire sites for development with its ability to obtain specific financings or its ability to use cash flow from operations. In conjunction with the severance of development personnel and changed expectations to pursue development of certain sites owned or under contract for acquisition, Homestead anticipates recording an accrual for expenses of severance and abandoned pursuits totaling $6,000,000 to $7,000,000. As a result of the reorganization expenses, Homestead anticipates it will not meet its bank lines of credit debt service coverage ratio covenant for the fourth quarter of 1998. Homestead has initiated discussions with the banks to seek a waiver of this covenant for the fourth quarter of 1998.

To the Board of Directors and Shareholders of Security Capital Group Incorporated:


We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of September 30, 1998, and the related consolidated statements of operations for the three and nine-month periods ended September 30, 1998 and 1997, the consolidated statement of shareholders' equity for the nine-month period ended September 30, 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust and Homestead Village Incorporated (September 30, 1997), whose total assets represent 18.5% of the total assets of Security Capital Group Incorporated and subsidiaries as of September 30, 1998, and whose income represent 22.4% and 47.1% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the nine-month periods ended September 30, 1998 and 1997, respectively.

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

Chicago, Illinois
November 12, 1998

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

Overview

Security Capital is a real estate research, investment and operating management company. Security Capital obtains income from five sources: (1) the Capital Division's share of earnings from its investees; (2) Global Capital Management Group revenues; (3) Global Capital Markets Group revenues; (4) Corporate Services revenues for information technology, accounting and administrative services; and (5) Real Estate Research Group revenues. Revenues from the Global Capital Management Group, the Global Capital Markets Group, the Corporate Services Group and the Real Estate Research Group are all included in the Financial Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Financial Services Division revenues earned from consolidated investees (Homestead, Security Capital U.S. Real Estate Shares, Security Capital European Real Estate Shares and Security Capital Real Estate Arbitrage Shares) are eliminated in Security Capital's consolidated financial statements.


Results of Operations

Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997

Sale of REIT and Property Managers

Prior to September 1997, certain Security Capital Financial Services Division subsidiaries managed the operations (REIT Managers) of and provided property management services (Property Managers) to various REITs (PROLOGIS, ARCHSTONE and ATLANTIC) in which the Capital Division was a significant owner. Effective September 9, 1997, Security Capital exchanged the REIT and Property Managers for additional shares of PROLOGIS (3,692,024 shares), ARCHSTONE (3,295,533 shares) and ATLANTIC (2,306,591 shares).

ARCHSTONE and ATLANTIC Merger

In July 1998 ARCHSTONE and ATLANTIC consummated their merger. Pursuant to the merger transaction, ATLANTIC was merged into ARCHSTONE, which continues its existence under the name "Archstone Communities Trust" and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the merger, each outstanding ATLANTIC common share was converted into one ARCHSTONE common share and each outstanding ATLANTIC Series A preferred share was converted into one comparable ARCHSTONE Series C preferred share. As of September 30, 1998, Security Capital owned approximately 38.1% of ARCHSTONE's common shares and continues to be ARCHSTONE's largest shareholder.

Capital Division Investments

     Dividends Received

Security Capital's dividends received increased from $29.9 million to $37.2 million, a 24% increase for the three months ended September 30, 1998, compared to the same period in 1997 and increased from $90.1 million to $113.4 million, a 26% increase for the nine months ended September 30, 1998, compared to the same period in 1997. The increase results primarily from (a) the purchase of additional shares in PROLOGIS and SC-US; (b) additional shares received from PROLOGIS, ARCHSTONE and ATLANTIC in the internalization of their managements in September 1997; (c) additional investments in SC-PG and (d) increases in the per share dividend rates of most of its investees (see "dividends per investee share" chart in Note 2 to the consolidated financial statements).


     Equity in Earnings of Investees

Security Capital includes in its earnings its share of the earnings of its unconsolidated investees. SC-USREALTY, SC-US, SC-E and SC-ARBITRAGE, in accordance with generally accepted accounting principles, include unrealized gains or losses on their investments in their earnings. This component of earnings or loss fluctuates with changes in the prevailing market prices for the shares of the real estate companies in which they invest. The fluctuation in market prices does not have an impact on cash flow, but the general decline in real estate equity security prices during 1998 has had a significant adverse impact on Security Capital's equity in earnings of these investees.

Presented below is Security Capital's equity in earnings (loss) of affiliates for the three and nine months ended September 30, 1998 and 1997, and Security Capital's common share ownership interest in affiliates as of September 30, 1998 and 1997 ($'s in millions):

                                                Equity in Earnings (Loss)                     % Ownership
                                    -------------------------------------------------   -----------------------
                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,              September 30,
                                    -----------------------   -----------------------   -----------------------
                                       1998         1997         1998         1997         1998         1997
                                    ----------   ----------   ----------   ----------   ----------   ----------
     PROLOGIS                       $     (3.6)  $    (24.2)  $     17.7   $     (6.5)     40.5%        43.0%
     ARCHSTONE                            16.3         (7.9)        51.7         29.4      38.1%        33.2%
     SC-USREALTY                        (109.4)        55.7       (163.3)        90.8      34.5%        31.3%
     SC-ER                                 0.6           --         (0.8)          --      34.6%          --
     SHC                                  (3.3)        (1.4)        (2.4)        (1.4)     30.4%        49.4%
     SC-PG                                (4.6)         4.8         (4.0)         4.8      10.7%        12.0%
                                    ----------   ----------   ----------   ----------
                                    $   (104.0)  $     27.0   $   (101.1)  $    117.1
                                    ==========   ==========   ==========   ==========

The increase in Security Capital's equity in PROLOGIS' earnings for the three and nine months ended September 30, 1998, is primarily due the one-time non-cash expense of $75.4 million, in September 1997, related to PROLOGIS' acquisition of its REIT and property management companies from Security Capital; partially offset by interest rate hedge expense, increases in depreciation expense, preferred share dividends and increased weighted average common shares outstanding in 1998. Additionally there was an increased number of distribution properties in operation in 1998 as compared to 1997 and increased rental rates on renewal leases for previously occupied space and an overall decrease in operating and general and administrative expenses.

The increase in Security Capital's equity in ARCHSTONE's earnings, for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is primarily due to a one-time non-cash expense of $71.7 million, in September 1997, related to ARCHSTONE's acquisition of its REIT and property management companies from Security Capital, the merger of ATLANTIC into ARCHSTONE in July 1998, and for the three months ended September 30, 1998, an increase in gains on dispositions of real estate.

The decrease in Security Capital's share of SC-USREALTY's earnings for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is primarily due to a decrease in unrealized appreciation of investments ($388.1 million for the third quarter and $601.0 million for the first nine months of
1998) due to the decline in the market value of REIT stocks generally, including those owned by SC-USREALTY. SC-USREALTY's realized gains on its non-strategic real estate portfolio investments decreased by $6.6 million for the third quarter of 1998 and increased by $10.3 million for the first nine months of 1998 compared to the same periods in 1997. SC-USREALTY's net investment income
(defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) increased by $3.0 million for the quarter and $17.8 million for the first nine months of 1998 as compared to the same periods in 1997.

The decline in the real estate equity markets in 1998 may impact the ability of operating affiliates of Security Capital to access the equity and debt markets, which could adversely impact their ability to maintain their historical growth rates. However, this should be partially mitigated by the affiliates' ability to maximize the performance of their portfolio of operating properties.


Room Revenue and Rental Expenses from Homestead

Homestead's room revenue increased from $15.9 million to $39.7 million, a 150% increase for the three months ended September 30, 1998, compared to the same period in 1997 and increased from $40.4 million to $101.0 million, a 150% increase for the nine months ended September 30, 1998, compared to the same period in 1997. Homestead's rental expenses increased from $7.0 million to $17.2 million, a 146% increase for the three months ended September 30, 1998, compared to the same period in 1997 and increased from $17.4 million to $43.5 million, a 150% increase for the nine months ended September 30, 1998, compared to the same period in 1997. Homestead's 61 property openings from the end of the third quarter of 1997 through the end of the third quarter of 1998 was the primary reason for both the increase in room revenue and rental expenses. The slight decrease in property operating income margin to 57.0% is due to the lease up phase associated with property openings.

Financial Services Division Revenues

The components of Financial Services Division revenues were as follows (in millions):

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,                 September 30,
                                                           -------------------------   -------------------------
                                                               1998          1997          1998          1997
                                                           -----------   -----------   -----------   -----------
         Global Capital Management                         $      13.4   $       7.4   $      35.0   $      18.0
         Global Capital Markets                                    5.2           5.1          26.3           7.7
         Corporate Services                                        4.9           1.7          12.8           2.5
         REIT and property management fees                          --          18.4            --          63.2
         Real Estate Research                                      0.4           0.1           0.9           0.3
                                                           -----------   -----------   -----------   -----------
            Total Financial Services Division revenues            23.9          32.7          75.0          91.7
            Less amounts eliminated in consolidation              (1.5)         (1.0)         (4.3)         (2.0)
                                                           -----------   -----------   -----------   -----------

         Consolidated Financial Services
            Division revenues                              $      22.4   $      31.7   $      70.7   $      89.7
                                                           ===========   ===========   ===========   ===========

The decrease in Financial Services Division revenues for the three and nine months ended September 30, 1998, compared to the same periods in 1997 was primarily attributable to the September 9, 1997, sale of the PROLOGIS, ATLANTIC and ARCHSTONE REIT Managers and Property Managers substantially offset by: (i) the growth in assets managed by Global Capital Management (shown in the following table), which generated increased advisory and management fees; (ii) an increase in corporate services and real estate research services revenue; and
(iii) for the nine months ended September 30, 1998, as compared to the same period in 1997, an increase in global capital markets fees generated by transactions related to new affiliates.

The following table reflects the assets under management by the Global Capital Management Group as of September 30, 1998 and 1997 (in millions):

                                                  September 30,
                                        ---------------------------
                                            1998             1997
                                        -------------    --------------
         SC-USREALTY                    $       2,922    $        2,466
         SC-ER                                  1,014                --
         SC-PG                                    736               139
         Investment Funds                         142               133
                                        -------------    --------------
                                        $       4,814    $        2,738
                                        =============    ==============

Growth in Financial Services Division revenues is expected to come primarily from management and advisory revenues earned by the Global Capital Management Group and fees earned by the Corporate Services Group and the Real Estate Research Group. The decline in real estate security stock prices may make it more difficult to attract assets to the company's investment funds and investees which could, in turn, impact future revenue growth for the Global Capital Management Group or the Global Capital Markets Group. Additionally, the decline in real estate securities prices has reduced the value of assets under management in closed-end managed entities, thereby decreasing fee income to Security Capital for managing such entities. Any reduced growth could be partially offset by increases in other Financial Services revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given.

Realized capital gains (losses)

Realized capital gains decreased from net capital gains of $1.2 million to net capital losses of $13.9 million ($14.6 million adjusted for reclassification and minority interest) for the three months ended September 30, 1998, compared to the same period in 1997 and decreased from net capital gains of $1.2 million to net capital losses of $11.4 million for the nine months ended September 30, 1998, compared to the same period in 1997. This decrease is due to the decrease in the market value of SC-US's, SC-ARBITRAGE's and SC-E's investments.


Increase (decrease) in Market Value of investments

Market value of investments decreased from an increase of $15.4 million to a decrease of $8.0 million for the three months ended September 30, 1998, compared to the same period in 1997 and decreased from an increase of $18.7 million to a decrease of $17.4 million for the nine months ended September 30, 1998 compared to the same period in 1997. This decrease is due to the decrease in the market value of SC-US's, SC-ARBITRAGE's and SC-E's investments.

At September 30, 1998, SC-US had investments at cost and fair market value of approximately $108.7 million and $105.5 million, respectively. At September 30, 1998, SC-ARBITRAGE had investments at cost and fair market value of approximately $21.9 million and $21.1 million, respectively. At September 30, 1998, SC-E had investments at cost and fair market value of approximately $21.7 million and $20.9 million, respectively.


Other Income, net

Other income increased from $1.9 million to $7.6 million for the three months ended September 30, 1998, compared to the same period in 1997 and increased from $4.8 million to $18.0 million for the nine months ended September 30, 1998, compared to the same period in 1997. The increase is primarily due to interest income on SHC debentures and additional dividend income earned by the investment funds.


Financial Services Division Expenses

Financial Services Division expenses decreased from $27.1 million to $18.8 million, a 31% decrease for the three months ended September 30, 1998, compared to the same period in 1997, and decreased from $83.2 million to $50.5 million, a 39% decrease for the nine months ended September 30, 1998, compared to the same period in 1997. These decreases primarily resulted from the sale of the REIT and property management companies which incurred $20.4 million and $59.7 million of expenses for the three and nine months ended September 30, 1997, respectively. This decrease was partially offset by increased personnel expenses related to the Financial Services Division activity.


General, Administrative and Other

General, administrative and other expenses increased from $10.2 million to $14.2 million, a 39% increase for the three months ended September 30, 1998, compared to the same period in 1997, and increased from $33.8 million to $40.9 million, a 21% increase for the nine months ended September 30, 1998, compared to the same period in 1997. These increases result primarily from additional personnel and related costs.

Interest Expense

Interest expense for the three months ended September 30, 1998 and 1997, is summarized as follows (in millions):

                                        Security Capital          Homestead              Total
                                      --------------------  --------------------  --------------------
                                         1998       1997       1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------  ---------  ---------
     Convertible debentures           $     5.2  $    28.2  $      --  $      --  $     5.2  $    28.2
     Lines of credit                        3.5        3.2        4.9         --        8.4        3.2
     Senior unsecured notes                 9.1         --         --         --        9.1         --
     Mortgage notes payable                  --         --        8.3        7.1        8.3        7.1
     Capitalized interest                  (0.5)        --       (6.6)      (7.1)      (7.1)      (7.1)
                                      ---------  ---------  ---------  ---------  ---------  ---------
        Total                         $    17.3  $    31.4  $     6.6  $      --  $    23.9  $    31.4
                                      =========  =========  =========  =========  =========  =========

Interest expense for the nine months ended September 30, 1998 and 1997, is summarized as follows (in millions):

                                        Security Capital          Homestead               Total
                                      --------------------  --------------------  --------------------
                                         1998       1997       1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------  ---------  ---------
     Convertible debentures           $    15.7  $    82.9  $      --  $      --  $    15.7  $    82.9
     Lines of credit                       15.6        5.8        9.7         --       25.3        5.8
     Senior unsecured notes                 9.9         --         --         --        9.9         --
     Mortgage notes payable                  --         --       24.3       59.6       24.3       59.6
     Capitalized interest                  (0.9)        --      (20.3)     (59.6)     (21.2)     (59.6)
                                      ---------  ---------  ---------  ---------  ---------  ---------
        Total                         $    40.3  $    88.7  $    13.7  $      --  $    54.0  $    88.7
                                      =========  =========  =========  =========  =========  =========

Interest expense on the Convertible Debentures decreased primarily due to the conversion of $715.8 million principal amount of 2014 Convertible Debentures to Class A Common Shares in the fourth quarter of 1997.

The increase in Security Capital's line of credit interest expense is primarily due to increased weighted average borrowings, partially offset by decreased average interest rates.


Depreciation and Amortization

Depreciation and amortization increased from $4.5 million to $9.2 million, a 104% increase for the three months ended September 30, 1998, compared to the same period in 1997, and increased from $10.6 million to $24.1 million, a 127% increase for the nine months ended September 30, 1998, compared to the same period in 1997. These increases primarily resulted from additional Homestead property openings, partially offset by decreased Financial Services Division depreciation due to the sale of the REIT and property management companies.


Provision for Income Taxes

The effective tax rates for the three and nine month periods ending September 30, 1998, were less than 35%. This reduced rate reflects the impact of the unbenefited net deferred tax assets in consolidated subsidiaries partially offset by a substantially lower tax rate on revenue generated in a foreign jurisdiction in which Security Capital is essentially permanently invested. The effective tax rates for the three and nine month ending September 30, 1997, were greater than 35% primarily due to the value ($49.9 million) assigned to the nondeductible Class B warrants issued to the ARCHSTONE and PROLOGIS shareholders, the effects of deconsolidating ATLANTIC, and the impact of the net deferred tax assets in consolidated subsidiaries.


Preferred Share Dividends

Preferred Share dividends increased from $2.6 million to $4.5 million, a 73% increase for the three months ended September 30, 1998, compared to the same period in 1997. This increase is due to the exchange of Series A Preferred Shares and certain Class B Common Shares for new Series B Preferred Shares in May 1998. See Note 5 to the Consolidated Financial Statements for further discussion. Preferred Share dividends increased from $7.8 million to $30.6 million for the nine months ended September 30, 1998, compared to the same period in 1997 due to the exchange plus a non-cash dividend of $19.8 million in May 1998 as described in Note 5 to the Consolidated Financial Statements.


Extraordinary item

The extraordinary loss on the early extinguishment of debt, net of minority interest, in the amount of $17.7 million for the three and nine months ended September 30, 1998, relates to the mortgage loan purchase agreement entered into by Homestead with ATLANTIC and Merrill Lynch Mortgage Capital Inc. (MLMC). See the description of this transaction in Mortgage Notes Payable under Liquidity and Capital Resources.


Liquidity and Capital Resources

Overview

Security Capital's investment activities consist primarily of investments in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Financial Services Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies which conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities through the sale of stock and convertible securities, borrowings under lines of credit and, in June 1998, issuance of unsecured long-term debt.


Operating Activities

Cash provided by operating activities increased by $66.7 million during the first nine months of 1998 as compared to the first nine months of 1997. This increase is primarily due to a $29.6 million increase in distributions from unconsolidated investees to $107.7 million for the nine months ended September 30, 1998. The $37.1 million increase in net non-cash adjustments related to equity in earnings of unconsolidated investees, provision for deferred taxes, the change in unrealized appreciation on investments, depreciation and amortization and the gain on sale of management companies in the third quarter of 1997.

Investing and Financing Activities

Security Capital's investing activities used approximately $614.4 million of cash, and Homestead's used $393.2 million, for the nine months ended September 30, 1998, as compared to $405.0 million and $255.1 million, respectively, for the nine months ended September 30, 1997. Security Capital's investing activities during the nine months ended September 30, 1998, primarily consisted of: (i) $336.3 million investment by Security Capital in common shares of SC-ER;
(ii) $175 million investment by Security Capital in securities of SHC; (iii) $66.5 million investment in securities of various other affiliates, including SC-USREALTY, SC-PG and others; and (iv) $36.6 million investment by Security Capital in securities of publicly traded real estate securities. Security Capital's investing activities during the nine months ended September 30, 1997, consisted primarily of: (i) $303.5 million investment by Security Capital in securities of various affiliates, and (ii) $101.5 million investment by Security Capital in securities of other publicly traded real estate securities.

Security Capital's financing activities provided net cash flow of $905.9 million for the nine months ended September 30, 1998, as compared to $933.9 million for the nine months ended September 30, 1997. Security Capital's financing activities in the first nine months of 1998 primarily consisted of: (i) net proceeds from the lines of credit borrowings of $385.3 million; (ii) net proceeds from the issuance of senior unsecured notes of $499.6 million and (iii) proceeds from the sale of common stock to minority interest holders (Homestead) of $32.2 million. Security Capital's financing activities in the first nine months of 1997 primarily consisted of: (i) $691.6 million of net proceeds from the issuance of common shares; (ii) $98.7 million of net proceeds from the issuance of convertible debt; and (iii) $158.3 million of proceeds from the issuance of mortgage notes payable by Homestead.

Security Capital has committed, through June 30, 1999, to purchase up to $200 million of subordinated convertible debentures of Homestead. In addition, Security Capital and its affiliates have committed to $518 million in equity subscriptions to SC-ER, of which $336.9 million has been funded as of September 30, 1998.

Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies) and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and committed investments during 1998 and 1999. In the longer term, Security Capital intends to finance its business activities (including investments in new business initiatives and additional investments in existing affiliates) through its line of credit and future issuances of equity and debt securities. In September 1998 Security Capital filed a $1 billion shelf registration statement with the Securities and Exchange Commission, which can be issued as equity or debt as needed by Security Capital. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings. Security Capital does not guarantee the obligations of its operating affiliates.


Security Capital's consolidated investee had the following financing activities:

o In January 1998, Homestead completed a rights offering of common shares, realizing $154.2 million of net proceeds.

o Other resources to fund Homestead's development program consist of its remaining capacity on its revolving line of credit facilities and to a lesser extent, cash from operations in excess of operating needs.

o  Also see "Lines of Credit - Homestead," below.


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

The line of credit contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio, a cash flow/fixed charge coverage ratio, a secured debt limit, an unsecured liabilities to unencumbered pool value ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The agreement provides that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series B Preferred Shares. As of September 30, 1998, there was $265.5 million outstanding under this line of credit and Security Capital and SC Realty were in compliance with all financial covenants.

     Homestead

Homestead's secured revolving line of credit facility with Commerzbank AG ("CAG") was renewed on April 24, 1998, for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the Federal Funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, the line calls for a commitment fee of 0.375% of the average unfunded balance. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.1 to 1 for the first quarter of 1998, no less than
1.25 to 1 for the second quarter of 1998, no less than 1.4 to 1 for the third and fourth quarters of 1998, no less than 1.5 to 1 for the first quarter of 1999 and no less than 1.75 to 1 thereafter on a quarterly basis, and not allow stockholders equity to be less than $325 million. The covenants also restrict payment of dividends without lender approval. As of September 30, 1998, Homestead was in compliance with all such covenants.

On April 24, 1998, Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG. These borrowings are subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5%. Covenants are identical to those under the $150 million credit facility.

On June 15, 1998, Homestead entered into an additional $200 million line of credit facility with CAG which bears interest at the Eurodollar rate plus 1% (1.25% after six months) or at a base rate of prime (prime plus 0.25% after six months). The average unfunded balance bears a commitment fee of 0.25%. The line expires February 23, 1999, and is secured by a subscription receivable from Security Capital for $200 million of convertible subordinated debentures. If the subscription is called, the proceeds must be used to first repay the lines of credit to CAG and second to fund projects under development which secure the other CAG credit facilities. The subscription agreement expires June 30, 1999, or 2 weeks after termination of the $200 million credit agreement. The subscription obligation will be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering, before June 30, 1999, and uses the proceeds to repay this credit facility and uses any remaining proceeds to fund projects under development which secure the other CAG credit facilities.

Homestead is exploring the possible sale of properties in certain non-strategic markets. The proceeds of such a sale would be used to pay down existing debt. No assurance can be given that such a sale will occur.

Capital resources in addition to those described above will be needed to fund future land acquisitions and developments and to repay or refinance existing debt upon maturity. Homestead may seek additional credit facilities and may seek to issue additional debt or equity securities. Presently, Homestead is exploring possible extensions of its bank lines of credit and is exploring alternatives to refinancing the mortgage note to MLMC. Homestead has also filed a shelf registration statement and is researching various financing alternatives utilizing securities which could be issued under the shelf, once the shelf registration is declared effective. However, there is no assurance that Homestead will be able to obtain such financing as and when required or on acceptable terms. As a result of the reorganization expenses Homestead anticipates, it will not meet its bank lines of credit debt service coverage ratio covenant for the fourth quarter of 1998. Homestead has initiated discussions with the banks to seek a waiver of this covenant for the fourth quarter of 1998.

As of September 30, 1998, Homestead had approximately $636 million of indebtedness outstanding and expects to utilize an additional approximate $86 million of its lines of credit to fund developments in process. Approximately $200 million of this indebtedness matures in the first quarter of 1999, and approximately $300 million matures in the second quarter of 1999. Homestead is in discussion with its lenders and other parties regarding the refinancing of its indebtedness maturing next year and will seek to refinance or extend all of this indebtedness. Homestead is also exploring other means to obtain financing to replace existing idebtedness and to find additional development.

Senior Unsecured Notes

On June 23, 1998, Security Capital issued $500 million of Senior Unsecured Notes in three tranches: (i) 6.95% notes, with an original principal amount of $200 million, net of original issue discount, due June 15, 2005; (ii) 7.15% notes, with an original principal amount of $100 million, net of original issue discount, due June 15, 2007; and (iii) 7.70% notes, with an original principal amount of $200 million, due June 15, 2028. Interest is payable on all notes on June 15 and December 15 of each year, commencing December 15, 1998. Such notes were exchanged for identical registered securities on September 4, 1998.

All of the foregoing Senior Unsecured Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Senior Unsecured Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

Under the terms of the Indenture, Security Capital can incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition Security Capital will not at any time permit its consolidated tangible net worth, as defined, to be less than $1.5 billion. At September 30, 1998, Security Capital was in compliance with all debt covenants relating to the Notes.

Derivative Financial Instruments

Security Capital utilizes derivative instruments in anticipation of future financing transactions in order to manage well-defined interest rate risk. Through hedging, Security Capital believes it can effectively manage the risk of increases in interest rates on future debt issuances. In May 1998, in anticipation of the June 1998 $500 million debt offering, Security Capital entered into three forward treasury lock transactions with a total notional amount of $375 million. Upon the closing of the debt offering, these contracts were terminated on June 18, 1998, resulting in losses totaling $9.5 million. Such loss will be amortized and included as a component of interest expense over the term of the related notes. As of September 30, 1998, the Company had no interest rate hedging contracts outstanding.


Mortgage Notes Payable

Homestead has $221.3 million of convertible mortgage notes which are convertible, at the option of ARCHSTONE, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with ARCHSTONE (through its merger with ATLANTIC) and MLMC whereby $98 million of Homestead convertible mortgage notes that were held by ARCHSTONE were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ARCHSTONE. The amount paid to ARCHSTONE was based on trailing market prices of Homestead common stock at the time the agreement was entered into, which exceeded the conversion price of the mortgage at that date. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ARCHSTONE sold such modified notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The note is collateralized by 26 Homestead properties (totaling $227.0 million of historical cost at September 30, 1998) which were formerly collateral for the ARCHSTONE mortgage notes. The $122 million mortgage note matures June 30, 1999 (subject to extension by the holder of the mortgage notes), and provides for interest-only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter, with options to extend.

The transaction resulted in an early extinguishment of debt measured as the difference between the $98.0 million carrying amount of the original mortgage notes to ARCHSTONE and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt and transaction costs amounted to $25.3 million and was recorded as an extraordinary item in third quarter of 1998.


2016 Convertible Debentures

At September 30, 1998, Security Capital had approximately $322.8 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Common Shares at $1,153.90 per share (compared to a September 30, 1998, NYSE closing price of $910 per share) at the option of the holder. The 2016 Convertible Debentures became convertible on September 18, 1998. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

Year 2000 Issue

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of Security Capital's Year 2000 compliance program.

Security Capital has been working on the Year 2000 issue since July 1997. Security Capital and most of its affiliates have had action programs since that time to certify or replace all technology systems that might be affected, including "embedded" systems such as elevators and HVAC equipment. As of October 30, 1998, Security Capital has either certified, replaced or expects to replace by yearend substantially all of its critical systems with Year 2000 compliant systems. The remaining systems are expected to be upgraded or replaced by June 1999. Among Security Capital's affiliates three have certified all of their systems; the other affiliates are in various stages of conversion to Year 2000 compliant systems. The latest expected date for full compliance is July 1999.

Security Capital, as a real estate research, investment and operating management company, believes that it has relatively modest potential exposure to Year 2000 issues. Security Capital intends to focus its efforts to ensure that none of its affiliates will encounter Year 2000 issues, including providing direct and indirect assistance to those companies.

The majority of the operating and financial management functions of the affiliated operating companies supported by computer systems are billing tenants and leasing space. Neither of these functions is likely in the worst case scenarios to represent a serious financial impact since they could be manually corrected or circumvented without significant revenue loss to the affiliated operating companies.

Exposure to embedded system problems in elevators, HVAC, access control and refrigeration systems for affiliated operating companies is expected to be minimal. Most of these systems are no more than 6 years old and partially completed surveys conducted by affiliates show that these systems are already compliant or can be readily upgraded to Year 2000 compliant versions. Most of the potential costs for determining compliance of embedded systems is due to the internal and external staffing costs to identify, survey and test each system.

Assessing suppliers' readiness for Year 2000 has not been completed. Security Capital and its affiliates have numerous properties throughout the United States and in Europe and Mexico serviced by many generic service providers such as utilities and telecommunications. In general, tenants have individual contracts for generic services, so Security Capital's affiliates exposure is generally limited to "common area" facilities. Security Capital and its affiliates have little influence over utility providers and local exchange carriers; however, Security Capital expects little potential risk in this highly scrutinized area.

Specialty (as opposed to commodity) services providers such as banks and benefit administration companies have responded to surveys stating that they expect to be Year 2000 compliant early in 1999. Security Capital and its affiliates will perform tests of these systems during the first half of 1999 but expect no major problem or exposure from any of the specialty service providers. There are no commodity or specialty services provided to Security Capital or its affiliates that are believed to represent a material risk or result in a material adverse financial impact in the most likely worst case scenario.

All of the major systems used by Security Capital are either Year 2000 compliant, specifically the corporate accounting, mutual fund management and cash management systems, or will be converted to Year 2000 compliant ready systems by the end of 1998, specifically the payroll system. Security Capital is a tenant in a number of office buildings in the United States and Europe. Landlord and supplier surveys for those buildings are not yet complete, but no material impact is expected to be caused by building related problems.

Third party costs to address Year 2000 issues have been less than $50,000 to date and are not expected to exceed $250,000 in any likely worst case scenario. Security Captial does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its information technology group. Security Capital's investment in new accounting, payroll and cash management systems is due to rapid growth over the last five years and a desire to automate a greater number of processes, and is not attributable to Year 2000 issues. However, in considering and implementing these new systems, Security Capital believes it took all appropriate steps to ensure that these new systems are Year 2000 compliant.

Contingency plans to deal with unexpected and undetected problems caused by Year 2000 are focused on manual correction and rework. No material revenue loss is expected to be caused by late billings or accounting entries.

Potential liabilities to third parties would be limited to private and public investors, because Security Capital is not providing management or operating real estate. There is no "reasonably likely worst case" known or apparent to Security Capital that would result in a material liability to a third party. The risk of increased cost or lost revenue in the event of the most reasonably likely worst case scenario is not expected to be material in any series of events or potential problems caused by the Year 2000, either for Security Capital directly or to any of its affiliated companies.

There can be no assurance that Year 2000 remediation by Security Capital and its affiliates or third parties will be properly and timely completed and failure to do so could have a material adverse effect on Security Capital, its business and its financial condition. Security Capital cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties, many of which are outside its control, such as (i) whether significant third parties, such as banks and utilities, properly and timely address the Year 2000 issue and
(ii) whether broad-based or systematic economic failures may occur. Security Capital will continue to monitor these issues through its Year 2000 compliance program.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits

         12.1  Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends


         15 Letter from Arthur Andersen LLP, dated November 12, 1998, regarding unaudited financial information


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



                                   SECURITY CAPITAL GROUP INCORPORATED

                                                /s/    Paul E. Szurek
                                      ---------------------------------------
                                      Paul E. Szurek, Chief Financial Officer
                                           (Principal Financial Officer)




                                                /s/    James C. Swaim
                                       --------------------------------------
                                           James C. Swaim, Vice President
                                           (Principal Accounting Officer)



Date: November 16, 1998