Form 10-K
period 1998-12-31
SECURITY CAPITAL GROUP INC/
filed 1999-03-31
CIK 923687

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from to

                        Commission File Number 1-13355

                      SECURITY CAPITAL GROUP INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)

               Maryland                              36-3692968
     (State or Other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization)             Identification No.)

                              125 Lincoln Avenue
                          Santa Fe, New Mexico 87501
             (Address of Principal Executive Offices and Zip Code)

                                (505) 982-9292
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                Title of Each Class                      on Which Registered
                -------------------                     ---------------------
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

                                     NONE

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing price of the registrant's Class A and Class B Common Stock on March 5, 1999, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,518,409,298.

   At March 5, 1999, there were 1,460,156 shares of the registrant's Class A Common Stock outstanding and 49,061,540 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for the 1999 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                             Description                              Page
 ----                             -----------                              ----

                                     PART I

  1.  Business...........................................................    1
  2.  Properties.........................................................   22
  3.  Legal Proceedings..................................................   30
  4.  Submission of Matters to a Vote of Security Holders................   30

                                    PART II

      Market for the Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................   31
  6.  Selected Financial Data............................................   32
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................   33
  7A. Quantitative and Qualitative Disclosure About Market Risk..........   56
  8.  Financial Statements and Supplementary Data........................   57
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure Matters.......................................   57

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   57
 11.  Executive Compensation.............................................   57
 12.  Security Ownership of Certain Beneficial Owners and Management.....   57
 13.  Certain Relationships and Related Transactions.....................   58

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   58

                                    PART I

Item 1. Business

Overview

   Security Capital Group Incorporated ("Security Capital") is a global real estate research, investment and operating management company. Security Capital operates its businesses through two divisions. The Capital Division generates EBDADT* (earnings before depreciation, amortization and deferred taxes) principally from its ownership of private and public strategic real estate operating company investments. The Financial Services Division generates EBDADT through service fees for real estate research, capital management, capital markets and other corporate and financial services. The Capital Division accounted for 89.9% and the Financial Services Division accounted for 10.1% of Security Capital's $234.4 million of reported EBDADT for 1998. At December 31, 1998, Security Capital's fully converted shareholders' equity, based on fair value, assuming conversion of all convertible securities and common stock equivalents, was $3.38 billion.

   The Capital Division provides business strategy and operating and capital deployment oversight to the companies in which Security Capital has direct and indirect strategic ownership positions. Since its inception, the Capital Division has directed significant expenditures, both in the United States and internationally, in research and development to create new, fully integrated, value-added real estate operating companies with proprietary customer-delivery systems. The Capital Division works closely with the management of affiliated private start-up and public investees to ensure their long-term sustainable cash flow growth. At December 31, 1998, the Capital Division oversaw strategic investments in 17 private and public real estate operating companies focused in apartment communities, assisted living residential communities, city center retail, corporate extended stay lodging, corporate office, international distribution, luxury and upscale hotels, manufactured housing communities, neighborhood infill shopping centers, parking and self-storage. The Capital Division also oversees several new niche businesses that are currently at various stages of research and development. These operating companies had a combined total market capitalization of $24.0 billion at December 31, 1998.

   The Financial Services Division's Capital Markets Group provides capital markets services to various affiliates, including operating companies and investment entities. The Corporate Services Group provides administrative, processing and technology services to various affiliated operating companies and investment entities. The Global Capital Management Group manages capital invested in real estate securities with both short to intermediate-term and long-term investment objectives. At December 31, 1998, the Global Capital Management Group provided real estate securities management services for entities with total assets under management of $4.99 billion. The Real Estate Research Group conducts proprietary real estate research and provides analyses of short-term trends and long-term market conditions to Security Capital's affiliates.

   As of December 31, 1998, Security Capital employed 578 people at the corporate level, and its affiliated operating companies employed 14,958 people. The principal offices of Security Capital and its directly owned affiliates are in Amsterdam, Atlanta, Brussels, Chicago, Denver, El Paso, Houston, London, Luxembourg, New York, Santa Fe and Tokyo.

   The global real estate industry is in the early stages of a dramatic transition from ownership in "passive hands" to becoming a securitized industry with a more rational approach to capital allocation and operating management. As public real estate investment enterprises become more prevalent, a greater percentage of the
--------
*Management considers EBDADT to be the appropriate measure of the performance of real estate enterprises, as it most clearly reflects the impact of both operating performance and capital structure. EBDADT represents earnings before depreciation, amortization and deferred taxes. EBDADT should not be considered as an alternative to net earnings or any other generally accepted accounting principles ("GAAP") measurement of performance as an indicator of Security Capital's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of Security Capital's liquidity.

industry's new capital is moving to publicly traded, fully integrated, value-added operating companies. Securitized holdings offer significant benefits to institutional and retail investors, including enhanced liquidity, real-time pricing and the opportunity for optimal growth and sustainable competitive rates of return.

   The following chart shows the components of the Capital Division and the Financial Services Division.

                                  [ART WORK]

  * Archstone Communities Trust        Capital Markets Group
  * BelmontCorp                        Corporate Services Group
  * Homestead Village Incorporated     Global Capital Management Group
  * ProLogis Trust                        Investment Funds/Separate Accounts
  * Strategic Hotel Capital               Managed Entities
     Incorporated
 ** Access Self-Storage S.A.           Real Estate Research Group
 ** Akeler S.A.
 ** Bernheim-Comofi S.A. and
     Interparking S.A.
 ** City & West End Properties S.A.
 ** London and Henley S.A.
*** CarrAmerica Realty Corporation
*** City Center Retail Trust
*** CWS Communities Trust
*** InterParking Incorporated
*** Regency Realty Corporation
*** Storage USA, Inc.
*** Urban Growth Property Trust

--------
*  Directly owned by Security Capital
** Indirectly owned through Security Capital European Realty
***Indirectly owned through Security Capital U.S. Realty

The Capital Division

   The Capital Division provides business strategy and operating and capital deployment oversight to the companies in which Security Capital has direct or indirect strategic ownership positions. Security Capital plans to pursue investments in private companies that have highly focused business strategies that management believes have prospects for sustained growth and may become leaders in their respective sectors. Security Capital expects to benefit as these companies experience growth in earnings and increases in share prices. No assurance can be given that Security Capital will achieve these results on future strategic investments.

                              Direct/Indirect Direct/Indirect
                               Common Share        Full         Equity Market
           Investees             Ownership     Ownership(1)   Capitalization(1)
           ---------          --------------- --------------- -----------------
                                                                (in millions)
   Archstone Communities
    Trust....................       38.1%           36.2%          $3,050
   BelmontCorp...............      100.0           100.0               40
   Homestead Village
    Incorporated(2)..........       69.8            43.6              275
   ProLogis Trust(3).........       40.4            35.4            2,926
   Strategic Hotel Capital
    Incorporated.............       30.4            23.7            1,710
   Security Capital European
    Realty(4)................       34.6            34.6            1,500
     Access Self-Storage
      S.A.(5)(6).............       97.2            98.5              231
     Akeler S.A.(5)..........       94.2            89.0              250
     Bernheim-Comofi S.A./
      Interparking
      S.A.(5)(7).............      100.0           100.0              355
     City & West End
      Properties S.A.(5).....       99.3            97.9              268
     London and Henley
      S.A.(5)................       91.5            97.2              265
   Security Capital U.S.
    Realty(4)................       35.0            30.8            1,949
     CarrAmerica Realty
      Corporation(5).........       42.9            34.7            1,976
     City Center Retail
      Trust(5)...............       99.9            99.9              350
     CWS Communities
      Trust(5)...............       96.1            83.7              388
     InterParking
      Incorporated(5)........        6.9            38.4               16
     Regency Realty
      Corporation(5)(8)......       60.9            55.3            1,379
     Storage USA, Inc.(5)....       42.4            37.4            1,035
     Urban Growth Property
      Trust(5)...............       98.7            99.2              300

--------
(1) Full ownership and equity market capitalization are as of December 31, 1998, and assume contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares, and options and warrants for common shares have been exercised (excluding conversions or exercises with a strike price more than the December 31, 1998, market value). The resulting number of common shares is multiplied by the closing price of the common shares on such date for those companies listed on an exchange or, in the case of private entities, the last private equity offering price. See "Operating Companies' Market Price Information and Financial Performance."
(2) Ownership of Homestead Village Incorporated ("Homestead") assumes that all convertible mortgage notes have been funded and converted into shares of Homestead common stock. Ownership of Homestead does not include any indirect ownership Security Capital may obtain in Homestead upon conversion of convertible mortgage notes.
(3) On completion of the merger between ProLogis Trust ("ProLogis") and Meridian Industrial Trust (discussed below), Security Capital's common share ownership in ProLogis will be 30.9% and ProLogis' equity market capitalization is expected to be approximately $4.0 billion.
(4) The European management and Boards of Directors of Security Capital European Realty ("SC-European Realty") and Security Capital U.S. Realty ("SC-U.S.Realty") receive operating and investment advice from Security Capital European Realty Management S.A. and Security Capital U.S. Realty Management S.A., respectively, who subcontract certain research and advisory activities from their affiliates, the Global Capital Management Group and the Capital Division.

(5) This company is an investee of SC-European Realty or SC-U.S.Realty through a subsidiary and is not directly owned by Security Capital. The ownership percentage reflected is that of SC-European Realty or SC-U.S.Realty.
(6) SC-European Realty's storage interests are operated under two groups, Access Self-Storage in Europe and Millers Storage in Australia.
(7) SC-European Realty owns 100% of Bernheim-Comofi S.A., which in turn owns 73.6% of Interparking S.A.
(8) Represents Regency Realty Corporation ("Regency") and Pacific Retail Trust ("Pacific Retail") as if the merger between them had taken place as of December 31, 1998 (see discussion below) and converts Pacific Retail shares to Regency's valuation.

   For further information with respect to (i) Security Capital's direct ownership interests in Archstone, Homestead, ProLogis and SC-U.S.Realty, (ii) the historical high and low sale prices of the common shares for such companies, as well as the cash dividends declared by such companies, and (iii) Security Capital's unrealized appreciation or depreciation in its investment in the securities of such companies, see "Operating Companies' Market Price Information and Financial Performance."

 Capital Division strategic investments include the following:

 . Archstone Communities Trust ("Archstone") (NYSE: ASN). Archstone is a leading real estate operating company. Archstone's focus is on the development, acquisition, redevelopment, operation and long-term ownership of apartment communities in growing markets with high barriers to entry across the United States. Archstone is focused on generating long-term, sustainable growth in per share cash flow. Archstone expects to achieve long-term cash flow growth by maximizing the operating performance of its core assets through value-added asset management and by executing a research-based investment strategy that allows Archstone to redeploy capital from existing assets with limited growth prospects into targeted developments with optimal prospects for growth. In July 1998 Archstone and Security Capital Atlantic Incorporated ("Atlantic") consummated their merger. Pursuant to the merger transaction, Atlantic was merged into Archstone, which continues its existence under the name "Archstone Communities Trust". Security Capital is Archstone's largest shareholder. As of December 31, 1998, Archstone had 305 apartment communities representing 88,631 units, including 12,120 units under construction and an estimated 7,170 units in planning, owned or under control. Archstone has $221.3 million in principal amount of convertible mortgage notes which will be convertible into a total of 19,246,402 shares of Homestead common stock, which would represent approximately 31.4% of the fully converted common shares of Homestead as of December 31, 1998.

 . BelmontCorp ("Belmont"). Belmont was formed in February 1997 and is focused on becoming the preeminent developer, owner and operator of moderately priced senior assisted living facilities in the United States. Belmont intends to create shareholder value through its purpose built facility design, moderate priced positioning and proprietary operating system. Belmont opened its first property in November 1998, and has three properties under development and eight properties in planning as of December 31, 1998. Belmont is creating its communities in large metropolitan markets with excellent senior demographics and high barriers to entry. Each community site is in an infill location with easy access to medical facilities in a prime suburban area of a large metropolitan market.

 . Homestead Village Incorporated (NYSE: HSD). Homestead is committed to creating significant shareholder value by becoming a leading operator of moderate priced, extended stay lodging properties in the United States. Homestead's strategic focus is on the corporate business traveler. Homestead was created in 1992 through extensive research and development and became a public company in October 1996. Homestead seeks to achieve long-term growth in cash flow by focusing on infill locations proximate to major business centers and convenient to services desired by customers. Homestead seeks to build a national brand recognized and valued by major corporate customers by concentrating on delivering high-quality service and product in desirable locations. As of December 31, 1998, Homestead had 120 Homestead Village properties in operation with 16,180 total rooms and had 16 properties under construction with 2,040 rooms.

 . ProLogis Trust (NYSE: PLD). ProLogis is the largest U.S.-based global provider of integrated distribution services, with nearly 1,250 distribution facilities owned and operating throughout North America and Europe.

  ProLogis has built the industry's first and only global network of distribution facilities with the primary objective of building shareholder value by becoming the leading provider of distribution services. ProLogis expects to achieve this objective through the ProLogis Operating System(TM), and its commitment to be "The Global Distribution Solution" by providing exceptional corporate distribution services and facilities to meet customer expansion and reconfiguration needs globally. As of December 31, 1998, ProLogis, including its unconsolidated subsidiaries, had 126.1 million square feet of operating industrial distribution facilities.

  In November 1998, ProLogis agreed to merge with Meridian Industrial Trust ("Meridian") (NYSE:MDN), strengthening ProLogis' position in Los Angeles, Chicago and Dallas/Fort Worth--three of the largest logistics markets in the United States. The Meridian merger is subject to shareholder approval and is expected to be completed by the end of March 1999. Upon completion of the merger, ProLogis is expected to have an equity market capitalization of approximately $4.0 billion, based on the closing price of ProLogis shares on March 5, 1999. The combined company will own nearly 1,500 distribution facilities, based on the real estate assets held by ProLogis and Meridian as of December 31, 1998. The combined real estate assets, including assets held by unconsolidated subsidiaries and joint ventures, will consist of approximately 157.5 million square feet of operating distribution facilities. Also, the combined company will have 10.8 million square feet of distribution facilities under development at a total expected investment of $473.1 million in 94 North American and European markets. Additionally, the combined company will own or control approximately 5,100 acres of land for the future development of approximately 87.9 million square feet of distribution facilities. Following the merger, Security Capital will own approximately 30.9% of ProLogis' common shares and will continue to be ProLogis' largest shareholder.

 . Strategic Hotel Capital Incorporated ("Strategic Hotel"). Strategic Hotel was formed in March 1997 and has focused on becoming the preeminent owner of luxury and upscale full-service hotel properties that are subject to long-term management contracts with leading global hotel management companies. Strategic Hotel uses research driven capital deployment to identify investment opportunities in markets with high barriers to entry, develop strategic relationships with preferred operators of superior brands and enhance operating results through active, disciplined asset management. As of December 31, 1998, Strategic Hotel had made strategic investments of $2.04 billion in 25 hotels.

 . Security Capital European Realty. SC-European Realty is a research-driven,
  European-based real estate company which has the objective of becoming a preeminent publicly traded real estate operating company that owns strategic control positions in highly focused, fully integrated real estate operating/service companies predominately in Europe. SC-European Realty is deploying its capital into start-up or existing public or private real estate operating companies seeking long-term, sustainable per share cash flow growth. SC-European Realty invests in companies which have the objective of becoming leaders in their respective product and geographic niches. SC-European Realty's strategic ownership positions as of December 31, 1998, include proactive ownership positions in and commitments to five European real estate companies with a combined market capitalization of approximately $1.65 billion. SC-European Realty follows the strategy of SC-U.S.Realty (described below) as it relates to investment strategy, management, governance, operating strategies, capital policies and stock listings. The primary contrast to SC-U.S.Realty is that SC-European Realty invests in companies which operate outside of the United States. Similar to SC-U.S.Realty, SC-European Realty is organized under Luxembourg law. The European management and Board of Directors of SC-European Realty receive operating and investment advice from Security Capital European Realty Management S.A., which subcontracts certain research and advisory activities from its affiliates including the Global Capital Management Group and the Capital Division.

 SC-European Realty's Strategic Ownership Positions:

  . Access Self-Storage S.A. ("Access"). Access is a leading London-based private operator and developer of self-storage facilities. In the second quarter of 1998, SC-European Realty acquired a 91.6% interest in Acorn Storage S.A. ("Acorn"). Since then, Acorn has acquired Abacus Self-Storage and is in the process of acquiring two other self-storage companies operating in France and Germany owned by Bernheim-Comofi S.A. (Arbistock and Access). The four companies will operate under the name Access. In Europe,

    Access owns, operates or has under development 32 facilities in the UK, 17 in France, and three in Germany. In addition, on December 31, 1998, SC-European Realty acquired the leading self-storage company in Australia where it owns or operates 20 facilities mainly in the Sydney metropolitan area.

  . Akeler S.A. ("Akeler") and Bernheim-Comofi S.A. ("Bernheim-Comofi"). SC-
    European Realty's suburban office interests are operated by two private companies, Akeler and Bernheim-Comofi, which focus on the UK and continental Europe, respectively. Both companies are focused on customer driven development strategies to create a pan-European presence. Akeler owns, operates and develops suburban office and office parks primarily in the UK. As of December 31, 1998, Akeler owned and operated or had under contract to acquire or develop projects totaling over 1.1 million leasable square feet. Bernheim-Comofi owns, operates and develops suburban office and office parks primarily in Brussels. As of December 31, 1998, Bernheim-Comofi owned and operated or had under contract to acquire or develop projects totaling over 1.5 million leasable square feet.

  . City & West End Properties S.A. ("City & West End"). City & West End is a private owner, operator and redeveloper of office space in the West End of London. At December 31, 1998, City & West End owned five operating properties (approximately 438,000 square feet of space) with another three office properties under development.

  . Interparking S.A. ("Interparking S.A."). Interparking S.A. is a leading private owner/operator of off-street public parking facilities in continental Europe. As of December 31, 1998, Interparking S.A. operated 223 facilities with 110,500 parking spaces in 70 cities across six countries.

  . London and Henley S.A. ("London and Henley"). London and Henley is a leading private UK apartment owner, operator and developer. As of December 31, 1998, London and Henley's portfolio of apartment properties included 61 operating properties and 18 properties under development.

 . Security Capital U.S. Realty (Amsterdam Stock Exchange: SCUSR). SC-
  U.S.Realty has the objective of becoming a preeminent European-based real estate operating company owning, through a wholly owned subsidiary, significant strategic positions in leading value-added real estate operating companies based in the United States. Through a proactive ownership role, appropriate board representation and ongoing consultation, SC-U.S.Realty expects to influence the business strategies and operations of the companies in which it invests to increase per share cash flow. SC-U.S.Realty's strategic ownership positions as of December 31, 1998, include proactive ownership positions in and commitments to public and private U.S. real estate operating companies with a combined total market capitalization of approximately $8.78 billion. The European management and Board of Directors of SC-U.S.Realty receive operating and investment advice from Security Capital U.S. Realty Management S.A., which subcontracts certain research and advisory activities from its affiliates including the Global Capital Management Group and the Capital Division. Security Capital has advised SC-U.S.Realty that it does not intend to make its own direct strategic investments in public equity-oriented REITs in the future, other than those in which Security Capital currently owns a strategic ownership position.

    SC-U.S.Realty seeks to have 85% to 90% of its assets deployed in long-term strategic ownership positions in real estate operating companies organized as REITs and real estate operating companies which are expected in due course to become REITs.

    SC-U.S.Realty also seeks to acquire up to 10% (but generally less than 5%) of the shares of publicly traded real estate companies and to hold such positions for an intermediate term of 12 to 18 months (or shorter if the targeted returns are realized more quickly) with the objective of obtaining attractive total returns through dividends and share price appreciation. SC-U.S.Realty seeks to have 10% to 15% of its assets deployed in such publicly traded positions and, as of December 31, 1998, SC-U.S.Realty had $248.0 million (market value) of publicly traded positions in 26 companies. See "Security Capital Global Capital Management Group--SC-U.S.Realty: Special Opportunity Positions."

    As of December 31, 1998, SC-U.S.Realty owned 52,430.89 shares of Security Capital's Class A common stock, par value $.01 per share ("Class A Shares"), 1,964,286 shares of Security Capital's Class B common stock, par value $.01 per share ("Class B Shares"), and $55 million of Security Capital's 6 1/2% convertible subordinated debentures due 2016 ("2016 Convertible Debentures"). SC-U.S.Realty purchased securities of Security Capital at arm's-length prices.

 SC-U.S.Realty's Strategic Ownership Positions:

  . CarrAmerica Realty Corporation ("CarrAmerica") (NYSE: CRE). CarrAmerica is a national company focused on becoming the leading owner, operator and developer of value-driven office properties in key growth markets throughout the United States. Management of CarrAmerica seeks to achieve these objectives by offering corporate customers exceptional customer service on a national basis. At December 31, 1998, CarrAmerica owned 292 properties (approximately 22.4 million square feet of space) with another 48 office properties under construction.

  . City Center Retail Trust ("City Center Retail") is a private strategic operating company, established in 1997 to provide quality customer service and premier urban-infill locations to top U.S. and international retailers. City Center Retail is focused on the acquisition, development, operation and ownership of well-designed and well-managed urban-infill retail properties across the United States. At December 31, 1998, City Center Retail owned 27 properties (approximately 2.2 million square feet of space).

  . CWS Communities Trust ("CWS Communities") is one of the leading private manufactured home community operations in the United States. At December 31, 1998, CWS Communities owned and operated or managed, or had under development, or had under contract to acquire or develop, a total of 53 communities in nine states and Canada with a total of 17,962 homesites.

  . InterParking Incorporated ("InterParking"), formerly Parking Services
    International, is a private company focused on becoming the preferred provider of management services for top parking facility owners in the United States. InterParking expects to achieve this objective by providing superior operating and parking solutions for parking facility owners and customers on a national, regional and local basis.

  . Regency Realty Corporation (NYSE: REG). Regency is focused on becoming the leading national owner and operator of grocery-anchored, neighborhood infill shopping centers in selected growth markets throughout the United States. As of December 31, 1998, Regency had an investment in real estate of $1.3 billion in 129 retail properties operating or under development totaling 14.7 million square feet of retail space in 16 states. In February 1999, Regency completed its merger with Pacific Retail, a Dallas-based private real estate investment trust controlled by SC-U.S.Realty, which had been focused on owning and developing grocery-anchored, neighborhood infill shopping centers in the western United States. At December 31, 1998, Pacific Retail had an investment in real estate of $1.1 billion in 72 retail properties containing 8.5 million square feet of retail space. The combined company operates under the Regency name. Regency became the first national owner, operator and developer of grocery-anchored, neighborhood infill retail centers with total assets exceeding $2.4 billion, including 201 retail properties totaling more than 23.2 million square feet.

  . Storage USA, Inc. ("Storage USA") (NYSE: SUS). Storage USA is a national company formed to acquire, develop, construct, franchise and own and operate self-storage facilities in the United States. Storage USA's strategy is to maximize rents, occupancy and profitability at each of its facilities while increasing its market share in this highly fragmented self-storage real estate niche. At December 31, 1998, Storage USA owned or managed 485 self-storage facilities aggregating 31.9 million square feet in 31 states and the District of Columbia.

  . Urban Growth Property Trust ("Urban Growth") is a private company focused on acquiring, developing and owning strategically located income-producing parking assets and urban land (initially used for parking or car parks) in key urban infill locations in selected target markets throughout the United States. At December 31, 1998, Urban Growth owned 22 properties with a total of 16,429 parking spaces representing a total expected investment of $246.4 million.

The Financial Services Division

   The Financial Services Division provides real estate research as well as corporate and financial services to Security Capital and its affiliates. In addition, through the Global Capital Management Group, the Financial Services Division manages assets invested in real estate securities for open-end and closed-end entities, and institutional clients.

 Corporate Services

   SCGroup Incorporated ("SCGroup") provides accounting, cash management, human resources and benefits administration, information systems, internal audit, risk management and tax planning and compliance services for negotiated fees under administrative services agreements. These services are made available to the companies in which Security Capital has direct or indirect investments. As a result, Security Capital's operating affiliates realize the benefits of economies of scale by consolidating several management activities in a centralized operations center. In addition, operating affiliates in a start-up mode have access to proven and efficient critical services.

 Security Capital Global Capital Management Group ("Global Capital Management Group")

   The Global Capital Management Group manages or advises capital invested either in focused funds or in strategic operating companies that seek to maximize total return over an intermediate time horizon of up to 42 months. The Global Capital Management Group's principal focus is on publicly traded real estate companies that it believes should outperform the market due to factors such as an emerging new strategy or opportunity, imminent changes in supply and demand that would affect asset performance, market inefficiencies that result in mispriced securities, or consolidation opportunities. The Global Capital Management Group, through its clients, will also commit capital to private start-up companies that have significant prospects for sustained growth, that can utilize both strategic and operating consulting and capital, and that have the prospect of becoming public companies. The Global Capital Management Group's clients will generally take ownership positions not exceeding 4.99% of the equity securities of its investees, except with respect to SC-European Realty, Security Capital Preferred Growth Incorporated and SC-U.S.Realty, which may take larger ownership positions.

   The Global Capital Management Group currently provides investment research and advice to Security Capital U.S. Realty Management S.A., the advisor to SC-U.S.Realty, in connection with certain investments in publicly traded companies and to Security Capital European Realty Management S.A., the advisor to SC-European Realty. In addition, the Global Capital Management Group currently manages Security Capital Preferred Growth Incorporated, third party separate accounts and Security Capital Real Estate Mutual Funds Incorporated, an open-end management investment company currently composed of two series:
Security Capital U.S. Real Estate Shares and Security Capital European Real Estate Shares.

  . Security Capital European Real Estate Shares ("SC-European Real Estate
    Shares"). SC-European Real Estate Shares is a highly focused, no-load real estate investment fund that seeks to provide shareholders with above average returns, including current income and capital appreciation through investments in real estate securities in Europe. SC-European Real Estate Shares is domiciled in the United States. Long term, SC-European Real Estate Shares' objective is to achieve top quartile total returns as compared to other investment funds that invest primarily in real estate securities in Europe by integrating in-depth proprietary real estate market research with sophisticated capital markets research and modeling techniques. The Global Capital Management Group serves as both investment adviser and administrator to SC-European Real Estate Shares and separate European real estate investment accounts. As of December 31, 1998, these assets under management totaled $16.0 million.

  . Security Capital Preferred Growth Incorporated ("SC-Preferred Growth").
    SC-Preferred Growth is a private real estate company investing on an intermediate-term basis primarily in the convertible securities of public and private real estate companies that can benefit from SC-Preferred Growth's capital and operating guidance. SC-Preferred Growth utilizes a proprietary investment process to identify, analyze and structure privately negotiated investments in real estate companies with strong prospects for growth over the intermediate term. As of December 31, 1998, SC-Preferred Growth had $800.2 million of investments in 13 public and private real estate operating companies.

  . Security Capital U.S. Real Estate Shares ("SC-US Real Estate Shares")
    (NASDAQ: SUSIX). SC-US Real Estate Shares is a highly focused, no-load real estate investment fund that seeks to provide shareholders with above average returns, including current income and capital appreciation through investments in publicly traded real estate securities in the United States. SC-US Real Estate Shares' long-term objective is to achieve top-quartile returns as compared with other investment funds that invest in securities of publicly traded real estate companies in the United States by integrating in-depth proprietary real estate market research with sophisticated capital markets research and modeling techniques. As of December 31, 1998, SC-US Real Estate Shares had $94.8 million of assets under management.

  . Security Capital U.S. Realty: Special Opportunity Positions. SC-
    U.S.Realty is a strategic operating company. See "The Capital Division-- Security Capital U.S. Realty." It also utilizes some of its capital to invest on an intermediate-term basis. In this capacity, it identifies publicly traded companies with solid growth prospects and invests, through a wholly owned subsidiary, with the objective of realizing attractive total returns through dividends and share price appreciation. As of December 31, 1998, the SC-U.S.Realty Special Opportunity Positions had a fair market value of $248.0 million.

 Security Capital Markets Group Incorporated ("Capital Markets")

   Capital Markets is a registered broker dealer which provides investment banking and brokerage services to private and public companies within the Security Capital organization and to institutional clients. Capital Markets services include acting as placement agent for private and public offerings of equity securities of affiliates of Security Capital, providing financial advisory services to affiliates of Security Capital, distribution of investment funds shares managed by the Global Capital Management Group, and arranging block trades of publicly traded securities of Security Capital and its affiliates and other real estate companies as agent among institutional clients. By providing these services, Capital Markets maintains strong relationships with institutional investors that have invested in Security Capital and its public and private affiliates. Capital Markets provides these services from offices in Chicago, New York and San Francisco.

   In 1998, Security Capital Markets Group Limited was formed which operates from London and provides similar services to Security Capital affiliates in the UK and Europe.

 Security Capital Real Estate Research Group ("Real Estate Research")

   Real Estate Research provides the Global Capital Management Group, the Capital Division and affiliates with proprietary economic and real estate research that assists them in their capital deployment decisions. This research provides a point-of-view on both short and long-term supply and demand fundamentals and how they will influence rental income growth.

   Real Estate Research conducts an economic base analysis for major metropolitan markets in the United States. Economic base analysis identifies the key industry sectors which drive a market's economy by exporting goods or services outside the area. By examining the stability and growth potential of these industries, as well as the diversity of their mix, Real Estate Research assesses the risks and long-term growth prospects for that particular market. The demand models created by Real Estate Research incorporate demographic factors such as population, household income, age, education, employment and housing characteristics for an area as small as one-sixteenth of a square mile in certain markets. The economic and demographic analyses are translated into an overall evaluation of the demand prospects for each property type in each market.

   On a short-term basis, Real Estate Research monitors real estate market conditions such as occupancy and rent growth to forecast the near-term (one to two years) demand/supply balance of each property type in the market.

Future Strategy

   Security Capital's future strategic objectives include deploying its capital at attractive long-term rates of return and leveraging its skills and market knowledge in the real estate industry. Key elements of Security Capital's strategic planning include:

  . Pursuing extensive research and development to identify opportunities where it can invest in the start-up of new businesses that will lead their respective sectors and to identify new investment services which may provide substantial new sources of revenue for Security Capital.

  . Capitalizing and further developing the organization and operations of thoroughly researched start-up businesses to create companies that deliver strong financial returns and create valued franchises with their chosen customer base.

  . Redeploying capital from lower return opportunities to higher return opportunities.

   Security Capital has followed this strategy since its inception. Examples of businesses which were researched, funded and developed include Belmont, Homestead, ProLogis, SC-European Realty, and SC-U.S.Realty.

   Security Capital is considering directly or indirectly, through SC-U.S.Realty or SC-European Realty, several new private business initiatives in which it has recently made or agreed to make investments. Security Capital expects that its principal focus of future initiatives will be private, start-up businesses. While none of these initiatives is material at present to Security Capital's results of operations or financial condition, an important new component of Security Capital's future growth is expected to come from these and future new business initiatives which are in varying stages of research and development. No assurances can be given that these initiatives will be successful.

Operating Companies' Market Price Information and Financial Performance

   The following table sets forth, for the periods indicated, the high and low sales prices of the common shares of Archstone, ProLogis and Homestead (since April 1, 1998, and before that, on the American Stock Exchange) on the NYSE, and SC-U.S.Realty on the AEX Stock Exchange (Amsterdam), and the cash dividends declared by such companies per outstanding common share:

                                         Archstone                   ProLogis
                                --------------------------- ---------------------------
                                                     Cash                        Cash
                                                   Dividend                    Dividend
                                  High      Low    Declared   High      Low    Declared
                                --------- -------- -------- -------- --------- --------
      1997:
        First Quarter.........  $25 1/8   $21       $0.325  $22 1/2  $19 7/8   $0.2657
        Second Quarter........   24 1/4    21 1/2    0.325   21 3/4   18 7/8    0.2657
        Third Quarter.........   24 3/8    21 5/8    0.325   23 5/8   20 3/4    0.2657
        Fourth Quarter........   25 1/8    21 7/8    0.325   25 1/2   22 3/4    0.2657
      1998:
        First Quarter.........  $24 1/2   $22 1/8   $0.340  $26 1/2  $24       $0.2850
        Second Quarter........   24 1/16   21 1/4    0.340   26 1/4   22 3/4    0.3183
        Third Quarter.........   23 11/16  18        0.355   26 1/8   19 13/16  0.3183
        Fourth Quarter........   21 1/2    17 7/8    0.355   23 1/16  19 3/4    0.3183
      1999:
        First Quarter (through
         March 5).............  $21 1/16  $19 3/16  $0.370  $22 3/16 $18 5/8   $0.3183


                                         Homestead                SC-U.S.Realty
                                --------------------------- --------------------------
                                                     Cash                       Cash
                                                   Dividend                   Dividend
                                  High      Low    Declared   High     Low    Declared
                                -------- --------- -------- -------- -------- --------
      1997:
        First Quarter.........  $20 7/8  $16 5/8      --    $14 1/2  $24 7/10    --
        Second Quarter........   18 1/2   15 7/8      --     16       13 2/5     --
        Third Quarter.........   20 1/8   16          --     15 3/10  14         --
        Fourth Quarter........   18 1/4   13 11/16    --     15 1/2   13 1/2     --
      1998:
        First Quarter.........  $15 3/4  $13 9/16     --    $16      $12 3/5     --
        Second Quarter........   16       11          --     14       12         --
        Third Quarter.........   13 3/16   6 1/4      --     13 1/5   9 3/5      --
        Fourth Quarter........    8 3/16   3 6/16     --     10 7/10  7 9/10     --
      1999:
        First Quarter (through
         March 5).............  $ 4 3/4  $ 3          --    $ 9 4/5  $ 7 1/2     --

   On March 5, 1999, the last reported sale price of a common share of (i) Archstone was $19 1/2, (ii) Homestead was $3 11/16, (iii) ProLogis was $19 3/4, and (iv) SC-U.S.Realty was $7 4/5. On March 5, 1999, Security Capital owned (i) 54,540,283 common shares of Archstone, (ii) 26,697,454 common shares of Homestead, (iii) 49,903,814 common shares of ProLogis, and (iv) 60,602,717 common shares of SC-U.S.Realty.

   The following table presents Security Capital's total cost for its investments in the following public companies' securities, the closing price of those securities on December 31, 1998, on the principal exchange on which the securities are listed, the aggregate market valuation of those securities based on such closing prices and the unrealized appreciation or depreciation on those investments at December 31, 1998 (in millions, except per share data):

                                                                     Security
                                                                    Capital's
                                                                    Unrealized
      Operating Company and      Total  Market Value    Total     Appreciation/
      Security                    Cost  per Share(1) Market Value (Depreciation)
      ---------------------      ------ ------------ ------------ --------------
      Archstone common shares..  $  799    $20.25       $1,104         $305
      Homestead common shares..     319      4.50          120         (199)
      ProLogis common shares...     658     20.75        1,036          378
      SC-U.S.Realty common
       shares..................     732      9.90          600         (132)
                                 ------                 ------         ----
          Total at December 31,
           1998................  $2,508                 $2,860         $352
                                 ======                 ======         ====

--------
(1) Represents the closing prices of the common shares on December 31, 1998, on the principal exchange on which the shares are listed.

Employees

   As of December 31, 1998, Security Capital employed 578 personnel at the corporate level, and its affiliated operating companies employed 14,958 persons. None of Security Capital's employees are covered by collective bargaining agreements. Security Capital believes its relations with its employees to be good.

Competition

   There are numerous developers, operators, real estate companies and other owners of real estate that compete with Security Capital's operating companies in seeking land for development on which to operate their respective businesses. Security Capital's operating companies compete on a global, regional and national basis with no individual market material to Security Capital as a whole. All of the properties of Security Capital's operating companies are located in developed areas that include various competitors. The number of competitive properties in a particular market could have a material adverse effect on Security Capital's operating companies and on the rents or guest rates charged by them. Security Capital's operating companies may be competing with others that have greater resources and whose officers and directors have more experience than the officers, directors and trustees of Security Capital's operating companies.

   The global real estate securities management business of Security Capital competes for capital and investment opportunities with a large number of investment management firms as well as certain insurance companies, commercial banks and other financial institutions, some of which may have greater access to capital and other resources and which may offer a wider range of services than Security Capital. Real estate securities investment management firms can be formed with relatively small amounts of capital and depend most significantly on the continued involvement of their professional staff. Security Capital believes that competition among real estate securities investment management firms is affected principally by investment performance, development and implementation of investment strategies, information technologies and databases and client service performance.

   The investment fund industry is highly competitive. SC-European Real Estate Shares and SC-US Real Estate Shares are in direct competition with other real estate investment funds sold directly by investment management firms, broker-dealers, as well as other investment alternatives offered by banks and other financial institutions. There are over 60 investment funds which focus on publicly traded real estate company securities. Many of these investment funds have longer histories and may have greater access to capital through more established distribution channels. Competition in the sale of investment funds is affected by a number of factors including industry/sector returns, performance, advertising and sales promotion efforts, the level of fees, and distribution channels available.

Trademarks and Service Marks

   Security Capital uses a number of trademarks, including "Security Capital" and variants thereof. All trademarks, service marks and copyright registrations associated with the business of Security Capital are registered in the name of Security Capital and, if not maintained, expire over various periods of time beginning in 2005. Certain variants of the name Security Capital have been licensed to Archstone and ProLogis. Security Capital intends to defend vigorously against infringement of its trademarks, service marks and copyrights.

Government Regulation

   The real estate operating companies in which Security Capital has an investment are subject to governmental regulations. Government authorities at the federal, state and local levels are actively involved in the issuance and enforcement of regulations relating to land use and zoning restrictions. Regulations may be issued which could have the effect of restricting or curtailing certain uses of existing structures or requiring that the structures be renovated or altered in some fashion. The issuance of any such regulations could have the effect of increasing the expenses and lowering the profitability of any of the properties affected. Security Capital does not believe that any of these regulations will have a material impact on it or the operating companies in which it has an investment.

   A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. Homestead believes that each of its properties has the necessary permits and approvals to operate its respective business, and Homestead intends to continue to obtain such permits and approvals for its new properties.

   Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although Security Capital's operating companies have attempted to satisfy ADA requirements in the designs for their properties to the extent ADA is applicable to their property type, no assurance can be given that a material ADA claim will not be asserted against any of Security Capital's operating companies, which could result in a judicial order requiring compliance and the expenditure of substantial sums to achieve compliance, an imposition of fines or an award of damages to private litigants.

   Most states require a license to operate an assisted living community. Regulations vary across state lines and affect the physical and operating characteristics of a community. Life safety is of primary concern to regulators, given the age and frailty of the senior assisted living population. Belmont believes that its communities meet the standards set by regulators in each of the markets it has entered. Certain states require that an assisted living provider obtain a Certificate of Need prior to applying for a building permit or operating license. While Belmont to date has been successful with this requirement in all the states where it has sought to do business, the process is arduous and may impede entry into some markets in the future.

   Capital Markets is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), all states, the District of Columbia, and is a member of the National Association of Securities Dealers, Inc. ("NASD"). All of its activities as a broker-dealer are subject to extensive federal, state and NASD regulation and oversight. Capital Markets Limited is a broker-dealer member firm of the Securities and Futures Authority in the U.K.

   The Global Capital Management Group is registered as an investment adviser with the SEC and its advisory activities are subject to extensive federal regulation.

Environmental Matters

   The operating companies in which Security Capital has an investment are subject to environmental and health and safety laws and regulations related to the ownership, operation, development and acquisition of real estate. Under those laws and regulations, the operating companies may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Those laws and regulations often impose liability without regard to fault.

   As part of their due diligence procedures, the operating companies in which Security Capital has an investment have conducted Phase I environmental assessments on each of their properties prior to their acquisition; however no assurance can be given that those assessments have revealed all potential environmental liabilities. Security Capital is not aware of any environmental condition on any of the properties of the companies in which it has an investment which is likely to have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future.

Significant Developments During 1998

 New Business Initiatives

   During 1998, Security Capital had several new business initiatives which became operational during the year, including Belmont and SC-European Realty. During 1998, SC-U.S.Realty had one new business initiative, CWS Communities. During 1998, SC-European Realty invested in Access, Akeler, Bernheim-Comofi, Interparking S.A., City & West End, and London and Henley. Security Capital, SC-U.S.Realty and SC-European Realty have several other new business initiatives which are in various stages of research and development. Security Capital's policy is to announce new business initiatives following extensive research and development and after Security Capital has committed to make investments in excess of $25 million in the new business. Security Capital believes that an important component of its future growth will come from new business initiatives and the implementation of new business strategies, although there can be no assurance that new business initiatives will be continued or prove successful. Because of unfavorable capital market conditions for real estate companies generally, new business initiatives may be delayed or curtailed until additional financing becomes available.

 Major Business Combinations

   Since the beginning of 1998, several direct or indirect investees of Security Capital participated in the following business combinations:

  Archstone and Atlantic Merger

     In July 1998, Atlantic merged into Security Capital Pacific Trust to form Archstone. As a result of the merger, Archstone became a national apartment company. See "The Capital Division -- Archstone Communities Trust."

  ProLogis and Meridian Merger

     In November 1998, ProLogis agreed to merge with Meridian, a REIT which engages principally in the business of owning, acquiring, developing, managing and leasing income-producing warehouse/distribution and light industrial properties. ProLogis will be the surviving company. That merger is expected to occur in late March 1999. See "The Capital Division --
   ProLogis Trust."

  Regency and Pacific Retail Merger

     In February 1999, Regency and Pacific Retail, two direct investees of SC-U.S.Realty, completed their merger with Regency as the surviving company. The combined company became the first national owner, operator and developer of grocery-anchored, neighborhood infill retail centers with total assets exceeding $2.4 billion. See "The Capital Division Regency --
   Realty Corporation."

 Issuance of Senior Unsecured Notes

   In June 1998, Security Capital issued $500 million of Senior Unsecured Notes in three tranches with interest rates ranging from 6.95% to 7.70% and maturities ranging from 2005 to 2028. In late 1998 through January 1999, Security Capital instituted a medium term note program and issued a total of $200 million of Senior Unsecured Notes in five tranches, with interest rates ranging from 7.66% to 7.80% and with maturities ranging from 2003 to 2005.

   The proceeds of the Senior Unsecured Notes were used to pay down Security Capital's line of credit and to fund various investments. All of the foregoing Senior Unsecured Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Senior Unsecured Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

 Investment Fund Activity

   Security Capital Real Estate Mutual Funds Incorporated launched two new investment fund series in 1998: Security Capital Asia/Pacific Real Estate Shares ("SC-Asia Pacific Real Estate Shares") and Security Capital Real Estate Arbitrage Shares ("SC-Real Estate Arbitrage Shares"). In addition, Security Capital Real Estate Mutual Funds Incorporated hired additional personnel and began to actively market its other series, SC-US Real Estate Shares and SC-European Real Estate Shares. Based on market conditions, SC-Asia Pacific Real Estate Shares and SC-Real Estate Arbitrage Shares were terminated as of December 31, 1998. As a result of several factors, including a general outflow of capital from the real estate investment funds sector, lower-than-anticipated capital inflow into SC-US Real Estate Shares and a general reduction in public market valuations of real estate company securities generally, Security Capital decided to change its strategy related to the retail distribution of real estate investment funds and reduced personnel and associated costs. Primarily in conjunction with such determination, a special charge of $3.8 million was taken in 1998.

Agreements with Operating Companies

   Security Capital is a party to the following agreements with its affiliated real estate operating companies:

 Investor Agreements

   Security Capital has entered into investor agreements with several of its direct investees, including Archstone, Belmont, Homestead, ProLogis and SC-European Realty. The investor agreements provide Security Capital with certain rights with the existence and scope of such rights dependent on Security Capital's percentage ownership of the common stock of the investee. Generally, so long as Security Capital owns at least 10% of the outstanding common stock of the investee, Security Capital has the right to approve any increase in the size of the board of directors or trustees and to nominate a number of directors or trustees of the investee, in proportion to Security Capital's percentage ownership of the investee's common stock. However, with respect to any investee with publicly traded common stock, the number of trustees or directors Security Capital may nominate is limited to less than a majority of the board of trustees or directors. The investor agreements also provide Security Capital with the right to prior approval or consultation on certain matters and actions, including the issuance of securities and the incurrence of indebtedness, and provide Security Capital with registration rights regarding the common stock of such investee held by Security Capital. Security Capital retains approval rights so long as Security Capital owns at least 25% of the investee's common stock, and retains the consultation rights so long as Security Capital retains a nominee on the board of trustees or directors. The investor agreements do not limit Security Capital's ownership in the investee other than with respect to Archstone, in which Security Capital is limited to no more than 49% ownership.

 Administrative Services Agreements

   The Financial Services Division, through SCGroup, a wholly owned subsidiary of Security Capital, provides a variety of administrative services, including cash management, human resource, information systems, legal services, payroll, accounts payable processing, risk management and tax administration to subsidiaries and other affiliates of Security Capital under administrative service agreements. Each service recipient can elect which services to purchase under its agreement. In 1998 SCGroup received fees for such services based upon negotiated fee schedules amounting to $17.6 million. Each administrative service agreement has a one-year term and is subject to annual review by the independent directors or trustees of the service recipient. No assurances can be given that all or any of these administrative services agreements will continue to be renewed.

 Advisory Agreements

   Security Capital U.S. Realty Management S.A. and another wholly owned subsidiary of Security Capital provide SC-U.S.Realty with advice with respect to strategy, investments, financing, administrative and other operating matters. These Security Capital subsidiaries receive fees based upon the value of SC-U.S.Realty's investments. During 1998, these Security Capital subsidiaries received fees of $35.2 million for the services provided. The advisory agreements are subject to bi-annual review and approval by the independent directors of SC-U.S.Realty.

   Other wholly owned subsidiaries of Security Capital provide SC-European Realty with advice with respect to strategy, investments, financings, administrative and other matters. Fees for such services are based upon the value of SC-European Realty's investments. During 1998, such fees totaled $6.7 million. The advisory agreements are subject to bi-annual review and approval by the independent directors of SC-European Realty.

   No assurances can be given that these advisory agreements will continue to be renewed. Termination of these advisory agreements could have a material adverse effect on the financial performance of Security Capital.

 Sub-Advisory Agreement

   Pursuant to an agreement dated July 1, 1997, the SC-U.S.Realty Adviser appointed Security Capital Investment Research Incorporated, a wholly owned subsidiary of Security Capital ("Security Capital Investment

Research"), as sub-adviser to provide fundamental research, investment identification, investment due diligence and investment monitoring services. Pursuant to its sub-advisory agreement, Security Capital Investment Research receives (i) an annual fee based on .06% on the aggregate average monthly market value of strategic investments up to $1 billion and .03% on the aggregate average monthly value of strategic investments in excess of $1 billion, (ii) a one-time fee equal to .10% of the consideration payable each time SC-U.S.Realty makes a strategic investment, (iii) an annual fee equal to
 .50% on SC-U.S.Realty's other investments and (iv) reimbursement of certain expenses. The agreement expires on July 1, 1999 and is automatically renewable for successive two-year periods unless the SC-U.S.Realty Adviser notifies Security Capital Investment Research that such agreement will not be renewed; provided, however, after the first anniversary date of the agreement or at any time during a renewal period, the SC-U.S.Realty Adviser may terminate such agreement on not less than sixty days' prior written notice to Security Capital Investment Research. During the year ended December 31, 1998, Security Capital Investment Research earned $3.4 million pursuant to this agreement.

Directors and Executive Officers of Security Capital

   The following are directors and executive officers of Security Capital or certain affiliates:

                Name            Age                       Position
                ----            ---                       --------
      C. Ronald Blankenship...   49 Vice Chairman, Chief Operating Officer and Director

      Samuel W. Bodman........   60 Director

      Hermann Buerger.........   55 Director

      John P. Frazee, Jr......   54 Director

      Cyrus F. Freidheim, Jr..   63 Director

      H. Laurance Fuller......   60 Director

      Ray L. Hunt.............   55 Director

      John T. Kelley, III.....   58 Director

      William D. Sanders......   57 Chairman, Chief Executive Officer and Director

      Peter S. Willmott.......   61 Director

      Thomas B. Allin.........   49 Managing Director, Capital Division

      Didier J. Cherpitel.....   54 Managing Director, Capital Markets Limited

      Jeffrey A. Cozad........   34 Managing Director, SC-U.S.Realty

      Steven F. Dichter.......   46 Managing Director, Capital Division

      John H. Gardner, Jr.....   45 Managing Director, Global Capital Management Group

      C. Robert Heaton........   53 Managing Director, Capital Division

      W. Joseph Houlihan......   50 Managing Director, EU Management

      Jeff A. Jacobson........   37 Managing Director, Global Capital Management Group

      Gordon S. Kerr..........   55 Managing Director, Capital Division

      Jeffrey A. Klopf........   50 Senior Vice President and Secretary, Security Capital

      Anthony R. Manno, Jr....   47 Managing Director, Global Capital Management Group

      Todd W. Mansfield.......   41 Managing Director, SC-European Realty

      Caroline S. McBride.....   45 Managing Director, Capital Division

      Daniel F. Miranda.......   45 Managing Director, Global Capital Management Group

      A. Richard Moore........   53 Managing Director, Capital Division

      Constance B. Moore......   43 Managing Director, Capital Division

      Jeremy J. Plummer.......   39 Managing Director, SC-European Realty

      Kenneth D. Statz........   40 Managing Director, Global Capital Management Group

      Donald E. Suter.........   42 Managing Director, Capital Markets

      James C. Swaim..........   46 Senior Vice President, Security Capital

      Paul E. Szurek..........   38 Managing Director, SCGroup and
                                    Chief Financial Officer, Security Capital

      Robert S. Underhill.....   43 Managing Director, Capital Division

      Jean-Francois van Hecke.   48 Managing Director, Security Capital (U.K.)
                                    Management Limited

      Thomas G. Wattles.......   47 Managing Director, Security Capital

      Hai-Ou Yang.............   45 Managing Director, Capital Division

   C. Ronald Blankenship. Director, Vice Chairman and Chief Operating Officer since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital since 1991. Prior to June 1997 he was the Chairman of Archstone. Mr. Blankenship is an Advisory Trustee of Archstone, Director of Strategic Hotel, Storage USA and CarrAmerica, and an Advisory Director of Homestead. Mr. Blankenship's term as Director expires in 1999.

   Samuel W. Bodman. Chairman and Chief Executive Officer of Cabot Corporation since 1988. Mr. Bodman is a Director of Cabot Corporation, Cabot Oil & Gas Corporation, John Hancock Mutual Life Insurance Company and Westvaco, Inc. He is also a Trustee and a member of the Executive Committee of the Board of Trustees of MIT, and a member of the American Academy of Arts and Sciences, a Trustee of Isabella Stewart Gardner Museum, a Trustee of the New England Aquarium and a Trustee of The French Library and Cultural Center. Mr. Bodman's term as Director expires in 2000.

   Hermann Buerger. Executive Vice President of Commerzbank AG in New York. Mr. Buerger is also Co-Chairman of the Business Advisory Committee of the American Council on Germany, a Trustee of the Virginia Tech Foundation and a Director of United Dominion Industries and Paging Network Incorporated. Mr. Buerger's term as Director expires in 2000.

   John P. Frazee, Jr. Chairman, President and Chief Executive Officer of Paging Network Incorporated since August 1997. Formerly President and Chief Operating Officer of Sprint Corporation and, prior to the March 1993 merger of Sprint and Centel Corporation, Mr. Frazee was the Chairman and Chief Executive Officer of Centel Corporation. He is a Director of Cable Satellite Public Affairs Network ("C-SPAN"), Dean Foods Company, Nalco Chemical Company and Homestead. He also is a Director of the Foundation for Independent Higher Education, a Life Trustee of Rush-Presbyterian St. Luke's Medical Center and a National Trustee of The Newberry Library. Mr. Frazee's term as Director expires in 2000.

   Cyrus F. Freidheim, Jr. Vice Chairman of BoozAllen & Hamilton, Inc., an international management consulting firm, which he joined in 1966. Mr. Freidheim is a Director of Household International, Inc. and Microage Inc. He is a Trustee of Rush-Presbyterian-St. Luke's Medical Center and The Orchestral Association (the Chicago Symphony Orchestra). He is also a member of the America-China Society, the Council on Foreign Relations and the U.S. Japan Business Council. Mr. Freidheim's term as Director expires in 2001.

   H. Laurance Fuller. Co-Chairman and Director of BP Amoco p.l.c. since January 1999. Formerly Chairman and Chief Executive Officer of Amoco Corporation, a company he joined in 1961. Mr. Fuller is a Director of Abbott Laboratories, the Chase Manhattan Corporation and Motorola Inc. Mr. Fuller is also Chairman of the American Petroleum Institute, a Trustee of The Orchestral Association (the Chicago Symphony Orchestra) and a Trustee of the University Council of Cornell University. Mr. Fuller's term as Director expires in 2001.

   Ray L. Hunt. Chairman and Chief Executive Officer of Hunt Oil Company, an international oil and gas exploration and production company in Dallas, Texas, and Chairman, President and Chief Executive Officer of Hunt Consolidated Inc. Mr. Hunt is also a Class C Director of the Federal Reserve Bank of Dallas; and a Director of The Halliburton Company, Pepsico, Inc., Electronic Data Systems Corporation, and Ergo Science Corporation. Mr. Hunt's term as Director expires in 2001.

   John T. Kelley, III. Founding Officer of ProLogis, Trustee of Archstone since January 1988, and an Advisory Trustee of ProLogis since December 1993. Mr. Kelley has been a Director of Regency since February 1999 and prior thereto served as Chairman of the Board of the former Pacific Retail Trust. Mr. Kelley's term as Director expires in 1999.

   William D. Sanders. Founder, Chairman and Chief Executive Officer of Security Capital. Mr. Sanders currently serves as a Director of CarrAmerica, SC-U.S.Realty, SC-European Realty, Storage USA and Strategic Hotel, and an Advisory Director of Regency. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). Mr. Sander's term as Director expires in 1999.

   Peter S. Willmott. Chairman and Chief Executive Officer of Willmott Services, Inc. since 1989. Mr. Willmott is a Director of Federal Express Corporation and Zenith Electronics Corporation. He is also the former Chairman of the Executive Committee of Williams College, and serves on the Board of Children's Memorial Hospital, Chicago, Illinois. Mr. Willmott's term as Director expires in 1999.

   Thomas B. Allin. Managing Director of the Capital Division since December 1998, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. From April 1998 to December 1998, Mr. Allin was President and Chief Operating Officer of Strategic Hotel. From April 1996 to December 1997, Mr. Allin was President and Chief Executive Officer of Gordon Biersch. From 1973 to April 1996, Mr. Allin was with McDonald's Corp., most recently as Senior Vice President and Zone Manager from February 1993 to April 1996.

   Didier J. Cherpitel. Managing Director of Capital Markets Limited since September 1998. From July 1996 to September 1998, Mr. Cherpitel was a Managing Director of J.P. Morgan. From October 1988 to July 1996, Mr. Cherpitel served as Chairman of the Paris Management Committee of Morgan Guaranty Trust Company in New York, and also served as a member of the European Management Committee of the Bank from 1991 to 1997. He currently serves as an Advisory Director of SC-U.S.Realty and SC-European Realty. Mr. Cherpitel is a Securities Representative with the Securities and Futures Authority.

   Jeffrey A. Cozad. Managing Director and a Director of SC-U.S.Realty since June 1996, where he is responsible for operations investment oversight. Previously, he was a Senior Vice President of Capital Markets in its New York office, where he was a co-head of capital markets activities and where he provided capital markets services for affiliates of Security Capital from 1991 to 1996. Mr. Cozad has been a director of Regency since February 1999.

   Steven F. Dichter. Managing Director of the Capital Division since January 1998, where he leads global real estate and economic research and provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Prior thereto, from 1979 to January 1998, he was a partner with McKinsey & Company, Inc.

   John H. Gardner, Jr. Managing Director of the Global Capital Management Group since July 1997 and a Director of Security Capital Real Estate Mutual Funds Incorporated. Prior thereto, Mr. Gardner was a Senior Vice President of Archstone and a Director of Archstone's former REIT Manager from September 1994 to June 1997. Prior to joining Security Capital, Mr. Gardner was with Copley Real Estate Advisors in Boston from 1984 to 1994, most recently as Managing Director. Mr. Gardner is an investment company and variable contracts products principal registered with the NASD.

   C. Robert Heaton. Managing Director of the Capital Division since December 1997, where he oversees human capital for Security Capital and companies in which Security Capital has direct and indirect ownership positions. From March 1996 to December 1997, Mr. Heaton was Senior Vice President of Human Capital for Security Capital. From March 1994 to February 1996, Mr. Heaton was Senior Vice President with Right Management Consultants, Inc., a worldwide career management and human resources consulting firm.

   W. Joseph Houlihan. Managing Director of EU Management since April 1997 and located in Brussels, where he is responsible for investment research of European real estate companies and strategic investments; former Director of SC-U.S.Realty from July 1995 to April 1997. Prior thereto, he was Executive Vice President and Director of Institutional Management Group at GIM Algemeen Vermogensbeheer ("GIM"), a Netherlands-based investment management company where he specialized in publicly traded real estate investments since joining GIM in 1977.

   Jeff A. Jacobson. Managing Director of the Global Capital Management Group since January 1999 where he is responsible for new product development. From June 1998 until December 1998, Managing Director of the Capital Division where he was responsible for identifying new business opportunities. From September 1997 to June 1998, Mr. Jacobson was a Senior Vice President of the Capital Division. From September 1990 to May 1997, Mr. Jacobson was with LaSalle Partners Limited where his most recent position was Managing Director of LaSalle Advisors Limited.

   Gordon S. Kerr. Managing Director of Information Technology for the Capital Division since July 1997. Prior thereto, Mr. Kerr was Senior Vice President of Information Services at GE Capital Corporation from November 1994 to July 1997. From February 1987 to November 1994, Mr. Kerr was Senior Vice President of MIS for Hyatt Hotels Corporation.

   Jeffrey A. Klopf. Senior Vice President and Secretary of Security Capital since January 1996; from January 1988 to December 1995, a partner with Mayer, Brown & Platt, where he practiced corporate and securities law. Mr. Klopf provides securities offering and corporate acquisitions services and legal services to Security Capital and its directly-owned operating companies.

   Anthony R. Manno, Jr. Managing Director of the Global Capital Management Group since January 1995. Mr. Manno was a member of Security Capital's Investment Committee from March 1994 to June 1996. Prior thereto, Mr. Manno was a Managing Director of LaSalle Partners Limited from March 1980 to March 1994.

   Todd W. Mansfield. Managing Director and a Director of SC-European Realty since May 1997, where he is responsible for operating and financial oversight and for companies in which SC-European Realty has an ownership position. Prior thereto, from 1986 to May 1997, he was Executive Vice President and General Manager of Disney Development Company, where he was responsible for Disney's non-theme-park real estate activities worldwide.

   Caroline S. McBride. Managing Director of the Capital Division since March 1997, where she provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. From June 1996 to July 1997, Mrs. McBride was Managing Director of the Global Capital Management Group. Prior thereto, Mrs. McBride was with IBM from July 1978 to May 1996. Mrs. McBride is a director of the Real Estate Research Institute, CarrAmerica, Storage USA, Belmont and a Trustee of CWS Communities.

   Daniel F. Miranda. Managing Director of the Global Capital Management Group since September 1996, and President and Managing Director of SC-Preferred Growth since April 1997. Prior thereto, Mr. Miranda was Regional Vice President and later a Managing Director of GE Capital Real Estate Finance and Services from September 1991 to September 1996, where he was responsible for a real estate portfolio in the fourteen-state Midwest region.

   A. Richard Moore. Managing Director of the Capital Division since May 1998, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Prior thereto, from March 1990 to May 1998, Mr. Moore was a Vice President with Goldman, Sachs & Co., where his most recent position was in the Equity Research Department.

   Constance B. Moore. Managing Director of the Capital Division since January 1999, where she provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. From July 1998 to December 1998, Ms. Moore was Co-Chairman, Chief Operating Officer and Trustee of Archstone. From January 1996 to July 1998, Ms. Moore was Co-Chairman, Chief Operating Officer and Director of Atlantic, and from May 1994 to December 1995, she was Managing Director of Archstone. From March 1993 to April 1994, Ms. Moore was Senior Vice President of Security Capital.

   Jeremy J. Plummer. Managing Director and a Director of SC-European Realty since October 1997, where he is responsible for strategic investments in real estate companies in Europe. Prior thereto, from October 1993 to October 1997, he was Head of International Real Estate for SPP Investment Management; from 1992 to October 1993, Mr. Plummer was Chief Executive Officer of London & Edinburgh Trust Ventures.

   Kenneth D. Statz. Managing Director of the Global Capital Management Group since December 1997, where he is responsible for the development and implementation of portfolio investment strategy. From July 1996 to December 1997, Mr. Statz was Senior Vice President of the Global Capital Management Group; from May 1995 to June 1996, Vice President of the Global Capital Management Group. Prior thereto, Mr. Statz was a Vice President in the investment research department of Goldman, Sachs & Co., from February 1993 to January 1995, concentrating on research and underwriting for the REIT industry.

   Donald E. Suter. Managing Director of Capital Markets since July 1997, where he provides capital markets services for affiliates of Security Capital. From May 1996 to June 1997, Mr. Suter was Senior Vice President of Capital Markets. Prior thereto, from October 1995 to April 1996, Mr. Suter was President and Chief Operating Officer for Cullinan Properties Limited in Peoria, Illinois. From July 1984 to October 1995, Mr. Suter was with LaSalle Partners Limited in Chicago, Illinois, where his last position held was Senior Vice President, Corporate Finance Group. Mr. Suter is a general securities principal registered with the NASD.

   James C. Swaim. Senior Vice President of Security Capital since December 1998 and Vice President of Security Capital from December 1997 to December 1998. Mr. Swaim is the principal accounting officer for Security Capital. Prior thereto, from July 1996 to December 1997, he was a private business and financial consultant. From December 1984 to March 1996, Mr. Swaim was employed by Farah Incorporated, where his most recent position was Executive Vice President and Chief Financial Officer, and where he was a member of the Board of Directors.

   Paul E. Szurek. Managing Director of SCGroup and Chief Financial Officer of Security Capital since July 1997. From January 1996 through June 1997, Mr. Szurek was Managing Director of SC-U.S.Realty and EU Management, where he was responsible for operations, corporate finance and mergers and acquisitions. Prior thereto, Mr. Szurek was Senior Vice President of Security Capital from June 1993 to January 1996, and was Vice President of Security Capital from April 1991 to June 1993.

   Robert S. Underhill. Managing Director of the Capital Division since August 1997, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Prior thereto, Mr. Underhill was Senior Vice President of Security Capital from February 1995 to August 1997 and Senior Vice President of the Global Capital Management Group. Mr. Underhill was a consultant for affiliates of Security Capital from November 1994 to February 1995. Prior thereto, Mr. Underhill was a Senior Vice President of LaSalle Partners Limited from September 1984 to October 1994.

   Jean-Francois van Hecke. Managing Director of Security Capital (U.K.) Management Limited since January 1999. Mr. Van Hecke is a Managing Director of Security Capital European Realty Management S.A. and has been Chief Executive Officer of Bernheim--Comofi since 1993. Prior thereto, Mr. Van Hecke was a Managing Director of Compagnie Nationale a Portefeuille, and a Director of several Groupe Bruxelles Lambert affiliates between 1989 and 1993. Previously, Mr. Van Hecke was the Chief Financial Officer at 3 Suisses Benelux.

   Thomas G. Wattles. Managing Director of Security Capital since 1991 and a Trustee of ProLogis since 1993. He was a Director of ProLogis' predecessor since its formation in 1991, and was Non-Executive Chairman of ProLogis from March 1997 to May 1998. Prior thereto, Mr. Wattles was Co-Chairman and Chief Investment Officer of ProLogis and its former REIT Manager from November 1993 to March 1997, and Director of the former REIT Manager from June 1991 to March 1997. Mr. Wattles is a Trustee of CWS Communities and a Director of Strategic Hotel.

   Hai-Ou Yang. Managing Director of the Capital Division since May 1998, where he is responsible for identifying new business oportunities. Prior thereto, from April 1985 to April 1998, Mr. Yang was with the Prudential Insurance Company of America where his most recent position was Managing Vice President of the Prudential Realty Group.

Senior Officers of Certain Affiliates of Security Capital

   George W. Ahl III--38--Senior Vice President of Capital Markets in its New York office since July 1997. Prior thereto, he was Vice President, Investment Services, for the Union Bank of Switzerland, The Private Bank, from May 1996 to July 1997. Mr. Ahl was with Crimson Capital Corporation from January 1993 to March 1996, where he served as Managing Director in Warsaw, Poland, and as Advisor to the Czech Ministry of Privatization. Mr. Ahl is a general securities representative registered with the NASD.

   Kevin W. Bedell--43--Senior Vice President of the Global Capital Management Group since November 1997, where he directs the Investment Analyst Team. Mr. Bedell was Vice President of the Global Capital Management Group from July 1996 to November 1997. Prior thereto, from January 1987 to January 1996, Mr. Bedell was with LaSalle Partners Limited, most recently as an Equity Vice President.

   Gerard de Gunzburg--51--Senior Vice President of Capital Markets Limited in London since August 1998. Mr. de Gunzburg was Senior Vice President of Capital Markets in its New York office from January 1997 to July 1998. Prior thereto, Mr. de Gunzburg was Vice President of Capital Markets from January 1993 to January 1997. Mr. de Gunzburg is a general securities principal registered with the NASD and a Securities Representative with the Securities and Futures Authority.

   Alison C. Hefele--39--Senior Vice President of the Capital Division since June 1997, where she oversees strategic communications for Security Capital and its affiliates. From March 1997 to May 1997, Ms. Hefele was Vice President of the Capital Division. Prior thereto, Ms. Hefele was with Capital Markets from February 1994 to February 1997, where she provided capital markets services for affiliates of Security Capital.

   Garret C. House--34--Senior Vice President of Capital Markets since December 1997 and Director of Capital Markets since March 1999. Prior thereto, Vice President of Capital Markets from September 1996 to December 1997, where he assists with financing activities for affiliates of Security Capital. From May 1994 to August 1996, he assisted with financing activities for affiliates of Security Capital and prior thereto, Mr. House was a member of Security Capital's Management Development Program from May 1993 to May 1994. He is a general securities principal registered with the NASD.

   Peter N. James--42--Senior Vice President of the Capital Division since January 1998, where he is responsible for international tax planning and structuring. Prior thereto, from 1989 to January 1998, Mr. James was an international tax partner with Price Waterhouse L.L.P.

   M. Marc Jason--37--Senior Vice President of the Capital Division since February 1998, where he heads the due diligence group for SC-European Realty. From December 1993 to February 1998, he was Vice President of ProLogis and its former REIT Manager.

   Thomas N. Kendall--43--Senior Vice President and Chief Information Officer of SCGroup since March 1998, where he is responsible for overseeing technology products and services, applications development and the customer service center. Prior thereto, from May 1994 to March 1998, Mr. Kendall was with Andersen Consulting, where he was Senior Manager from April 1995 to March 1998; from 1992 to May 1994, he was with J. E. Robert Company.

   Mary R. McCarthy--45--Senior Vice President of Capital Markets since March 1998. Ms. McCarthy joined Capital Markets in January 1998. Prior thereto, she was with Clarion Partners from June 1993 to January 1998, where her most recent position was Senior Director from July 1996 to January 1998. Ms. McCarthy is a general securities principal registered with the NASD.

   Robert I.S. Meyer--38--Senior Vice President of Capital Markets Limited in London since June 1998. Prior thereto, Mr. Meyer was Vice President of SC-U.S.Realty and EU Management from April 1997 to June 1998. From June 1993 to March 1997, Mr. Meyer was Vice President of J.P. Morgan Securities Limited. Mr. Meyer is a Securities Representative with the Securities and Futures Authority.

   Gerald R. Morgan, Jr.--36--Senior Vice President of Security Capital (UK) Management Limited since December 1997, where he is responsible for financial operations, and a Senior Vice President of SC-European Realty. From March 1995 to December 1997, Mr. Morgan was Vice President of Security Capital, where he was involved in treasury and corporate finance services for affiliates of Security Capital. Prior thereto, Mr. Morgan was in Security Capital's Management Development Program since July 1993.

   David E. Rosenbaum--30--Senior Vice President of the Global Capital Management Group since January 1999. From May 1997 to January 1999, Mr. Rosenbaum was Vice President of the Global Capital Management Group, and from September 1996 to May 1997, he was a Vice President at Lazard Freres & Co. LLC. From August 1991 to September 1996, Mr. Rosenbaum was a member of Lazard Freres Real Estate Investment Banking Group.

   David A. Roth--32--Senior Vice President of SC-European Realty since April 1997 where he is responsible for mergers and acquisitions. From October 1995 to March 1997, Mr. Roth was Vice President of Investment Research Group, where he was responsible for mergers and acquisitions of SC-U.S.Realty. From December 1993 to October 1995 he was an associate responsible for researching corporate acquisitions. Prior thereto, he was an associate attorney with the law firm of Wachtell, Lipton, Rosen and Katz in New York from December 1991 to December 1993.

   Charles I. Stannard--55--Senior Vice President of Real Estate Research since November 1997. Prior thereto, Mr. Stannard was a Senior Vice President/Director of research for the advertising agency D'Arcy Masius Benton and Bowles, where he was employed from April 1983 to November 1997 and where he was actively involved in D'Arcy's General Motors account and new business.

Item 2. Properties

   The principal offices of Security Capital are located at 125 Lincoln Avenue in Santa Fe, New Mexico and its telephone number is (505) 982-9292. Security Capital's affiliates also have administrative offices in El Paso, Texas, which are leased from ProLogis at an annual rental of $676,000. Security Capital and its affiliates operate out of other offices in the United States (Atlanta, Chicago, Denver, Houston and New York), Europe (Amsterdam, Brussels, London and Luxembourg) and Asia (Tokyo). Security Capital believes its properties are adequately insured. Although Archstone, Belmont, Homestead, ProLogis and Strategic Hotel own an extensive number of properties, no single property is materially important to Security Capital and its affiliates.

Properties of the Direct Investees

   The following discussion sets forth, with respect to the operating companies in which Security Capital has a direct ownership position, a description of the properties owned or operated by such companies, the markets in which such companies operate and the general competitive conditions faced by such companies. No single property is materially important to any of the direct investees (except in the case of Strategic Hotel and Belmont), and there are no mortgages, liens or other encumbrances against any properties which are material to any such operating company (except in the case of Homestead). Whereas none of the direct investees has at present any material plans for the renovation or improvement of properties in operation except as discussed below, each direct investee budgets for regular maintenance, repair and upgrades to its properties. As set forth below, each such company, except Strategic Hotel, is actively engaged in the development of additional properties. Because of capital constraints, Homestead may be limited to developing only these properties currently under construction. In the opinion of management of Security Capital, the properties of the direct investees are adequately insured.

 Archstone

   Archstone is a leading real estate operating company focused on the development, acquisition, redevelopment, operation and ownership of apartment communities in markets and sub-markets with high barriers to entry across the United States. As of December 31, 1998, Archstone had 305 apartment communities, consisting of 88,631 units, including 19,290 units in its development pipeline under construction and in planning, representing a total expected investment of $6.933 billion. In July 1998, Atlantic, an apartment REIT which operated primarily in the mid-Atlantic and southeastern United States, was merged with and into Archstone. The transaction added more than 33,000 units to Archstone's portfolio and development pipeline. In addition, the acquisition added several new markets in the eastern United States to Archstone's portfolio. As of December 31, 1998, Archstone's apartment communities are located in markets that include 30 of the nation's 50 largest metropolitan markets.

   Archstone places considerable emphasis on the creation of value through the development of carefully planned apartment communities. Currently, Archstone's development pipeline totals $1.75 billion, including $1.05 billion of communities under construction and $699.7 million of communities in planning.

   Archstone had 20 apartment communities, representing $405.3 million in total expected investment undergoing significant redevelopment activities as of December 31, 1998. Overall redevelopment expenditures (including revenue-enhancing and expense-reducing expenditures) aggregated $57.2 million during the year ended December 31, 1998. This category includes: (1) redevelopment initiatives intended to reposition the community in the marketplace, including upgrades to interiors, exteriors, landscaping and amenities; (2) revenue-enhancing expenditures expected to produce incremental community revenues, such as garages/carports, storage facilities and gating; and (3) expense-reducing expenditures, including such items as submetering systems and xeriscaping that reduce future operating costs.

   There are numerous commercial developers, real estate companies and other owners of real estate that compete with Archstone in seeking land for development, communities for acquisition and disposition and residents for communities. All of Archstone's apartment communities are located in developed areas that include other apartment communities. The number of competitive apartment communities in a particular area could have a material adverse effect on Archstone's ability to lease units and on the rents charged. In addition, other forms of single family and apartment communities provide housing alternatives to residents and potential residents of Archstone's apartment communities.

   Archstone has five percent or more of its apartment portfolio located in each of the following individual target markets, based on total expected investment: Atlanta, Georgia; Raleigh, North Carolina; Southeast Florida; Washington, D.C.; Phoenix, Arizona; San Francisco Bay Area, California; Seattle, Washington and Southern California. As a result, Archstone is subject to increased exposure (positive or negative) to the economic and other competitive factors specific to these markets. The majority of Archstone's development efforts emphasize the development of apartment communities targeted at moderate income households. Archstone's management believes that moderate income households represent one of the largest and most underserved segments of the renter population. These households exhibit a number of very important characteristics that make them particularly desirable. For example, moderate income households typically consist of longer-term residents, which results in lower resident turnover and, therefore, lower overall costs to refurbish units for re-leasing. In addition, there is relatively limited competition for this segment of the market because most developers target the upper income segment of the market. Archstone believes that focusing on the moderate income segment will allow it to achieve more consistent rental increases and higher occupancies over the long-term and, thereby, realize sustainable cash flow growth and appreciation in value.

 Belmont

   Belmont is a fully integrated developer, owner and operator of senior assisted living communities operating under the name Belmont Village. The first Belmont Village community opened in November 1998 in Houston and features 155 residences, including 24 designated for people with dementia. In addition there are three Belmont Village communities under development and eight in planning in six major metropolitan U.S. markets.

   Belmont's management believes that the senior assisted living industry affords opportunity for growth. Demand for senior assisted living residential services is expected to outstrip supply as the size of the population age 65 and over will nearly double over the next 30 years. This is especially true in large metropolitan areas, which lack adequate supply of these facilities and present greater development challenges. In addition, the market for senior assisted living is highly fragmented, with less than 15% of existing supply in the hands of organized national competitors. The majority of supply exists in small or tertiary markets and is provided by regional or single-asset companies.

   Belmont's strategy is to create communities in large metropolitan areas with exceptional senior demographics where much of this demand is concentrated. Belmont will focus on infill sites in these markets, which offer high barriers to entry and few built-to-purpose competitors.

   There are numerous commercial developers, real estate companies, medical facility companies, health care providers and others that compete with Belmont in seeking land for development of senior assisted living communities, the operation of senior assisted living communities, and seeking residents for senior assisted living communities. Belmont's properties are located in developed areas that include other senior assisted living communities. The number of competitive senior assisted living facilities in a particular area could have a material adverse effect on occupancy and revenues.

 Homestead

   Homestead is a leading owner and operator of moderately priced, corporate extended stay lodging properties in the United States. Homestead is focused on the corporate business traveler, and has developed a proprietary operating system to ensure its customers a consistent, high-quality, uniform lodging experience. The company's site selection program targets infill locations proximate to major business centers and convenient to services desired by its customers. Homestead seeks to build a national brand recognized and valued by its major corporate customers by concentrating on delivering high-quality service and product in strategic locations. Homestead's 120 completed properties, 16 properties under construction and 18 properties in planning and owned, with a combined total expected investment of $1.59 billion, are located in 38 metropolitan areas in 25 states and the District of Columbia. No individual market represents more than 10% of Homestead's lodging properties. As of December 31, 1998, Homestead's mortgage notes payable and lines of credit were collateralized by substantially all of Homestead's operating properties.

   Each Homestead property is, or will be, located in a developed area that includes competing properties, including traditional hotels and corporate apartments. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and revenues for a Homestead Village Property in that market. Competition within the extended-stay lodging market has increased substantially. In several markets where Homestead has properties, there is intense competition for the extended stay customer, which has already affected occupancy and revenue for these properties. In addition, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of supply/demand fundamentals will continue into the future. Competition within the lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service. Homestead considers the reasonableness of its room rates, the location of its properties and the services and the guest amenities provided by it to be among the most important competitive factors in the business. A number of other lodging chains and developers have developed or are developing competitive extended-stay properties. In particular, some of these entities have targeted the moderately priced segment of the extended-stay market in which Homestead competes. Homestead competes for guests and for new development sites with certain of these established entities which may have greater financial resources than Homestead and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.

 ProLogis

   ProLogis is an owner and lessor of industrial distribution facilities with nearly 1,250 facilities being leased to industrial users throughout North America and Europe, making it the largest publicly held, U.S.-based company to do so. ProLogis is an international company focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the ProLogis Operating System(TM). As of December 31, 1998, ProLogis, including its unconsolidated subsidiaries, had
134.7 million square feet of industrial distribution facilities, which included 126.1 million square feet of operating facilities. Additionally, ProLogis had 8.6 million square feet under development at a total expected investment of $391.9 million in 90 North American and European markets. Also, as of December 31, 1998, ProLogis, including its unconsolidated subsidiaries, owned or controlled 4,678 acres of land for the future development of approximately

81.6 million square feet of distribution facilities. As of December 31, 1998, 93.0% of ProLogis' operating facilities and facilities under development (based on cost) were located in the United States, 4.7% were located in Europe and 2.3% were located in Mexico.

   Upon completion of the merger with Meridian in late March 1999, the combined company will own nearly 1,500 distribution facilities, based on the real estate assets held by ProLogis and Meridian as of December 31, 1998. The combined real estate assets, including assets held by unconsolidated subsidiaries and joint ventures, will consist of approximately 157.5 million square feet of operating distribution facilities. Also, the combined company will have 10.8 million square feet of distribution facilities under development at a total expected investment of $473.1 million in 94 North American and European markets. Additionally, the combined company will own or control approximately 5,100 acres of land for the future development of approximately 87.9 million square feet of distribution facilities.

   There are numerous other industrial properties located in close proximity to each of ProLogis' properties. The amount of rentable space available in any target market city could have a material effect on ProLogis' ability to rent space and on the rents charged. In addition, in many of ProLogis' submarkets, institutional investors and owners and developers of industrial facilities compete for the acquisition, development and leasing of industrial space. Many of these persons have substantial resources and experience.

   ProLogis operates nationally and internationally and has no markets with a concentration of investment in excess of 10% of its total portfolio investment. Competition for acquisition of existing distribution facilities from institutional capital sources and other REITs has increased substantially in the past several years.

 Strategic Hotel

   Strategic Hotel has focused on becoming the preeminent owner of luxury and upscale full-service hotel properties that are subject to long-term management contracts with leading global hotel management companies. Strategic Hotel uses research driven capital deployment to identify investment opportunities in markets with high barriers to entry, develop strategic relationships with preferred operators of superior brands and enhance operating results through active, disciplined asset management. As of December 31, 1998, Strategic Hotel's portfolio was comprised of 25 full-service hotels in 20 markets in the United States, Europe, and Mexico representing total expected investments of $1.8 billion, $172.3 million, and $64.0 million, respectively.

   Each Strategic Hotel property is located in a developed area that includes competing properties. The number and type of competitors in a particular area could have a material adverse impact on occupancy and revenues. In addition, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of supply/demand fundamentals will continue in the future. Competition within the lodging industry is based generally on convenience of location, price, range of services, guest amenities offered and quality of service. A number of chains have targeted the upscale or luxury end of the lodging industry. Strategic Hotel owns a portfolio of "branded" hotels that competes with certain of these established entities, each of which may have greater resources than Strategic Hotel. These entities may be able to accept more risk than Strategic Hotel can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly change the rates, offer greater convenience, service or amenities or significantly expand or improve their properties in markets in which Strategic Hotel competes, thereby materially adversely affecting Strategic Hotel's business and results of operations.

Properties of SC-European Realty

   The following discussion sets forth, with respect to the real estate operating companies in which SC-European Realty has acquired a material long-term strategic ownership position, a description of the properties owned or operated by such companies, the markets in which each of such companies operates and the general competitive conditions faced by such companies. No single property is materially important to any of the strategic investees of SC-European Realty and there are no mortgages, liens or other encumbrances against any properties which are material to any such strategic investee of SC-European Realty except City & West End. Whereas none of the strategic investees of SC-European Realty has at present any material plans for the renovation or improvement of properties in operation except as noted below, each strategic investee of SC-European Realty budgets for regular maintenance, repair and upgrades to its properties. To the extent set forth below, certain investees are actively engaged in the development of additional properties that would be material to the investee. In the opinion of management of SC-European Realty, the properties of the strategic investees of SC-European Realty are adequately insured in the aggregate.

 Access

   Access is in the process of being created from the combination of four private self-storage companies by integrating those companies' operations, management teams and systems to create a strong operating platform designed to achieve rapid growth throughout Europe. As of December 31, 1998, the combined group owned 52 self-storage facilities in Europe: 32 in the UK, 17 in France and three in Germany. These facilities represent a combined total expected investment of $145.1 million, of which 71% is in the UK, 22% is in France, and 7% is in Germany. In addition, on December 31, 1998, SC-European Realty acquired Millers Storage, the leading self-storage company in Australia where it owns or operates 20 facilities mainly in the Sydney metropolitan area.

   The global self-storage sector, with a strategic focus predominantly in Europe, is considered a highly attractive sector in which to deploy capital for a number of key reasons. The self-storage sector is in the early stage of growth outside of the United States. In contrast to the United States where there are over 25,000 facilities, management estimates that there are approximately 200 facilities in Europe. The ratio of storage space square feet per capita in the United States is 3.8 square feet and is estimated to be only a fraction of this amount in Europe. The growth potential of this market as consumer awareness builds is very significant. The next largest competitor in Europe has 14 facilities. Consistent with the United States experience, there is an opportunity at this early state to be first to market, secure attractive infill locations, and build the leading brand. Access is focused on protected urban redevelopment. Given the scarcity and extremely high cost of land in major European cities, infill sites will generate the highest growth in cash flow over the long-term.

 Akeler and Bernheim-Comofi

   SC-European Realty's suburban office interests are operated by two companies, Akeler and Bernheim-Comofi, which primarily focus on the UK and continental Europe, respectively. Both companies are focused on customer driven development strategies. As of December 31, 1998, Akeler owned and operated or had under contract to acquire or develop projects totaling over
1.1 million leaseable square feet representing a total expected investment of approximately $432 million. Bernheim-Comofi owns, operates and develops suburban office and office parks primarily in Brussels. As of December 31, 1998, Bernheim-Comofi owned and operated or had under contract to acquire or develop projects totaling over 1.5 million leasable square feet representing a total expected investment of approximately $226 million.

   Security Capital identified the pan-European suburban office sector as an attractive segment for two reasons: first, there is a strong demand for office space from multinational companies as they position themselves to take advantage of a strong economic environment in Europe and the restructuring taking place as evidenced by EMU; and second, there is a shortage of modern, flexible office space across Europe. Given the low levels of construction over the past three to five years in major European cities, the majority of office stock does not adequately meet the needs of large, multinational corporations.

 City & West End

   City & West End, a redeveloper, owner and operator of office properties focused exclusively on London's West End, operated five properties in London totaling 438,000 square feet with a total expected investment of $237.4 million as of December 31, 1998. Additionally, City & West End had 142,000 square feet of properties in London under development as of December 31, 1998, representing a total expected investment of $180.6 million.

   The West End of London is considered one of the most attractive central business district markets in Europe for long-term growth. The West End is the most development-constrained London sub-market. Supply is added to this market in small increments and is typically represented by redevelopment of the building shell so as to preserve historic facades. For example, the two prime submarkets in the West End, Mayfair and St. James', have approximately 15.3 million square feet of office space. Space deliveries in 1999 and 2000 in these markets are expected to total only 434,000 and 398,000 square feet, respectively.

 Interparking S.A.

   Interparking S.A. is the leading owner, developer and operator of public off-street parking facilities in continental Europe. As of December 31, 1998, Interparking S.A. operated 223 facilities with 110,500 parking spaces in 70 cities across six countries.

   The parking sector across Europe demonstrates attractive demand and supply fundamentals, driving strong revenue growth. Car ownership and in-commuting city center traffic is growing across Europe and this increases demand for parking facilities. Significant barriers to entry exist as government and local authorities are increasingly looking to reduce reliance on private car usage by discouraging on-street parking, restricting the amount of private off-street parking spaces (in commercial and residential buildings) and by limiting new public off-street parking development. The parking industry is becoming more sophisticated not only in terms of facility design and specifications, customer and product segmentation, but also through the increasing role of technology. Interparking S.A. believes that there is a significant opportunity to upgrade technology and information systems to improve property revenues and operating margins.

   The public parking sector in Europe is still a very fragmented industry, where facilities are still often owned and/or operated by local authorities or small private companies. Local government budgetary procedures are expected to result in widespread privatization of public off-street parking management, creating significant growth opportunities over the next five years. The required investment levels to benefit from these opportunities as well as to upgrade technology are prohibitive for small operations. Interparking S.A. believes that the industry is at the early stages of consolidation.

 London and Henley

   London and Henley, a leading UK apartment owner, operator and redeveloper, focuses exclusively on London submarkets. As of December 31, 1998, the portfolio of apartment properties included 61 operating properties with a total expected investment of $95.0 million and 18 properties under development with a total expected investment of $140.6 million.

   The UK is one of the only unregulated apartment markets in Europe. The existing rental housing stock in the UK as a percentage of total housing stock is 10.2% as contrasted with 30% in the US. There are no large owners, public or private, of apartment properties in the UK, and few opportunities to acquire blocks of apartment properties. Projections for the UK housing market show extremely robust growth. Government estimates show an average annual demand through 2016 of 253,000 dwelling units per annum. This strong level of forecast demand, almost double the average annual supply over the past six years of 139,000 homes, should translate into strong demand for apartments. There is limited ability to acquire or develop new properties in central London due to development restrictions and a shortage of undeveloped land. These barriers create the need for highly specialized redevelopment skills to create product.

Properties of SC-U.S.Realty Investees

   The following discussion sets forth, with respect to the real estate operating companies in which SC-U.S.Realty has acquired a material long-term strategic ownership position, a description of the properties owned or operated by such companies, the markets in which each of such companies operates and the general competitive conditions faced by such companies. No single property is materially important to any of the strategic investees of SC-U.S.Realty (except in the case of City Center Retail, CWS Communities and Urban Growth) and there are no mortgages, liens or other encumbrances against any properties which are material to any such strategic investee of SC-U.S.Realty. Whereas none of the strategic investees of SC-U.S.Realty has at present any material plans for the renovation or improvement of properties in operation except as noted below, each strategic investee of SC-U.S.Realty budgets for regular maintenance, repair and upgrades to its properties. To the extent set forth below, certain investees are actively engaged in the development of additional properties that would be material to the investee. In the opinion of management of SC-U.S.Realty, the properties of the strategic investees of SC-U.S.Realty are adequately insured.

 CarrAmerica

   CarrAmerica owns, develops and operates office properties in 16 markets throughout the United States. The company is committed to becoming America's leading office workplace company by meeting the rapidly changing needs of its customers with superior service, a large portfolio of quality office properties, extraordinary development capabilities and land positions and, through its affiliates, the availability of executive suites. Currently, CarrAmerica and its affiliates own a controlling interest in a portfolio of approximately 292 operating office properties and another 48 office buildings under construction in key growth markets.

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

 City Center Retail

   City Center Retail was created to provide quality customer service and premier urban-infill retail locations to top U.S. and international retailers. City Center Retail is focused on the acquisition, development, operation and ownership of well-designed and well-managed urban-infill retail properties across the United States.

   As of December 1998, City Center Retail had made investments in 27 projects for a total expected investment of $458.1 million containing approximately 2.2 million square feet.

   Security Capital's strategic research in the retail sector uncovered several key trends in the United States which Security Capital believes result in an attractive opportunity in the urban infill retail property niche to create the first national company focused on developing, acquiring, operating and owning real estate in downtown markets. Security Capital's research indicated that a number of high-growth national and regional retailers in the United States are focusing their growth away from suburban shopping malls in favor of high-density urban infill locations. These locations have a competitive advantage in the form of physical barriers to entry provided by the surrounding buildings. They are also well-positioned to attract significant foot traffic from surrounding workplaces and neighborhoods, as well as that of conference attendees and tourists, and typically offer large, open floor space that many retailers find attractive for promotional, retail and entertainment centers. Security Capital believes that there is an increasing recognition by top retailers of the strong and sustainable viability of urban retail space in leading U.S. cities. In addition, Security Capital's research indicates that there is a move to revitalize urban and downtown centers, with a focus on retailing, and an evolution in urban design that combines retail, food and entertainment uses (along with other uses such as office or hotel) in a multi-story urban redevelopment. Historically, top retailers have generally been required to deal with different real estate entities in each market in which they have a presence, and a company with a national presence should be able to more effectively meet customers' needs.

 CWS Communities

   CWS Communities is one of the largest private owners, operators and developers of manufactured housing communities in the United States. As of December 31, 1998, CWS Communities owned and operated, managed, or had under development, or had under contract to acquire or develop, a total of 53 communities with over 17,962 spaces in nine states and Canada for a total estimated cost of approximately $403.5 million.

   Based on Security Capital's strategic research, CWS Communities believes that underlying demand, supply and growth fundamentals for manufactured housing communities in the United States are strong. Demand is being driven by first-time home buyers, as well as an aging population, attracted to the relative affordability, improved product quality and enhanced amenities of new manufactured housing communities compared to traditional site-built homes. CWS Communities believes that supply is constrained due to the difficulty of identifying attractive sites and receiving zoning approval by municipalities for new development.

   There are numerous commercial developers, real estate companies and other owners of real estate that compete with CWS Communities in seeking land for development, communities for acquisition, and residents for communities. All of CWS Communities' properties are located in developed areas that include other communities. The number of competitive manufactured housing communities in a particular area could have a material adverse effect on CWS Communities' ability to lease spaces and on the rents charged. In addition, other forms of single family and apartment communities provide housing alternatives to residents and potential residents of CWS Communities' manufactured housing communities.

 Regency

   Regency is dedicated to being the leading operator, owner, and developer of grocery-anchored neighborhood infill retail centers. As of December 31, 1998, the company owned 129 retail properties operating or under development totaling 14.7 million square feet of retail space in 16 states. Upon completion of the merger with Pacific Retail on February 28, 1999, Regency owned 201 retail properties totaling 23.2 million square feet of retail space in 20 states.

   There are numerous shopping center developers, real estate companies and other owners of real estate that operate in the same markets as Regency and compete with Regency in seeking retail tenants to occupy vacant space, for the acquisition of shopping centers, and for the development of new shopping centers. However, ownership of neighborhood infill centers historically has been highly fragmented with local ownership, as institutional capital has generally avoided the relatively small size of the centers and their management-intensive nature. In addition, such centers targeted by Regency are generally located within densely populated neighborhoods where little or no land is available for development of competing centers.

 Storage USA

   Storage USA is a fully integrated, self-administered and self-managed real estate investment trust which is engaged in the management, acquisition, development, construction and franchising of self-storage facilities. Of its current total of 485 self-storage facilities aggregating 31.9 million square feet located in 31 states and the District of Columbia, Storage USA currently owns 421 facilities and manages 64 facilities, including franchises.

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

   Storage USA is the second largest self-storage manager, with 31.9 million square feet in 485 facilities as of December 31, 1998. In addition to Storage USA, there are four other publicly traded self-storage REITs and numerous private and regional operators. These other entities may generally be able to accept more risk than Storage USA can prudently manage, including risks with respect to the geographic proximity of its investments and the payment of higher facility acquisition prices. This competition may generally reduce the number of suitable acquisition opportunities offered to Storage USA and increase the price required to be able to consummate the acquisition of particular facilities. Further, Storage USA believes that competition from entities organized for purposes substantially similar to Storage USA's objectives could increase. Nevertheless, Storage USA believes that the operations, development and financial experience of its executive officers and directors and its customer-oriented approach to management of self-storage facilities should enable Storage USA to compete effectively.

 Urban Growth

   Urban Growth is focused on acquiring, developing and owning strategically located land that is income-producing parking assets and urban land (initially used for parking or car parks) situated in key urban infill locations in selected target markets throughout the United States. As of December 31, 1998, Urban Growth owned 22 properties in 10 cities throughout the United States with a total of 16,429 parking spaces representing a total expected investment of $246.4 million.

   Based on Security Capital's strategic research, Urban Growth believes that a company focused on acquiring, developing and owning strategically located income-producing land in key urban infill and certain suburban locations in selected target markets throughout the United States can generate attractive returns. Security Capital's research also indicates that the underlying demand, supply and growth fundamentals for parking lots and car parks in urban infill and certain suburban locations in selected target markets in the United States is strong. Growth is a function of increased demand driven by new developments at such locations and the absence of adequate supply.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Class A Shares are listed on the NYSE under the symbol "SCZ.A" and the Class B Shares are listed on the NYSE under the symbol "SCZ". The table below indicates the range of the high and low sales prices of the Class A Shares and the Class B Shares since September 18, 1997 (the date that Security Capital's securities were first traded).

                                                                 High     Low
                                                                ------- -------
      CLASS A SHARES:
        1997:
          Third Quarter (trading commenced September 18, 1997
           on a when-issued basis)............................. $ 1,750 $ 1,700
          Fourth Quarter....................................... $ 1,650 $ 1,500
        1998:
          First Quarter........................................ $ 1,600 $ 1,472
          Second Quarter....................................... $ 1,570 $ 1,300
          Third Quarter........................................ $ 1,375 $   885
          Fourth Quarter....................................... $   810 $   600
        1999:
          First Quarter (through March 5, 1999)................ $   685 $   594

      CLASS B SHARES:
        1997:
          Third Quarter (trading commenced September 18, 1997
           on a when-issued basis)............................. $35.500 $33.125
          Fourth Quarter....................................... $34.500 $29.500
        1998:
          First Quarter........................................ $32.500 $29.500
          Second Quarter....................................... $31.625 $25.875
          Third Quarter........................................ $27.250 $17.125
          Fourth Quarter....................................... $18.000 $11.875
        1999:
          First Quarter (through March 5, 1999)................ $14.125 $11.625

   At March 5, 1999, there were approximately 706 holders of record of the Class A Shares and 139 holders of record of the Class B Shares.

   Holders of Class A Shares are entitled to receive ratably such dividends as may be authorized by the Board of Directors of Security Capital (the "Board") out of funds legally available therefor. Holders of Class B Shares are entitled to dividends equal to one-fiftieth (1/50th) of the amount per share declared by the Board for each Class A Share. Dividends with respect to the Class B Shares will be paid in the same form and at the same time as dividends with respect to the Class A Shares, except that, in the event of a stock split or stock dividend, holders of Class A Shares will receive Class A Shares and holders of Class B Shares will receive Class B Shares, unless otherwise specifically designated by resolution of the Board.

   Security Capital has not paid any dividends on its Class A Shares (since
1994) or Class B Shares. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of Security Capital and such other factors as the Board deems relevant. The Board intends to follow a policy of retaining earnings to finance Security Capital's growth and for general corporate purposes and, therefore, Security Capital has no present intention to pay a dividend on Class A Shares or Class B Shares in the future.

   Security Capital's line of credit covenants provide for the following restrictions on dividends. During a non-monetary default, no payments other than dividends paid on Security Capital's Series B Preferred Shares are permitted. Distributions and dividends paid, other than those on Security Capital's Series B Preferred Shares, cannot exceed 50% of the cash flow available for distributions, provided no event of default has occurred and is continuing. In the event of a monetary default, all distributions are prohibited.

   Security Capital's 6.5% Debentures permit dividend payments so long as Security Capital's shareholders' equity (under GAAP, measured both before and after payment) exceeds $300 million and so long as the ratio of debt to equity does not exceed 5 to 1.

Item 6. Selected Financial Data

   The following table sets forth selected financial information for Security Capital as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 (dollars in thousands, except per share data). The Company's consolidated financial information included below has been derived from the Company's consolidated financial statements. Arthur Andersen LLP's report on the consolidated financial statements for the years ended December 31, 1998 and 1997 is included in this report on page 60. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the consolidated financial statements and notes thereto included in this report.

                                         Years Ended December 31,
                               -----------------------------------------------
                                 1998     1997(1)    1996    1995(2)    1994
                               ---------  -------- -------- ---------  -------
Operating Data:
Equity in earnings (loss) of
 investees.................... $ (64,249) $170,576 $168,473 $  45,685  $ 8,812
Rental revenues...............   144,374    58,397  145,907   103,634   55,071
Financial Services Division
 revenues(3)..................    93,850   105,941   77,512    49,404      --
Total revenues................   173,178   367,704  398,122   200,534  156,855
Rental expenses...............    63,339    25,089   58,259    40,534   23,052
Financial Services Division
 expenses(3)..................    76,093    87,190   79,296    56,317      --
General, administrative and
 other(3).....................    62,774    54,940   32,617    20,197    6,172
Costs incurred in acquiring
 Financial Services
 Division(3)..................       --        --       --    158,444      --
Gain on sale of management
 companies....................       --     93,395      --        --       --
Interest expense:
 Security Capital:
   Convertible
    Debentures/notes(4).......    21,016    94,749   93,912    78,785   29,647
   Long-term debt.............    19,844       --       --        --       --
   Line of credit.............    18,360     7,631    6,256     5,977    6,424
 Majority-owned
  subsidiaries:(5)............    22,983     2,054   17,056    19,042    8,057
                               ---------  -------- -------- ---------  -------
     Total interest expense...    82,203   104,434  117,224   103,804   44,128
                               ---------  -------- -------- ---------  -------
Net earnings (loss)
 attributable to Class B
 Shares....................... $(152,098) $106,154 $ 32,067 $(201,634) $(7,685)
                               =========  ======== ======== =========  =======

                                         Years Ended December 31,
                               -----------------------------------------------
                                 1998     1997(1)    1996    1995(2)    1994
                               ---------  -------- -------- ---------  -------
Per Share Data:
Series A Preferred Share cash
 dividends(6)................. $   27.50  $  75.00 $  56.25       --       --
Series B Preferred Share cash
 dividends(6)................. $   44.33       --       --        --       --
Class A Share distributions
 paid(7)......................       --        --       --        --   $ 33.50
Net earnings (loss) per Class
 B Share:
 Basic........................ $   (1.25) $   1.39 $   0.61 $   (4.50) $ (0.33)
 Diluted...................... $   (1.25) $   1.28 $   0.57 $   (4.50) $ (0.33)
Weighted average Class B
 Shares outstanding:
 Basic........................   121,325    76,577   52,950    44,834   22,947
 Diluted......................   121,325    93,054   56,686    44,834   22,947


                                            As of December 31,
                           ----------------------------------------------------
                              1998     1997(1)      1996     1995(2)    1994
                           ---------- ---------- ---------- --------- ---------
Balance Sheet Data:
Investments, at equity...  $3,071,204 $2,658,748 $1,438,937 $ 930,043 $ 230,756
Real estate, net of
 accumulated
 depreciation............   1,164,869    716,882  1,365,373   865,367 2,005,957
Total assets.............   4,509,789  3,614,239  2,929,284 1,855,056 2,300,613
Long-term debt:
 Security Capital(4).....     937,010    323,024    940,197   718,611   514,383
 Majority-owned
  subsidiaries(5)........     343,362    301,606    257,099   118,524   301,787
Minority interests.......     132,718    107,135    394,537   159,339   554,752
Total shareholders'
 equity..................  $2,422,610 $2,548,873 $  918,702 $ 528,539 $ 359,859

--------
(1) Prior to 1997, Security Capital consolidated the accounts of Atlantic. During 1997, Security Capital's ownership of Atlantic decreased to less than 50%. Accordingly, Atlantic was not consolidated effective January 1, 1997.
(2) Prior to 1995, Security Capital consolidated the accounts of ProLogis and Security Capital Pacific Incorporated ("Pacific"). During 1995, Security Capital's ownership of ProLogis decreased to less than 50% and Pacific was merged into Archstone. Accordingly, these entities were not consolidated effective January 1, 1995.
(3) Security Capital resulted from the January 1, 1995 merger of two affiliates, but not commonly controlled, entities, Security Capital Group Incorporated, a Delaware corporation, and Security Capital Realty Incorporated, a Maryland corporation which survived the merger and later changed its name to Security Capital Group Incorporated.
(4) During 1994, Security Capital made a $757.50 per Class A Share distribution of 2014 Convertible Debentures resulting in a total increase of $417.2 million in outstanding 2014 Convertible Debentures. The 2014 Convertible Debentures were redeemed during 1997.
(5) Security Capital does not guarantee the debt of any of its consolidated or unconsolidated operating companies.
(6) 257,642 Series B Preferred Shares were issued on May 12, 1998, in exchange for the 139,000 Series A Preferred Shares and 3,293,288 Class B Shares.
(7) For the year ended December 31, 1994, Security Capital elected to be taxed as a REIT and made cash distributions to its shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with Security Capital's consolidated financial statements and the notes thereto in Item 14 of this report.

Forward Looking Statements and Risk Factors

   The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Security Capital's financial performance depends on the operating results of the Capital Division investees and the Financial Services Division. Among the important factors that could cause Security Capital's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions that would affect the operating results of the Capital Division investees or the revenues earned by the Financial Services Division; (ii) changes in financial markets and interest rates that could adversely affect Security Capital and the Capital Division's investees' cost of capital and their ability to meet their financing needs and obligations; (iii) increased or unexpected competition for the Capital Division's investees; (iv) changes in capital markets generally or the market for real estate securities specifically that could affect the revenues earned by the Financial Services Division; (v) impact of rapid growth on Security Capital, including management and staffing; and (vi) changes in tax laws that could affect the Capital Division's investees which operate as REITs.

The following matters may affect Security Capital's future financial performance.

Reliance on Dividends and Transfers from, and Earnings of, Companies in which Security Capital Invests

   Security Capital conducts all of its operations through financial service business subsidiaries and real estate operating companies in which it has an investment. Security Capital is dependent on dividends and fees it receives from these companies to meet its operating expense needs and to pay principal and interest on its debt. Security Capital's results of operations are affected by the results of operations of these companies. Although Security Capital has influence over the real estate operating companies in which it invests because of its significant ownership interest and contractual rights, it has a non-majority ownership interest in many of these companies and there are significant third-party shareholders, often with substantial aggregate ownerships, in other companies. Accordingly, Security Capital's ability to control these companies or cause them to make distributions or other payments to Security Capital or its ability to affect the financial performance of these companies may be limited.

Dependence on Key Personnel

   Security Capital's success depends on its ability, and the ability of the companies in which it invests, to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate, capital management and capital markets industries. Security Capital believes it has effective succession plans in place, and that several of its officers could serve as its senior executive officers and continue its performance, but the loss of any of these key personnel could have an adverse effect on Security Capital.

Leverage

   As of December 31, 1998, Security Capital had approximately $1.3 billion of consolidated outstanding long-term indebtedness (of which $343.4 million represented indebtedness of Security Capital's consolidated subsidiaries) and $520.5 million of consolidated outstanding short-term indebtedness (of which $357.1 million represented indebtedness of Security Capital's consolidated subsidiaries). In addition, many of the companies in which Security Capital has a direct or indirect investment have a substantial amount of indebtedness and, in certain cases, have issued preferred stock to third parties.

   Based on Security Capital's current level of operations and anticipated growth as a result of new business initiatives, Security Capital anticipates being able to satisfy its anticipated cash requirements for operations and currently committed investments for existing businesses for the next twelve months. The source of this cash is expected to be cash flow from operations and funds available under its unsecured line of credit. If Security Capital were to enter new businesses, or expand its investment materially in existing businesses, such investments would be financed through selective sales from time-to-time of existing assets or through the proceeds of the offering of equity and debt securities and borrowings under its unsecured line of credit, which could be refinanced with the issuance of long-term debt or equity securities. Security Capital anticipates that its operating companies will separately finance their activities through cash flow from operations, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings. The degree to which Security Capital is leveraged and to which it is able to meet its financial obligations could affect its ability to refinance existing indebtedness or to obtain additional financing in the future for working capital, capital expenditures, acquisitions, investments in new businesses or general corporate purposes.

Borrowing Risks

 Debt Financing Risks

   To the extent Security Capital or its investees incur debt, Security Capital will be subject to the risks associated with debt financing. These risks include the risks that Security Capital or an investee will not have sufficient cash flow from operations to meet required payments of principal and interest, that Security Capital or its investees will be unable to refinance current or future indebtedness, that the terms of any refinancing will not be as favorable as the terms of existing indebtedness and that Security Capital or its investees will be unable to make necessary investments in new business initiatives due to lack of available funds. Security Capital does not guarantee the indebtedness of any of its investees. If Security Capital uses securities of its investees to secure its indebtedness, and if Security Capital is unable to make required payments on that indebtedness, the securities could be transferred to the lender with a consequent loss of income and asset value to Security Capital. If any of Security Capital's investees mortgages a property owned by it to secure indebtedness, and the company is unable to make its required payments on that indebtedness, the property would be transferred to the mortgagee with a consequent loss of income and asset value to that company. Security Capital's policy will be generally to arrange unsecured, fixed rate long-term debt. Certain of its investees may incur selective mortgage debt which provides greater long-term value.

 Variable Interest Rate Risk

   Increases in interest rates could increase Security Capital's interest expense, which would adversely affect Security Capital's net earnings and cash available for payment of obligations. At December 31, 1998, Security Capital and its consolidated subsidiaries had $520.5 million of variable interest rate borrowings outstanding on their lines of credit and a $122.0 million variable interest rate mortgage note payable outstanding.

 Availability of Capital

   During the last half of 1998 and continuing into 1999, the prices for real estate company equity securities generally declined and real estate companies experienced a reduced supply of favorably-priced equity and debt capital. This has resulted in a decreased level of new investment activity by many real estate companies, including investees of Security Capital. Although Security Capital believes these capital constraints will positively affect supply-demand situations in certain sectors, a prolonged period in which real estate companies cannot effectively access the equity capital markets may affect the ability of Security Capital and its investees to undertake new business initiatives, may adversely affect the growth of Security Capital and its investees and could affect the ability of Security Capital and its investees to refinance existing indebtedness on acceptable terms.

Conflicts of Interest

 Allocation of New Business Opportunities

   Security Capital will deploy its capital (both its corporate and third-party managed capital) through investments in public and private companies with highly focused business strategies and which are engaged in real estate related activities. The allocation of new business opportunities may present conflicts between Security Capital and its investees. Security Capital will generally present new opportunities in existing property types within the United States, for example, apartment communities or distribution space, to its investees which are engaged in owning and operating those types of properties. Security Capital will generally allocate long-term strategic investment opportunities in equity oriented REITs located in the United States, which are not engaged in operating property types in which Security Capital currently owns a strategic position, to SC-U.S.Realty. Security Capital expects to pursue directly all other investment opportunities in unrelated real estate operating companies located in the United States, and it may form new entities to develop those opportunities.

 Interests of Certain Directors and Officers in Companies in which Security Capital has an Investment

   Several of Security Capital's directors or senior officers are directors or trustees of the companies in which Security Capital has a direct or indirect investment. Several of these directors and officers also own shares of Security Capital's stock and shares of the stock of companies in which Security Capital has an investment. From time to time there may be transactions between Security Capital and the companies in which it has an investment or among the companies in which it has an investment. The interests of the persons described above may differ from the interests of Security Capital's shareholders as a result of their positions in the companies in which Security Capital has an investment or their ownership of securities of the companies in which Security Capital has an investment. As a result, those persons may have an incentive to place the interests of the companies in which Security Capital has an investment over the interests of Security Capital.

 Principal Transactions with Officers, Directors and Investees of Security
Capital

   Security Capital has engaged in transactions with certain of its officers and directors or companies in which one of its directors may have a material interest. Security Capital will not borrow from or make loans to affiliates, other than loans to officers or loans to affiliates in which it owns a substantial economic interest, or where its board of directors believes that the loans are in its and its shareholders' best long-term interests. In those cases where Security Capital engages in these types of transactions, it has obtained or will obtain, after appropriate disclosure of all material interests, board of directors approval for officer transactions, disinterested director approval for interested director transactions and, where appropriate under Maryland law or required by its charter or bylaws, shareholder approval. Neither Security Capital's charter nor its bylaws contain any restrictions on interested party transactions with directors and officers. Under the laws of Maryland (where Security Capital is organized), each director is obligated to offer to Security Capital any opportunity (with certain limited exceptions) which comes to him and which Security Capital could reasonably be expected to have an interest in developing. In addition, under Maryland law, any contract or other transaction between Security Capital and a director or an entity in which the director has a material financial interest is voidable unless (i) it is approved, after disclosure of the interest, by the affirmative vote of a majority of disinterested directors or by the affirmative vote of a majority of the votes cast by disinterested shareholders or (ii) it is fair and reasonable to Security Capital. Transactions with companies in which Security Capital has a direct investment have been and will be considered, after appropriate disclosure of all material interests by Security Capital's entire board of directors. Security Capital owns substantial positions in the companies in which it has a direct investment which, together with certain investor agreements, advisory agreements, board representation or other control rights, allows it to exert significant influence over the operations of each of these entities. SC-U.S.Realty and SC-European Realty generally have investor agreements and board representation for companies in which Security Capital has an indirect investment.

Certain Risks Relating to the Investment Company Act

   Security Capital is not registered under the Investment Company Act of 1940, as amended ("the Investment Company Act"), in reliance on an exemption provided by Rule 3a-1 issued under the Investment Company Act. Security Capital is not required to register as an investment company because Security Capital is principally engaged in the real estate business through companies which it primarily controls. Significant stock ownership (generally 25% or greater), investor agreements, advisory agreements, board representation and other control rights allow Security Capital to exert significant influence over the operations of each of these entities. Security Capital intends to exert similar influence over any other operating company in which it makes future investments. However, to the extent Security Capital and its affiliates do not elect to participate in future equity offerings by the companies in which Security Capital has an investment or such companies issue substantial additional equity securities in a business combination to unaffiliated parties, Security Capital's ownership interest in and control over those companies could diminish. Under these circumstances, Security Capital could potentially be required to register as an investment company under the Investment Company Act. Security Capital would be materially adversely affected if it were required to register as an investment company under the Investment Company Act.

Real Estate Investment Risks

 General

   The return which Security Capital achieves from real estate operating companies in which it has an investment is dependent on the performance of the real property investments held by those companies, which are subject to varying degrees of risk. Real estate cash flows and values are affected by a number of factors, including changes in the general economic climate, local, regional or national conditions (such as an oversupply of properties or a reduction in rental demand in a specific area), the quality and philosophy of management, competition from other available properties and the ability to provide adequate maintenance and insurance and to control operating costs. Although Security Capital seeks to minimize these risks through its market research and asset and property management capabilities, it cannot eliminate these risks. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, interest rate levels, the availability of financing, the possibility of bankruptcies of tenants, potential liability under environmental and other laws, and changes in environmental and other laws. Since a significant portion of the income from the REITs in which Security Capital has an investment is derived from rental income and other payments from real property, their income and distributable cash flow would be adversely affected if a significant number of their tenants were unable to meet their obligations, or if they were unable to lease properties on economically favorable terms.

 Risks of Real Estate Development

   Certain companies in which Security Capital has an investment have developed or commenced development on properties and expect to develop additional properties in the future. Real estate development involves significant risks in addition to those involved in the ownership and operation of established properties, including the risks that financing, if needed, may not be available on favorable terms for development projects, that construction may not be completed on schedule (resulting in increased debt service expense and construction costs), that estimates of the costs of construction may prove to be inaccurate and that properties may not be occupied, leased or rented on profitable terms. These risks may cause the development to fail to perform as the company expected. Timely construction may be affected by local weather conditions, local or national strikes and by local or national shortages in materials, insulation, building supplies or energy and fuel for equipment.

 Renewal of Leases and Re-leasing of Space

   Certain of the companies in which Security Capital has a direct or indirect investment are subject to the risks that leases may not be renewed, space may not be re-leased or the terms of the renewal or re-leasing may be less favorable than current lease terms. If those companies are unable to promptly renew leases or re-lease or if the rental rates upon the renewal or re-lease are significantly lower than expected, their cash flow, and accordingly Security Capital's cash flow, may be adversely affected.

 Illiquidity of Real Estate Investments

   Equity real estate investments are relatively illiquid and therefore may tend to limit the ability of the real estate operating companies in which Security Capital has an investment to react promptly to changes in economic or other conditions. In addition, certain significant expenditures associated with equity investments (such as mortgage payments, real estate taxes and operating and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investments. Further, the REITs in which Security Capital has an investment must comply with tax rules which enable them to avoid punitive taxation. Thus, the ability of those REITs to sell assets to change their asset base is restricted by tax rules which impose holding periods for assets and potential disqualification as a REIT upon certain asset sales.

 Changes in Laws

   Real estate operating companies in which Security Capital has an investment generally may not be able to pass increased costs resulting from increases in real estate, income or transfer taxes or other governmental requirements directly to residents, tenants or lessees. This may inhibit the ability of those companies to recover those costs. Substantial increases in rents, as a result of those increased costs, may affect the ability of a resident, tenant or lessee to pay rent, causing increased vacancy. Changes in laws increasing potential liability for environmental conditions or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures. Security Capital can give no assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the laws with respect to the qualification as REITs of certain of the companies in which Security Capital has an investment, or the federal income tax consequences of that qualification to those companies.

 Uninsured Loss

   The real estate operating companies in which Security Capital has an investment carry comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance with respect to their properties. This insurance has policy specifications and insured limits customarily carried for similar properties. The real estate operating companies believe these specifications and limits are appropriate under the circumstances. There are, however, certain types of losses (such as from wars) which may be uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, the real estate operating company could lose both its capital invested in and anticipated profits from one or more properties.

Effects of Changes in Real Estate Company Securities Prices on Security Capital's Results of Operations

   Changes in the prices of real estate company equity securities have and will impact Security Capital's results of operations. Security Capital holds investments in certain investment entities holding publicly traded real estate company equity securities whose results of operations are included in Security Capital's results of operations. Therefore, Security Capital's results of operations are affected by the realized trading and investment results of these investment entities. In addition, the Global Capital Management Group provides investment management services to various investment entities and separate accounts. The fees earned by the Global Capital Management Group are generally based upon assets under management and therefore are affected by a reduction in the value of the securities held by the various investment entities and separate accounts. These fees are based on advisory agreements which are subject to annual or bi-annual review by independent directors of the advised entities, or in the case of separate accounts, are terminable on short notice. The results of operations of Security Capital are also affected by the level of fees generated by Capital Markets. These fees depend upon the number and size of transactions handled by Capital Markets, which may vary from period to period. During the last half of 1998, prices of real estate company equity securities generally declined, which adversely affected Security Capital's operating results.

OVERVIEW

   Security Capital is a global real estate research, investment and operating management company. Security Capital obtains income from five sources: (1) the Capital Division's share of earnings from its investees; (2) Capital Markets revenues; (3) Corporate Services revenues for information technology, accounting and administrative services; (4) Global Capital Management Group revenues and (5) Real Estate Research revenues. Revenues from Corporate Services, Capital Markets, Global Capital Management Group and Real Estate Research are all included in the Financial Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Financial Services Division revenues earned from consolidated investees (Homestead, SC-US Real Estate Shares, SC-European Real Estate Shares and, during 1996, Atlantic) are eliminated in Security Capital's consolidated financial statements.

   SC-U.S.Realty and SC-European Realty, in accordance with generally accepted accounting principles, account for their investments at market value or estimated fair value (depending on whether the investment is publicly traded) and reflect changes in such values in their statements of income pursuant to fair value accounting principles. Security Capital accounts for its investment in SC-U.S.Realty and SC-European Realty using the equity method and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-U.S.Realty's and SC-European Realty's investments. SC-U.S.Realty values its investments in publicly traded companies at market determined by using closing market prices as of the relevant balance sheet date. SC-U.S.Realty and SC-European Realty value their investments in private companies at fair value, generally determined at cost, or an appropriate lower value if the investment is not performing as expected. If substantial additional capital is raised by an investee from independent third parties in a private placement, SC-U.S.Realty and SC-European Realty value their investment at the price at which that capital was raised when a substantial percentage of the new subscriptions have been funded. In addition, there are Financial Services Division subsidiaries that are the operating advisors to SC-U.S.Realty and SC-European Realty and, for their services, earn advisory fees based on a percentage of the fair value of SC-U.S.Realty's and SC-European Realty's investments (not including short-term investments and investments in Security Capital).

   SC-US Real Estate Shares and SC-European Real Estate Shares, in accordance with generally accepted accounting principles, account for their investments at market value and reflect changes in such values in their statements of income pursuant to fair value accounting principles. Security Capital consolidates SC-US Real Estate Shares and SC-European Real Estate Shares, and as a consequence, Security Capital's results of operations are affected by changes in the fair value of their investments.

   SC-Preferred Growth, in accordance with generally accepted accounting principles, accounts for its investments at market value or estimated fair value (depending on whether the investment is publicly traded). Security Capital accounts for its investment in SC-Preferred Growth using the equity method and, as a consequence, Security Capital's results of operations are affected by changes in the fair value of SC-Preferred Growth's investments. SC-Preferred Growth makes intermediate-term investments primarily in the convertible securities of real estate operating companies. SC-Preferred Growth values its investments in publicly traded securities at market determined by using closing market prices as of the relevant balance sheet date. SC-Preferred Growth values its investments in privately held securities by using closing market prices, as of the relevant balance sheet date, of an identical class of publicly traded securities if it exists. The fair value of other privately held securities is determined by consistently applying policies and procedures which consider many factors.

   As a result of accounting for these investments at market value, Security Capital's results of operations, as reflected under generally accepted accounting principles, have been and will be subject to substantial volatility from period to period.

RESULTS OF OPERATIONS

1998 Compared to 1997

 Sale of REIT and Property Managers

   Prior to September 1997, certain Security Capital Financial Services Division subsidiaries managed the operations (REIT Managers) of and provided property management services (Property Managers) to various REITs (Archstone, Atlantic and ProLogis) in which the Capital Division was a significant owner. Effective September 9, 1997, Security Capital exchanged the REIT and Property Managers for additional common shares of Archstone (3,295,533 shares), Atlantic (2,306,591 shares) and ProLogis (3,692,024 shares).

 Archstone and Atlantic Merger

   In July 1998 Security Capital Pacific Trust and Atlantic merged to form Archstone Communities Trust. Pursuant to the merger transaction, Atlantic was merged into Archstone. In accordance with the terms of the merger, each outstanding Atlantic common share was converted into one Archstone common share and each outstanding Atlantic Series A preferred share was converted into one comparable Archstone Series C preferred share. Security Capital remained Archstone's largest shareholder.

 Capital Division Investments

  Dividends Received

   Security Capital's dividends received increased from $128.1 million to $151.9 million, a 19% increase for the year ended December 31, 1998, compared to 1997. The increase resulted primarily from (a) the purchase of additional shares in ProLogis and SC-US Real Estate Shares; (b) additional shares received from Archstone, Atlantic and ProLogis in their acquisition of their REIT and property management companies from Security Capital in September 1997; (c) additional investments in SC-Preferred Growth and (d) increases in the per share dividend rates of most of its investees (see "dividends per investee share" chart in note 2 to the consolidated financial statements).

  Equity in Earnings of Investees

   Security Capital includes in its earnings its share of the earnings of its unconsolidated investees. The equity in earnings of SC-U.S.Realty and SC-Preferred Growth and the earnings of SC-US Real Estate Shares and
SC-European Real Estate Shares, in accordance with generally accepted accounting principles, include the change in unrealized gains or losses on their investments in their earnings. This component of earnings or loss fluctuates with changes in the prevailing market prices for the shares of the real estate companies in which they invest. The fluctuation in market prices does not have an impact on cash flow, but the general decline in real estate equity security prices during 1998 had a significant adverse impact on Security Capital's equity in earnings of these investees.

   Presented below is Security Capital's equity in earnings (loss) of affiliates for the years ended December 31, 1998 and 1997, and Security Capital's common share ownership interest in affiliates as of December 31, 1998 and 1997 ($'s in millions):

                                                      Equity in          %
                                                       Earnings      Ownership
                                                        (Loss)         as of
                                                      Year Ended     December
                                                     December 31,       31,
                                                    ---------------  ----------
                                                     1998     1997   1998  1997
                                                    -------  ------  ----  ----
      Archstone.................................... $  75.1  $ 45.6  38.1% 33.1%
      ProLogis.....................................    25.5     2.1  40.4  42.5
      SC-European Realty...........................     4.2     --   34.6   --
      SC-Preferred Growth..........................    (3.8)    6.2   9.8  12.9
      SC-U.S.Realty................................  (163.7)  120.1  35.0  32.9
      Strategic Hotel..............................    (1.5)   (3.4) 30.4  39.5
                                                    -------  ------
                                                    $ (64.2) $170.6
                                                    =======  ======

   The increase in Security Capital's equity in ProLogis' earnings for the year ended December 31, 1998, is primarily due to the one-time non-cash expense of $75.4 million, in September 1997, related to ProLogis' acquisition of its REIT and property management companies from Security Capital; partially offset by interest rate hedge expense, increases in depreciation expense, preferred share dividends and lower relative ownership by Security Capital in 1998. Additionally there was an increased number of distribution properties in operation in 1998 as compared to 1997 and increased rental rates on renewal leases for previously occupied space and an overall decrease in operating and general and administrative expenses.

   The increase in Security Capital's equity in Archstone's earnings for the year ended December 31, 1998, compared to 1997, is primarily due to a one-time non-cash expense of $71.7 million, in September 1997, related to Archstone's acquisition of its REIT and property management companies from Security Capital, the merger of Atlantic into Archstone in July 1998, and an increase in gains on dispositions of real estate.

   The decrease in Security Capital's equity in SC-U.S.Realty's earnings for the year ended December 31, 1998, compared to 1997, is primarily due to the change in unrealized gain or loss on investments ($642.4 million decrease in 1998 and a $265.0 million increase in 1997) due to the decline in the market value of REIT stocks generally, including those owned by SC-U.S.Realty. SC-U.S.Realty's realized gains on its non-strategic real estate portfolio investments decreased by $8.2 million for the year ended 1998 compared to 1997. SC-U.S.Realty's net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) increased by $17.6 million for the year ended 1998 compared to 1997.

   The decrease in Security Capital's equity in SC-Preferred Growth's earnings for the year ended December 31, 1998, compared to 1997, is primarily due to a change in unrealized gain or loss on investments ($66.6 million decrease in 1998 and $49.9 million increase in 1997) due to the decline in the fair value of stocks owned by SC-Preferred Growth.

   The decline in the real estate equity markets in 1998 may impact the near-term ability of operating affiliates of Security Capital to access the equity and debt markets, which could adversely impact their ability to maintain their historical growth rates. However, this should be partially mitigated by the affiliates' ability to maximize the performance of their portfolio of operating properties.

  Room Revenue and Rental Expenses from Homestead

   Homestead's room revenue increased from $58.4 million to $144.4 million, a 147% increase for the year ended December 31, 1998, compared to 1997. Homestead's rental expenses increased from $25.1 million to $63.3 million, a 152% increase for the year ended December 31, 1998, compared to 1997. Homestead's new property openings during 1998 and properties open for their first full year in 1998 were the primary reason for both the increases in room revenue and rental expenses.

   At year end 1998, Homestead's development program included 18 land sites owned. Homestead intends to finance the completion of the properties under construction with cash on hand, $21 million borrowed under its Working Capital Facilities (described under Lines of Credit below) in January 1999, approximately $21 million additional capacity available under its Working Capital Facilities upon renewal, cash flow from operations, and with additional financing described below.

   Development of the 18 land sites (which includes 6 sites in urban metropolitan areas) is estimated at $354 million. Homestead's ability to move into the construction phase of development on the owned sites is dependent upon Homestead obtaining additional financing. Homestead is seeking funding to continue development of these sites and may seek additional lines of credit, issue debt or equity securities, or enter into other arrangements to provide for development of the properties. However, there is no assurance that Homestead will be able to obtain such financing when required or on acceptable terms.

   If Homestead cannot secure adequate funding or complete other development arrangements then it may have to discontinue the development process on some or all of the land sites owned resulting in expensing of carrying costs, such as interest and property taxes, and expensing costs of its internal development group. Similarly, if pursuits of some or all of the land sites are abandoned Homestead may incur write-offs of pursuit costs and loss of non-refundable earnest money deposits. If discontinuance of development of land sites is required or pursuits of land sites for acquisition are abandoned due to financing constraints, then Homestead intends to mitigate incurrence of expenses and cash outflows by seeking to sell land sites, sell and assign rights to acquire sites under pursuit, terminate personnel, or take other appropriate actions, all of which may result in additional losses.

   Homestead expects that its results for the first quarter of 1999 will be below management's prior expectations. Lower than expected occupancy rates in certain markets has led to lower than expected revenues for certain properties. Lower than expected increases in occupancy rates for newly-opened properties in the northeast and midwest, caused in part by adverse weather conditions, also are expected to impact revenues. These lower than expected results may adversely affect Security Capital's results in 1999.

 Financial Services Division Revenues

   The components of Financial Services Division revenues were as follows for the years ended December 31, 1998 and 1997 (in millions):

                                                                  1998    1997
                                                                  -----  ------
      Capital Markets............................................ $31.1  $ 13.4
      Corporate Services.........................................  17.6     5.3
      Global Capital Management..................................  49.2    26.2
      Real Estate Research.......................................   1.5     0.8
      REIT and property management fees..........................   --     63.2
                                                                  -----  ------
        Total Financial Services Division revenues...............  99.4   108.9
        Less amounts eliminated in consolidation.................  (5.5)   (3.0)
                                                                  -----  ------
      Consolidated Financial Services
        Division revenues........................................ $93.9  $105.9
                                                                  =====  ======

   The decrease in Financial Services Division revenues for the year ended December 31, 1998, compared to 1997 was primarily attributable to the September 9, 1997, sale of the Archstone, Atlantic and ProLogis REIT Managers and Property Managers substantially offset by: (a) the growth in assets managed by Global Capital Management (shown in the following table), which generated increased advisory and management fees; (b) an increase in capital markets fees generated by transactions related to new affiliates; and (c) an increase in corporate services and real estate research services revenue.

   The following table reflects the market value of assets under management by the Global Capital Management Group as of December 31, 1998 and 1997 (in millions):

                                                                    1998   1997
                                                                   ------ ------
      SC-European Realty.......................................... $1,156 $  --
      SC-Preferred Growth.........................................    800    461
      SC-U.S.Realty...............................................  2,847  2,930
      Investment Funds............................................    111    133
      Other.......................................................     79    --
                                                                   ------ ------
                                                                   $4,993 $3,524
                                                                   ====== ======

   Growth in Financial Services Division revenues is expected to come primarily from management and advisory revenues earned by the Global Capital Management Group and fees earned by Corporate Services and Real Estate Research. The decline in real estate security stock prices may make it more difficult to attract assets to the company's investment funds and investees which could, in turn, impact future revenue growth for the Global Capital Management Group or Capital Markets. Additionally, the decline in real estate securities prices in 1998 reduced the value of assets under management in closed-end managed entities, thereby decreasing fee income to Security Capital for managing such entities. Any reduced growth could be partially offset by increases in other Financial Services revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given.

 Realized capital gains (losses)

   Realized capital gains decreased from net capital gains of $8.0 million to net capital losses of $11.6 million (net of $1.0 million adjustment for minority interest) for the year ended December 31, 1998, compared to 1997.

This decrease is due to the decrease in the market value of SC-US Real Estate Shares', SC-European Real Estate Shares' and SC-Real Estate Arbitrage Shares' investments. SC-Real Estate Arbitrage Shares was closed as of December 31, 1998.

 Change in unrealized gain or loss on investments

   The change in unrealized gain or loss on investments was a decrease of $13.8 million in 1998 compared to an increase of $12.4 million in 1997. The decrease in 1998 is due to the decrease in the market value of SC-US Real Estate Shares, SC-European Real Estate Shares and SC-Real Estate Arbitrage investments.

   At December 31, 1998, SC-US Real Estate Shares had investments at cost and fair market value of approximately $90.5 million and $85.2 million, respectively. At December 31, 1998, SC-European Real Estate Shares had investments at cost and fair market value of approximately $17.5 million and $16.0 million, respectively.

 Other Income, net

   Other income increased from $12.4 million to $25.6 million for the year ended December 31, 1998, compared to 1997. The increase is primarily due to interest income on Strategic Hotel debentures and additional dividend income earned by the investment funds.

 Financial Services Division Expenses

   Financial Services Division expenses decreased from $87.2 million to $76.1 million, a 13% decrease for the year ended December 31, 1998, compared to 1997. This decrease primarily resulted from the sale of the REIT and property management companies, which incurred $69.9 million of expenses for the year ended December 31, 1997. This decrease was partially offset by increased personnel expenses and a $3.8 million fourth quarter special charge which was incurred primarily due to a change in strategy related to the retail distribution of real estate investment funds, which resulted in a reduction of personnel and associated costs. This change in strategy is expected to result in an annualized cost savings of approximately $6.2 million.

 General, Administrative and Other

   General, administrative and other expenses increased from $54.9 million to $62.8 million, a 14% increase for the year ended December 31, 1998, compared to 1997. These increases resulted primarily from additional personnel and related costs and Homestead's special charge related to a reduction in development activity. Security Capital's share of Homestead's fourth quarter special charge was $4.7 million.

 Interest Expense

   Interest expense for the years ended December 31, 1998 and 1997, is summarized as follows (in millions):

                                   Security
                                   Capital        Homestead         Total
                                 -------------  --------------  --------------
                                 1998    1997    1998    1997    1998    1997
                                 -----  ------  ------  ------  ------  ------
      Convertible debentures.... $21.0  $ 94.7  $  --   $  --   $ 21.0  $ 94.7
      Lines of credit...........  19.8     7.6    16.9     2.2    36.7     9.8
      Senior unsecured notes....  19.8     --      --      --     19.8     --
      Mortgage notes payable....   --      --     31.4    69.8    31.4    69.8
      Capitalized interest......  (1.4)   (0.1)  (25.3)  (69.8)  (26.7)  (69.9)
                                 -----  ------  ------  ------  ------  ------
          Total................. $59.2  $102.2  $ 23.0  $  2.2  $ 82.2  $104.4
                                 =====  ======  ======  ======  ======  ======

   Interest expense on the Convertible Debentures decreased primarily due to the conversion of $715.8 million principal amount of 2014 Convertible Debentures to Class A Common Shares in the fourth quarter of 1997. The increase in Security Capital's line of credit interest expense is primarily due to increased weighted average borrowings. The increase in Homestead's net interest expense is due to increased investments in properties.

 Depreciation and Amortization

   Depreciation and amortization increased from $15.3 million to $37.4 million, a 144% increase for the year ended December 31, 1998, compared to 1997. These increases primarily resulted from additional Homestead property openings, and, to a lesser degree, additional computer hardware, software and office leasehold improvements in the Financial Services Division.

 Provision for Income Taxes

   The effective tax rate for the year ending December 31, 1998, was less than 35%. This reduced rate reflects the impact of the unrecognized deferred tax benefit in consolidated subsidiaries and state and foreign taxes partially offset by a substantially lower tax rate on permanently invested earnings generated in foreign jurisdictions. The effective tax rate for the year ending December 31, 1997, was affected primarily by the reversal of the valuation allowance applicable to net operating loss carryforwards, the value ($49.9 million) assigned to the nondeductible warrants issued to Archstone and ProLogis shareholders and the $6.6 million non-cash, non-recurring charge (see note 6 to the consolidated financial statements).

 Preferred Share Dividends

   Preferred Share dividends increased from $10.4 million to $35.1 million for the year ended December 31, 1998, compared to 1997. This increase is due to the exchange of Series A Preferred Shares and certain Class B Common Shares for new Series B Preferred Shares in May 1998. See note 6 to the consolidated financial statements for further discussion.

 Extraordinary item

   The extraordinary loss on the early extinguishment of debt, net of minority interest, in the amount of $17.7 million for the year ended December 31, 1998, relates to the mortgage loan purchase agreement entered into by Homestead with Atlantic and Merrill Lynch Mortgage Capital Inc. (MLMC). See the description of this transaction in Mortgage Notes Payable under Liquidity and Capital Resources.

1997 Compared to 1996

 Capital Division Investments

  Dividends Received

   Security Capital's dividends received increased from $108.6 million to $128.1 million, an 18% increase for the year ended December 31, 1997, compared to 1996. The increase results primarily from (a) the purchase of additional shares in Atlantic and ProLogis; (b) additional shares received from Archstone, Atlantic and ProLogis in exchange for the REIT Managers and Property Managers; (c) dividends from SC-US Real Estate Shares of $9.6 million during 1997; and (d) an increase in per share dividend rates of its investees.

  Equity in Earnings of Investees

   Presented below is Security Capital's equity in earnings (loss) of affiliates for the years ended December 31, 1997 and 1996, and Security Capital's common share ownership interest in affiliates as of December 31, 1997 and 1996 ($'s in millions):

                                                        Equity in        %
                                                        Earnings     Ownership
                                                         (Loss)        as of
                                                       Year Ended    December
                                                      December 31,      31,
                                                      -------------- ----------
                                                       1997    1996  1997  1996
                                                      ------  ------ ----  ----
      Archstone...................................... $ 18.9  $ 39.9 33.1% 36.3%
      Atlantic.......................................   26.7    24.8 49.9  56.9
      ProLogis.......................................    2.1    25.4 42.5  46.0
      SC-Preferred Growth............................    6.2     --  12.9   --
      SC-U.S.Realty..................................  120.1   103.2 32.9  39.4
      Strategic Hotel................................   (3.4)    --  39.5   --
                                                      ------  ------
                                                      $170.6  $193.3
                                                      ======  ======

   The decrease in Security Capital's equity in ProLogis' earnings for the year ended December 31, 1997, compared to 1996, is primarily due to the one-time non-cash expense of $75.4 million, in September 1997, related to ProLogis' acquisition of its REIT and property management companies from Security Capital; partially offset by a $6.9 million increase in other real estate income, $3.3 million of income from unconsolidated subsidiaries acquired during 1997, a $7.4 million increase in gains on sale of properties and an increase in the amount of distribution space owned and leased by ProLogis.

   The decrease in Security Capital's equity in Archstone's earnings, for the year ended December 31, 1997, compared to 1996, is primarily due to a one-time non-cash expense of $71.7 million, in September 1997, related to Archstone's acquisition of its REIT and property management companies from Security Capital; partially offset by an $18.5 million increase in net rental income, $10.7 million increase in gains on sales of properties during 1997 and $14.7 million of interest income on Homestead convertible mortgage notes during 1997. Archstone's earnings were impacted by an increase in interest expense of $25.9 million primarily due to the issuance of long-term debt during the year ended December 31, 1996 ($380 million) and in March 1997 ($50 million), and short-term borrowings of $100 million in 1997.

   Security Capital consolidated Atlantic's operations in 1996 and reported earnings of Atlantic based on the equity method in 1997. For purposes of comparison between years, Atlantic's results of operations for 1996 are discussed below as if the equity method was in effect for 1996. The increase in Security Capital's equity in Atlantic's earnings, for the year ended December 31, 1997, compared to 1996, is primarily due to an increase in net rental income of $21.1 million partially offset by (a) reduced gains on disposal of real estate assets from 1996 to 1997 and (b) decreased ownership in Atlantic in 1997.

   The increase in Security Capital's equity in SC-U.S.Realty's earnings for the year ended December 31, 1997, compared to 1996, is primarily due to an increase in the change in unrealized gain on investments ($265.0 million for 1997 and $252.3 million for 1996) primarily related to the acquisition activity of SC-U.S.Realty during 1997 and the increase in the market value of REIT stocks owned by SC-U.S.Realty during 1997. SC-U.S.Realty's realized gains on its non-strategic real estate portfolio investments increased by $37.6 million for the year ended 1997 compared to 1996. SC-U.S.Realty's net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) increased by $47.4 million for the year ended 1997 compared to 1996 due to increased investments in SC-U.S.Realty during 1997.

  Room Revenue and Rental Expenses from Homestead

   Homestead's room revenue increased from $8.2 million to $58.4 million for the year ended December 31, 1997, compared to 1996. Homestead's rental expenses increased from $4.0 million to $25.1 million for the year ended December 31, 1997, compared to 1996. The increase in both room revenue and rental expenses are attributable to the fact that Homestead initially acquired operating properties in October 1996 and to new property openings during 1997.

 Financial Services Division Revenues

   The components of Financial Services Division revenues were as follows for the years ended December 31, 1997 and 1996 (in millions):

                                                                  1997    1996
                                                                 ------  ------
      Capital Markets........................................... $ 13.4  $  2.6
      Corporate Services........................................    5.3     --
      Global Capital Management.................................   26.2     8.0
      Real Estate Research......................................    0.8     --
      REIT and property management fees.........................   63.2    81.6
                                                                 ------  ------
        Total Financial Services Division revenues..............  108.9    92.2
        Less amounts eliminated in consolidation................   (3.0)  (14.7)
                                                                 ------  ------
      Consolidated Financial Services
        Division revenues....................................... $105.9  $ 77.5
                                                                 ======  ======

   The increase in Financial Services Division revenues in 1997 compared to 1996 was primarily attributable to (i) the growth in assets managed by Global Capital Management (shown in the following table), which generated increased advisory and management fees; (ii) an increase in capital markets fees; and
(iii) corporate services and real estate research services revenues during 1997; partially offset by the impact of the September 9, 1997, sale of the REIT and Property Managers.

   The following table reflects the market value of assets under management by the Global Capital Management Group as of December 31, 1997 and 1996 (in millions):

                                                                    1997   1996
                                                                   ------ ------
      SC-Preferred Growth......................................... $  461 $  --
      SC-U.S.Realty...............................................  2,930  1,431
      Investment Funds............................................    133     10
                                                                   ------ ------
                                                                   $3,524 $1,441
                                                                   ====== ======

 Realized capital gains (losses)

   There were net capital gains of $8.0 million for the year ended December 31, 1997, due to investments in SC-US Real Estate Shares in 1997 and an increase in the value of investments held during 1997.

 Change in unrealized gain or loss on investments

   The change in unrealized gain or loss on investments was an increase of $0.3 million in 1996 compared to an increase of $12.4 million in 1997. This increase is due to additional investments in SC-US Real Estate Shares and SC-European Real Estate Shares and the increase in the market value of both investment funds.

   At December 31, 1997, SC-US Real Estate Shares had investments at cost and fair market value of approximately $100.0 million and $115.2 million, respectively. At December 31, 1997, SC-European Real Estate Shares had investments at cost and fair market value of approximately $16.5 million and $16.0 million, respectively.

 Other Income, net

   Other income increased from $2.7 million to $12.4 million for the year ended December 31, 1997, compared to 1996. The increase is primarily due to dividend income earned by SC-US Real Estate Shares, increase in interest on short-term investments due to temporary investment of proceeds from the initial public offering and interest income on Strategic Hotel debentures during 1997.

 Financial Services Division Expenses

   Financial Services Division expenses increased from $79.3 million to $87.2 million, a 10% increase for the year ended December 31, 1997, compared to 1996. This increase resulted from the expansion of the Financial Services Division, including the hiring of additional professionals, primarily for the REIT Managers and Property Managers and the Global Capital Management Group. Financial Services Division expenses amounting to $69.9 million represent expenses incurred by the REIT Managers and Property Managers through September 9, 1997 (date of the sale of the REIT and Property Managers). These expenses were not incurred in the fourth quarter of 1997.

 General, Administrative and Other

   General, administrative and other expenses increased from $29.2 million to $54.9 million, an 88% increase for the year ended December 31, 1997, compared to 1996. This increase resulted primarily from (a) additional personnel and related costs and professional fees applicable to researching new business opportunities, enhancing information systems designed for global operations, and to a lesser extent, additional personnel for human resources and other administrative support functions ($7.6 million); (b) a non-cash, non-recurring charge to earnings of $6.6 million in the second quarter of 1997 associated with an exchange of Class A Shares for shares of a corporate entity (SCGPG Incorporated) owned by Security Capital's chairman, whose sole assets were warrants and options to purchase Class A Shares; the charge represents the value applicable to the holders' ability to defer exercising the warrants and options until 2002 in accordance with their terms; and (c) consolidation of Homestead's accounts for the full year in 1997 versus 1996 ($11.3 million).

 Interest Expense

   Interest expense for the years ended December 31, 1997 and 1996, is summarized as follows (in millions):

                                      Security
                                       Capital      Homestead        Total
                                    -------------- ------------  --------------
                                     1997    1996   1997   1996   1997    1996
                                    ------  ------ ------  ----  ------  ------
      Convertible debentures....... $ 94.7  $ 93.9 $  --   $--   $ 94.7  $ 93.9
      Lines of credit..............    7.6     6.2    2.2   --      9.8     6.2
      Mortgage notes payable.......    --      --    69.8   2.1    69.8     2.1
      Capitalized interest.........   (0.1)    --   (69.8) (1.2)  (69.9)   (1.2)
                                    ------  ------ ------  ----  ------  ------
          Total.................... $102.2  $100.1 $  2.2  $0.9  $104.4  $101.0
                                    ======  ====== ======  ====  ======  ======

   Interest expense on the Convertible Debentures increased primarily due to the 2016 Convertible Debentures which were issued in March 1996 totaling $323 million, offset by the conversion of 2014 Convertible Debentures to Class A Shares in the fourth quarter of 1997 (see note 5 to the consolidated financial statements).

   The increase in Security Capital's line of credit interest expense is primarily due to the increase in the weighted average borrowings. In addition, Homestead's mortgage interest expense increased due to additional borrowings during 1997 under its funding commitment agreements with Archstone and Atlantic for development of extended-stay lodging.

 Depreciation and Amortization

   Depreciation and amortization increased from $4.6 million to $15.3 million for the year ended December 31, 1997, compared to 1996. This increase primarily resulted from Homestead being in operation for a full year in 1997 versus two and one-half months during 1996, and additional computer hardware and software and office leasehold improvements in the Financial Services Division.

 Provision for Income Taxes

   The provision for income taxes increased by $25.5 million in 1997 compared to 1996 primarily due to deferred income taxes on the equity in earnings of Security Capital's unconsolidated investees and the gain on sale of the REIT Managers and Property Managers to Archstone and ProLogis. The effective rate (see note 9 to the consolidated financial statements) for 1997 is affected by
(a) reversal of the valuation allowance applicable to net operating loss carryforwards, (b) the value ($49.9 million) assigned to the nondeductible Warrants issued to the Archstone and ProLogis shareholders (see note 3 to the consolidated financial statements) and (c) the $6.6 million non-cash, non-recurring charge (see note 6 to the consolidated financial statements).

 Minority Interests

   Minority interests decreased from $13.4 million to $1.2 million for the year ended December 31, 1997, compared to 1996, primarily as a result of the deconsolidation of Atlantic's accounts during 1997.

 Preferred Share Dividends

   Preferred Share dividends increased from $7.8 million to $10.4 million, a 33% increase for the year ended December 31, 1997, compared to 1996. The increase is due to the 139,000 Series A Preferred Shares not being issued until April 1, 1996. The Series A Preferred Shares carried a 7.5% preferential cash dividend rate paid quarterly.

LIQUIDITY AND CAPITAL RESOURCES

 Overview

   Security Capital's investment activities consist primarily of investments in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Financial Services Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies which conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities through the sale of stock and convertible securities, borrowings under lines of credit and, in 1998, issuance of unsecured long-term debt.

 1998 compared to 1997 Operating Activities

   Cash provided by operating activities increased by $113.5 million in 1998 compared to 1997. This increase is primarily due to a $34.7 million increase in distributions from unconsolidated investees to $144.8 million for the year ended December 31, 1998. The $78.8 million increase in net non-cash adjustments is related to the equity in earnings of unconsolidated investees, provision for deferred taxes, the change in unrealized gain or loss on investments, depreciation and amortization and the gain on sale of management companies in the third quarter of 1997.

 1998 compared to 1997 Investing and Financing Activities

   Security Capital's investing activities used approximately $655.1 million of cash, and Homestead's used $461.8 million, for the year ended December 31, 1998, compared to $772.9 million and $388.2 million, respectively, for the year ended December 31, 1997. Security Capital's investing activities during the year ended December 31, 1998, primarily consisted of: (i) $375.3 million investment by Security Capital in common shares of SC-European Realty; (ii) $175.0 million investment by Security Capital in securities of Strategic Hotel; (ii) $70.5 million investment in securities of various other affiliates, including SC-U.S.Realty, SC-Preferred Growth and others; and (iii) $25.6 million investment by Belmont in real estate. Security Capital's investing activities during the year ended December 31, 1997, consisted primarily of: (i) $629.6 million investment by Security Capital in securities of various affiliates, (ii) $106.2 million investment by Security Capital in securities of other publicly traded real estate securities and (iii) $7.7 million investment by Belmont in real estate.

   Security Capital's financing activities provided net cash flow of $978.0 million for the year ended December 31, 1998, as compared to $1,126.0 million for the year ended December 31, 1997. Security Capital's financing activities in 1998 primarily consisted of: (i) net proceeds from the lines of credit borrowings of $347.7 million; (ii) proceeds from the issuance of senior unsecured notes of $614.2 million; and (iii) proceeds from the sale of common stock to minority interest holders (Homestead) of $30.9 million; offset by Homestead's payment to extinguish debt of $25.3 million. Security Capital's financing activities in 1997 primarily consisted of: (i) $692.9 million of net proceeds from the issuance of common shares; (ii) $98.7 million of net proceeds from the issuance of convertible debt; (iii) $138.8 million of net proceeds from the lines of credit borrowings; and (iv) $191.8 million of proceeds from the issuance of mortgage notes payable by Homestead.

   Security Capital has committed, through June 30, 1999, to purchase up to $200 million of subordinated convertible debentures of Homestead. Security Capital and its affiliates have committed to $518 million in equity subscriptions to SC-European Realty, of which $375.7 million had been funded as of December 31, 1998. In addition, as of December 31, 1998, Security Capital has committed to invest an additional $40.2 million in Belmont.

   Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies) and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments. In the longer term, Security Capital intends to finance its business activities (including investments in new business initiatives and additional investments in existing affiliates) through the selective sale of assets and redeployment of capital, its line of credit and future issuances of equity and debt securities. In September 1998 Security Capital filed a $1 billion shelf registration statement with the Securities and Exchange Commission, which can be issued as equity or debt as needed by Security Capital, subject to market conditions. Subsequently, $200 million was reserved to be issued under a medium-term note program as long-term debt, of which the entire $200 million had been issued as of mid-January 1999. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, selective sales of assets and redeployment of capital, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings. Security Capital does not guarantee the obligations of its operating affiliates.

   Security Capital's consolidated investee had the following financing activities subsequent to year-end:

  . On February 23, 1999, Homestead completed a sale and lease-back of 18 of the 26 properties collaterizing the $122 million mortgage note held by Merrill Lynch Mortgage Capital Inc. ("MLMC"). Hospitality Properties Trust purchased the properties for $145 million. Proceeds of the sale were used to repay the $122 million debt which was due June 1999. Homestead will continue to operate the properties under a long-term lease through 2015 with options to renew through 2045 and pay minimum rent of approximately $16 million per year which rent may increase based on payment of percentage rents beginning July 2000 based on increases in revenues over a base period. Homestead also posted a security deposit equal to one year's rent. As a result of payment of the $122 million mortgage note eight properties which were used as collateral for the mortgage note were subsequently pledged as collateral for its Working Capital Facilities, described below under "Lines of Credit--Homestead", to draw approximately $21 million in additional borrowings under one of the facilities.

  . On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000. In addition to the renewal, Homestead's lines of credit were amended. See "Lines of Credit--Homestead," below.

  . On March 25, 1999, Homestead announced a rights offering for $225 million of common stock, the proceeds of which will be used to repay Homestead's $200 million bridge facility and for purposes allowed under Homestead's Working Capital Facilities. The bridge facility is secured by a pledge of Security Capital's obligations under a subscription agreement for the purchase of $200 million of subordinated convertible debentures. Security Capital will participate in the rights offering. To the extent rights remain available Security Capital has agreed to purchase enough shares of Homestead common stock in the rights offering to ensure that the proceeds of the offering are no less than $205 million, based on current market prices and subject to final documentation. To the extent Homestead raises proceeds of up to $200 million in the rights offering from third parties or Security Capital which are used to repay the Bridge Facility, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.

 1996 Operating Activities

   Cash provided by operating activities was $34.6 million for the year ended December 31, 1996, which is related to the equity in earnings of unconsolidated investees, provision for deferred taxes, the change in unrealized gain or loss on investments and depreciation and amortization.

 1996 Investing and Financing Activities

   Security Capital recorded investments of approximately $832.3 million in 1996, consisting primarily of (i) $287.4 million invested by Atlantic for the development and acquisition of multifamily communities; (ii) $65 million invested by Homestead for development of extended-stay lodging properties from October 17, 1996, to December 31, 1996; (iii) $95.2 million invested by Security Capital for common shares of Atlantic and ProLogis; and (iv) $392.9 million invested by Security Capital for common shares of SC-U.S.Realty.

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

   Security Capital completed the following non-cash transaction in 1996:

     On October 17, 1996, Security Capital, Archstone, Atlantic and Homestead consummated the merger transactions which created Homestead. Since Homestead and Atlantic were consolidated with Security Capital in 1996, only the effect of Archstone's transaction with Homestead is reflected in Security Capital's consolidated financial statements for the year ended December 31, 1996. With respect to the transaction between Archstone and Homestead, Homestead acquired, at the date of merger, approximately $166 million of net assets in exchange for the issuance of 9,485,727 shares of Homestead common stock and $76 million of convertible mortgage notes payable.

 Lines of Credit

  Security Capital

   Security Capital has a $650 million revolving line of credit with Wells Fargo, as agent for a syndicate of lenders. The line was increased from $400 million to $700 million on April 6, 1998, and then on June 5, 1998, the line became unsecured and was reduced to $650 million. The agreement is effective through April 6, 2000, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. Borrowings bear interest at the LIBOR rate plus 1%. Commitment fees range from 0.125% to 0.20% per annum depending on the average unfunded line of credit balance. The line of credit is guaranteed by SC Realty which is a wholly owned subsidiary of Security Capital. Security Capital has requested the extension of the line of credit to 2002 and a reduction of the line to match its anticipated near-term requirements.

   The line of credit contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio, a cash flow/fixed charge coverage ratio, a secured debt limit, an unsecured liabilities to unencumbered pool value ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The agreement provides that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series B Preferred Shares. As of December 31, 1998, there was $163.4 million outstanding under this line of credit and Security Capital and SC Realty were in compliance with all financial covenants.

  Homestead

   Homestead's Working Capital Facilities were amended along with the extension of the lines on March 18, 1999. The line secured by suburban properties has been increased to $170 million total borrowing capacity from $150 million and the sliding interest terms amended to be 2.0% to 3.0% over LIBOR and 1% to 2% over prime or 1.5% to 2.5% over the federal funds rate. Future additional collateral will be limited to suburban properties which are construction complete and stabilized. The line secured by urban properties has been decreased to $30 million total borrowing capacity from $50 million and the interest terms amended to 3.0% over LIBOR and 2.0% over prime or 2.5% over the federal funds rate.

   The renewed and amended Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

  . limiting total liabilities of no more than 55% of gross asset value, as defined;

  . limiting total indebtedness of no more than 50% of gross asset value, as defined;

  . maintaining various ratios of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to 1.0 to 1.90 to 1.0;

  . maintaining various ratios of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 to 1.25 to 1.0;

  . maintaining various ratios of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 to 2.25 to 1.0;

  . maintaining a minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings; and

  . maintaining positive net sources and uses of funds.

   In addition, under the renewed and amended Working Capital Facilities distributions or dividends on equity are prohibited, except on up to $250 million of preferred stock which may be issued in the future; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; Homestead's business activities will be limited to development, ownership and operation of extended stay hotels; and no other additional indebtedness other than non-recourse indebtedness may be incurred.

   Homestead has significant leverage, and its properties provide revenues to customers on very short-term commitments (one week or less). If occupancy or room revenue were to decline materially, Homestead could be required to renegotiate its financial covenants in its debt agreements or refinance that debt, as to which no assurance can be given.

   In addition to the 16 properties under construction at December 31, 1998, Homestead also owned 18 development sites and had an additional 16 sites under contractual control. Costs to develop the sites owned are estimated at $354 million. Costs to acquire and develop the sites under contractual control are estimated at $200 million.

   Capital resources in addition to those described above will be needed to fund future developments, land acquisitions, and to repay or refinance existing debt upon its maturity. Homestead may, subject to lender consent, seek additional credit facilities and may seek to issue additional debt or equity securities under its existing shelf registration statement, or otherwise. However, there is no assurance that Homestead will be able to obtain such financing when required or on acceptable terms. If Homestead cannot secure adequate funding or complete other development arrangements then it may have to discontinue the development process on some or all of the land sites owned resulting in expensing of carrying costs, such as interest and property taxes, and expensing costs of its internal development group. Similarly, if pursuits of some or all of the land sites are abandoned Homestead may incur write-offs of pursuit costs and loss of non-refundable earnest money deposits. If discontinuance of development of land sites is required or pursuits of land sites for acquisition are abandoned due to financing constraints, then Homestead intends to mitigate incurrence of expenses and cash outflows by seeking to sell land sites, sell and assign rights to acquire sites under pursuit, terminate personnel, or take other appropriate actions, all of which may result in additional losses.

 Senior Unsecured Notes

   On June 23, 1998, Security Capital issued $500 million of Senior Unsecured Notes in three tranches: (i) 6.95% notes, with an original principal amount of $200 million, net of original issue discount, due June 15, 2005; (ii) 7.15% notes, with an original principal amount of $100 million, net of original issue discount, due June 15, 2007; and (iii) 7.70% notes, with an original principal amount of $200 million, due June 15, 2028. Interest is payable on all notes on June 15 and December 15 of each year, commencing December 15, 1998. Such notes were exchanged for substantially identical registered securities on September 4, 1998.

   Under a medium term note program, on November 15, 1998, Security Capital issued 7.75% Senior Unsecured Notes, with an original principal amount of $100 million, net of original issue discount, due November 15, 2003, on December 21, 1998, Security Capital issued 7.66% Senior Unsecured Notes, with an original principal amount of $14.7 million, net of original issue premium, due December 21, 2004, and in January 1999, Security Capital issued $85.3 million of Senior Unsecured Notes, with interest rates ranging from 7.75% to 7.80% and due dates in 2005.

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

   Under the terms of the Indentures, Security Capital can incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition Security Capital will not at any time permit its consolidated tangible net worth, as defined, to be less than $1.5 billion. At December 31, 1998, Security Capital was in compliance with all debt covenants relating to the Senior Unsecured Notes.

 Derivative Financial Instruments

   Security Capital utilizes derivative financial instruments in anticipation of future financing transactions in order to manage well-defined interest rate risk. Through hedging, Security Capital believes it can effectively manage the risk of increases in interest rates on future debt issuances. In May 1998, in anticipation of the June 1998 $500 million debt offering, Security Capital entered into three forward treasury lock transactions with a total notional amount of $375 million. Upon the closing of the debt offering, these contracts were terminated on June 18, 1998, resulting in losses totaling $9.5 million. Such loss will be amortized and included as a component of interest expense over the term of the related notes. As of December 31, 1998, Security Capital had no interest rate hedging contracts outstanding.

 Mortgage Notes Payable

   Homestead has $221.3 million of convertible mortgage notes which are convertible, at the option of Archstone, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

   On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with Atlantic and Merrill Lynch Mortgage Capital Inc. ("MLMC") whereby $98 million of Homestead convertible mortgage notes that were held by Archstone were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to Atlantic. The amount paid to Atlantic was based on trailing market prices of Homestead common stock at the time the agreement was entered into, which exceeded the conversion price of the mortgage at that date. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement Atlantic sold such modified notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The note was collateralized by 26 Homestead properties (totaling $227.4 million of historical cost at December 31, 1998) which were formerly collateral for the Atlantic mortgage notes. On February 23, 1999, 18 of the 26 properties were released from collateral as a result of the sale and leaseback agreement with Hospitality Properties Trust discussed above. The $122 million mortgage note was due to mature on June 30, 1999 (subject to extension by the holder of the mortgage notes), and provided for interest-only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998 and LIBOR plus 2.25% thereafter.

   The transaction resulted in an early extinguishment of debt measured as the difference between the $98.0 million carrying amount of the original mortgage notes to Atlantic and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt and transaction costs amounted to $25.3 million and was recorded as an extraordinary item in the third quarter of 1998.

   The $122 million of indebtedness was repaid in February 1999 with a portion of the proceeds of the sale and leaseback transaction between Homestead and Hospitality Properties Trust.

 2016 Convertible Debentures

   At December 31, 1998, Security Capital had approximately $322.8 million principal amount of 2016 Convertible Debentures outstanding. The 2016 Convertible Debentures accrue interest at an annual rate of 6.5% and require semi-annual cash interest payments. The principal amount of the 2016 Convertible Debentures are convertible into Class A Common Shares at $1,153.90 per share (compared to a December 31, 1998, NYSE closing price of $660 per share) at the option of the holder. The 2016 Convertible Debentures became convertible on September 18, 1998. Security Capital may redeem the 2016 Convertible Debentures at any time after March 29, 1999, in whole or in part, at par plus accrued and unpaid interest to the date of redemption.

EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT")

   Fully converted EBDADT increased from $214.3 million to $234.4 million, a 9% increase for the year ended December 31, 1998, primarily due to increased investments in the Capital Division. EBDADT represents net earnings computed in accordance with generally accepted accounting principles before gains/losses on dispositions of depreciated property, plus real estate deprecation and amortization, plus deferred tax expense, plus EBDADT net of dividends received by SC-U.S.Realty and SC-European Realty from their strategic investees, plus unrealized losses, minus unrealized gains, and plus other non-cash, non-recurring items. Management considers EBDADT to be the appropriate measure of its ownership of real estate enterprises, as it most clearly reflects the impact of both operating performance and capital structure.

   With respect to Security Capital investees in which Security Capital has less than a 20% interest, and does not have the ability to significantly influence management, Security Capital includes only dividends or interest received in its EBDADT. SC-U.S.Realty and SC-European Realty use the same approach for investees in which they own less than 20%. EBDADT is not to be construed as a substitute for net earnings in evaluating operating results nor as a substitute for cash flow in evaluating liquidity.

   Presented below is a reconciliation of net earnings (loss) to EBDADT for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                    1998       1997      1996
                                                  ---------  --------  --------
   Net earnings (loss) attributable to common
    shares......................................  $(152,098) $106,154  $ 32,067
   Investee reconciling items:
     Real estate depreciation...................    153,542    76,307    59,276
     Gain on sale of depreciated real estate....    (25,503)  (20,912)  (18,339)
     Unrealized (gains) losses..................    214,361  (104,730)  (96,866)
     Loss on sale of management companies.......        --     62,042       --
     EBDADT, net of dividends, from Strategic
      Investees of SC-U.S.Realty and SC-European
      Realty....................................     25,619     9,015     4,720
     Interest rate hedge expense................     13,642       --        --
     Loss on extinguishment of debt.............     17,657       --      2,808
     Other......................................     (1,640)    6,430     1,082
                                                  ---------  --------  --------
                                                    397,678    28,152   (47,319)
                                                  ---------  --------  --------
   Security Capital reconciling items:
     Deferred tax (benefit) expense.............    (51,793)   56,378    30,872
     Convertible debenture interest expense.....     21,016    94,749    93,912
     Series A preferred share dividends.........     19,843    10,425     7,819
     Gain on sale of management companies.......        --    (93,395)      --
     Pro forma effect of the sale of the REIT
      and Property management companies.........        --     11,813    16,925
     Other......................................       (203)      --      2,801
                                                  ---------  --------  --------
                                                    (11,137)   79,970   152,329
                                                  ---------  --------  --------
   Fully Converted EBDADT.......................  $ 234,443  $214,276  $137,077
                                                  =========  ========  ========

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

   Security Capital has been working on the Year 2000 issue since July 1997. Security Capital and most of its affiliates have had action programs since that time to certify or replace all technology systems that might be affected, including "embedded" systems such as elevators and HVAC equipment. As of March 1, 1999, Security Capital has either certified or replaced all of its critical systems with Year 2000 compliant systems. The remaining non-critical systems are expected to be upgraded or replaced by June 1999. Among Security Capital's affiliates three have certified all of their systems; the other affiliates are in various stages of conversion to Year 2000 compliant systems. The latest expected date for full compliance is July 1999.

   Security Capital, as a real estate research, investment and operating management company, believes that it has relatively modest potential exposure to Year 2000 issues. Security Capital intends to focus its efforts to ensure that none of its affiliates will encounter the Year 2000 issue, including providing direct and indirect assistance to those companies.

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

   Assessing suppliers' readiness for Year 2000 has not been completed. Security Capital and its affiliates have numerous properties throughout the United States and in Europe and Mexico serviced by many generic service providers such as utilities and telecommunications. In general, tenants have individual contracts for generic services, so Security Capital's affiliates' exposure is generally limited to "common area" facilities. Security Capital and its affiliates have little influence over utility providers and local exchange carriers; however, Security Capital expects little potential risk in this highly scrutinized area.

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

   Security Capital provides shared service functions to a number of affiliated companies. These services include accounting, cash management, human resources and benefits administration, information systems, internal audit, risk management and tax planning and compliance services. All of the internal computer systems used to provide these services are Year 2000 compliant, with the exception of payroll for one affiliate and depreciation accounting, both of which are expected to be converted to compliant systems in the near future. Outside suppliers of services that support the shared service functions, such as banks that perform electronic funds transfers, have been surveyed to determine their Year 2000 compliance level. The survey process has not been completed, but all respondents so far have stated that they are Year 2000 compliant, and Security Capital believes that there are no outside suppliers that have not yet responded that represent a material risk to the provision of shared services to its affiliates. The survey of suppliers is expected to be completed by the end of the second quarter of 1999.

   All of the major systems used by Security Capital are Year 2000 compliant, specifically the corporate accounting, mutual fund management and cash management systems. Security Capital is a tenant in a number of office buildings in the United States and Europe. Landlord and supplier surveys for those buildings are not yet complete, but no material impact is expected to be caused by building related problems.

   Third party costs to address the Year 2000 issue have been less than $50,000 to date and are not expected to exceed $250,000 in any likely worst case scenario. Security Capital's internal costs incurred for Year 2000 compliance issues have been less than $50,000 to date. Such costs are principally the related payroll costs of its information technology group. Security Capital's investment in new accounting, payroll and cash management systems is due to rapid growth over the last five years and a desire to automate a greater number of processes, and is not attributable to Year 2000 issues. However, in considering and implementing these new systems, Security Capital believes it took all appropriate steps to ensure that these new systems are Year 2000 compliant.

   Contingency plans to deal with unexpected and undetected problems caused by the Year 2000 issue are focused on manual correction and rework. No material revenue loss is expected to be caused by late billings or accounting entries.

   Potential liabilities to third parties would be limited to private and public investors, because Security Capital is not providing management or operating real estate. There is no "reasonably likely worst case" known or apparent to Security Capital that would result in a material liability to a third party. The risk of increased cost or lost revenue in the event of the most reasonably likely worst case scenario is not expected to be material in any series of events or potential problems caused by the Year 2000 issue, either for Security Capital directly or to any of its affiliated companies.

   There can be no assurance that the Year 2000 issue remediation by Security Capital and its affiliates or third parties will be properly and timely completed and failure to do so could have a material adverse effect on Security Capital, its business and its financial condition. Security Capital cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties, many of which are outside its control, such as (i) whether significant third parties, such as banks and utilities, properly and timely address the Year 2000 issue and (ii) whether broad-based or systemic economic failures may occur. Security Capital will continue to monitor these issues through its Year 2000 compliance program.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Security Capital's exposures to market risks consist of interest rate risks related primarily to its variable rate line of credit, equity price risks related to its investments in marketable equity securities and interest rate risk related to its consolidated investment in Homestead described below. Security Capital's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objective, Security Capital borrows on a long-term basis primarily at fixed rates and staggered maturities with its primary interest rate risk being related to its variable rate line of credit. Security Capital has in the past, and intends in the future, to occasionally utilize derivative financial instruments as hedges in anticipation of future long-term debt transactions to manage well-defined interest rate risk exposure. Security Capital had no outstanding interest rate hedges as of December 31, 1998 or 1997. Security Capital manages its equity price risks by limiting the percentage of its assets invested in marketable equity securities for trading purposes. As of December 31, 1998 and 1997, less than 3% and less than 4%, respectively, of total assets were invested in marketable equity securities that were available for sale.

 Sensitivity Analysis

   During the year ended December 31, 1998, Security Capital had weighted average outstanding borrowings of $247.3 million on its $650 million variable rate line of credit. If interest rates had been 10% higher during 1998, interest expense on the line of credit would have increased $1.8 million to $19.7 million. As of December 31, 1998, Security Capital held $117.9 million of publicly traded real estate securities at market value through its consolidated investment funds, SC-US Real Estate Shares and SC-European Real Estate Shares. These securities have exposure to price risk. A hypothetical 10% decrease in quoted market prices would amount to a decrease in the recorded value of investments of approximately $11.8 million.

 Homestead's Interest Rate Risk

   Homestead's exposure to market risk for changes in interest rates relates primarily to its line of credit facilities and variable rate mortgage note debt. Homestead has no involvement with derivative financial instruments.

   The table below presents the: (i) effective interest rates; (ii) expected maturity/principal repayment schedules; (iii) carrying values; and (iv) estimated fair values for Homestead's interest rate sensitive liabilities as of December 31, 1998:

                                       Expected Maturity/Principal Repayment December 31,
                          Effective ---------------------------------------------------------
                          Interest                                           Total     Fair
                            Rate      1999   2000 2001 2002 2003 Thereafter Balance   Value
                          --------- -------- ---- ---- ---- ---- ---------- -------- --------
Interest-Sensitive
 Liabilities:
 Lines of Credit
  Facilities--variable
  rate (1)..............    7.30%   $357,080 $--  $--  $--  $--   $    --   $357,080 $357,080
 Convertible Mortgage
  Notes--fixed rate ....    9.00%   $    --  $--  $--  $--  $--   $221,334  $221,334 $218,363
 Mortgage Note Payable--
  variable rate (2).....    7.88%   $122,028 $--  $--  $--  $--   $    --   $122,028 $122,028
 Other Long-Term
  Obligation--fixed
  rate..................    9.74%   $    --  $ 12 $ 13 $ 14 $ 16  $     17  $  8,075 $  8,064

--------
(1) On March 18, 1999, Homestead renewed and amended its lines of credit Working Capital Facilities ($157,080 outstanding in the above amounts), including an extension of their maturity to December 31, 2000. Additionally, on March 25, 1999, Homestead initiated a rights offering for $225 million of common stock, the proceeds of which will be used to repay Homestead's $200 million bridge facility and for purposes allowed under Homestead's Working Capital Facilities.
(2) The $122 million mortgage note scheduled to mature June 1999 was repaid with the proceeds of a sale lease-back transaction on February 23, 1999.

Item 8. Financial Statements and Supplementary Data

   Security Capital's Consolidated Balance Sheets as of December 31, 1998 and 1997, and its Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   For information regarding the directors and executive officers of Security Capital, see "Item 1. Business--Directors and Executive Officers of Security Capital." The information regarding the directors of Security Capital is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Capital's definitive proxy statement for its 1999 annual meeting of shareholders (the "1999 Proxy Statement").

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Election of Directors" and "Executive Compensation" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1999 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

      1.  Financial Statements:

              See Index to Financial Statements below, which is incorporated herein by reference.

      2. Financial Statement Schedules:

              Schedule I.

   All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

      3. Exhibits:

              See Index to Exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                                               Item   Financial
      Date                                                   Reported Statements
      ----                                                   -------- ----------
      November 18, 1998.....................................     5        No
      December 7, 1998......................................     5        No
      December 21, 1998.....................................     5        No

     (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Security Capital Group Incorporated

  Report of Independent Public Accountants................................  60

  Consolidated Balance Sheets as of December 31, 1998 and 1997............  61

  Consolidated Statements of Operations for the years ended December 31,
   1998, 1997 and 1996....................................................  62

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1996, 1997 and 1998.......................................  63

  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1997 and 1996....................................................  64

  Notes to Consolidated Financial Statements..............................  66

  Schedule I--Condensed Financial Information of Registrant...............  90

Archstone Communities Trust

  Independent Auditors' Report............................................  96

  Balance Sheets as of December 31, 1998 and 1997.........................  97

  Statements of Earnings for the years ended December 31, 1998, 1997 and
   1996...................................................................  98

  Statements of Shareholders' Equity for the years ended December 31,
   1998, 1997 and 1996....................................................  99

  Statements of Cash Flows for the years ended December 31, 1998, 1997 and
   1996................................................................... 100

  Notes to Financial Statements........................................... 101

  Independent Auditors' Report............................................ 123

  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1998............................................................... 124

ProLogis Trust

  Report of Independent Public Accountants................................ 133

  Consolidated Balance Sheets as of December 31, 1998 and 1997............ 134

  Consolidated Statements of Earnings and Comprehensive Income for the
   years ended December 31, 1998, 1997 and 1996........................... 135

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1996, 1997 and 1998....................................... 136

  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1997 and 1996.................................................... 138

  Notes to Consolidated Financial Statements.............................. 139

  Report of Independent Public Accountants................................ 169

  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1998............................................................... 170

Security Capital U.S. Realty

  Report of Independent Accountants....................................... 190

  Consolidated Statements of Net Assets at December 31, 1998 and 1997..... 191

  Consolidated Statements of Operations for the years ended December 31,
   1998, 1997 and 1996.................................................... 192

  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1997 and 1996.................................................... 193

  Consolidated Statements of Changes in Net Assets for the years ended
   December 31, 1998, 1997 and 1996....................................... 194

  Consolidated Statements of Changes in Shares Outstanding for the years ended December 31, 1998, 1997 and 1996................................. 194

  Consolidated Financial Highlights for the years ended December 31, 1998,
   1997 and 1996.......................................................... 194

  Consolidated Schedules of Strategic Investment Positions at December 31,
   1998 and 1997.......................................................... 195

  Consolidated Schedules of Special Opportunity Positions at December 31,
   1998 and 1997.......................................................... 196

  Notes to the Consolidated Financial Statements.......................... 197

Homestead Village Incorporated

  Report of Independent Public Accountants................................ 206

Security Capital Atlantic Incorporated

  Report of Independent Public Accountants................................ 207

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

   We have audited the accompanying consolidated balance sheets of Security Capital Group Incorporated (a Maryland Corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits. We did not audit the financial statements of Archstone Communities Trust, Security Capital Atlantic Incorporated, Security Capital U.S. Realty, Security Capital European Realty and Homestead Village Incorporated (prior to January 1, 1997) for which the accompanying statements reflect $1,999,510,000 (44.3%) and $1,741,155,000
(48.2%) of the total consolidated assets of Security Capital Group Incorporated and subsidiaries as of December 31, 1998 and 1997, respectively, and $228,379,000 (44.7%), $165,700,000 (45.1%) and $289,515,000 (72.7%) of the
total consolidated income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for each of the three years ended December 31, 1998, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Group Incorporated and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The attached Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
March 10, 1999

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             1998        1997
                        ------                          ----------  ----------
Investments, at equity:
  Archstone Communities Trust.......................... $  827,977  $  831,574
  ProLogis Trust.......................................    623,715     660,078
  Security Capital European Realty.....................    379,971         --
  Security Capital Preferred Growth Incorporated.......     77,782      60,821
  Security Capital U.S. Realty.........................    791,562     909,581
  Strategic Hotel Capital Incorporated.................    370,197     196,694
                                                        ----------  ----------
                                                         3,071,204   2,658,748
                                                        ----------  ----------
Real estate, less accumulated depreciation.............  1,164,869     716,882
Investments in publicly traded real estate securities,
 at market value.......................................    117,878     129,334
                                                        ----------  ----------
    Total real estate investments......................  4,353,951   3,504,964
Cash and cash equivalents..............................     13,209      11,454
Other assets...........................................    142,629      97,821
                                                        ----------  ----------
    Total assets....................................... $4,509,789  $3,614,239
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $  520,480  $  172,808
  Mortgage notes payable...............................    343,362     301,606
  Long-term debt.......................................    614,236         --
  Convertible debentures...............................    322,774     323,024
  Accounts payable and accrued expenses................    118,152      73,543
  Deferred income taxes................................     35,457      87,250
                                                        ----------  ----------
    Total liabilities..................................  1,954,461     958,231
Minority interests.....................................    132,718     107,135
Shareholders' Equity:
  Class A Shares, $.01 par value; 20,000,000 shares
   authorized; 1,487,109 and 2,045,601 shares issued
   and outstanding in 1998 and 1997, respectively......         15          20
  Class B Shares, $.01 par value; 229,537,385 shares
   authorized; 47,628,481 and 22,627,541 shares issued
   and outstanding in 1998 and 1997, respectively......        476         226
  Series A Preferred Shares, $.01 par value; 139,000
   shares issued and outstanding in 1997; stated
   liquidation preference of $1,000 per share..........        --      139,000
  Series B Preferred Shares, $.01 par value; 257,642
   shares issued and outstanding in 1998; stated
   liquidation preference of $1,000 per share..........    257,642         --
  Additional paid-in capital...........................  2,416,123   2,509,175
  Accumulated deficit..................................   (251,646)    (99,548)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,422,610   2,548,873
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $4,509,789  $3,614,239
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  ---------  --------  --------
INCOME:
 Equity in earnings (loss) of:
   Archstone Communities Trust................... $  75,076  $ 45,587  $ 39,864
   ProLogis Trust................................    25,514     2,101    25,439
   Security Capital European Realty..............     4,234       --        --
   Security Capital Preferred Growth
    Incorporated.................................    (3,831)    6,175       --
   Security Capital U.S. Realty..................  (163,745)  120,113   103,170
   Strategic Hotel Capital Incorporated..........    (1,497)   (3,400)      --
 Realized capital gains (losses).................   (12,582)    8,024       --
 Change in unrealized gain or loss on
  investments....................................   (13,785)   12,375       296
 Financial Services Division revenues from
  related parties................................    93,850   105,941    77,512
 Other income, net...............................    25,570    12,391     2,715
 Homestead Village room revenue..................   144,374    58,397     8,178
 Security Capital Atlantic Incorporated income...       --        --    140,948
                                                  ---------  --------  --------
                                                    173,178   367,704   398,122
                                                  ---------  --------  --------
EXPENSES:
 Interest expense................................    82,203   104,434   101,043
 Financial Services Division expenses............    76,093    87,190    79,296
 General, administrative and other...............    62,774    54,940    29,189
 Depreciation and amortization...................    37,419    15,319     4,613
 Homestead Village rental expenses...............    63,339    25,089     4,014
 Security Capital Atlantic Incorporated
  expenses.......................................       --        --     95,839
                                                  ---------  --------  --------
                                                    321,828   286,972   313,994
                                                  ---------  --------  --------
Earnings (loss) from operations..................  (148,650)   80,732    84,128
 Gain on sale of management companies............       --     93,395       --
                                                  ---------  --------  --------
Earnings (loss) before income taxes, minority
 interest and extraordinary charge...............  (148,650)  174,127    84,128
                                                  ---------  --------  --------
Provision for income tax expense (benefit):
 Current.........................................     4,698       --        --
 Deferred........................................   (51,793)   56,378    30,872
                                                  ---------  --------  --------
Total income tax expense (benefit)...............   (47,095)   56,378    30,872
   Minority interests in net earnings (loss) of
    subsidiaries.................................    (2,202)    1,170    13,370
                                                  ---------  --------  --------
Earnings (loss) before extraordinary charge......   (99,353)  116,579    39,886
Less Preferred Share dividends...................    35,088    10,425     7,819
                                                  ---------  --------  --------
Earnings (loss) before extraordinary charge
 attributable to common shares...................  (134,441)  106,154    32,067
   Extraordinary charge--loss on early
    extinguishment of debt, net of minority
    interests of $7,687..........................    17,657       --        --
                                                  ---------  --------  --------
Net earnings (loss) attributable to common
 shares.......................................... $(152,098) $106,154  $ 32,067
                                                  =========  ========  ========
Weighted-average Class B common shares
 outstanding:
 Basic...........................................   121,325    76,577    52,950
                                                  =========  ========  ========
 Diluted.........................................   121,325    93,054    56,686
                                                  =========  ========  ========
Earnings (loss) per share:
 Basic earnings (loss) before extraordinary
  charge......................................... $   (1.10) $   1.39  $   0.61
 Extraordinary charge--loss on early
  extinguishment of debt.........................     (0.15)      --        --
                                                  ---------  --------  --------
 Basic net earnings (loss) attributable to
  common shares.................................. $   (1.25) $   1.39  $   0.61
                                                  =========  ========  ========
 Diluted earnings (loss) before extraordinary
  charge......................................... $   (1.10) $   1.28  $   0.57
 Extraordinary charge--loss on early
  extinguishment of debt.........................     (0.15)      --        --
                                                  ---------  --------  --------
 Diluted net earnings (loss) attributable to
  common shares.................................. $   (1.25) $   1.28  $   0.57
                                                  =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1996, 1997 and 1998
                         (In thousands, except shares)

                                     Common Stock                Preferred Stock
                          ------------------------------------   at Liquidation
                               Class A           Class B              Value
                          ----------------- ------------------  ------------------ Additional                  Total
                            Shares     Par    Shares      Par                       Paid-in    Accumulated Shareholders'
                          Outstanding Value Outstanding  Value  Series A  Series B  Capital      Deficit      Equity
                          ----------- ----- -----------  -----  --------  -------- ----------  ----------- -------------
Balances at December 31,
 1995...................     994,791   $10         --    $--    $    --   $    --  $  766,298   $(237,769)  $  528,539
 Sale of subscriptions
  for common shares, net
  of offering costs.....     307,958     3         --     --         --        --     320,116         --       320,119
 Less subscriptions
  receivable............     (92,012)   (1)        --     --         --        --     (96,521)        --       (96,522)
 Issuance of Series A
  Preferred Shares......         --    --          --     --     139,000       --         --          --       139,000
 Repurchase of common
  shares................     (12,326)  --          --     --         --        --     (11,483)        --       (11,483)
 Interest reinvestment
  plan..................       5,214   --          --     --         --        --       5,516         --         5,516
 Exercise of stock
  options...............       5,353   --          --     --         --        --       1,430         --         1,430
 Issuance of common
  shares................          31   --          --     --         --        --          36         --            36
 Net earnings...........         --    --          --     --         --        --         --       39,886       39,886
 Series A Preferred
  Share dividends.......         --    --          --     --         --        --         --       (7,819)      (7,819)
                           ---------   ---  ----------   ----   --------  -------- ----------   ---------   ----------
Balances at December 31,
 1996...................   1,209,009   $12         --    $--    $139,000  $    --  $  985,392   $(205,702)  $  918,702
 Issuance of Class A
  Shares, net...........     110,544     1         --     --         --        --     101,435         --       101,436
 Issuance of Class B
  Shares, initial public
  offering..............         --    --   22,569,710    226        --        --     591,440         --       591,666
 Conversion of 2014
  Convertible Debentures
  to Class A Shares          684,349     7         --     --         --        --     757,747         --       757,754
 Issuance of warrants...         --    --          --     --         --        --      61,428         --        61,428
 Interest reinvestment
  plans.................       5,222   --          --     --         --        --       6,964         --         6,964
 Exercise of stock
  options and warrants..      36,477   --       57,831    --         --        --       4,543         --         4,543
 Income tax benefit from
  stock options
  exercised.............         --    --          --     --         --        --         226         --           226
 Net earnings...........         --    --          --     --         --        --         --      116,579      116,579
 Series A Preferred
  Share dividends.......         --    --          --     --         --        --         --      (10,425)     (10,425)
                           ---------   ---  ----------   ----   --------  -------- ----------   ---------   ----------
Balances at December 31,
 1997...................   2,045,601   $20  22,627,541   $226   $139,000  $    --  $2,509,175   $ (99,548)  $2,548,873
 Conversion of Class A
  Shares to Class B
  Shares................    (565,040)   (5) 28,251,899    283        --        --        (278)        --           --
 Exercise of stock
  options and warrants..       1,488   --       34,849    --         --        --       1,918         --         1,918
 Issuance of Series B
  Preferred Shares......         --    --   (3,296,640)   (33)  (139,000)  257,642    (98,766)    (19,843)         --
 Conversion of 2016
  Convertible Debentures
  to Class B Shares.....         --    --       10,832    --         --        --         250         --           250
 Issuance of Class A
  Shares, net...........       5,060   --          --     --         --        --       4,318         --         4,318
 Cost of raising
  capital...............         --    --          --     --         --        --        (494)        --          (494)
 Net loss...............         --    --          --     --         --        --         --     (117,010)    (117,010)
 Preferred Share
  dividends.............         --    --          --     --         --        --         --      (15,245)     (15,245)
                           ---------   ---  ----------   ----   --------  -------- ----------   ---------   ----------
Balances at December 31,
 1998...................   1,487,109   $15  47,628,481   $476   $    --   $257,642 $2,416,123   $(251,646)  $2,422,610
                           =========   ===  ==========   ====   ========  ======== ==========   =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                Year Ended December 31,
                                           -----------------------------------
                                              1998         1997        1996
                                           -----------  -----------  ---------
Operating Activities:
 Net earnings (loss)...................... $  (117,010) $   116,579  $  39,886
 Adjustments to reconcile net earnings
  (loss) to cash flows provided by
  operating activities:
   Deferred income tax expense (benefit)..     (51,793)      56,378     30,872
   Minority interests.....................      (2,202)       1,170     13,370
   Extraordinary charge--loss on early
    extinguishment of debt, net of
    minority interest.....................      17,657          --         --
   Equity in (earnings) loss of
    unconsolidated investees..............      64,249     (170,576)  (168,473)
   Distributions from unconsolidated
    investees.............................     144,757      110,082     74,653
   Change in unrealized gain or loss on
    investments...........................      13,785      (12,375)      (296)
   Depreciation and amortization..........      37,419       15,319      4,613
   Gain on sale of management companies...         --       (93,395)       --
   Other..................................       5,946       18,353    (17,942)
 Decrease (increase) in other assets......     (24,215)     (13,886)     1,074
 Increase (decrease) in accounts payable
  and accrued expenses....................      52,135         (383)    37,107
 Net operating cash flows of Security
  Capital Atlantic Incorporated...........         --           --      19,727
                                           -----------  -----------  ---------
     Net cash flows provided by operating
      activities..........................     140,728       27,266     34,591
                                           -----------  -----------  ---------
Investing Activities:
 Real estate investments..................    (487,447)    (395,896)   (65,138)
 Investments in and advances to:
   ProLogis Trust.........................         --       (75,002)   (64,528)
   Security Capital U.S. Realty...........     (45,726)    (273,042)  (392,922)
   Security Capital European Realty.......    (375,265)         --         --
   Strategic Hotel Capital Incorporated...    (175,000)    (200,000)       --
   Security Capital Preferred Growth
    Incorporated..........................     (25,000)     (54,850)       --
   Publicly traded real estate securities,
    net...................................         228     (106,163)       --
   Homestead Village Incorporated
    warrants..............................         --       (26,682)       --
   Security Capital Atlantic Incorporated.         --           --     (30,700)
 Other....................................      (8,727)     (29,490)     8,397
 Net investing cash flows of Security
  Capital Atlantic Incorporated...........         --           --    (287,418)
                                           -----------  -----------  ---------
     Net cash flows used in investing
      activities..........................  (1,116,937)  (1,161,125)  (832,309)
                                           -----------  -----------  ---------
Financing Activities:
 Proceeds from lines of credit............   1,359,878      532,308    532,000
 Payments on lines of credit..............  (1,012,206)    (393,500)  (580,000)
 Proceeds from long-term debt offerings...     614,236          --         --
 Proceeds from unsecured note and
  mortgage notes payable..................     163,041      191,750     25,363
 Payments on mortgage notes payable.......    (122,028)         --         --
 Proceeds from issuance of convertible
  debt....................................         --        98,729    229,426
 Repurchase of convertible debt...........         --           (72)    (7,840)
 Proceeds from issuance of common shares,
  net.....................................       5,656      691,043    219,096
 Proceeds from issuance of Series A
  Preferred Shares........................         --           --     139,000
 Proceeds from issuance of common shares
  to minority interest holders............      30,911       18,346         81
 Preferred dividends paid.................     (15,245)     (10,425)    (7,819)
 Debt issuance costs......................     (20,543)      (2,409)    (3,116)
 Homestead payment to extinguish debt.....     (25,344)         --         --
 Other....................................        (392)         220      6,599
 Net cash flows of Security Capital
  Atlantic Incorporated...................         --           --     254,882
                                           -----------  -----------  ---------
     Net cash flows provided by financing
      activities..........................     977,964    1,125,990    807,672
                                           -----------  -----------  ---------
Net increase (decrease) in cash and cash
 equivalents..............................       1,755       (7,869)     9,954
Cash and cash equivalents, beginning of
 year.....................................      11,454       19,323      9,369
                                           -----------  -----------  ---------
Cash and cash equivalents, end of year.... $    13,209  $    11,454  $  19,323
                                           ===========  ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                 (In thousands)

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998         1997        1996
                                            -----------  -----------  --------
Non-Cash Investing and Financing
 Activities:
 Receipt of Security Capital European
  Realty shares in satisfaction of
  indebtedness............................. $    70,772  $       --   $    --
                                            ===========  ===========  ========
 Issuance of Series B Preferred Shares:
   Series B Preferred Shares issued........ $   257,642  $       --   $    --
   Series A Preferred Shares retired.......    (139,000)         --        --
   Fair value of Class B Shares retired....     (98,799)         --        --
   Series A Preferred dividend recorded....     (19,843)         --        --
                                            -----------  -----------  --------
                                            $       --   $       --   $    --
                                            ===========  ===========  ========
 Shares issued to acquire SCGPB
  Incorporated............................. $       --   $    (6,600) $    --
                                            ===========  ===========  ========
 Shares received from Archstone in
  exchange for management companies........ $       --   $    75,838  $    --
                                            ===========  ===========  ========
 Shares received from ProLogis in exchange
  for management companies................. $       --   $    81,871  $    --
                                            ===========  ===========  ========
 Issuance of warrants to Atlantic
  shareholders............................. $       --   $    11,530  $    --
                                            ===========  ===========  ========
 Issuance of common stock under debenture
  interest reinvestment plans.............. $       --   $     6,964  $  5,516
                                            ===========  ===========  ========
 Conversion of 2014 and 2016 Convertible
  Debentures............................... $       250  $   757,754  $    --
                                            ===========  ===========  ========
 Increase in property and equipment and
  development cost payable................. $    12,250  $    22,752  $  4,347
                                            ===========  ===========  ========
 Homestead Village Incorporated purchase
  from Archstone Communities Trust:
   Depreciated cost of assets acquired..... $       --   $       --   $177,983
   Liabilities assumed.....................         --           --    (11,818)
   Convertible mortgages issued............         --           --    (75,946)
   Reallocation of investment in Archstone
    Communities Trust to Homestead.........         --           --    (42,376)
 Minority interest contributed.............         --           --    (48,271)
 Net cash acquired.........................         --           --        428
                                            -----------  -----------  --------
                                            $       --   $       --   $    --
                                            ===========  ===========  ========
 Dividend distribution declared for 1st
  quarter 1997 to minority interest
  holders.................................. $       --   $       --   $  6,375
                                            ===========  ===========  ========
 Assumption of existing mortgage notes
  payable in conjunction with real estate
  acquired by Atlantic..................... $       --   $       --   $ 17,867
                                            ===========  ===========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 Business:

   Security Capital Group Incorporated ("Security Capital") is a global real estate research, investment and operating management company. Its strategy is to create the optimal organization to lead and profit from global real estate securitization. Security Capital has invested in various companies (the Capital Division) (see note 2) and provides various capital management and financial services through a Financial Services Division (see note 3). The Capital Division invests in real estate investment trusts and other real estate-related companies either directly or indirectly. Its objective is to identify and underwrite attractive new investment opportunities and enhance the value of existing investee companies. The Financial Services Division provides, operational and capital deployment oversight, capital management, capital markets, corporate services and research services primarily for the companies in which Security Capital and its affiliates have invested either directly or indirectly. Security Capital is a Maryland corporation.

 Principles of Financial Presentation:

   The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees which include Homestead Village Incorporated ("Homestead"), BelmontCorp ("Belmont"), Security Capital U.S. Real Estate Shares ("SC-US Real Estate Shares") and Security Capital European Real Estate Shares ("SC-European Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 1998, minority interest is comprised mainly of the minority shareholders of Homestead and SC-US Real Estate Shares.

   Security Capital accounts for its 20% or greater (but not more than 50%) owned investees, and those over which it has substantial influence as the manager or advisor, by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends reduce the investment as received. Three of Security Capital's equity method investees, Security Capital European Realty ("SC-European Realty"), Security Capital Preferred Growth Incorporated ("SC-Preferred Growth") and Security Capital U.S. Realty ("SC-U.S.Realty"), account for their investments at fair value in accordance with the specialized industry accounting rules prescribed by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies. Under fair value accounting, unrealized gains or losses are determined by comparing the fair value of the securities held to the cost of such securities. Unrealized gains or losses relating to changes in the fair values of SC-European Realty's, SC-Preferred Growth's and SC-U.S.Realty's investments are reported as a component of their net earnings.

   In 1996, Security Capital owned more than 50% of Security Capital Atlantic ("Atlantic") and therefore consolidated Atlantic's financial results. In 1997, Security Capital's ownership was less than 50% and therefore Atlantic's results were reflected on the equity method of accounting.

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

   Certain amounts in the 1997 and 1996 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Real Estate and Depreciation:

   Real estate, which is comprised of real estate assets owned by Homestead and Belmont, is carried at cost, which is not in excess of net realizable value. Costs directly related to land acquisition, and development or renovation of real estate are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

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

 Capitalized Interest:

   Security Capital capitalizes interest as part of the cost of real estate projects under development by its consolidated subsidiaries. See interest costs table in note 5.

 Deferred Loan Fees:

   Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan (issuance costs) or twelve months (renewal costs). See interest costs table in note 5.

 Revenue Recognition:

   Rental, fee and interest income are recorded on the accrual method of accounting. A provision for possible loss is made when collection of receivables is considered doubtful.

 Per Share Data:

   Security Capital adopted Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), effective December 15, 1997. Previously reported earnings per share data have been restated to conform to SFAS 128.

 Recent Accounting Pronouncements:

   In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented for fiscal quarters beginning after June 15, 1998. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Security Capital has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

   In April 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities," establishing accounting standards requiring the expensing of organizational, pre-opening, and start-up costs. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of financial statements for earlier periods is prohibited. Upon adoption, any material unamortized organizational, pre-opening and start-up costs will be required to be written off in 1999 as

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

a cumulative effect of adoption of an accounting standard. Security Capital and its subsidiaries are in the process of evaluating SOP 98-5 and will adopt the standard in the first quarter of 1999. The cumulative impact of the adoption of SOP 98-5 on Security Capital's results of operation and financial position is expected to be approximately $15,700,000 in the first quarter of 1999.

 Interest Rate Contracts

   Security Capital utilizes various interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt issuance.

 Employee Stock Based Compensation

   Security Capital has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and continues to apply the accounting provisions of ABP Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as allowed under SFAS 123 and makes the proforma fair value disclosures required by SFAS 123. In accordance with APB 25, total compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee, and is recognized as expense over the period the employee performs the related services.

(2) Real Estate Investments

   Security Capital holds the following investments at December 31, 1998 and 1997:

                                                                 Security Capital's Net
                                                 % Ownership           Investments
                                                    as of         (Redemptions) for the
                                                 December 31,    Year Ended December 31,
                                                 ------------    ------------------------
       Investment             Type of Entity     1998   1997        1998         1997
       ----------             --------------     ----- ------    -----------  -----------
EQUITY-METHOD INVESTEES:
Archstone Communities     Apartment REIT         38.1%  33.1%(a) $       --   $89,553,000(b)
 Trust--                  (publicly traded)
 formerly Security
 Capital Pacific Trust
 ("Archstone")

ProLogis Trust--          Industrial REIT        40.4%  42.5%            --   156,873,000(b)
 formerly Security        (publicly traded)
 Capital Industrial
 Trust ("ProLogis")

Security Capital          Global real estate     34.6%    -- (c) 375,737,000          --
 European Realty          investments (private
 formerly Security        entity)
 Capital Global Realty

Security Capital          Preferred stock         9.8%  12.9%     25,000,000   54,850,000
 Preferred Growth         investments in real
 Incorporated             estate companies
                          (private REIT)

Security Capital U.S.     U.S. real estate       35.0%  32.9%     45,726,000  273,042,000
 Realty                   investments
                          (publicly traded)

Strategic Hotel Capital   Luxury and upscale     30.4%  39.5%    175,000,000  200,000,000
 Incorporated (d)         hotels (private
 ("Strategic Hotel")      entity)

CONSOLIDATED INVESTEES:

BelmontCorp               Senior assisted         100%   100%     30,487,000    9,763,000
                          living
                          (private entity)

Homestead Village         Extended-stay lodging  69.8%  65.0%    129,108,000   91,503,000
 Incorporated             (publicly traded)

Security Capital          European real estate   99.9% 100.0%      1,000,000   16,500,000
 European Real Estate     securities fund
 Shares                   (investment fund)

Security Capital U.S.     U.S. real estate       89.9%  98.3%     (9,500,000)  90,073,000
 Real Estate Shares       securities fund
                          (investment fund)

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

--------
(a) In July 1998 Security Capital Pacific Trust and Atlantic merged to form Archstone Communities Trust. Pursuant to the merger transaction, Atlantic was merged into Archstone, which is traded on the NYSE under the symbol "ASN". In accordance with the terms of the merger, each outstanding Atlantic common share was converted into one Archstone common share and each outstanding Atlantic Series A preferred share was converted into one comparable Archstone Series C preferred share. Upon consummation of the merger, Security Capital continued to be Archstone's largest shareholder.
(b) Of the total investment, $89,494,000 and $81,871,000 relate to the stock received in exchange for the sale of the management companies to Archstone and ProLogis, respectively.
(c) SC-European Realty was formed in 1998 and owns strategic control positions in fully integrated real estate operating companies mainly in Europe. In April 1998 SC-European Realty completed a $1,500,000,000 equity subscription offering, of which Security Capital and its subsidiaries subscribed for $518,258,000 of common shares.
(d) As of December 31, 1998, Security Capital's investment in Strategic Hotel consisted of $200,000,000 of common stock (19,166,666 shares), $125,000,000 of 7.5% convertible subordinated debentures (7.5% debentures) and $50,000,000 of 6.5% convertible subordinated debentures (6.5% debentures). The 7.5% debentures are convertible into Strategic Hotel stock at $11.50 per share, bear interest at 7.5% per annum and have a "mandatory" interest pay rate of 3% per annum. Deferred interest accrues interest at 7.5% per annum and the difference between the total deferred interest and mandatory interest is payable upon maturity or redemption of the debentures. During 1998 and 1997 Strategic Hotel paid interest at the 3% mandatory rate. The 6.5% debentures are convertible into Strategic Hotel stock at $13.20 per share and bear interest at 6.5% per annum.

   Security Capital received dividends and interest (Strategic Hotel only) from its investees for the years ended December 31, 1998, 1997 and 1996, as follows (in thousands, except per share amounts):

                                                         Dividends Received
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
      Dividends:
        Archstone................................... $ 59,591 $ 36,679 $ 33,963
        Atlantic....................................   19,083   34,512   33,975
        ProLogis....................................   61,876   47,090   40,689
        SC-European Real Estate Shares..............       26      --       --
        SC-Preferred Growth.........................    4,207      204      --
        SC-US Real Estate Shares....................    7,098    9,600      --
                                                     -------- -------- --------
                                                      151,881  128,085  108,627
                                                     -------- -------- --------
      Interest:
        Strategic Hotel.............................   11,090    1,297      --
                                                     -------- -------- --------
                                                     $162,971 $129,382 $108,627
                                                     ======== ======== ========

                                                        Dividend Amount Per
                                                           Investee Share
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
      Archstone..................................... $ 1.3900 $ 1.3000 $ l.2400
      Atlantic......................................   0.8000   1.5600   1.6500
      ProLogis......................................   1.2399   1.0628   1.0100
      SC-European Real Estate Shares................   0.0440      --       --
      SC-Preferred Growth...........................   1.1000   0.2000      --
      SC-US Real Estate Shares......................   0.7521   0.9955      --

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following summarizes real estate investments of Security Capital's consolidated investees as of December 31, 1998 and 1997 (in thousands):

                                                               1998      1997
                                                            ---------- --------
      Extended-stay lodging properties (Homestead)
       Operating properties................................ $  939,107 $472,668
       Developments under construction.....................    110,891  213,283
       Developments in planning............................    126,054   32,984
       Land held for future development....................        --     1,463
       Land held for sale..................................      4,332    6,655
                                                            ---------- --------
         Total real estate, at cost........................  1,180,384  727,053
         Less accumulated depreciation.....................     48,783   17,824
                                                            ---------- --------
           Subtotal........................................  1,131,601  709,229
                                                            ---------- --------
      Senior assisted living properties (Belmont)
       Operating properties................................     15,054      --
       Developments under construction.....................     13,565    6,607
       Developments in planning............................      2,712    1,046
       Land held for future development....................      1,320      --
       Land held for sale..................................        650      --
                                                            ---------- --------
         Total real estate, at cost........................     33,301    7,653
         Less accumulated depreciation.....................         33      --
                                                            ---------- --------
           Subtotal........................................     33,268    7,653
                                                            ---------- --------
      Total real estate.................................... $1,164,869 $716,882
                                                            ========== ========

   Presented below is summarized balance sheet information for Security Capital's equity-method investees as of December 31, 1998 and 1997 (in thousands):

                               Archstone       Atlantic(a)       ProLogis           Strategic Hotel
                         --------------------- ----------- --------------------- ---------------------
                            1998       1997       1997        1998       1997       1998       1997
                         ---------- ---------- ----------- ---------- ---------- ---------- ----------
Net real estate
 investments............ $4,875,973 $2,760,439 $1,298,946  $3,403,212 $2,834,711 $1,986,580 $  814,489
Cash and other assets...    183,925     45,247    142,465     927,517    199,242    148,714    203,803
                         ---------- ---------- ----------  ---------- ---------- ---------- ----------
   Total assets......... $5,059,898 $2,805,686 $1,441,411  $4,330,729 $3,033,953 $2,135,294 $1,018,292
                         ========== ========== ==========  ========== ========== ========== ==========
Total liabilities....... $2,410,114 $1,265,250 $  550,430  $2,023,066 $1,003,912 $1,206,855 $  638,013
Minority interest.......     21,459        --         --       51,295     53,304    267,198    108,030
Total shareholders'
 equity.................  2,628,325  1,540,436    890,981   2,256,368  1,976,737    661,241    272,249
                         ---------- ---------- ----------  ---------- ---------- ---------- ----------
   Total liabilities and
    shareholders'
    equity.............. $5,059,898 $2,805,686 $1,441,411  $4,330,729 $3,033,953 $2,135,294 $1,018,292
                         ========== ========== ==========  ========== ========== ========== ==========

                            SC-European   SC-Preferred
                             Realty(b)       Growth           SC-U.S.Realty
                            ----------- ----------------- ----------------------
                               1998       1998     1997      1998        1997
                            ----------- -------- -------- ----------- ----------
Investments in real estate
 operating companies......  $1,165,964  $800,202 $521,697 $ 2,730,399 $2,728,054
Investments in common
 shares and debentures of
 Security Capital (at
 market in 1998, at cost
 in 1997).................         --        --       --      116,245    165,000
Cash and other assets.....       8,717    40,041   76,050      26,983      8,767
                            ----------  -------- -------- ----------- ----------
   Total assets...........  $1,174,681  $840,243 $597,747 $ 2,873,627 $2,901,821
                            ==========  ======== ======== =========== ==========
Total liabilities.........  $   90,951  $ 18,114 $ 52,836 $   647,243 $  143,400
Total shareholders'
 equity...................   1,083,730   822,129  544,911   2,226,384  2,758,421
                            ----------  -------- -------- ----------- ----------
   Total liabilities and
    shareholders' equity..  $1,174,681  $840,243 $597,747 $ 2,873,627 $2,901,821
                            ==========  ======== ======== =========== ==========

--------
(a) Atlantic merged into Archstone in July 1998.
(b) SC-European Realty was formed in 1998.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is summarized earnings information for Security Capital's equity-method investees for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                         Archstone              Atlantic(a)
                                 --------------------------  ------------------
                                   1998     1997     1996      1998      1997
                                 -------- -------- --------  --------  --------
Rental revenue and other
 income, net...................  $513,645 $355,662 $326,246  $101,532  $175,157
                                 -------- -------- --------  --------  --------
Expenses:
  Operating, general and
   administrative
   and other expenses..........   381,216  259,269  233,027    75,357   122,434
  Costs incurred in acquiring
   management companies from
   Security Capital............       --    71,707      --        --        --
                                 -------- -------- --------  --------  --------
                                  381,216  330,976  233,027    75,357   122,434
                                 -------- -------- --------  --------  --------
Net earnings before minority
 interest......................   132,429   24,686   93,219    26,175    52,723
Minority interest share of net
 earnings......................       --       --       --        --        --
                                 -------- -------- --------  --------  --------
Net earnings from operations...   132,429   24,686   93,219    26,175    52,723
Gain on disposition of
 depreciated real estate.......    65,531   48,232   37,492       --        --
                                 -------- -------- --------  --------  --------
Net earnings...................   197,960   72,918  130,711    26,175    52,723
Less Preferred Share dividends.    20,938   19,384   24,167     2,156     1,569
                                 -------- -------- --------  --------  --------
Net earnings attributable to
 common shares.................  $177,022 $ 53,534 $106,544  $ 24,019  $ 51,154
                                 ======== ======== ========  ========  ========
Security Capital share of net
 earnings......................  $ 63,078 $ 18,849 $ 39,864  $ 11,998  $ 26,738
                                 ======== ======== ========  ========  ========
                                                                 Strategic
                                          ProLogis               Hotel(b)
                                 --------------------------  ------------------
                                   1998     1997     1996      1998      1997
                                 -------- -------- --------  --------  --------
Rental, room revenue and other
 income, net...................  $372,795 $296,118 $233,463  $547,388  $ 72,000
Expenses:
  Operating, general and
   administrative
   and other expenses..........   262,350  184,811  150,753   542,513    83,513
  Costs incurred in acquiring
   management companies from
   Security Capital............       --    75,376      --        --        --
                                 -------- -------- --------  --------  --------
                                  262,350  260,187  150,753   542,513    83,513
                                 -------- -------- --------  --------  --------
Net earnings (loss) before
 minority interest.............   110,445   35,931   82,710     4,875   (11,513)
Minority interest share of net
 earnings......................     4,681    3,560    3,326     9,461     1,063
                                 -------- -------- --------  --------  --------
Net earnings (loss) from
 operations....................   105,764   32,371   79,384    (4,586)  (12,576)
Gain (loss) on disposition of
 depreciated real estate.......     5,565    7,378      (29)      --        --
                                 -------- -------- --------  --------  --------
Net earnings (loss)............   111,329   39,749   79,355    (4,586)  (12,576)
Less Preferred Share dividends.    49,098   35,318   25,895       --        --
                                 -------- -------- --------  --------  --------
Net earnings (loss)
 attributable to common shares.  $ 62,231 $  4,431 $ 53,460  $ (4,586) $(12,576)
                                 ======== ======== ========  ========  ========
Security Capital share of net
 earnings (loss)...............  $ 25,514 $  2,101 $ 25,439  $ (1,497) $ (3,400)
                                 ======== ======== ========  ========  ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                            SC-
                          SC-European    Preferred
                           Realty(c)     Growth(d)             SC-U.S.Realty
                          ----------- ----------------- ----------------------------
                             1998       1998     1997     1998       1997     1996
                          ----------- --------  ------- ---------  -------- --------
Net investment income
 (loss).................   $(12,526)  $ 35,238  $ 1,482 $  77,899  $ 60,308 $ 12,939
Realized gains on
 investments............      1,580        --       --     32,878    41,073    3,480
Increase (decrease) in
 market value of
 investments............     23,215    (66,618)  49,866  (642,372)  264,974  252,294
Elimination of a related
 party transaction......        --         --       --     48,755       --       --
                           --------   --------  ------- ---------  -------- --------
Adjusted net earnings
 (loss).................   $ 12,269   $(31,380) $51,348 $(482,840) $366,355 $268,713
                           ========   ========  ======= =========  ======== ========
Security Capital share
 of adjusted net
 earnings (loss)........   $  4,234   $ (3,831) $ 6,175 $(163,745) $120,113 $103,170
                           ========   ========  ======= =========  ======== ========

--------
(a) Atlantic was consolidated by Security Capital in 1996. Atlantic merged into Archstone in July 1998.
(b) Strategic Hotel was formed in 1997.
(c) SC-European Realty was formed in 1998.
(d) SC-Preferred Growth was formed in 1997.

   A condensed consolidating balance sheet for Security Capital as of December 31, 1998, follows (in thousands):

                                                                Investment
                            Security Capital (a) Homestead (b) Funds (b)(c) Consolidated (d)
                            -------------------- ------------- ------------ ----------------
   Investments, at equity..      $3,523,429       $      --      $    --       $3,071,204
   Net real estate
    investments............          33,268        1,137,869          --        1,164,869
   Investments in publicly
    traded real estate
    securities, at market
    value..................           7,778              --       110,100         117,878
   Cash and other assets...         116,882           80,522        5,265         155,838
                                 ----------       ----------     --------      ----------
       Total assets........      $3,681,357       $1,218,391     $115,365      $4,509,789
                                 ==========       ==========     ========      ==========
   Lines of credit.........      $  163,400       $  357,080     $    --       $  520,480
   Long-term debt..........         937,010          343,362          --        1,280,372
   Other liabilities.......         134,105           59,923        4,557         153,609
                                 ----------       ----------     --------      ----------
       Total liabilities...       1,234,515          760,365        4,557       1,954,461
   Minority interests......          19,488              --           --          132,718
   Shareholders' equity....       2,427,354          458,026      110,808       2,422,610
                                 ----------       ----------     --------      ----------
       Total liabilities
        and shareholders'
        equity.............      $3,681,357       $1,218,391     $115,365      $4,509,789
                                 ==========       ==========     ========      ==========

--------
(a) Includes Homestead and the Investment Funds on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d) Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A condensed consolidating statement of operations for Security Capital for the year ended December 31, 1998, follows (in thousands):

                           Security                  Investment
                          Capital (a) Homestead (b) Funds (b)(c) Consolidated (d)
                          ----------- ------------- ------------ ----------------
Equity in earnings
 (loss) of investees....   $(103,324)   $    --       $    --       $ (64,249)
Financial Services
 Division revenues from
 related parties........      99,395         --            --          93,850
Room revenue............         --      144,374           --         144,374
Other income (loss).....      16,754       2,030       (17,160)          (797)
                           ---------    --------      --------      ---------
                              12,825     146,404       (17,160)       173,178
                           ---------    --------      --------      ---------
Interest expense........      59,253      23,189           --          82,203
Financial Services
 Division expenses (e)..      76,093         --            --          76,093
General, administrative
 and other (f)..........      35,097      29,520         2,185         62,774
Depreciation and
 amortization...........       5,596      34,244           --          37,419
Rental expenses.........         --       63,339           --          63,339
                           ---------    --------      --------      ---------
                             176,039     150,292         2,185        321,828
                           ---------    --------      --------      ---------
Earnings (loss) before
 income taxes, minority
 interests, and
 extraordinary charge...    (163,214)     (3,888)      (19,345)      (148,650)
Income tax benefit......     (47,095)        --            --         (47,095)
Minority interests......         --          --            --          (2,202)
                           ---------    --------      --------      ---------
Net earnings (loss)
 before extraordinary
 charge.................    (116,119)     (3,888)      (19,345)       (99,353)
Less Preferred Share
 dividends..............      35,088         --            --          35,088
                           ---------    --------      --------      ---------
Earnings (loss)
 attributable to common
 shares.................    (151,207)     (3,888)      (19,345)      (134,441)
Extraordinary loss on
 early extinguishment of
 debt, net..............         --      (25,344)          --         (17,657)
                           ---------    --------      --------      ---------
Net loss attributable to
 common shares..........   $(151,207)   $(29,232)     $(19,345)     $(152,098)
                           =========    ========      ========      =========

--------
(a) Includes Homestead and the Investment Funds on the equity method.
(b) Reflects the carrying amount prior to elimination entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d) Consolidated amounts include effect of elimination entries.
(e) Includes a special charge of $3.8 million in the fourth quarter, which was principally due to a change in Security Capital's strategy related to the retail distribution of real estate investment funds, which resulted in a reduction of personnel and associated costs.
(f) On October 28, 1998, Homestead announced a reduction in development activity and an associated special charge related to sites on which Homestead may choose not to develop new facilities. Security Capital's share of Homestead's fourth quarter special charge was $4.7 million.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(3) Financial Services Division

   Security Capital's Financial Services Division earns fee income from providing the services described below. Such services are furnished primarily to direct and indirect investees.

 Capital Management Services

   The Global Capital Management Group provides oversight, guidance and/or management to various entities which own real estate securities on a strategic, intermediate-term or short-term basis. Customers include managed entities such as SC-U.S.Realty, SC-European Realty and SC-Preferred Growth, and open-end entities, including the company's various investment funds as well as third-party accounts.

  Operating Advisors

   A Financial Services Division subsidiary domiciled in Luxembourg advises on all investment and operational activities of SC-U.S.Realty. The SC-U.S.Realty Advisor is paid an operating advisor fee of 1.25% of SC-U.S.Realty's average monthly investments at fair value (other than liquid short-term investments and investments in Security Capital). Another Financial Services Division subsidiary domiciled in Luxembourg serves as the operating advisor to SC-European Realty and is paid an operating advisor fee of 1.25% of SC-European Realty's average monthly investments at fair value.

  Management Company

   A U.S. subsidiary headquartered in Chicago manages SC-Preferred Growth (a
REIT), and SC-US Real Estate Shares and SC-European Real Estate Shares, which are open-end investment funds. The management fees earned by this subsidiary range from 0.62% to 1.00% of the fair value of the average assets under management.

 Capital Markets Services

   The Capital Markets Group provides capital markets services, mainly through private placement offerings, for public and private affiliated operating companies and investment entities.

 Corporate Services

   The Corporate Services Group provides accounting, human resources and benefits administration, tax planning and compliance, risk management, cash management, internal audit and information systems services to various affiliates. These services are provided at negotiated rates, based on market terms. The Corporate Services Group focuses on centralized services where economies of scale, volume purchasing power and effective use of technology are expected to generate cost efficiencies.

 Real Estate Research Services

   The Real Estate Research Group conducts proprietary real estate research and provides analysis of long-term market conditions and short-term trends to Security Capital's affiliated operating companies and investment entities.

 Formerly Owned REIT Managers and Property Managers

   Prior to September 1997, certain Security Capital Financial Services Division subsidiaries, under the terms of separate agreements, managed the operations ("REIT Managers") of various REITs in which Security Capital is a principal owner, and other subsidiaries ("Property Managers") provided property management services to those REITs. Each REIT Manager was paid a REIT management fee based on a percentage of the REIT's pre-management fee cash flow, after deducting actual and assumed regularly scheduled principal payments for long-term debt and dividends paid on non-convertible preferred shares, as defined in the REIT management agreements. The fee was generally 16% of cash flow, as defined, of the REIT. Property management fees were at market rates and were paid separately to Security Capital's property management subsidiaries.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   On September 9, 1997, Security Capital exchanged the REIT and Property Managers with Archstone, Atlantic and ProLogis for additional shares of the respective REITs (the "Mergers"), resulting in each of the REITs becoming internally managed. Archstone, Atlantic and ProLogis issued $75,838,457 (3,295,533 shares), $51,754,136 (2,306,591 shares) and $81,870,626 (3,692,024 shares) of their common shares to Security Capital, respectively, in exchange for the respective REIT Managers and Property Managers and operating systems. Security Capital recorded a gain on the sale of the management companies to Archstone and ProLogis totaling $143,293,000. For financial reporting purposes, the gain was reduced by the value ($49,898,000) of warrants ("Warrants") to purchase Class B Shares issued to Archstone and ProLogis shareholders, as described below, resulting in a net gain of $93,395,000. At the time of the transaction, Security Capital owned 50.3% in Atlantic and therefore Atlantic was an entity under common control and consequently no gain was recognized on the sale to Atlantic. The value ($11,530,000) of the Warrants issued to Atlantic's shareholders was included in the basis of Security Capital's investment in Atlantic, which subsequently merged with Archstone.

   Financial Services Division revenues for the years ended December 31, 1998, 1997 and 1996, were earned from the following sources (in thousands):

                                                    1998      1997      1996
                                                   -------  --------  --------
      Capital Markets Group fees.................. $31,091  $ 13,397  $  2,561
      Corporate Services Group fees...............  17,644     5,334       --
      Global Capital Management Group fees........  49,199    26,210     8,041
      Real Estate Research Group fees.............   1,461       840       --
      Property management fees....................     --     23,785    27,491
      REIT management fees........................     --     39,379    54,108
                                                   -------  --------  --------
          Total Financial Services Division
           revenues...............................  99,395   108,945    92,201
      Less amounts eliminated in consolidation....  (5,545)   (3,004)  (14,689)
                                                   -------  --------  --------
      Consolidated Financial Services Division
       revenues from related parties.............. $93,850  $105,941  $ 77,512
                                                   =======  ========  ========

(4) Segment Reporting

   For internal management purposes, Security Capital uses Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") to measure its performance. Security Capital believes that EBDADT is the best measure of operating performance for Security Capital and its affiliates. For EBDADT purposes, all investees (including consolidated investees) are accounted for on the the equity method. In general, EBDADT is defined for Security Capital and its consolidated and equity-method investees as follows:

   Net earnings plus or minus:

     Plus Real estate depreciation (depreciation will not be added back for non-real estate assets whose value is declining over time)

     Plus Amortization of real estate related non-cash items (e.g., goodwill)

     Plus       Other non-cash, non-recurring expenses

     Minus Dividends received by SC-U.S.Realty and SC-European Realty from their strategic investees

     Plus/Minus Deferred tax expense (benefit)

     Plus/Minus Losses (gains) on the disposition of depreciated real estate

     Plus/Minus Unrealized losses (gains)

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   With respect to Security Capital investees in which Security Capital has less than a 20% interest, and does not have the ability to significantly influence management, Security Capital includes only dividends or interest received in its EBDADT. SC-U.S.Realty and SC-European Realty use the same approach for investees in which they own less than 20%.

   Security Capital operates its business based on two reportable segments. These segments are managed separately due to the nature of their operations. The first segment, the Capital Division, records revenues by reporting its pro-rata share of its investees' EBDADT and the second segment, the Financial Services Division, records revenues based on the services provided to its customers. These segments are described in notes 2 and 3 above.

   Presented below is a Statement of EBDADT by reportable segment for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                                                        1998   1997(1)  1996(1)
                                                      -------- -------- --------
      Capital Division:
        Equity in Investees' EBDADT.................. $301,213 $227,706 $153,601
        Interest and other income....................    2,238    4,085    2,911
                                                      -------- -------- --------
                                                       303,451  231,791  156,512
                                                      -------- -------- --------
        Operating expenses...........................   36,347   27,375   14,826
        Interest expense(2)..........................   38,204    7,464    6,227
        Current income tax expense...................    2,997      --       --
        Convertible preferred share dividends(2).....   15,245      --       --
                                                      -------- -------- --------
          Capital Division EBDADT(3).................  210,658  196,952  135,459
                                                      -------- -------- --------
      Financial Services Division:
        Revenues.....................................   99,395   53,411   19,183
                                                      -------- -------- --------
        Operating expenses...........................   73,909   35,512   17,565
        Current income tax expense...................    1,701      575      --
                                                      -------- -------- --------
          Financial Services Division EBDADT.........   23,785   17,324    1,618
                                                      -------- -------- --------
          Total EBDADT............................... $234,443 $214,276 $137,077
                                                      ======== ======== ========

--------
(1) The 1997 and 1996 EBDADT information reflects pro forma data assuming the September 9, 1997, exchange of Security Capital's REIT management and property management companies for common shares of ProLogis and Archstone occurred as of the beginning of 1996.
(2) Assumes conversion of all convertible securities that are dilutive (and, for 1997 and 1996, the 2014 Convertible Debentures which were converted prior to December 31, 1997).
(3) For purposes of calculating Capital Division EBDADT, Security Capital applies all interest expense, preferred share dividends and similar charges for invested capital to the Capital Division. Operating expenses include the direct costs of personnel assigned to the Capital Division plus a proportionate share of general and administrative costs based on revenues.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is a reconciliation of net earnings (loss) to EBDADT for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                   1998       1997       1996
                                                 ---------  ---------  --------
      Net earnings (loss) attributable to
       common shares...........................  $(152,098) $ 106,154  $ 32,067
      Investee reconciling items:
        Real estate depreciation...............    153,542     76,307    59,276
        Gain on sale of undepreciated real
         estate................................    (25,503)   (20,912)  (18,339)
        Unrealized (gains) losses..............    214,361   (104,730)  (96,866)
        Loss on sale of management companies...        --      62,042       --
        EBDADT, net of dividends from Strategic
         Investees of SC-U.S.Realty and
         SC-European Realty....................     25,619      9,015     4,720
        Interest rate hedge expense............     13,642        --        --
        Loss on extinguishment of debt.........     17,657        --      2,808
        Other..................................     (1,640)     6,430     1,082
                                                 ---------  ---------  --------
                                                   397,678     28,152   (47,319)
                                                 ---------  ---------  --------
      Security Capital reconciling items:
        Deferred tax (benefit) expense.........    (51,793)    56,378    30,872
        Convertible debenture interest expense.     21,016     94,749    93,912
        Series A preferred share dividends.....     19,843     10,425     7,819
        Gain on sale of management companies...        --     (93,395)      --
        Pro forma effect of the sale of the
         REIT and Property management
         companies.............................        --      11,813    16,925
        Other..................................       (203)       --      2,801
                                                 ---------  ---------  --------
                                                   (11,137)    79,970   152,329
                                                 ---------  ---------  --------
          Total EBDADT.........................  $ 234,443  $ 214,276  $137,077
                                                 =========  =========  ========

   Presented below is a reconciliation of segment assets at fair value to assets presented in accordance with generally accepted accounting principles ("GAAP") as of December 31, 1998 and 1997 (in thousands):

                                                           1998        1997
                                                        ----------  ----------
      Capital Division Assets at fair value (1)........ $3,973,091  $4,476,667
        Excess of assets at fair value over
         unconsolidated GAAP assets....................   (300,707)   (928,900)
        Consolidation of Homestead and investment
         funds.........................................    847,584     513,758
        Proceeds from assumed exercise of options and
         warrants (2)..................................    (10,179)   (447,286)
                                                        ----------  ----------
          GAAP Assets.................................. $4,509,789  $3,614,239
                                                        ==========  ==========

--------
(1) For internal management purposes, Security Capital values its Capital Division assets at fair value and does not allocate a value to the Financial Services Division.
(2) Includes only those options and warrants whose exercise price is equal to or less than market value as of these dates.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5) Indebtedness

 Lines of Credit:

   A summary of the lines of credit borrowings as of and for the years ended December 31, 1998 and 1997, is as follows (dollar amounts in thousands):

                                     1998                            1997
                         -------------------------------  -----------------------------
                         Security                         Security
                         Capital   Homestead   Combined   Capital   Homestead  Combined
                         --------  ---------  ----------  --------  ---------  --------
Total lines of credit... $650,000  $400,000   $1,050,000  $400,000  $100,000   $500,000
Borrowings outstanding
 at December 31.........  163,400   357,080      520,480    76,000    96,808    172,808
Weighted average daily
 borrowings.............  247,283   179,958      427,241    60,049    14,308     74,357
Maximum borrowings
 outstanding at any
 month end..............  523,000   357,080      654,200   188,500    96,808    188,500
Weighted average daily
 interest rate..........     7.13%     7.51%        7.29%     7.19%     7.83%      7.31%
Weighted average
 interest rate as of
 December 31............     6.35%     7.30%        7.00%     7.50%     8.21%      7.90%

   At December 31, 1998, Security Capital had a $650,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. The agreement is effective through April 6, 2000, with an option to renew for successive one-year periods with the approval of lenders. Borrowings bear interest at LIBOR plus a margin (1.00% as of December 31, 1998) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). Security Capital has requested the extension of the line of credit to 2002 and a reduction of the line to match its anticipated intermediate-term requirements.

   Commitment fees range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty, which is a wholly owned subsidiary of Security Capital.

   During a non-monetary default, no payments other than dividends paid on Security Capital's Series B Preferred Shares are permitted. Distributions and dividends paid, other than those on Security Capital's Series B Preferred Shares, cannot exceed 50% of the cash flow available for distributions, provided no event of default has occurred and is continuing. In the event of a monetary default, all distributions are prohibited.

   Homestead's lines of credit as of December 31, 1998, are summarized as follows:

                                                         Fee on average
   Amount        Maturity       Interest rate range     unfunded balances            Collateral
------------  -------------- -------------------------- ----------------- ---------------------------------
$150,000,000  April 23, 1999 Eurodollar rate plus 1.5%       0.375%       Real estate
                             to 2.5% or the higher
                             of prime plus 0.5% to
                             1.5% or the federal funds
                             rate plus 1% to 2%

$ 50,000,000  April 23, 1999 Eurodollar rate plus 2.75%      0.5%         Real estate
                             or the higher of prime
                             plus 1.75% or the Federal
                             Funds rate plus 2.25%

$200,000,000  April 23, 1999 Eurodollar rate plus 1.25%      0.25%        Subscription receivable from
                             or base rate of prime                        Security Capital for $200,000,000
                             plus 0.25%                                   of Homestead convertible
                                                                          subordinated debentures, which
                                                                          Homestead may convert to
                                                                          Homestead common stock
                                                                          if it is not in default

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Both the $150,000,000 and the $50,000,000 lines of credit were extended past their due dates of April 23, 1999 subsequent to year end. See note 14 .

   Each line of credit requires maintenance of certain financial covenants. Security Capital, SC Realty and Homestead were in compliance with all such covenants at December 31, 1998.

 Senior Unsecured Notes:

   During 1998 Security Capital issued the following long-term debt, all of which was outstanding as of December 31, 1998 (in thousands):

   6.95% Senior Unsecured Notes, due June 15, 2005, original principal of $200,000,000, net of original issue discount. Interest is payable on June 15 and December 15 of each year, commencing
    December 15, 1998.................................................  $199,802
   7.15% Senior Unsecured Notes, due June 15, 2007, original principal of $100,000,000, net of original issue discount. Interest is payable on June 15 and December 15 of each year, commencing
    December 15, 1998.................................................    99,824
   7.70% Senior Unsecured Notes, due June 15, 2028, original principal of $200,000,000. Interest is payable on June 15 and December 15 of
    each year, commencing December 15, 1998...........................   200,000
   7.75% Unsecured Medium-Term Notes, due November 15, 2003, original principal of $100,000,000, net of original issue discount.
    Interest is payable on May 15 and November 15 of each year,
    commencing May 15, 1999...........................................    99,908
   7.66% Unsecured Medium-Term Notes, due December 21, 2004, original principal of $14,700,000, including original issue premium.
    Interest is payable on March 15 and September 15 of each year,
    commencing March 15, 1999.........................................    14,702
                                                                        --------
                                                                        $614,236
                                                                        ========

   All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

   Under the terms of the indentures, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indentures, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined in the indentures, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indentures, to be less than $1,500,000,000. At December 31, 1998, Security Capital was in compliance with all debt covenants contained in the indentures.

 Convertible Debt:

   As of December 31, 1998 and 1997, Security Capital had $322,774,000 and $323,024,000, respectively, of 6.50% convertible subordinated debentures due 2016 ("2016 Convertible Debentures") outstanding. The 2016 Convertible Debentures accrue interest at 6.5% per annum and pay interest semi-annually in June and December.

   As of September 18, 1998, the 2016 Convertible Debentures became convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital may redeem the 2016 Convertible Debentures at par plus accrued interest at any time after March 29, 1999, upon not less than 60 days nor more than 90 days' prior written notice to the holders.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Security Capital's 2014 Convertible Debentures were called for redemption on September 29, 1997. A total of $8,900 of 2014 Convertible Debentures were redeemed on December 1, 1997, at a redemption price of $1,000 plus accrued interest. In 1997, substantially all 2014 Convertible Debenture holders elected to convert their debentures into shares of Security Capital's Class A common stock, par value $.01 per share ("Class A Shares"), at the conversion price of $1,046 per share. On conversion of the 2014 Convertible Debentures, any accrued interest was deemed to be paid in full upon delivery of the Class A Shares to the debenture holder. A total of $715,830,000 principal amount of 2014 Convertible Debentures was converted into 684,349 Class A Shares. The principal amount of the converted debentures ($715,830,000) plus the unpaid interest ($41,924,000) was recorded as an addition to shareholders' equity.

 Homestead Convertible Mortgage Notes Payable:

   Homestead has $221,300,000 of convertible mortgage notes which are convertible, at the option of Archstone, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

   On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with Atlantic and Merrill Lynch Mortgage Capital Inc. ("MMLC") whereby $98,000,000 of Homestead convertible mortgage notes held by Archstone were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21,400,000 from Homestead to Atlantic. The amount paid to Atlantic was based on trailing market prices of Homestead common stock at the time the agreement was entered into, which exceeded the conversion price of the convertible mortgage notes at that date. Homestead funded the payment with the proceeds received from the sale of $24,000,000 of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement Atlantic sold the modified notes to MMLC for $98,000,000. On August 7, 1998, Homestead converted the $98,000,000 of mortgage notes and the $24,000,000 of 7.5% convertible subordinated debentures into a $122,000,000 mortgage of a newly formed special purpose subsidiary of Homestead. The mortgage note was collateralized by 26 Homestead properties (totaling $227,400,000 of historical cost at December 31, 1998) which were formerly collateral for the Atlantic mortgage notes. The $122,000,000 mortgage note matures June 30, 1999, and provided for interest-only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter, with options to extend.

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

   As described in note 14, on February 23, 1999, Homestead sold and leased back 18 of the 26 properties securing the mortgage note and repaid the $122,000,000 note and all accrued interest.

 Interest:

   Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                                                       1998     1997     1996
                                                     -------- -------- --------
      Total interest incurred....................... $108,906 $174,317 $103,146
                                                     ======== ======== ========
      Homestead and Belmont capitalized interest
       included in total interest incurred.......... $ 26,703 $ 69,883 $  2,103
                                                     ======== ======== ========
      Interest paid in cash......................... $ 92,963 $111,445 $ 75,756
                                                     ======== ======== ========
      Amortization of deferred financing costs
       included in interest expense................. $  6,360 $  5,031 $  1,943
                                                     ======== ======== ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(6) Shareholders' Equity

   On April 17, 1997, Security Capital shareholders approved an amended and restated charter which created Class A Shares and Class B Shares. All outstanding common shares as of April 18, 1997, were automatically reclassified as Class A Shares. The rights of holders of Class A Shares and Class B Shares differ as follows: the holders of Class A Shares are entitled to one vote, while the holders of Class B Shares are entitled to one two-hundredth (1/200th) of a vote, for each share held of record on all matters submitted to a vote of shareholders; and holders of Class B Shares are entitled to receive dividends and distributions (including liquidating distributions) equal to one-fiftieth (1/50th) of the amount per share for each Class A Share. As of January 1, 1998, at the option of the holder, each Class A Share can be converted into 50 Class B Shares. Class B Shares are not convertible into Class A Shares.

 Shelf Registration:

   On September 30, 1998, Security Capital filed a $1,000,000,000 shelf registration statement with the Securities and Exchange Commission ("SEC") which was declared effective on October 13, 1998. These securities can be issued in the form of Class A Shares, Class B Shares, unsecured debt securities, preferred shares or warrants to purchase any of the above securities. They will be issued on an as-needed basis, subject to Security Capital's ability to effect an offering on satisfactory terms. On November 18, 1998, $200,000,000 of the shelf registration was designated to be issued under a medium-term note program as Senior Unsecured Notes through the filing of a Prospectus Supplement. As of December 31, 1998, $114,700,000 of the $200,000,000 were issued and outstanding and the entire $200,000,000 were issued and outstanding as of mid-January 1999.

 Series B Preferred Shares:

   On May 12, 1998, Security Capital issued 257,642 shares of Series B Preferred Shares, par value $.01 per share, to Commerzbank Aktiengesellshaft (Commerzbank), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Shares held by Commerzbank. Security Capital also paid a cash dividend to Commerzbank on the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250.

   The Series B Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $257,642,000 plus any accrued and unpaid dividends. Subject to certain adjustments, each Series B Preferred Share is convertible, at the option of the holder at any time, into 25.641026 Class B Shares (a conversion price of $39.00 per share). The Series B Preferred Shares are initially convertible into a total of 6,606,205 Class B Shares and are entitled to receive cumulative preferential cash distributions at the rate of 7.0% per annum. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

   The exchange of the Series B Preferred Shares for the Series A Preferred Shares and 3,293,288 Class B Shares was based on the fair value of those securities at the date of the Exchange Agreement. For financial accounting purposes, the fair value of the Series B Preferred Shares issued ($257,642,000) less the sum of (a) the carrying value of the Series A Preferred Shares ($139,000,000) and (b) the fair value of the Class B Shares ($98,799,000) was recorded as a dividend ($19,843,000).

 Series A Preferred Shares:

   The 139,000 Series A Preferred Shares, which were exchanged for Series B Preferred Shares as described above, were issued on April 1, 1996. The Series A Preferred Shares had a liquidation preference of $1,000 per share for an aggregate preference of $139,000,000 plus any accrued but unpaid dividends. Holders of the Series

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A Preferred Shares received cash distributions at the rate of 7.5% of the liquidation preference per annum (equivalent to $75.00 per share).

 Initial Public Offering:

   On September 23, 1997, Security Capital completed an initial public offering of 22,569,710 Class B Shares at an average net price of $27.69 per share. The proceeds from the sale of these shares, net of underwriters' commission and other expenses, were approximately $591,666,000. The proceeds were used for the repayment of outstanding bank indebtedness, investment in new businesses and for general corporate purposes. SC-U.S.Realty purchased 1,964,286 shares in the offering without payment of any underwriters' commission.

 Warrants:

   Security Capital issued registered Warrants to acquire $250,000,000 of its Class B Shares (8,928,572 Warrants) to common and convertible preferred shareholders of ProLogis, Archstone and Atlantic, and limited partnership unitholders of ProLogis. The exercise price of a Warrant was $28 per Class B Share, and the Warrants expired on September 18, 1998. There were 92,680 Warrants exercised between the issuance and expiration dates.

 Private Capital Offerings:

   Security Capital received subscriptions from a March 1996 private placement offerings of securities totaling $787,097,000. Such subscriptions consisted of Series A Preferred Shares of $139,000,000, Class A Shares of $323,048,500, and 2016 Convertible Debentures of $323,048,500. All subscriptions were funded as of March 31, 1997. Included in the fundings was $110,000,000 received from SC-U.S.Realty.

 Debenture Interest Reinvestment Plan:

   Participants in Security Capital's Debenture Interest Reinvestment Plan may reinvest the cash portion of their interest payments applicable to Security Capital's 2016 Convertible Debentures, and 2014 Convertible Debentures (through June 30, 1997), in Class A Shares at the fair value per share determined as of the prior quarter end date. Originally, 20,000 Class A Shares were reserved for issuance under the plan applicable to the 2016 Convertible Debentures.

 Acquisition of SCGPB Incorporated:

   Included in general, administrative and other expenses in 1997 is a $6,600,000 charge associated with an exchange of Class A Shares for shares of a corporate entity (SCGPB Incorporated) owned by Security Capital's chairman, whose sole assets were warrants and options to purchase Class A Shares. The above-described charge represents the value applicable to the holders' ability to defer exercising the warrants and options until 2002 in accordance with their terms.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Per Share Data:

   The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share under SFAS 128 for the periods indicated (in thousands, except per share amounts):

                                                      Years Ended December 31,
                                                     ---------------------------
                                                       1998       1997    1996
                                                     ---------  -------- -------
      Net income (loss) attributable to common
       shares......................................  $(152,098) $106,154 $32,067
      Debenture interest expense, net of tax.......        --     12,860     --
                                                     ---------  -------- -------
      Net income (loss) attributable to common
       shares and assumed conversions..............  $(152,098) $119,014 $32,067
                                                     =========  ======== =======
      Weighted-average Class B common shares
       outstanding--Basic..........................    121,325    76,577  52,950
      Increase in shares which would result from:
        Exercise of options........................        --      1,302     --
        Exercise of warrants.......................        --      2,605   3,736
        Conversion of debentures...................        --     12,570     --
                                                     ---------  -------- -------
      Adjusted weighted-average Class B common
       shares outstanding--Diluted.................    121,325    93,054  56,686
                                                     =========  ======== =======
      Per share net earnings (loss) attributable to
       Class B common shares:
        Basic......................................  $   (1.25) $   1.39 $  0.61
                                                     =========  ======== =======
        Diluted....................................  $   (1.25) $   1.28 $  0.57
                                                     =========  ======== =======

   For all periods (except the year ended December 31, 1997), the Convertible Debentures and the Convertible Preferred Shares are not assumed converted for the purpose of calculating diluted earnings per Class B Common Share as the effects are anti-dilutive, and for loss periods the conversion of options and warrants is not assumed as the effect is anti-dilutive.

(7) Stock Based Compensation

   Security Capital has stock option plans for directors, officers and key employees which provide for grants of non-qualified stock options and incentive options. Prior to 1996, all options and warrants were issued in units consisting of Class A Shares and 2014 Convertible Debentures. In 1996, most option grants were for Class A Shares only. Concurrent with the conversion of the 2014 Convertible Debentures (see note 5), all option grants that had been issued in units of Class A Shares and 2014 Convertible Debentures were modified so that they are exercisable only for Class A Shares. Under all option plans, the option exercise price equals the fair value of the stock or stock and debentures, as applicable, as of the date of grant. Vesting of the options commences no more than three years from grant date and options are fully vested no more than six years from grant date. Options expire ten years from date of grant. As of December 31, 1998, options to purchase 15,771 Class A Shares are available for issue.

   During 1998, pursuant to the Security Capital 1998 Long-Term Incentive Plan, the Company awarded options for the purchase of Class B Shares to officers and key employees. On September 23, 1998, options to purchase 1,478,698 Class B Shares at a price of $18.4375 per share were awarded. On December 9, 1998, options to purchase an additional 2,272,075 Class B Shares at a price of $14.4375 per share were awarded. The options vest 25% on each of the first through fourth anniversaries of the grant date and expire on the tenth anniversary

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

of the grant date unless earlier expiration occurs as a result of participant termination. As of December 31, 1998, options to purchase 7,265,710 Class B Shares are available for issue.

   Security Capital has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the option plans. As permitted by SFAS 123, Security Capital has applied its provisions to options granted subsequent to December 31, 1994. Since the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of such costs to be expected in future years. The pro forma effect of SFAS 123 is summarized as follows (in thousands, except share data):

                                                       1998       1997    1996
                                                     ---------  -------- -------
      Net earnings (loss)--as reported.............  $(152,098) $106,154 $32,067
      Net earnings (loss)--pro forma for SFAS 123..  $(160,764) $102,435 $28,837
      Basic earnings (loss) per share--as reported.  $   (1.25) $   1.39 $  0.61
      Basic earnings (loss) per share--pro forma...  $   (1.33) $   1.34 $  0.54
      Diluted earnings (loss) per share--as
       reported....................................  $   (1.25) $   1.28 $  0.57
      Diluted earnings (loss) per share--pro forma.  $   (1.33) $   1.21 $  0.51

   Pro forma net earnings for 1998 and 1997 include a deferred tax benefit of $4,666,000 and $4,630,000, respectively. There was no such tax benefit for 1996.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.74% (4.72% for Class B), 5.87% and 6.32%; expected lives of 6.7, 7 and 7 for Class A shares, and 6.25 years for Class B shares in 1998; expected dividends--none; and expected volatility of 43% (30% for Class B) for 1998, 22% for 1997 and 20% for 1996.

   A summary of the status of Security Capital's stock option plans at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the following table:

                                                                    2014 Convertible
                                     Common Stock                      Debentures
                         --------------------------------------- ------------------------
                         Class A  Wtd. Avg.  Class B   Wtd. Avg.               Conversion
                         Shares   Ex. Price  Shares    Ex. Price    Amount       Price
                         -------  --------- ---------  --------- ------------  ----------
Outstanding at December
 31, 1995...............  99,236   $  384         --    $  --    $ 58,216,786    $1,045
  Granted...............  47,982    1,132         --       --       2,099,880     1,133
  Exercised.............  (5,353)     217         --       --      (2,659,650)    1,046
  Forfeited.............  (1,551)     785         --       --        (917,342)    1,045
                         -------            ---------            ------------
Outstanding at December
 31, 1996............... 140,314      639         --       --      56,739,674    $1,048
                         =======            =========            ============    ======
  Converted to common
   stock options........  54,144    1,055         --       --     (56,739,674)
  Granted...............  53,035    1,476         --       --             --
  Acquisition of SCGPB
   Incorporated (see
   note 5).............. (23,836)     475         --       --             --
  Exercised.............  (7,472)     684         --       --             --
  Forfeited.............  (8,228)     944         --       --             --
                         -------            ---------            ------------
Outstanding at December
 31, 1997............... 207,957      966         --       --             --
                         -------            ---------            ------------
  Granted...............   8,666    1,446   3,901,841    15.99            --
  Exercised.............  (1,488)     647         --       --             --
  Forfeited............. (10,208)   1,090      (4,068)   18.44            --
                         -------            ---------            ------------
Outstanding at December
 31, 1998............... 204,927   $  983   3,897,773   $15.98   $        --
                         =======            =========            ============

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes information about options outstanding at December 31, 1998:

                      Options Outstanding                        Options Exercisable
   ----------------------------------------------------------------------------------
                                           Wtd. Avg.
      Range of Exercise                    Remaining  Wtd. Avg.             Wtd. Avg.
   Prices for Class A and B     Number    Contractual Exercise    Number    Exercise
            Shares            Outstanding    Life       Price   Exercisable   Price
   ------------------------   ----------- ----------- --------- ----------- ---------
   Class A Shares:
     $62-948...............       65,952   4.4 years   $  414     42,266     $  258
     $1,016-1,139..........       80,875   6.3 years   $1,089     35,058     $1,071
     $1,154-1,600..........       58,100   8.8 years   $1,480      1,350     $1,253
                               ---------                          ------
                                 204,927                          78,674
                               =========                          ======
   Class B Shares:
     $14-24................    3,897,773   9.9 years   $   16        --         n/a

   The weighted-average fair value per share of Class A options granted during 1998, 1997 and 1996, was $744, $567 and $447, respectively. For Class B options granted during 1998, the weighted-average fair value per share was $6.39.

 Restricted Stock Awards

   On December 9, 1998, Security Capital awarded 1,268,000 restricted Class B Share units to certain officers. Each restricted Class B share unit provides the holder with an award of one Class B share, subject to either a four year, five year or performance-related vesting schedule. The related compensation expense of $18,300,000 will be recognized over the vesting periods.

(8) Leases

   Minimum future rental payments due under non-cancelable operating leases, principally for office space and equipment, having remaining terms in excess of one year as of December 31, 1998, are as follows (in thousands):

             Year Ended December 31,           Amount
             -----------------------          --------
             1999............................ $  5,449
             2000............................    5,407
             2001............................    5,164
             2002............................    4,355
             2003............................    2,778
             Thereafter......................    9,095
                                              --------
                                              $ 32,248
                                              ========

   Lease expense for the years ended December 31, 1998, 1997 and 1996, was $4,094,000, $3,550,000 and $3,659,000, respectively, including $676,000,
$1,445,000 and $1,390,000 in 1998, 1997 and 1996, respectively, paid to
ProLogis. Included above are lease agreements with ProLogis with total remaining obligations of $4,694,000.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(9) Income Taxes

   Security Capital accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes ("SFAS 109"). Security Capital files a consolidated Federal income tax return. Homestead also accounts for income taxes under SFAS 109 and its tax effects are included in Security Capital's consolidated financial statements. Homestead files a separate Federal income tax return. SC-US Real Estate Shares and SC-European Real Estate Shares have complied with the provisions of the Internal Revenue Code available to regulated investment companies and intend to distribute investment company net taxable income and net capital gains to shareholders. Therefore, no provision for federal income taxes has been made in Security Capital's consolidated financial statements for SC-US Real Estate Shares or SC-European Real Estate Shares.

   A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 35% in 1998, 1997 and 1996 to the amount recorded in the consolidated financial statements is as follows (in thousands):

                                                      1998     1997     1996
                                                    --------  -------  -------
      Computed U.S. Federal expected
       provision/(benefit)......................... $(52,028) $60,944  $29,445
      Increases (decreases) resulting from:
        Minority interest..........................      771     (410)  (4,840)
        Change in valuation allowance..............      --   (21,375)  (2,674)
        Non-taxable foreign income, net............   (3,874)  (3,955)    (896)
        State and foreign taxes....................    1,337      --       --
        Issuance of shares to SCGPB Incorporated...      --     2,310      --
        Non-deductible warrant issuance............      --    17,464      --
        Increase (decrease) in unrecognized
         deferred tax benefit in consolidated
         subsidiaries..............................    3,053     (814)  10,824
        Other......................................    3,646    2,214     (987)
                                                    --------  -------  -------
                                                    $(47,095) $56,378  $30,872
                                                    ========  =======  =======

   Security Capital had tax net operating loss carryforwards ("NOLs") of approximately $57,300,000 and $61,400,000 at December 31, 1997 and 1996,
respectively. The NOLs were used entirely during 1998.

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows (in thousands):

                                                               1998      1997
                                                             --------  --------
      Deferred tax assets:
        Security Capital's net operating loss carryforwards
         (NOL).............................................  $    --   $ 21,490
        Homestead's NOLs...................................    29,144     6,819
        Deferred financing costs...........................    17,322    12,708
        Mortgages and other liabilities....................     6,274     2,886
                                                             --------  --------
        Gross deferred tax assets..........................    52,740    43,903
        Homestead valuation allowance......................   (29,662)  (15,536)
        Other..............................................       700       --
                                                             --------  --------
          Gross deferred tax assets, net of valuation
           allowances......................................    23,778    28,367
                                                             --------  --------
      Deferred tax liabilities:
        Investments in equity method operating companies...   (36,157) (108,740)
        Depreciable assets.................................   (23,078)   (6,877)
                                                             --------  --------
          Net deferred tax liability.......................  $(35,457) $(87,250)
                                                             ========  ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(10) Derivative Financial Instruments

   Security Capital uses derivatives to manage well-defined risks associated with interest rate fluctuations on anticipated transactions. In May 1998, in anticipation of the June 1998 debt offering (see note 5), Security Capital entered into the following forward treasury lock transactions:

                                                                                 Notional
       Trade Date                Reference Treasury                               Amount
       ----------                ------------------                              --------
      May 22, 1998               6.125% of Nov. 2027                           $187,500,000
      May 22, 1998               6.5% of May 2005                                75,000,000
      May 26, 1998               5.625% of May 2008                             112,500,000
                                                                               ------------
                                                                               $375,000,000
                                                                               ============

   These contracts were terminated on June 18, 1998, resulting in deferred losses totaling $9,500,000. These losses are being amortized into interest expense over the life of the related Senior Unsecured Notes which have a weighted average maturity of 16.6 years. As of December 31, 1998, Security Capital had no interest rate hedge contracts outstanding.

(11) Selected Quarterly Financial Data (unaudited)

   Selected quarterly financial data (in thousands except per share amounts) for 1998 and 1997 are summarized below. Net earnings (loss) per share for each period presented have been restated to conform with the requirements of SFAS
128. The sum of the quarterly earnings (loss) per Class B Share amounts may not equal the annual earnings per Class B Share amounts due to the impact of equity issuances.

                                      Three Months Ended
                         ----------------------------------------------  Year Ended
                         March 31, June 30,  September 30, December 31, December 31,
                         --------- --------  ------------- ------------ ------------
1998:
  Revenues including
   Equity in Earnings
   (loss)...............  $66,431  $ 49,596    $ (56,198)    $113,349    $ 173,178
  Earnings (loss) from
   operations...........   10,625   (24,144)    (139,578)       4,447     (148,650)
  Net earnings (loss)...    4,027   (42,070)    (115,067)       1,012     (152,098)
  Basic earnings (loss)
   per Class B Share....     0.03     (0.35)       (0.96)        0.01        (1.25)
  Diluted earnings
   (loss) per Class B
   Share................     0.03     (0.35)       (0.96)        0.01        (1.25)
1997:
  Revenues including
   Equity in Earnings...  $84,170  $ 94,541    $  93,193     $ 95,800    $ 367,704
  Earnings from
   operations...........   14,993    10,184       13,019       42,536       80,732
  Net earnings (loss)...    3,349      (981)      47,926       55,860      106,154
  Basic earnings (loss)
   per Class B Share....     0.05     (0.02)        0.71         0.50         1.39
  Diluted earnings
   (loss) per Class B
   Share................     0.05     (0.02)        0.55         0.45         1.28

   Included in the 1998 net loss are $26,367,000 of realized and unrealized losses on direct investments in real estate equity securities and a $163,745,000 loss related to Security Capital's equity investment in SC-U.S.Realty which accounts for its investments in real estate securities on the fair value method.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(12) Fair Values of Financial Instruments

   The following disclosures of the estimated fair value of financial instruments were determined by Security Capital based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and accordingly they are not necessarily indicative of amounts that Security Capital could realize upon disposition.

   The carrying amount of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 1998 and 1997, because of the short maturity of these instruments. Similarly, the carrying value of lines of credit borrowings and the carrying value of the Homestead mortgage note payable approximate fair value at the balance sheet dates since the interest rates fluctuate based on published market rates.

   The following table reflects the carrying amount and estimated fair value of Security Capital's long-term debt at December 31 (in thousands):

                                               1998                1997
                                        ------------------- -------------------
                                        Carrying            Carrying
                                         Amount  Fair Value  Amount  Fair Value
                                        -------- ---------- -------- ----------
      Long-term debt................... $614,236  $575,514  $    --   $    --
      Convertible debt................. $322,774  $261,253  $323,024  $291,755
      Homestead convertible mortgage
       notes payable................... $221,334  $218,363  $301,606  $395,038

(13) Commitments and Contingencies

   Security Capital and its investees are parties to various claims and routine litigation arising in the ordinary course of business. Based on advice of legal counsel, Security Capital does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

   Security Capital's investees are subject to environmental and health and safety laws and regulations related to the ownership, operation, development and acquisition of real estate. Under such laws and regulations, Security Capital's investees may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Such laws and regulations often impose liability without regard to fault.

   As part of their due diligence procedures, Security Capital's investees conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Security Capital's results of operations. Security Capital and its investees are not aware of any environmental condition on any of their properties which is likely to have a material adverse effect on Security Capital's financial condition or results of operations.

   Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-European Realty (see note 2). As of December 31, 1998, $375,737,000 had been funded by Security Capital and its affiliates.

   At December 31, 1998, Homestead had approximately $68,000,000 of unfunded commitments for developments under construction.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

   In addition, on March 25, 1999, Homestead announced a rights offering for $225,000,000 of common stock, the proceeds of which will be used to repay Homestead's $200,000,000 bridge facility and for purposes allowed under the Working Capital Facilities. Security Capital will participate in the rights offering. To the extent rights remain available Security Capital has agreed to purchase enough shares of Homestead common stock in the rights offering to ensure that the proceeds of the offering are no less than $205,000,000, based on current market prices and subject to final documentation. To the extent Homestead raises proceeds of up to $200,000,000 in the rights offering from third parties or Security Capital which are used to repay the Bridge Facility, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.

   As of December 31, 1998, $40,251,000 had been funded by Security Capital to Belmont and an additional $40,178,000 of unfunded commitments remained. At December 31, 1998, Belmont had approximately $13,500,000 of unfunded commitments for developments under construction.

(14) Homestead Subsequent Events

 Lines of Credit

   On March 18, 1999 Homestead executed an agreement with its bank lenders to renew and amend the Working Capital Facilities to December 31, 2000. The line secured by suburban properties has been increased to $170,000,000 total borrowing capacity from $150,000,000 and the sliding interest terms amended to be 2.0% to 3.0% over LIBOR and 1% to 2% over prime or 1.5% to 2.5% over the federal funds rate. Future additional collateral will be limited to suburban properties which are construction complete and stabilized. The line secured by urban properties has been decreased to $30,000,000 total borrowing capacity from $50,000,000 and the interest terms amended to 3.0% over LIBOR and 2.0% over prime or 2.5% over the federal funds rate.

 Sale and Leaseback of Properties

   On February 23, 1999, Homestead completed the sale and leaseback of 18 Homestead Village properties with Hospitality Properties Trust (NYSE: HPT). Hospitality Properties Trust purchased the properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year. Homestead has posted a security deposit equal to one year's rent. The properties sold were among the 26 properties pledged as collateral for the $122,000,000 mortgage note due to mature in June 1999.

   The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments will be recorded as an asset, to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period and requires a percentage of revenues be paid to a reserve to be used for capital expenditures.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        BALANCE SHEETS (Unconsolidated)

                           December 31, 1998 and 1997
                                 (In thousands)

                        ASSETS                             1998        1997
                        ------                          ----------  ----------
Investments in and advances to subsidiaries............ $3,505,117  $2,840,951
Cash and cash equivalents..............................         85         802
Other assets...........................................     35,538      39,779
                                                        ----------  ----------
    Total assets....................................... $3,540,740  $2,881,532
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Long-term debt....................................... $  614,236  $      --
  Convertible debt.....................................    322,774     323,024
  Line of credit.......................................    163,400         --
  Accounts payable and accrued expenses................     17,982       9,899
                                                        ----------  ----------
    Total liabilities..................................  1,118,392     332,923
                                                        ----------  ----------
Shareholders' Equity:
  Class A Shares, $.01 par value; 20,000,000 shares
   authorized; 1,487,109 and 2,045,601 shares issued
   and outstanding in 1998 and 1997, respectively......         15          20
  Class B Shares, $.01 par value; 229,537,385 shares
   authorized; 47,628,481 and 22,627,541 shares issued
   and outstanding in 1998 and 1997, respectively......        476         226
  Series A Preferred Shares, $.01 par value; 139,000
   shares issued and outstanding in 1997; stated
   liquidation preference of $1,000 per share..........        --      139,000
  Series B Preferred Shares, $.01 par value; 257,642
   shares issued and outstanding in 1998; stated
   liquidation preference of $1,000 per share..........    257,642         --
  Additional paid-in capital...........................  2,415,861   2,508,912
  Accumulated deficit..................................   (251,646)    (99,549)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,422,348   2,548,609
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,540,740  $2,881,532
                                                        ==========  ==========


     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF OPERATIONS (Unconsolidated)

                           December 31, 1998 and 1997
                                 (In thousands)

                                                      Year Ended December 31,
                                                    ----------------------------
                                                      1998       1997     1996
                                                    ---------  -------- --------
Income:
  Equity in earnings (loss) of subsidiaries.......  $ (36,037) $172,145 $136,943
  Interest and other income.......................      6,450     6,905    7,384
                                                    ---------  -------- --------
                                                      (29,587)  179,050  144,327
                                                    ---------  -------- --------
Expenses:
  General, administrative and other...............     21,750    33,830   10,529
  Interest expense--convertible debt..............     21,016    94,749   93,912
  Interest expense--long-term debt................     19,844       --       --
  Interest expense--line of credit................      8,659       --       --
                                                    ---------  -------- --------
                                                       71,269   128,579  104,441
                                                    ---------  -------- --------
Earnings (loss) from operations...................   (100,856)   50,471   39,886
  Gain on sale of management companies............        --     93,395      --
                                                    ---------  -------- --------
Earnings (loss) before income taxes...............   (100,856)  143,866   39,886
                                                    ---------  -------- --------
  Provision for income expense (benefit):
    Current.......................................     (4,636)      --       --
    Deferred......................................     20,790    27,287      --
                                                    ---------  -------- --------
      Total income tax expense....................     16,154    27,287      --
Net earnings (loss)...............................   (117,010)  116,579   39,886
  Less Series A Preferred Share dividends.........     35,088    10,425    7,819
                                                    ---------  -------- --------
Net earnings (loss) attributable to common shares.  $(152,098) $106,154 $ 32,067
                                                    =========  ======== ========


     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF CASH FLOWS (Unconsolidated)

                           December 31, 1998 and 1997
                                 (In thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998       1997      1996
                                                ---------  --------  ---------
Operating Activities:
  Net earnings (loss).......................... $(117,010) $116,579  $  39,886
  Adjustments to reconcile net earnings (loss)
   to cash flows provided by operating
   activities:
    Equity in (earnings) loss of subsidiaries..    36,037  (172,145)  (136,943)
    Distributions from subsidiaries............   191,296    65,739     51,964
    Provisions for deferred income taxes.......    20,790    27,287        --
    Gain on sale of management companies.......       --    (93,395)       --
  Decrease (increase) in other assets..........     5,317     2,575     (6,765)
  Increase (decrease) in accrued interest on
   convertible debt............................       --       (527)    17,927
  Increase in accounts payable and accrued
   expenses....................................   (13,407)    2,880      5,269
                                                ---------  --------  ---------
      Net cash provided by (used) in operating
       activities..............................   123,023   (51,007)   (28,662)
                                                ---------  --------  ---------
Investing Activities:
  Investments in and advances to subsidiaries..  (361,497) (733,486)  (535,510)
  Other........................................      (375)   (2,309)      (350)
                                                ---------  --------  ---------
      Net cash flows used in investing
       activities..............................  (361,872) (735,795)  (535,860)
                                                ---------  --------  ---------
Financing Activities:
  Proceeds from issuance of convertible debt...       --     98,729    229,426
  Proceeds from sale of common shares, net of
   expense.....................................     6,382   692,877    230,579
  Proceeds from line of credit.................   354,800       --         --
  Payments on line of credit...................  (721,400)      --         --
  Proceeds from long-term debt offerings.......   614,236       --         --
  Proceeds from sale of Series A Preferred
   Shares......................................       --        --     139,000
  Repurchase of common shares..................      (641)   (1,834)   (11,483)
  Retirement of convertible debt...............       --        (72)    (7,840)
  Preferred dividends paid.....................   (15,245)  (10,425)    (7,819)
  Other........................................       --        453        --
                                                ---------  --------  ---------
      Net cash flows provided by financing
       activities..............................   238,132   779,728    571,863
                                                ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................      (717)   (7,074)     7,341
Cash and cash equivalents, beginning of year...       802     7,876        535
                                                ---------  --------  ---------
Cash and cash equivalents, end of year......... $      85  $    802  $   7,876
                                                =========  ========  =========

Non-Cash Investing and Financing Activities:
  Issuance of Series B Preferred Shares:
    Series B Preferred Shares issued........... $ 257,642  $    --   $     --
    Series A Preferred Shares retired..........  (139,000)      --         --
    Fair value of Class B Shares retired.......   (98,799)      --         --
    Series A Preferred dividend recorded.......   (19,843)      --         --
                                                ---------  --------  ---------
                                                $     --   $    --   $     --
                                                =========  ========  =========
  Transfer of line of credit from SC Realty.... $ 530,000  $     --  $      --
                                                ---------  --------  ---------
  Shares issued to acquire SCGPB Incorporated.. $     --   $  6,600  $     --
                                                ---------  --------  ---------
  Shares received from Archstone in exchange
   for management companies.................... $     --   $ 75,838  $     --
                                                ---------  --------  ---------
  Shares received from ProLogis in exchange for
   management companies........................ $     --   $ 81,871  $     --
                                                ---------  --------  ---------
  Issuance of Warrants to Atlantic
   shareholders................................ $     --   $ 11,530  $     --
                                                ---------  --------  ---------
  Conversion of 2014 and 2016 Debentures....... $     250  $757,754  $     --
                                                ---------  --------  ---------
  Contribution of shares to SC Realty:
    Security Capital ProLogis Trust............ $     --   $ 81,871  $     --
    Security Capital Archstone Communities
     Trust.....................................       --     75,838  $     --
    Security Capital Atlantic Incorporated.....       --     13,655  $     --
                                                ---------  --------  ---------
                                                            171,364
    Less deferred income taxes.................       --    (48,777)       --
                                                ---------  --------  ---------
                                                $     --   $122,587  $     --
                                                ---------  --------  ---------
    Security Capital U.S. Real Estate Shares... $     --   $  9,927  $     --
                                                ---------  --------  ---------
    Homestead Village Incorporated............. $     --   $    748  $     --
                                                ---------  --------  ---------
  Contribution of Belmont note receivable to SC
   Realty...................................... $     --   $  9,453  $     --
                                                ---------  --------  ---------

     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL STATEMENTS (Unconsolidated)
1. Investments in Subsidiaries

   Security Capital has investments in SC Realty Incorporated ("SC Realty") and a Financial Services Division. SC Realty and the entities that comprise the Financial Services Division are wholly owned subsidiaries of Security Capital.

   At December 31, 1998, SC Realty holds interests in the following companies:
Archstone Communities Trust (formerly Security Capital Pacific Trust which merged with Security Capital Atlantic Incorporated in July 1998), BelmontCorp, Homestead Village Incorporated, ProLogis Trust (formerly Security Capital Industrial Trust), Security Capital European Realty, Security Capital European Real Estate Shares, Security Capital Preferred Growth, Security Capital U.S. Real Estate Shares, Security Capital U.S. Realty and Strategic Hotel Incorporated. The Financial Services Division provides operational and capital deployment oversight, capital management, capital markets, corporate services and research services for the companies in which SC Realty has directly and indirectly invested.

   Dividends from consolidated subsidiaries amounted to $191,296,000, $65,739,000 and $51,964,000 during 1998, 1997 and 1996, respectively.

2. Indebtedness

 Line of Credit:

   Borrowings outstanding on Security Capital's revolving bank line of credit at December 31, 1998 totaled $163,400,000.

   At December 31, 1998, Security Capital had a $650,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. The agreement is effective through April 6, 2000, with an option to renew for successive one-year periods with the approval of lenders. Borrowings bear interest at LIBOR plus a margin (1.00% as of December 31, 1998) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). Security Capital has requested the extension of the line of credit to 2002 and a reduction of the line to match its anticipated intermediate-term requirements.

   Commitment fees range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unconsolidated)--(Continued)

 Senior Unsecured Notes:

   During 1998, Security Capital issued the following long-term debt, all of which was outstanding as of December 31, 1998 (in thousands):

   6.95% Senior Unsecured Notes, due June 15, 2005, original principal of $200,000,000, net of original issue discount. Interest is payable on June 15 and December 15 of each year, commencing
    December 15, 1998.................................................  $199,802
   7.15% Senior Unsecured Notes, due June 15, 2007, original principal of $100,000,000, net of original issue discount. Interest is payable on June 15 and December 15 of each year, commencing
    December 15, 1998.................................................    99,824
   7.70% Senior Unsecured Notes, due June 15, 2028, original principal of $200,000,000. Interest is payable on June 15 and December 15 of
    each year, commencing December 15, 1998...........................   200,000
   7.75% Unsecured Medium-Term Notes, due November 15, 2003, original principal of $100,000,000, net of original issue discount.
    Interest is payable on May 15 and November 15 of each year,
    commencing May 15, 1999...........................................    99,908
   7.66% Unsecured Medium-Term Notes, due December 21, 2004, original principal of $14,700,000, including original issue premium.
    Interest is payable on March 15 and September 15 of each year,
    commencing March 15, 1999.........................................    14,702
                                                                        --------
                                                                        $614,236
                                                                        ========

   All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

   Under the terms of the indentures, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indentures, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined in the indentures, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indentures, to be less than $1,500,000,000. At December 31, 1998, Security Capital was in compliance with all debt covenants contained in the indentures.

 Convertible Debt:

   As of December 31, 1998 and 1997, Security Capital had $322,774,000 and $323,024,000, respectively, of 6.50% convertible subordinated debentures due 2016 (2016 Convertible Debentures) outstanding. The 2016 Convertible Debentures accrue interest at 6.5% per annum and pay interest semi-annually in June and December.

   As of September 18, 1998, the 2016 Convertible Debentures became convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital may redeem the 2016 Convertible Debentures at par plus accrued interest at any time after March 29, 1999, upon not less than 60 days nor more than 90 days' prior written notice to the holders.

   Security Capital's 2014 Convertible Debentures were called for redemption on September 29, 1997. A total of $8,900 of 2014 Convertible Debentures were redeemed on December 1, 1997, at a redemption price of $1,000

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unconsolidated)--(Concluded) plus accrued interest. In 1997, substantially all 2014 Convertible Debenture holders elected to convert their debentures into shares of Security Capital's Class A common stock, par value $.01 per share ("Class A Shares"), at the conversion price of $1,046 per share. On conversion of the 2014 Convertible Debentures, any accrued interest was deemed to be paid in full upon delivery of the Class A Shares to the debenture holder. A total of $715,830,000 principal amount of 2014 Convertible Debentures was converted into 684,349 Class A Shares. The principal amount of the converted debentures ($715,830,000) plus the unpaid interest ($41,924,000) was recorded as an addition to shareholder's equity.

3. Income Taxes

   Security Capital files a consolidated Federal income tax return which includes SC Realty and the Financial Services Division companies. At December 31, 1997, Security Capital's consolidated tax net operating loss ("NOL") carryforwards amounted to approximately $57,300,000. The NOL's were used entirely during 1998. Security Capital's income tax expense ($16,154,000) in 1998 is comprised of $4,636,000 of current income tax benefit offset by the deferred tax expense of $20,790,000 related to the utilization of the deferred tax assets related to the NOL carryforward. Security Capital's income tax expense ($27,287,000) in 1997 is comprised of $48,777,000 of deferred tax expense applicable to the gain on sale of the management companies offset by the effect of the deferred tax asset ($21,490,000) applicable to Security Capital's NOL carryforwards. A deferred tax asset in 1998 and liability in 1997 and 1996 was recorded by SC Realty applicable to its equity method investments. Accordingly, Security Capital's equity in earnings of SC Realty for 1998, 1997 and 1996 has been reduced (increased) by deferred income tax expense (benefit) of ($72,583,000), $29,091,000 and $30,872,000, respectively.

4. Reclassifications

   Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
Archstone Communities Trust:

   We have audited the accompanying balance sheets of Archstone Communities Trust as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archstone Communities Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
January 22, 1999, except as to Note 15,
which is as of March 5, 1999

                          ARCHSTONE COMMUNITIES TRUST

                                 BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                        ASSETS
Real estate............................................ $4,869,801  $2,604,919
Less accumulated depreciation..........................    205,795     129,718
                                                        ----------  ----------
                                                         4,664,006   2,475,201
Mortgage notes receivable, net.........................    211,967     285,238
                                                        ----------  ----------
    Net investments....................................  4,875,973   2,760,439
Cash and cash equivalents..............................     10,119       4,927
Restricted cash in tax-deferred exchange escrow........     90,874         --
Other assets...........................................     82,932      40,320
                                                        ----------  ----------
    Total assets....................................... $5,059,898  $2,805,686
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Unsecured credit facilities.......................... $  264,651  $  231,500
  Long-Term Unsecured Debt.............................  1,231,167     630,000
  Mortgages payable....................................    676,613     265,652
  Distributions payable................................     53,364      31,495
  Accounts payable.....................................     55,649      35,352
  Accrued expenses.....................................     83,114      39,623
  Other liabilities....................................     45,556      31,628
                                                        ----------  ----------
    Total liabilities..................................  2,410,114   1,265,250
                                                        ----------  ----------
Minority interest......................................     21,459         --
                                                        ----------  ----------
Shareholders' equity:
  Series A Convertible Preferred Shares (4,700,615
   shares in 1998 and 5,408,393 in 1997; stated
   liquidation preference of $25 per share)............    117,515     135,210
  Series B Preferred Shares (4,200,000 shares; stated
   liquidation preference of $25 per share)............    105,000     105,000
  Series C Preferred Shares (2,000,000 shares; stated
   liquidation preference of $25 per share)............     50,000         --
  Common Shares (143,313,015 in 1998 and 92,633,724 in
   1997)...............................................    143,313      92,634
  Additional paid-in capital...........................  2,350,239   1,251,503
  Unrealized holding gain on convertible mortgage notes
   receivable..........................................        --       83,794
  Distributions in excess of net earnings..............   (137,742)   (127,705)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,628,325   1,540,436
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $5,059,898  $2,805,686
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                             STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
Revenues:
  Rental revenues...................................  $484,539 $335,060 $322,046
  Other income......................................    29,106   20,602    4,200
                                                      -------- -------- --------
                                                       513,645  355,662  326,246
                                                      -------- -------- --------
Expenses:
  Rental expenses (including $7,642 and $11,610 paid
   to affiliates for the years ended December 31,
   1997 and 1996)...................................   133,079   95,665  101,160
  Real estate taxes.................................    40,681   27,386   26,962
  Depreciation on real estate investments...........    96,337   52,893   44,887
  Interest..........................................    83,350   61,153   35,288
  General and administrative:
    Paid to affiliate...............................     4,635   14,314   22,191
    Other...........................................    11,457    4,036    1,077
  Nonrecurring expenses:
    Branding strategy and Atlantic Merger
     integration....................................     2,193      --       --
    Costs incurred in acquiring Management Companies
     from an affiliate..............................       --    71,707      --
  Provision for possible loss on investments........     4,700    3,000      --
  Other.............................................     3,287      822      592
                                                      -------- -------- --------
                                                       379,719  330,976  232,157
                                                      -------- -------- --------
Earnings from operations............................   133,926   24,686   94,089
  Gains on dispositions of depreciated real estate,
   net..............................................    65,531   48,232   37,492
                                                      -------- -------- --------
Earnings before extraordinary items.................   199,457   72,918  131,581
  Less extraordinary items..........................     1,497      --       870
                                                      -------- -------- --------
Net earnings........................................   197,960   72,918  130,711
  Less Preferred Share dividends....................    20,938   19,384   24,167
                                                      -------- -------- --------
Net earnings attributable to Common Shares--Basic...  $177,022 $ 53,534 $106,544
                                                      ======== ======== ========
Weighted average Common Shares outstanding--Basic...   118,592   81,870   73,057
                                                      -------- -------- --------
Weighted average Common Shares outstanding--
 Diluted............................................   125,825   81,908   84,340
                                                      -------- -------- --------
Earnings before extraordinary item per Common Share:
  Basic.............................................  $   1.51 $   0.65 $   1.47
                                                      ======== ======== ========
  Diluted...........................................  $   1.50 $   0.65 $   1.45
                                                      ======== ======== ========
Net earnings per Common Share:
  Basic.............................................  $   1.49 $   0.65 $   1.46
                                                      ======== ======== ========
  Diluted...........................................  $   1.49 $   0.65 $   1.44
                                                      ======== ======== ========
Distributions paid per Common Share.................  $   1.39 $   1.30 $   1.24
                                                      ======== ======== ========

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                          Series A                                                  Unrealized
                         Convertible  Series B    Series C                         holding gain
                          Preferred   Preferred   Preferred                         (loss) on
                          Shares at   Shares at   Shares at                        convertible
                          aggregate   aggregate   aggregate   Common   Additional    mortgage   Distributions
                         liquidation liquidation liquidation Shares at  paid-in       notes     in excess of
                         preference  preference  preference  par value  capital     receivable  net earnings    Total
                         ----------- ----------- ----------- --------- ----------  ------------ ------------- ----------
Balances at December
 31, 1995..............   $230,000    $105,000     $   --    $ 72,376  $  950,742    $   --       $ (82,450)  $1,275,668
 Comprehensive income:
 Net earnings..........        --          --          --         --          --         --         130,711      130,711
 Preferred Share
  dividends paid.......        --          --          --         --          --         --         (24,167)     (24,167)
 Other comprehensive
  income-- unrealized
  holding gain on
  convertible mortgage
  notes receivable.....        --          --          --         --          --      74,923            --        74,923
                                                                                                              ----------
 Comprehensive income
  attributable to
  Common Shares........        --          --          --         --          --         --             --       181,467
                                                                                                              ----------
 Common Share
  distributions........        --          --          --         --          --         --         (92,828)     (92,828)
 Distribution of
  Homestead common
  stock and warrants at
  book value, net of
  transaction
  expenses.............        --          --          --         --      (96,914)       --             --       (96,914)
 Other, net............    (67,626)        --          --       3,135      64,606        --             --           115
                          --------    --------     -------   --------  ----------    -------      ---------   ----------
Balances at December
 31, 1996..............    162,374     105,000         --      75,511     918,434     74,923        (68,734)   1,267,508
 Comprehensive income:
 Net earnings..........        --          --          --         --          --         --          72,918       72,918
 Preferred Share
  dividends paid.......        --          --          --         --          --         --         (19,384)     (19,384)
 Other comprehensive
  income-- change in
  unrealized holding
  gain on convertible
  mortgage notes
  receivable...........        --          --          --         --          --       8,871            --         8,871
                                                                                                              ----------
 Comprehensive income
  attributable to
  Common Shares........        --          --          --         --          --         --             --        62,405
                                                                                                              ----------
 Common Share
  distributions........        --          --          --         --          --         --        (112,505)    (112,505)
 Issuance of shares to
  affiliate............        --          --          --       3,296      68,780        --             --        72,076
 Sale of shares, net of
  expenses.............        --          --          --      11,420     236,956        --             --       248,376
 Other, net............    (27,164)        --          --       2,407      27,333        --             --         2,576
                          --------    --------     -------   --------  ----------    -------      ---------   ----------
Balances at December
 31, 1997..............    135,210     105,000         --      92,634   1,251,503     83,794       (127,705)   1,540,436
 Comprehensive income:
 Net earnings..........        --          --          --         --          --         --         197,960      197,960
 Preferred Share
  dividends paid.......        --          --          --         --          --         --         (20,938)     (20,938)
 Other comprehensive
  income-- change in
  unrealized holding
  gain on convertible
  mortgage notes
  receivable...........        --          --          --         --          --     (83,794)           --       (83,794)
                                                                                                              ----------
 Comprehensive income
  attributable
  to Common Shares.....        --          --          --         --          --         --             --        93,228
                                                                                                              ----------
 Common Share
  distributions........        --          --          --         --          --         --        (187,059)    (187,059)
 Atlantic Merger.......        --          --       50,000     47,752   1,038,390        --             --     1,136,142
 Sale of shares, net of
  expenses.............        --          --          --       2,050      41,959        --             --        44,009
 Other, net............    (17,695)        --          --         877      18,387        --             --         1,569
                          --------    --------     -------   --------  ----------    -------      ---------   ----------
Balances at December
 31, 1998..............   $117,515    $105,000     $50,000   $143,313  $2,350,239    $   --       $(137,742)  $2,628,325
                          ========    ========     =======   ========  ==========    =======      =========   ==========

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years Ended December 31,
                                              --------------------------------
                                                 1998        1997       1996
                                              ----------  ----------  --------
Operating activities:
  Net earnings............................... $  197,960  $   72,918  $130,711
  Adjustments to reconcile net earnings to
   net cash flow provided by operating
   activities:
    Depreciation and amortization............     96,908      54,541    46,911
    Gains on dispositions of depreciated real
     estate, net.............................    (65,531)    (48,232)  (37,492)
    Provision for possible loss on
     investments.............................      4,700       3,000       --
    Costs incurred in acquiring Management
     Companies from an affiliate.............        --       71,707       --
    Non-cash extraordinary item..............      1,497         --        --
  Change in accounts payable.................     (9,714)      4,000       565
  Change in accrued expenses and other
   liabilities...............................     16,886      11,034    11,286
  Change in other assets.....................    (21,172)     (9,244)   (8,042)
                                              ----------  ----------  --------
    Net cash flow provided by operating
     activities..............................    221,534     159,724   143,939
                                              ----------  ----------  --------
Investing activities:
  Real estate investments....................   (688,151)   (616,100) (628,640)
  Proceeds from dispositions, net of closing
   costs.....................................    401,031     297,895   291,056
  Cash acquired in Atlantic Merger...........     79,359         --        --
  Change in tax-deferred exchange escrow.....    (90,874)        --        --
  Funding of convertible mortgage notes
   receivable................................    (11,895)    (85,750)  (25,242)
  Other, net.................................      1,385         843     1,891
                                              ----------  ----------  --------
    Net cash flow used in investing
     activities..............................   (309,145)   (403,112) (360,935)
                                              ----------  ----------  --------
Financing activities:
  Proceeds from Long-Term Unsecured Debt.....    447,200      50,000   380,000
  Proceeds from Fannie Mae secured debt......    268,450         --        --
  Debt issuance costs incurred...............    (14,281)     (1,518)   (5,659)
  Principal prepayment of mortgages payable..    (76,261)    (49,847)  (43,005)
  Regularly scheduled principal payments on
   mortgages payable.........................    (35,064)     (3,284)   (2,037)
  Proceeds from unsecured credit facilities..  1,184,419   1,175,609   510,985
  Principal payments on unsecured credit
   facilities................................ (1,541,040) (1,054,309) (529,785)
  Proceeds from sale of Common Shares, net...     44,009     249,199       --
  Cash distributions paid on Common Shares...   (165,190)   (105,547)  (90,728)
  Cash dividends paid on Preferred Shares....    (20,938)    (19,384)  (24,167)
  Other, net.................................      1,499       1,753       116
                                              ----------  ----------  --------
    Net cash flow provided by financing
     activities..............................     92,803     242,672   195,720
                                              ----------  ----------  --------
Net change in cash and cash equivalents......      5,192        (716)  (21,276)
Cash and cash equivalents at beginning of
 year........................................      4,927       5,643    26,919
                                              ----------  ----------  --------
Cash and cash equivalents at end of year..... $   10,119  $    4,927  $  5,643
                                              ==========  ==========  ========

   See Note 14 for supplemental information on significant non-cash investing and financing activities.

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1998, 1997 and 1996

(1) Description of Business and Summary of Significant Accounting Policies

   In July 1998, Security Capital Atlantic Incorporated ("Atlantic") was merged with and into Security Capital Pacific Trust ("PTR"). This transaction is hereafter referred to as the "Atlantic Merger". Upon consummation of the Atlantic Merger, the name of the company was changed to Archstone Communities Trust ("Archstone"). Financial information and references throughout this document are labeled "Archstone" for both pre- and post- transaction periods as a result of this name change. Archstone's financial statements and related footnotes as of and for the period from the merger date (July 1998) to December 31, 1998 give effect to the Atlantic Merger which was accounted for under the purchase method. See Note 2 for a more complete discussion of the Atlantic Merger.

 Business

   Archstone is an equity real estate investment trust ("REIT") organized in 1963 under the laws of the state of Maryland, which primarily owns, develops, acquires, redevelops and operates income-producing apartment communities in its strategically located target markets throughout the United States.

 Principles of Financial Presentation

   The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Archstone uses the equity method to account for its investments when it does not control but has the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

   The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Cash and Cash Equivalents

   Archstone considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

   Real estate, other than land and properties held for sale, is carried at depreciated cost. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Archstone periodically reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment's current and future operating performance, the most significant of which is Net Operating Income (defined as rental revenues less rental expenses and real estate taxes) capitalized at prevailing market rates, to its carrying value.

   Archstone capitalizes direct and certain related indirect costs associated with the successful acquisition, development or improvement of real estate. Archstone no longer capitalizes any indirect or internal costs associated with apartment community acquisitions, in accordance with Emerging Issues Task Force Issue 97-11,

                          ARCHSTONE COMMUNITIES TRUST

Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which was effective on April 1, 1998. Capitalized costs associated with unsuccessful acquisition or development pursuits are expensed at the time the pursuit is abandoned.

   Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

            Buildings and improvements....... 20-40 years
            Furnishings and other............  2-10 years

 Interest

   During 1998, 1997 and 1996, the total interest paid in cash on all outstanding debt, was $96,410,000, $73,111,000 and $40,572,000, respectively.

   Archstone capitalizes interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during 1998, 1997 and 1996 aggregated $29,942,000, $17,606,000 and
$16,941,000, respectively.

Cost of Raising Capital

   Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt and are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with refinanced debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 1998, 1997 and 1996 was $3,318,000, $3,181,000 and $2,233,000, respectively.

   Archstone occasionally utilizes derivative financial instruments as cash flow hedges in anticipation of future debt transactions to manage well-defined interest rate risk or to minimize exposure to variable rate debt. The costs associated with entering into these agreements, as well as the related gains or losses on such agreements, are deferred and are amortized into interest expense over the term of the underlying debt.

 Revenue and Gain Recognition

   Archstone generally leases its apartment units under operating leases with terms of one year or less. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

   Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

 Rental Expenses

   Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities, repairs and maintenance, make-ready, property insurance, marketing, landscaping, and other on-site and related administrative costs.

 Federal Income Taxes

   Archstone has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and believes it qualifies as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

                          ARCHSTONE COMMUNITIES TRUST

 Comprehensive Income

   Comprehensive income, which is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders, is displayed in the accompanying Statements of Shareholders' Equity.

 Per Share Data

   Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, for the periods indicated (in thousands):

                                                       1998    1997     1996
                                                     -------- ------- --------
Reconciliation of numerator between basic and
 diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares--Basic... $177,022 $53,534 $106,544
  Dividends on Series A Convertible Preferred
   Shares...........................................    9,332     --    14,717
  Minority interest.................................      645     --       --
                                                     -------- ------- --------
Net earnings attributable to Common Shares--
 Diluted............................................ $186,999 $53,534 $121,261
                                                     ======== ======= ========
Reconciliation of denominator between basic and
 diluted net earnings per Common Share (1):
Weighted average number of Common Shares
 outstanding--Basic.................................  118,592  81,870   73,057
  Assumed conversion of Series A Convertible
   Preferred Shares into Common Shares..............    6,765     --    11,197
  Minority interest.................................      458     --       --
  Incremental options outstanding...................       10      38       86
                                                     -------- ------- --------
Weighted average number of Common Shares
 outstanding--Diluted...............................  125,825  81,908   84,340
                                                     ======== ======= ========

--------
(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

 Expected Impact of New Accounting Rules

   In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, was issued which requires that costs associated with start-up activities such as the opening of a new business or division be expensed as incurred. The new rules, which became effective January 1, 1999, will not have a material impact on Archstone's financial position or results of operations.

   In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which established standards for the accounting and reporting of derivative instruments. The new rules, which become effective January 1, 2000, are not expected to have a material impact on Archstone's financial position or results of operations. See Note 5 for a discussion of certain interest rate swap agreements and interest rate cap agreements that Archstone entered into as cash flow hedges against rising interest rates in December 1998 and January 1999.

 Reclassifications

   Certain of the 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

                          ARCHSTONE COMMUNITIES TRUST

(2) Atlantic Merger

   In July 1998, Atlantic, an apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into PTR. The combined company continued its existence under the name Archstone and is traded on the New York Stock Exchange ("NYSE") under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Archstone common share of beneficial interest, par value $1.00 per share ("Common Share") and each outstanding Atlantic Series A Preferred Share was converted into the right to receive one comparable share of a new class of Archstone series C non-convertible cumulative redeemable preferred share of beneficial interest, par value $1.00 per share ("Series C Preferred Shares") . As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method. At December 31, 1998, Security Capital Group Incorporated ("Security Capital"), which voted its shares in favor of the Atlantic Merger, owned approximately 38% of the outstanding Common Shares and is Archstone's largest shareholder. See Note 6 for additional information on Archstone's dividend and distribution levels, which were adjusted subsequent to the Atlantic Merger.

   The following summarized pro forma unaudited information represents the combined historical operating results of PTR and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of what Archstone's actual operating results would have been had PTR and Atlantic constituted a single entity during such periods (in thousands, except per share amounts):

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Total revenues..............................................  $610,866 $550,805
                                                              ======== ========
Net earnings attributable to Common Shares before
 extraordinary items........................................  $201,562 $110,680
                                                              ======== ========
Net earnings attributable to Common Shares..................  $199,842 $110,680
                                                              ======== ========
Weighted average Common Shares outstanding:
  Basic.....................................................   141,939  128,575
                                                              ======== ========
  Diluted...................................................   148,714  128,614
                                                              ======== ========
Earnings attributable to Common Shares before extraordinary
 items per Common Share:
  Basic and Diluted.........................................  $   1.42 $   0.86
                                                              ======== ========
Net earnings attributable to Common Shares per Common Share:
  Basic and Diluted.........................................  $   1.41 $   0.86
                                                              ======== ========

                          ARCHSTONE COMMUNITIES TRUST

(3) Real Estate

 Investments in Real Estate

   Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                       December 31,
                                            -----------------------------------
                                                 1998(1)            1997
                                            ----------------- -----------------
                                            Investment Units  Investment Units
                                            ---------- ------ ---------- ------
Apartment Communities:
  Operating communities.................... $4,027,044 69,341 $2,237,789 43,465
  Communities under construction(2)........    701,897 12,120    232,770  5,545
  Development communities In Planning(2)(3)
    Owned..................................     69,710  3,398     80,781  4,468
    Under Control(3)(4)....................        --   3,772        --   6,090
                                            ---------- ------ ---------- ------
     Total development communities In
      Planning.............................     69,710  7,170     80,781 10,558
                                            ---------- ------ ---------- ------
    Total apartment communities............  4,798,651 88,631  2,551,340 59,568
                                            ---------- ====== ---------- ======
Other land held............................     48,280            27,517
Other real estate assets(5)................     22,870            26,062
                                            ----------        ----------
      Total real estate.................... $4,869,801        $2,604,919
                                            ==========        ==========

--------
(1) Includes the real estate assets acquired in the Atlantic Merger (See Note
    2).
(2) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(3) "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(4) Archstone's investment as of December 31, 1998 and 1997 for developments Under Control was $4.8 million and $3.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.
(5) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California and an investment in an industrial building which was sold during 1998.

 Capital Expenditures

   In conjunction with the underwriting of each acquisition of an operating community, Archstone prepares acquisition budgets that encompass the incremental capital needed to achieve Archstone's investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

   As part of its operating strategy, Archstone conducts regular reviews of its assets to evaluate each community's physical condition relative to management's business objectives and the community's competitive position in its market. In conducting these evaluations, management considers Archstone's return on investment in relation to its long-term cost of capital as well as its research and analysis of competitive market factors. Capital expenditures for operating communities are classified as either "redevelopment" or "recurring".

   The redevelopment category includes: (i) redevelopment initiatives, which are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities; (ii) revenue-enhancing expenditures, which include investments that are expected to

                          ARCHSTONE COMMUNITIES TRUST
produce incremental community revenues, such as building garages, carports and storage facilities or gating a community; and (iii) expense-reducing expenditures, which include items such as water submetering systems and xeriscaping that reduce future operating costs.

   Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with Archstone's stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

   Repairs, maintenance and make-ready expenditures, including the replacement of carpet, appliances and HVAC systems, are expensed as incurred, to the extent they are not acquisition-related costs identified during Archstone's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant apartment unit for the next resident.

   The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                Year Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Balance at January 1....................... $2,604,919  $2,153,363  $1,855,866
                                            ----------  ----------  ----------
Apartment Communities:
  Real estate assets acquired in the
   Atlantic Merger.........................  1,823,727         --          --
  Acquisition-related expenditures.........    285,806     391,234     386,852
  Redevelopment expenditures...............     57,171      43,187      21,663
  Recurring capital expenditures...........      9,464       8,762       7,992
  Development expenditures, excluding land
   acquisitions............................    378,161     205,619     187,396
  Acquisition and improvement of land for
   development.............................     67,248      75,196      76,301
  Dispositions(1)..........................   (344,336)   (268,210)   (269,693)
  Provision for possible loss on
   investments.............................        --       (2,800)        --
                                            ----------  ----------  ----------
Net apartment community activity...........  2,277,241     452,988     410,511
                                            ----------  ----------  ----------
Other:
  Homestead development expenditures,
   including land acquisitions (See Note
   4)......................................        --          --       54,883
  Contribution of assets (See Note 4)......        --          --     (161,370)
  Dispositions.............................     (9,959)     (1,232)     (6,527)
  Provision for possible loss on
   investments.............................     (2,400)       (200)        --
                                            ----------  ----------  ----------
Net other activity.........................    (12,359)     (1,432)   (113,014)
                                            ----------  ----------  ----------
Balance at December 31..................... $4,869,801  $2,604,919  $2,153,363
                                            ==========  ==========  ==========

--------
(1) At December 31, 1998, Archstone held a portion of the 1998 disposition proceeds aggregating $90.9 million in an interest bearing escrow account, pending the acquisition of other apartment communities to complete tax-deferred exchanges or the repayment of borrowings under Archstone's unsecured credit facilities.

   At December 31, 1998, Archstone had unfunded apartment construction and redevelopment commitments aggregating approximately $357.6 million.

   Archstone was committed to the sale of 14 apartment communities and certain other real estate assets having an aggregate carrying value of $162.7 million as of December 31, 1998. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at December 31, 1998, which are included in Archstone's earnings from operations for 1998, 1997 and 1996, were $8.4 million, $8.0 million and $6.8 million, respectively.

                          ARCHSTONE COMMUNITIES TRUST

(4) Mortgage Notes Receivable

 Homestead Transaction

   In October 1996, Archstone consummated a transaction under which it contributed its 54 extended-stay lodging assets known as Homestead Village properties, to Homestead Village Incorporated ("Homestead"), a newly formed company. In exchange, Archstone received 9,485,727 shares of Homestead common stock and approximately $84.5 million (face amount) in convertible mortgage notes. In addition, Archstone entered into a funding commitment agreement to provide up to $198.8 million in secured financing to Homestead, for purposes of completing the development and construction of the properties contributed, in exchange for up to $221.3 million in convertible mortgage notes receivable (including those received at the transaction date). In exchange for entering into the funding commitment agreement, Archstone received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share. In November 1996, Archstone distributed the Homestead common stock and warrants it received in the transaction to its Common Shareholders, which had a market value on the date of distribution of $3.032 per Common Share.

 Convertible Mortgage Note Terms

   The convertible mortgage notes receivable are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. The convertible mortgage notes receivable bear interest at 9.0% of face per annum which is received in interest-only payments on a semi-annual basis, are callable by Homestead after October 31, 2001 and mature on October 31, 2006. The extended-stay lodging assets contributed by Archstone serve as collateral individually and in the aggregate under cross-collateral provisions.

     Face amount of convertible mortgage notes receivable............. $221,334
     Original issue discount..........................................  (22,501)
                                                                       --------
     Amount funded....................................................  198,833
     Other adjustments(1).............................................    4,137
                                                                       --------
     Carrying value at December 31, 1998.............................. $202,970
                                                                       ========

--------
(1) Includes the amortization of the original issue discount and the net unamortized discount on the conversion feature.

(5) Borrowings

 Unsecured Credit Facilities

   Upon consummation of the Atlantic Merger in July 1998, Archstone replaced its $350 million unsecured revolving credit facility with a $750 million unsecured revolving credit facility provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase"). The new $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The new unsecured credit facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at Archstone's option, the London interbank offered rate ("LIBOR") (5.62% at December 31, 1998) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of Archstone's long-term unsecured senior notes payable ("Long-Term Unsecured Debt"). Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow up to $375 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the new agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment. Archstone paid commitment fees of $781,000, $358,000 and $396,000 in 1998, 1997 and 1996, respectively.

   Upon replacing the $350 million credit facility with the new $750 million credit facility, Archstone expensed the remaining $1.5 million of unamortized loan costs associated with the old $350 million credit facility, which was recorded as an extraordinary item during 1998.

                          ARCHSTONE COMMUNITIES TRUST

   The following table summarizes Archstone's unsecured credit facility borrowings:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Total unsecured credit facility.................. $750,000  $350,000  $350,000
Borrowings outstanding at December 31............ $234,000  $223,500  $ 99,750
Weighted average daily borrowings................ $340,658  $121,038  $112,248
Weighted average daily nominal interest rate.....      6.3%      6.7%      7.3%
Weighted average daily effective interest rate...      6.8%      8.4%      8.8%
Weighted average nominal interest rate at
 December 31.....................................      6.2%      6.9%      6.6%

   In September 1996, Archstone entered into a short-term, unsecured borrowing agreement with Chase in order to enhance cash management flexibility. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under terms similar to the previous agreement. In October 1998, the maximum borrowing capacity under the agreement was increased to $100 million. The agreement matures in July 1999 and bears interest at an overnight rate that ranged from 5.50% to 7.13% during 1998. At December 31, 1998 and 1997, there were $30.7 million and $8.0 million, respectively of borrowings outstanding under this agreement.

   In May 1998, Atlantic entered into a $150 million unsecured delayed draw term loan which was assumed by Archstone in the Atlantic Merger. This credit facility had no borrowings outstanding as of December 31, 1998. See Note 15.

 Long-Term Unsecured Debt

   As of December 31, 1998, Archstone had $1.2 billion of Long-Term Unsecured Debt issued and outstanding (including $154.1 million of Long-Term Unsecured Debt assumed in the Atlantic Merger). Archstone's Long-Term Unsecured Debt generally features semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. As of December 31, 1998, the $1.2 billion of aggregate Long-Term Unsecured Debt outstanding had a weighted average coupon rate of 7.34%, a weighted average effective interest rate (including offering discounts and issuance costs) of 7.51% and a weighted average remaining life to maturity of 8.7 years. Included in the $1.2 billion of Long-Term Unsecured Debt is $322.2 million issued through Archstone's medium term note program during 1998. The $322.2 million of medium term notes have a weighted average coupon rate of 6.95%, a weighted average effective interest rate of 7.12% and a weighted average remaining life to maturity of 3.7 years as of December 31, 1998.

   The $1.2 billion of Long-Term Unsecured Debt, other than $15 million of notes issued October 21, 1996 and due 2026, are redeemable any time at the option of Archstone, in whole or in part. The redemption price is equal to the sum of the principal amount of the Long-Term Unsecured Debt being redeemed plus accrued interest through the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The $15 million of notes issued October 21, 1996 may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest. If the holders do not exercise their right to require Archstone to repay these notes on October 15, 1999, they may be repaid at the option of Archstone, in whole or in part under the redemption terms described above. The Long-Term Unsecured Debt is governed by the terms and provisions of an indenture agreement.

 Mortgages Payable

   On December 30, 1998, Archstone closed on a $268.5 million long-term secured debt agreement with the Federal National Mortgage Association ("Fannie Mae"). The Fannie Mae secured debt matures January 2006,

                          ARCHSTONE COMMUNITIES TRUST
although Archstone has the option to extend the term of any portion of the original $268.5 million for up to an additional thirty-year period at any time, subject to Fannie Mae's approval. Archstone also has the ability, at its option, to convert any portion of the $268.5 million from a floating interest rate to a fixed interest rate under the terms of the agreement, subject to Fannie Mae's approval. In connection with this transaction, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at December 31, 1998. Additionally, Archstone entered into an interest rate swap agreement in January 1999 for the remaining $150.0 million, which effectively provides for a fixed interest rate of 6.3% until maturity.

   Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity. A summary of all mortgages payable outstanding at December 31, 1998 follows (amounts in thousands):

                                                              Principal Balance
                                                               at December 31,
                                           Effective Interest -----------------
 Type of Mortgage                               Rate (1)        1998     1997
 ----------------                          ------------------ -------- --------
Fannie Mae secured debt...................        6.12%       $268,450 $    --
Conventional fixed rate...................        7.81         108,588  143,963
Tax-exempt fixed rate (2).................        6.41          61,604   40,694
Tax-exempt floating rate (2)..............        4.45         209,316   68,440
Other (3).................................        6.29          28,655   12,555
                                                  ----        -------- --------
 Total/average mortgage debt..............        5.91%       $676,613 $265,652
                                                  ====        ======== ========

--------
(1) Represents the effective interest rate, including the effect of interest rate hedges and loan cost amortization as of December 31, 1998.
(2) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
(3) Primarily represents bonded indebtedness associated with improvements to public facilities and infrastructure in certain California taxing jurisdictions known as "Mello-Roos districts".

   The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                    1998      1997      1996
                                                  --------  --------  --------
Balances at January 1............................ $265,652  $217,188  $158,054
  Notes assumed in Atlantic Merger...............  160,329       --        --
  Notes originated or assumed....................  362,158   101,595   104,176
  Principal payments, including prepayments and
   amortization.................................. (111,526)  (53,131)  (45,042)
                                                  --------  --------  --------
Balances at December 31.......................... $676,613  $265,652  $217,188
                                                  ========  ========  ========

   In 1998, 1997 and 1996, Archstone prepaid $76.3 million, $49.8 million and $43.0 million of mortgage payable balances, respectively. In 1996, Archstone incurred approximately $0.9 million of prepayment penalties associated with the early extinguishment of certain mortgage payable balances aggregating $25.8 million, which was recorded as an extraordinary item during this period.

                          ARCHSTONE COMMUNITIES TRUST

 Scheduled Debt Maturities

   Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                                 Long-Term
                                                 Unsecured  Mortgages
                                                    Debt     Payable    Total
                                                 ---------- --------- ----------
1999............................................ $   30,310 $ 10,833  $   41,143
2000............................................     75,310    7,524      82,834
2001............................................     70,010   13,446      83,456
2002............................................     97,810    5,844     103,654
2003............................................    171,560   26,438     197,998
Thereafter......................................    786,167  612,528   1,398,695
                                                 ---------- --------  ----------
Total........................................... $1,231,167 $676,613  $1,907,780
                                                 ========== ========  ==========

   The average annual principal payments due from 2004 to 2018 are $87.7 million per year.

   The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. Archstone's short-term $100 million unsecured borrowing agreement with Chase matures in July 1999.

 Covenants

   Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all covenants pertaining to its debt instruments at December 31, 1998.

(6) Distributions to Shareholders

   To maintain Archstone's status as a REIT, it is required to distribute at least 95% of its taxable income. The payment of distributions is subject to the discretion of Archstone's Board of Trustees (the "Board") and is dependent upon the strategy, financial condition and operating results of Archstone. At its December 1998 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.42 to $1.48 per Common Share. See Note 15 for information on recent Common Share distributions.

   For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1997 and 1996 and the estimated taxability for 1998:

                                                               1998  1997  1996
                                                               ----- ----- -----
Per Common Share:
  Ordinary income............................................. $1.29 $1.08 $0.61
  Capital gains...............................................  0.10   --   0.11
  Return of capital...........................................   --   0.22  0.52
                                                               ----- ----- -----
    Total..................................................... $1.39 $1.30 $1.24
                                                               ===== ===== =====

   In November 1996, Archstone distributed 0.125694 shares of Homestead common stock and warrants to Common Shareholders to purchase 0.084326 shares of Homestead common stock per Common Share (the "Homestead Distribution"). These securities were valued at $2.16 per Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

                          ARCHSTONE COMMUNITIES TRUST

   For federal income tax purposes, the following summarizes the taxability of dividends paid on series A cumulative convertible preferred shares of beneficial interest, par value $1.00 per share ("Series A Preferred Shares"), series B non-convertible cumulative redeemable preferred shares of beneficial interest, par value $1.00 per share ("Series B Preferred Shares") and Series C Preferred Shares (collectively the "Preferred Shares"), respectively, for periods prior to 1998 and the estimated taxability for 1998:

                                                             1998   1997  1996
                                                            ------- ----- -----
Per Series A Convertible Preferred Share:
  Ordinary income..........................................  $1.72  $1.75 $1.47
  Capital gains............................................   0.15    --   0.28
                                                             -----  ----- -----
    Total..................................................  $1.87  $1.75 $1.75
                                                             =====  ===== =====
Per Series B Preferred Share:
  Ordinary income..........................................  $2.07  $2.25 $1.89
  Capital gains............................................   0.18    --   0.36
                                                             -----  ----- -----
    Total..................................................  $2.25  $2.25 $2.25
                                                             =====  ===== =====
                                                            1998(1)
                                                            -------
Per Series C Preferred Share:
  Ordinary income..........................................  $0.99
  Capital gains............................................   0.09
                                                             -----
    Total..................................................  $1.08
                                                             =====

--------
(1)   Represents dividends paid in 1998 subsequent to the Atlantic Merger.

   Due to the increase in the conversion ratio resulting from the Homestead Distribution to holders of Common Shares (see Note 7), holders of Series A Convertible Preferred Shares were deemed to have received a distribution of $2.43 in November 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

   Archstone's tax return for the year ended December 31, 1998 has not been filed, and the taxability information for 1998 is based upon the best available data. Archstone's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

(7) Shareholders' Equity

 Shares of Beneficial Interest

   Archstone's Declaration of Trust authorizes Archstone to issue up to 250,000,000 Shares of Beneficial Interest, $1.00 par value per share, consisting of Common Shares, preferred shares and such other shares of beneficial interest as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption. Additionally, the Board may amend the Declaration of Trust, without the consent of Archstone shareholders, to increase or decrease the aggregate number of shares or the number of shares of any class which Archstone has authority to issue.

 Series A Convertible Preferred Shares

   The Series A Convertible Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1998 of $117.5 million. Holders of the Series

                          ARCHSTONE COMMUNITIES TRUST

A Convertible Preferred Shares are entitled only to limited voting rights under certain conditions. During 1998, 1997 and 1996, approximately 708,000, 1,087,000 and 2,705,000 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 953,000, 1,463,000 and 3,294,000 Common Shares, respectively. This activity is included in "Other, net" in the accompanying Statements of Shareholders' Equity.

   As a result of the Homestead Distribution, Archstone adjusted the conversion price of its Series A Convertible Preferred Shares, effective as of the opening of business on October 30, 1996, from $20.556 to $18.561 per Common Share (a conversion ratio of 1.3469 Common Shares for each Series A Convertible Preferred Share). Distributions on the Series A Convertible Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly Archstone distribution rate on the Common Shares into which the Series A Convertible Preferred Shares are convertible. The Series A Convertible Preferred Shares are redeemable at the option of Archstone after November 30, 2003.

 Series B and C Preferred Shares

   The 4,200,000 Series B Preferred Shares issued in May 1995 have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $105.0 million plus any accrued unpaid distributions. The net proceeds (after underwriting commissions and other offering costs) to Archstone from the sale of the Series B Preferred Shares were $101.3 million. On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of Archstone, in whole or in part, at a redemption price of $25.00 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of Archstone, which may include shares of other series of preferred shares.

   Upon consummation of the Atlantic Merger, each of the 2,000,000 outstanding Atlantic Series A Preferred Shares were converted into the right to receive one comparable share of a new class of Archstone Series C Preferred Share. The Series C Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $50.0 million plus any accrued but unpaid distributions. The Series C Preferred Shares are redeemable on and after August 20, 2002 by Archstone for cash at a stated redemption price, plus all accrued and unpaid distributions. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of Archstone, which may include shares of other series of preferred shares.

   The holders of Series B and C Preferred Shares have no preemptive rights with respect to any shares of the capital securities of Archstone or any other securities of Archstone convertible into or carrying rights or options to purchase any such shares. The Series B and C Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of Archstone to redeem or retire the Series B and C Preferred Shares and are not convertible into any other securities of Archstone. In addition, holders of the Series B and C Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.0% and 8.625% of the liquidation preference per annum, respectively (equivalent to $2.25 and $2.156 per share, respectively).

   All Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on Preferred Shares have been accrued and paid as of the end of each fiscal year. All series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

   If six quarterly dividends payable (whether or not consecutive) on the Series A Convertible Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares or any series or class of preferred shares

                          ARCHSTONE COMMUNITIES TRUST
that are of equal rank with respect to dividends and any distribution of assets, shall not be paid in full, the number of independent members of Archstone's Board of Trustees (the "Outside Trustees") shall be increased by two and the holders of all such preferred shares voting as a class regardless of series or class, shall be entitled to elect the two additional Outside Trustees. Whenever all arrears in dividends have been paid, the right to elect the two additional Outside Trustees shall cease and the terms of such Outside Trustees shall terminate.

 Dividend Reinvestment and Share Purchase Plan

   Archstone established the Dividend Reinvestment and Share Purchase Plan ("DRSP") in December 1997. Under the DRSP, Common Shareholders have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares, subject to certain limitations. In January 1998, Archstone filed a registration statement with the Securities and Exchange Commission (the "SEC") registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the DRSP.

 Ownership Restrictions and Significant Shareholder

   Archstone's Restated Declaration of Trust and the Articles Supplementary governing the Preferred Shares restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of Archstone's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions are to assist in protecting and preserving Archstone's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquirer makes a cash tender offer for all outstanding shares. For Archstone to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of Archstone's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares.

   Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by Archstone. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the eligibility of Archstone to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of Archstone as a REIT is advantageous to the shareholders.

   The Board has permitted Security Capital to acquire up to 49% of Archstone's fully converted Common Shares. Security Capital's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital owned approximately 38% of Archstone's total outstanding Common Shares at December 31, 1998. Pursuant to an agreement between Security Capital and Archstone, Security Capital has agreed to acquire no more than 49% of the fully converted Common Shares, subject to certain limited exceptions.

 Purchase Rights

   In 1994, the Board authorized the distribution of one preferred share purchase right ("Purchase Right"), which entitles the holder of each right under certain circumstances to purchase from Archstone one one-hundredth of a share of a series of a junior participating preferred share, par value $1.00 per share ("Participating Preferred Share"), at a price of $60.00 per one one-hundredth of a participating Preferred Share, subject to adjustment, for each Common Share outstanding in July 1994. Holders of additional Common Shares issued after this date and prior to the expiration of the Purchase Rights in July 2004 will be entitled to one Purchase Right for each additional Common Share.

                          ARCHSTONE COMMUNITIES TRUST

   Each Purchase Right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a share of Participating Preferred Share at a price of $60.00 per one one-hundredth of Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), commences or announces a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates) or files or announces their intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

Shelf Registration

   In December 1998, Archstone filed a $750 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $77.2 million, resulting in a total of $827.2 million in shelf-registered securities available for issuance at December 31, 1998. These securities can be issued in the form of Long-Term Unsecured Debt, Common Shares or preferred shares on an as-needed basis, subject to Archstone's ability to effect offerings on satisfactory terms.

(8) Acquisition of REIT Manager and Property Manager

   In September 1997, Archstone terminated its REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager") and its property management agreement with SCG Realty Services Incorporated (the "Property Manager"), pursuant to a transaction whereby Archstone acquired the operations and businesses of the Property Manager and the REIT Manager (collectively, the "Management Companies") valued at approximately $75.8 million from Security Capital in exchange for 3,295,533 Common Shares. The number of Common Shares issued to Security Capital was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the record date for determining Archstone's shareholders entitled to vote on the transaction). As a result of the transaction, Archstone became an internally managed REIT.

   The market value of the 3,295,533 Common Shares issued to Security Capital in September 1997 upon Archstone's acquisition of the REIT and Property Managers was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on such date. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "Costs incurred in acquiring Management Companies from an affiliate" (a non-recurring and non-cash expense) in Archstone's Statements of Earnings. Since the Management Companies did not have significant operations other than the management of Archstone and its assets, the transaction did not qualify as the acquisition of a "business" for purposes of applying Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was recorded as an operating expense rather than capitalized as goodwill.

                          ARCHSTONE COMMUNITIES TRUST

   As a result of this transaction, Archstone no longer pays REIT and property management fees to Security Capital. The REIT management agreement required Archstone to pay a fee of 16% of cash flow from operations, as defined in the agreement, none of which was capitalized. Instead, Archstone now directly incurs the personnel and other costs related to these functions.

   Concurrent with the closing of the transaction, Archstone also entered into an Administrative Services Agreement ("ASA") with Security Capital for the provision of certain administrative services. Archstone may purchase these services in exchange for a fee which, through December 31, 1998, was equal to Security Capital's direct cost of such services plus 20%. Effective January 1, 1999, the fee arrangement was revised to provide for the payment of Archstone's specific usage at fixed rates per unit for each service provided. This new billing arrangement is designed to provide Archstone with more control over ASA charges. ASA costs related to successful development activities are capitalized as part of the related real estate cost. The ASA expires on December 31, 1999 and provides for annual renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the Board. The ASA may be modified or terminated by Archstone at any time with 90 days notice (30 days notice for minor modifications).

(9) Benefit Plans

   In September 1997, Archstone's Common Shareholders approved the long-term incentive plan (the "Incentive Plan"). To date, there have been three types of awards issued under the plan: (i) an employee stock purchase plan with matching options, (ii) stock options with a dividend equivalent unit ("DEU") feature, and (iii) restricted Common Share unit awards with a dividend feature. No more than 8,650,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term.

 Dividend Equivalent Units

   As of December 31, 1998, there were a total of 38,534 DEU's outstanding, awarded to 152 holders of stock options and/or restricted Common Share units. A DEU is equal to the difference between Archstone's annual Common Share dividend yield and the S&P 500 average dividend yield times the number of shares under option or number of restricted Common Shares granted. Options awarded under the employee stock purchase plan are not eligible for DEU's. DEU's (under the stock option plan with DEU's and the restricted Common Share unit awards) are awarded on December 31st of each year and vest under the same terms as the underlying stock options and restricted Common Share units. The awarded and outstanding DEU's, none of which are vested, were valued at $708,305 on December 31, 1998 based upon the market price of the Common Shares on that date. Archstone recognizes the value of the DEU's awarded as compensation expense over the vesting period, net of any previously recorded DEU expense related to forfeitures.

 Employee Stock Purchase Plan with Matching Options

   As of December 31, 1998, certain officers and other employees of Archstone had purchased 1,225,329 Common Shares at prices ranging from $21.19 to $24.31 per Common Share under the employee stock purchase plan (including 458,368 Common Shares held by employees that were assumed in the Atlantic Merger). Archstone financed 95% of the total purchase price through 10-year notes from the participants aggregating $26.3 million at December 31, 1998. The notes, which have been recorded as a deduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity, bear interest at the lower of 6% per annum or the dividend yield of a Common Share, determined based on the initial share purchase price (approximately 7.0% at December 31, 1998). The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at the market price of the underlying stock on the date of grant.

                          ARCHSTONE COMMUNITIES TRUST

The matching stock options gradually vest over periods ranging from two to ten years, subject to certain conditions. The matching stock options do not have a DEU feature. A reconciliation of the notes due from employees during 1998 and 1997 are summarized as follows (in thousands):

                                                                Date of Issuance
                                                        1998      to 12/31/97
                                                       -------  ----------------
     Beginning balance................................ $17,238      $17,100
     Notes assumed in Atlantic Merger.................  11,338          --
     Notes issued.....................................   1,164          209
     Retirements......................................  (3,254)         (71)
     Principal payments received......................    (211)         --
                                                       -------      -------
        Ending balance................................ $26,275      $17,238
                                                       =======      =======

   Of the notes outstanding at December 31, 1998, approximately $19.2 million were due from officers of Archstone.

 Stock Options with DEU's and Trustee Options

   Archstone has awarded stock options with a DEU feature to purchase one Common Share for each stock option held to certain officers and other employees. The exercise price of each stock option granted is equal to the Common Share market price on the date of grant (See "Proforma Compensation Expense" below). The stock options awarded generally vest at a rate of 25% per year.

   Additionally, Archstone has authorized 300,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options may not be less than the fair market value on the date of grant. Such options have a term of five years and are exercisable in whole or in part at any time.

   A summary of all stock options outstanding at December 31, 1998 follows:

                                                                      Weighted-
                                                                       Average
                                              Range of                Remaining
                                 Number of    Exercise    Expiration Contractual
                                  Options    Prices (1)      Date       Life
                                 --------- -------------- ---------- -----------
Matching options under the
 employee stock purchase plan..  2,450,658 $21.19--$24.31 2007--2008 8.72 years
Stock options with DEU's.......  1,657,991 $20.25--$24.31 2007--2008 9.60 years
Outside Trustees(2)............     48,000 $15.59--$22.28 1999--2003 2.91 years
                                 ---------
Total..........................  4,156,649
                                 =========

--------
(1) The exercise price was equal to market price on the date of grant. The weighted average exercise prices for the matching options under the employee stock purchase plan, stock options with DEU's and Outside Trustee options were $22.21, $20.74 and $20.08 per Common Share, respectively, as of December 31, 1998. The weighted average exercise price for all options outstanding at December 31, 1998 was $21.60 per Common Share.
(2)  Options are fully exercisable.

                          ARCHSTONE COMMUNITIES TRUST

   A summary of the status of Archstone's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below. All grants prior to 1997 relate to Outside Trustees.

                                                            Weighted
                                                            Average   Number of
                                                 Number of  Exercise   Options
                                                  Options    Price   Exercisable
                                                 ---------  -------- -----------
Balance at December 31, 1995....................    28,000   $15.61    28,000
                                                 ---------   ------    ------
  Granted.......................................    10,000    19.34    10,000
  Exercised.....................................    (6,000)   17.21    (6,000)
                                                 ---------   ------    ------
Balance at December 31, 1996....................    32,000   $16.48    32,000
                                                 ---------   ------    ------
  Granted....................................... 1,857,417   $22.06    10,000
  Exercised.....................................    (2,000)   16.34    (2,000)
  Forfeited.....................................    (2,000)    8.46    (2,000)
                                                 ---------   ------    ------
Balance at December 31, 1997.................... 1,885,417   $21.99    38,000
                                                 ---------   ------    ------
  Assumed in the Atlantic Merger................ 1,260,138   $22.44     9,000
  Granted....................................... 1,582,754    20.67    12,000
  Exercised.....................................    (8,000)   16.14    (8,000)
  Forfeited.....................................  (563,660)   22.30    (3,000)
                                                 ---------   ------    ------
Balance at December 31, 1998.................... 4,156,649   $21.62    48,000
                                                 ---------   ------    ------

 Restricted Common Share Unit Awards

   During 1998, Archstone awarded 220,572 restricted Common Share units with a dividend feature to certain employees under the Incentive Plan. Each restricted Common Share unit provides the holder with one Common Share, subject to certain vesting provisions. The Common Share units and related dividend feature vest at 20% per year, over a five-year period. Archstone recognizes the value of the awards as compensation expense over the vesting period.

 Proforma Compensation Expense

  Archstone has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows Archstone to continue to account for its various stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, Archstone did not recognize compensation expense related to stock options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, Archstone's net earnings attributable to Common Shares and earnings per Common Share for 1998 and 1997 would change as follows (1996 would be the same):

                                                               1998    1997
                                                             -------- -------
     Net earnings attributable to Common Shares (in
      thousands):
       As reported.......................................... $177,022 $53,534
                                                             -------- -------
       Pro forma............................................ $175,346 $53,188
                                                             ======== =======
     Basic earnings per Common Share:
       As reported.......................................... $   1.49 $  0.65
                                                             -------- -------
       Pro forma............................................ $   1.48 $  0.65
                                                             ======== =======
     Diluted earnings per Common Share:
       As reported.......................................... $   1.49 $  0.65
                                                             -------- -------
       Pro forma............................................ $   1.47 $  0.65
                                                             ======== =======

                          ARCHSTONE COMMUNITIES TRUST

   The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                              1998       1997
                                                           ---------- ----------
     Weighted average risk-free interest rate.............      4.74%      6.08%
     Weighted average dividend yield......................      6.43%      5.60%
     Weighted average volatility..........................     25.44%     18.35%
     Weighted average expected option life................ 6.74 years 6.74 years

   The weighted average fair value of all options granted (excluding Trustee options) was approximately $3.00 per option during 1998 and 1997.

 401(k) Plan and Nonqualified Savings Plan

   In December 1997, the Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The plans work together to provide for matching employer contributions of fifty cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation. The matching employer contributions are made in Common Shares, which vest based on years of service at a rate of 20% per year.

(10) Fair Values of Financial Instruments

   The following disclosures of estimated fair value of financial instruments were determined by Archstone based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and therefore are not necessarily indicative of the actual amounts that Archstone could realize upon disposition.

   At December 31, 1998 and 1997, the carrying amount of certain financial instruments employed by Archstone, including cash and cash equivalents, restricted cash in tax-deferred exchange escrow, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of the unsecured credit facilities approximates fair value as of those dates since the interest rates on these instruments fluctuate based on published market rates. At December 31, 1998, the estimated fair value of Archstone's mortgage notes receivable approximated their face value. At December 31, 1998, the estimated fair value and the actual carrying value of the Long-Term Unsecured Debt was approximately $1.2 billion, and the estimated fair value and the carrying value of mortgages payable was approximately $680.0 million.

 Derivative Financial Instruments

   From time to time, Archstone utilizes derivative instruments as cash flow hedges, including interest rate swap agreements and interest rate cap agreements, in order to manage well-defined interest rate risk associated with its planned debt issuances or to minimize exposure to variable rate debt. However, Archstone does not use derivative instruments for trading purposes.

   In January 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million (with a weighted average life to maturity of 3.7 years), related to Long-Term Unsecured Debt issued through its medium term note program during 1998. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.34%, were effectively converted to a fixed weighted average interest rate of 7.12% through maturity.

                          ARCHSTONE COMMUNITIES TRUST

   In connection with the closing of the $268.5 million of long-term secured debt agreement in December 1998 with Fannie Mae, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at December 31, 1998. There was no unrealized gain or loss relating to the fair value of this interest rate contract at December 31, 1998. Additionally, Archstone entered into an interest rate swap agreement in January 1999 for the remaining $150.0 million, which effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

   In anticipation of a Long-Term Unsecured Debt offering that closed in March 1998, Archstone entered into four separate interest rate contracts in 1997 with notional amounts aggregating $120 million. Upon completion of the offering, Archstone terminated the interest rate contracts, realizing a loss of approximately $5.5 million. Similarly in 1996, Archstone entered into interest rate contracts with notional amounts aggregating $50 million in anticipation of a Long-Term Unsecured Debt offering that closed March 31, 1997. Upon completion of the offering, Archstone terminated the interest rate contracts, realizing a gain of approximately $819,000. The resulting gains and losses were deferred and are being amortized into interest expense over the term of the respective debt agreements.

(11) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands except per share amounts) for 1998 and 1997 is summarized below. Net earnings (loss) per Common Share for each period presented in 1997 have been restated to conform with the requirements of SFAS No. 128. The sum of the quarterly earnings (loss) per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to the impact of equity issuances.

                                         Three Months Ended
                                  ---------------------------------- Year Ended
                                   3-31    6-30   9-30 (1)   12-31   12-31 (1)
                                  ------- ------- --------  -------- ----------
1998:
  Total revenues................. $95,611 $98,176 $159,045  $160,813  $513,645
                                  ------- ------- --------  --------  --------
  Earnings from operations.......  29,299  28,048   37,961    38,618   133,926
  Gains on dispositions of
   depreciated real estate, net..  15,484     --    21,204    28,843    65,531
  Less extraordinary item........     --      --     1,497       --      1,497
  Less Preferred Share
   dividends.....................   4,712   4,757    5,723     5,746    20,938
                                  ------- ------- --------  --------  --------
  Net earnings attributable to
   Common Shares-Basic........... $40,071 $23,291 $ 51,945  $ 61,715  $177,022
                                  ======= ======= ========  ========  ========
  Net earnings per Common Share:
    Basic........................ $  0.43 $  0.25 $   0.36  $   0.43  $   1.49
                                  ======= ======= ========  ========  ========
    Diluted...................... $  0.42 $  0.25 $   0.36  $   0.43  $   1.49
                                  ======= ======= ========  ========  ========
1997:
  Total revenues................. $83,494 $86,180 $ 90,876  $ 95,112  $355,662
                                  ------- ------- --------  --------  --------
  Earnings (loss) from
   operations....................  20,276  23,065  (46,857)   28,202    24,686
  Gains on dispositions of
   depreciated real estate, net..  25,335  11,872   10,723       302    48,232
  Less Preferred Share
   dividends.....................   5,035   4,805    4,785     4,759    19,384
                                  ------- ------- --------  --------  --------
  Net earnings (loss)
   attributable to Common Shares-
   Basic......................... $40,576 $30,132 $(40,919) $ 23,745  $ 53,534
                                  ======= ======= ========  ========  ========
  Net earnings (loss) per Common
   Share:
    Basic........................ $  0.53 $  0.39 $  (0.50) $   0.26  $   0.65
                                  ======= ======= ========  ========  ========
    Diluted...................... $  0.51 $  0.38 $  (0.50) $   0.26  $   0.65
                                  ======= ======= ========  ========  ========

--------
(1) Reflects the impact of a one-time, non-cash charge of $71.7 million in 1997 associated with costs incurred in acquiring the Management Companies from an affiliate. See Note 8 for additional information regarding the acquisition of the Management Companies.

                          ARCHSTONE COMMUNITIES TRUST

(12) Segment Data

   During 1998, Archstone adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas and major customers.

   Archstone defines each of its apartment communities as individual operating segments. Management has determined that all of its apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. Archstone relies primarily on Net Operating Income generated from its apartment communities for purposes of making decisions about allocating resources and assessing segment performance.

   Following are reconciliations of the reportable segment's: (i) revenues to Archstone's consolidated revenues, (ii) Net Operating Income to Archstone's consolidated earnings from operations, and (iii) assets to Archstone's consolidated assets, for the periods indicated (in thousands):

                                                  Year Ended December 31,
                                               --------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  --------
Reportable segment revenues..................  $  478,144  $  331,346  $293,284
Other non-reportable operating segment income
 (1).........................................      35,501      24,316    32,962
                                               ----------  ----------  --------
Total segment and consolidated revenues......  $  513,645  $  355,662  $326,246
                                               ==========  ==========  ========
                                                  Year Ended December 31,
                                               --------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  --------
Reportable segment Net Operating Income......  $  305,309  $  208,423  $177,309
Other non-reportable operating segment Net
 Operating Income(1).........................      34,576      24,188    20,815
                                               ----------  ----------  --------
    Total segment Net Operating Income.......     339,885     232,611   198,124
                                               ----------  ----------  --------
Reconciling items:
  Depreciation on real estate investments....     (96,337)    (52,893)  (44,887)
  Interest expense...........................     (83,350)    (61,153)  (35,288)
  General and administrative expenses........     (16,092)    (18,350)  (23,268)
  Provision for possible loss on
   investments...............................      (4,700)     (3,000)      --
  Nonrecurring expenses......................      (2,193)    (71,707)      --
  Other expenses.............................      (3,287)       (822)     (592)
                                               ----------  ----------  --------
Consolidated earnings from operations........  $  133,926  $   24,686  $ 94,089
                                               ==========  ==========  ========
                                                   December 31,
                                               ----------------------
                                                  1998        1997
                                               ----------  ----------
Reportable segment assets....................  $4,536,529  $2,422,563
Other non-reportable operating segment assets
 (2).........................................     385,587     373,120
                                               ----------  ----------
    Total segment assets.....................   4,922,116   2,795,683
                                               ----------  ----------
Reconciling items:
  Cash and cash equivalents..................       5,429       1,586
  Restricted cash in tax-deferred exchange
   escrow....................................      90,874         --
  Other assets...............................      41,479       8,417
                                               ----------  ----------
Consolidated total assets....................  $5,059,898  $2,805,686
                                               ==========  ==========

--------
(1) Includes $22.9 million, $16.7 million and $2.0 million of interest income on the convertible mortgage notes receivable in 1998, 1997 and 1996, respectively (see Note 4). Also includes revenues and Net Operating Income generated from the operation or sale of other real estate assets and other ancillary income from apartment residents. For 1996, also includes Net Operating Income generated from the Homestead extended-stay assets, prior to their spin-off in October 1996 (see Note 4)

                          ARCHSTONE COMMUNITIES TRUST

(2) Includes $203.0 million and $272.6 million of convertible mortgage notes receivable during 1998 and 1997, respectively.

   Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of Archstone's consolidated revenues.

(13) Commitments and Contingencies

   Archstone is a party to various claims and routine litigation arising in the ordinary course of business. Archstone does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

   Archstone is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence investigation procedures, Archstone conducts Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone's results of operations for any of the years in the three-year period ended December 31, 1998. Archstone is not aware of any environmental condition on any of its communities which is likely to have a material effect on Archstone's financial condition or results of operations.

   See Note 3 for apartment construction and redevelopment commitments.

(14) Supplemental Cash Flow Information

   Significant non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

   (i) Archstone issued 47,752,052 Common Shares valued at approximately $1.1 billion, 2,000,000 Series C Preferred Shares valued at approximately
         $50.6 million and assumed debt and other liabilities valued at approximately $778.9 million in exchange for approximately $1.9 billion of assets in the Atlantic Merger.
   (ii) Archstone recorded an $83.8 million decrease, an $8.9 million increase and a $74.9 million increase in the unrealized gain on the convertible mortgage notes receivable during the years ended December 31, 1998, 1997 and 1996, respectively, primarily as a result of changes in the estimated fair value of these convertible debt securities.
   (iii) Holders of Series A Convertible Preferred Shares converted $17.7 million, $27.2 million and $67.6 million of their shares into Common
         Shares during the years ended December 31, 1998, 1997 and 1996, respectively.
   (iv) In connection with the acquisition of apartment communities, Archstone assumed mortgage debt (excluding mortgage debt assumed in the Atlantic
         Merger) of $93.7 million, $101.6 million and $104.2 million during the years ended December 31, 1998, 1997 and 1996, respectively.
   (v) In connection with the acquisition of the Management Companies in September 1997, Archstone issued 3,295,533 Common Shares valued at
         $73.3 million in exchange for the operations and business of the Management Companies.
   (vi)  Archstone had notes receivable outstanding from employees aggregating
         $26.3 million (including $11.3 million assumed in the Atlantic Merger) and $17.2 million for the purchase of Common Shares under the Incentive Plan in 1998 and 1997, respectively.
   (vii) In 1996, Archstone contributed 54 extended-stay lodging assets to Homestead in exchange for 9,485,727 shares of Homestead common stock and approximately $84.5 million (face-amount) in convertible mortgage notes receivable.

                          ARCHSTONE COMMUNITIES TRUST

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


(15) Subsequent Events

   In February 1999, Archstone announced that the Board had authorized the repurchase of up to $100 million of its Common Shares. Based on the closing price of the Common Shares on the date of the announcement, this represents approximately 3.6% of the Common Shares outstanding. Through March 5, 1999, Archstone had repurchased 4.3 million Common Shares at a weighted average price of $19.58 per Common Share for a total purchase price of $84.4 million. Disposition proceeds were used to reduce Archstone's unsecured credit facility balances, providing the capacity to fund the share purchases.

   Archstone terminated its $150 million unsecured delayed draw term loan on February 23, 1999. After giving effect to this termination, Archstone has $850 million in total borrowing capacity under its unsecured credit facilities, with $349.0 million outstanding and an available balance of $501.0 million at March 5, 1999.

   On February 26, 1998, Archstone paid the first quarter 1999 Common Share distribution of $0.37 per Common Share to shareholders of record on February 12, 1999, totaling approximately $53.0 million.

                         Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

   Under date of January 22, 1999, except as to Note 15 which is as of March 5, 1999, we reported on the balance sheets of Archstone Communities Trust as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule entitled Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, the financial statement schedule, as of and for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Chicago, Illinois
January 22, 1999

                                                                    SCHEDULE III

                          ARCHSTONE COMMUNITIES TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                         (Dollar amounts in thousands)

                                          Initial Cost to                Gross Amount at Which Carried at
                                             Archstone          Costs           December 31, 1998
                                       --------------------- Capitalized --------------------------------
                                                Buildings &  Subsequent           Buildings &             Accumulated
                   Units  Encumbrances   Land   Improvements Acquisition   Land   Improvements   Totals   Depreciation
                   ------ ------------ -------- ------------ ----------- -------- ------------ ---------- ------------
Apartment
 Communities:
Albuquerque, New
 Mexico:
 Commanche Wells.     179  $     --    $    719  $    4,072  $      733  $    719  $    4,805  $    5,524   $    604
 Entrada Pointe..     209        --       1,014       5,744       1,475     1,014       7,219       8,233        933
 La Paloma.......     424        --       4,135         --       19,724     4,135      19,724      23,859      2,578
 La Ventana......     232        --       2,210         --       13,441     2,210      13,441      15,651      1,283
 Pavilions.......     240        --       2,182       7,624       6,142     2,182      13,766      15,948      2,658
 Sandia Ridge....     272        --       1,339       5,358       1,611     1,339       6,969       8,308      1,361
 Telegraph Hill..     200        --       1,216       6,889         795     1,216       7,684       8,900        468
 Vista Del Sol...     168        --       1,105       4,419         915     1,105       5,334       6,439        770
 Vistas at Seven
  Bar Ranch......     572        --       3,541       5,351      20,209     3,541      25,560      29,101      2,645
 Wellington
  Place..........     280        --       1,881       7,523       1,638     1,881       9,161      11,042      1,188
                   Construction   Year
                       Year     Acquired
                   ------------ --------
Apartment
 Communities:
Albuquerque, New
 Mexico:
 Commanche Wells.      1985       1994
 Entrada Pointe..      1986       1994
 La Paloma.......      1996       1993
 La Ventana......      1996       1994
 Pavilions.......      (a)        (a)
 Sandia Ridge....      1986       1992
 Telegraph Hill..      1986       1996
 Vista Del Sol...      1987       1993
 Vistas at Seven
  Bar Ranch......      (b)        (b)
 Wellington
  Place..........      1981       1993

Atlanta, Georgia:
 Azalea Park.....     447     15,179      4,330      24,536          27     4,330      24,563      28,893        574
 Cameron Ashford.     365        --       4,245      24,053          36     4,245      24,089      28,334        513
 Cameron at
  Barrett Creek..     332        --       1,963      11,126      10,516     1,963      21,642      23,605          5
 Cameron at
  Northpoint.....     264        --       2,248      12,740       7,551     2,248      20,291      22,539         41
 Cameron
  Briarcliff.....     220        --       2,515      14,250          65     2,515      14,315      16,830        306
 Cameron Bridge..     224        --       2,119      12,010       4,571     2,119      16,581      18,700         46
 Cameron Brook...     440     18,950      4,050      22,950          59     4,050      23,009      27,059        483
 Cameron Creek...     664     30,355      6,791      38,484         128     6,791      38,612      45,403      1,184
 Cameron Crest...     377        --       4,135      23,430          65     4,135      23,495      27,630        490
 Cameron
  Dunwoody.......     238        --       2,747      15,566          34     2,747      15,600      18,347        332
 Cameron Forest..     152        --         931       5,275          23       931       5,298       6,229        117
 Cameron Greens..     304     10,107      2,389      13,537          40     2,389      13,577      15,966        289
 Cameron Landing.     368     15,340      3,535      20,030         382     3,535      20,412      23,947        348
 Cameron Place...     212        --       1,555       8,814          35     1,555       8,849      10,404        195
 Cameron Pointe..     214     12,545      2,725      15,440          61     2,725      15,501      18,226        329
 Cameron Station.     348     15,352      2,880      16,321          49     2,880      16,370      19,250        348
 Cameron
  Woodlands......     644        --       4,901      27,775          87     4,901      27,862      32,763        587
 Clairmont Crest.     213     11,273      1,892      10,720         132     1,892      10,852      12,744        230
 Lake Ridge at
  Dunwoody.......     268        --       3,126      17,712          19     3,126      17,731      20,857        477
 Morgan's
  Landing........     165        --       1,542       8,737          61     1,542       8,798      10,340        192
 Old Salem.......     172        --       1,490       8,446          29     1,490       8,475       9,965        184
 Trolley Square..     270        --       2,918      16,534          64     2,918      16,598      19,516        360
 Vinings Landing.     200        --       1,787      10,126          72     1,787      10,198      11,985        215
 Winters Creek...     200      4,880      1,561       8,846          26     1,561       8,872      10,433        190
Atlanta, Georgia:
 Azalea Park.....      1987       1998
 Cameron Ashford.      1990       1998
 Cameron at
  Barrett Creek..      (c)        1998
 Cameron at
  Northpoint.....      (c)        1998
 Cameron
  Briarcliff.....      1989       1998
 Cameron Bridge..      (c)        1998
 Cameron Brook...      1988       1998
 Cameron Creek...      1988       1998
 Cameron Crest...      1988       1998
 Cameron
  Dunwoody.......      1989       1998
 Cameron Forest..      1981       1998
 Cameron Greens..      1986       1998
 Cameron Landing.      1998       1998
 Cameron Place...      1979       1998
 Cameron Pointe..      1987       1998
 Cameron Station.      (d)        1998
 Cameron
  Woodlands......      (e)        1998
 Clairmont Crest.      1987       1998
 Lake Ridge at
  Dunwoody.......      1979       1998
 Morgan's
  Landing........      1983       1998
 Old Salem.......      1968       1998
 Trolley Square..      1989       1998
 Vinings Landing.      1978       1998
 Winters Creek...      1984       1998

Austin, Texas:
 Hunters' Run I &
  II.............     400     14,820      2,197         --       17,732     2,197      17,732      19,929      1,862
 Monterey Ranch
  I..............     168        --         424         --        5,025       424       5,025       5,449        (c)
 Monterey Ranch
  II.............     456     16,861      1,151         --       23,038     1,151      23,038      24,189      1,754
 Monterey Ranch
  III............     448        --       1,131         --        5,863     1,131       5,863       6,994        (c)
 Ridge, The......     326        --       1,669       6,675       2,852     1,669       9,527      11,196      1,375
 Rock Creek......     314        --       1,311       7,431       1,929     1,311       9,360      10,671      1,283
 Shadowood.......     236        --       1,197       4,787       1,092     1,197       5,879       7,076        787
Austin, Texas:
 Hunters' Run I &
  II.............      (f)        (f)
 Monterey Ranch
  I..............      (c)        1993
 Monterey Ranch
  II.............      1996       1993
 Monterey Ranch
  III............      (c)        1993
 Ridge, The......      1978       1993
 Rock Creek......      1979       1993
 Shadowood.......      1985       1993

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                         Initial Cost to       Costs    Gross Amount at Which Carried at
                                            Archstone       Capitalized        December 31, 1998
                                      --------------------- Subsequent  --------------------------------
                                               Buildings &      to               Buildings &             Accumulated  Construction
                   Units Encumbrances   Land   Improvements Acquisition   Land   Improvements   Totals   Depreciation     Year
                   ----- ------------ -------- ------------ ----------- -------- ------------ ---------- ------------ ------------
Apartment
 Communities
 (continued):
Birmingham,
 Alabama:
 Cameron at the
  Summit I.......   372    $    --    $  3,458  $   19,595   $     194  $  3,458  $   19,789  $   23,247  $     429       1998
 Cameron at the
  Summit II......   268         --         698       3,955       4,326       698       8,281       8,979        (c)       (c)
 Cameron on the
  Cahaba I.......   150         --       1,023       5,799          33     1,023       5,832       6,855        126       1987
 Cameron on the
  Cahaba II......   250       8,007      1,601       9,071          26     1,601       9,097      10,698        194       1990
                     Year
                   Acquired
                   --------
Apartment
 Communities
 (continued):
Birmingham,
 Alabama:
 Cameron at the
  Summit I.......    1998
 Cameron at the
  Summit II......    1998
 Cameron on the
  Cahaba I.......    1998
 Cameron on the
  Cahaba II......    1998

Charlotte, North
 Carolina:
 Cameron at
  Hickory Grove..   202       6,187      1,434       8,127          11     1,434       8,138       9,572        173       1988
 Cameron
  Matthews.......   212       9,035      2,034      11,526         131     2,034      11,657      13,691        227       1998
 Cameron Oaks....   264         --       2,312      13,104           8     2,312      13,112      15,424        284       1989
 Eastover Glen...   128         --       1,431       8,107         108     1,431       8,215       9,646        171       1987
 Forest at
  Biltmore.......   392         --       4,008      22,709           9     4,008      22,718      26,726         51       1996
 Pinnacle at
  North Cross....   312         --       3,573      20,264          47     3,573      20,311      23,884        388       1997
 Reafield Ridge..   324         --       3,009      17,052         388     3,009      17,440      20,449        362       1987
 Springs at
  Steele Creek...   264         --       2,475      14,028          59     2,475      14,087      16,562        292       1997
 Waterford Hills.   270         --       2,413      13,676           2     2,413      13,678      16,091        334       1995
 Waterford Square
  I..............   408         --       3,497      19,814           8     3,497      19,822      23,319        545       1996
 Waterford Square
  II.............   286         --       2,723      15,429         199     2,723      15,628      18,351        274       1998
Charlotte, North
 Carolina:
 Cameron at
  Hickory Grove..    1998
 Cameron
  Matthews.......    1998
 Cameron Oaks....    1998
 Eastover Glen...    1998
 Forest at
  Biltmore.......    1998
 Pinnacle at
  North Cross....    1998
 Reafield Ridge..    1998
 Springs at
  Steele Creek...    1998
 Waterford Hills.    1998
 Waterford Square
  I..............    1998
 Waterford Square
  II.............    1998

Columbus, Ohio:
 Arbors of
  Dublin.........   288         --       2,218      12,571         145     2,218      12,716      14,934        268       1988
Columbus, Ohio:
 Arbors of
  Dublin.........    1998

Dallas, Texas:
 Custer Crossing.   244         --       1,532       8,683       2,118     1,532      10,801      12,333      1,345       1985
 Knoxbridge......   334      15,650      4,668      26,453          13     4,668      26,466      31,134         59       1994
 Meadows at Park
  Boulevard......   368         --       1,373         --       15,520     1,373      15,520      16,893        845       1997
 Quail Run.......   278         --       1,613       9,140       2,306     1,613      11,446      13,059      1,422       1983
 Summerstone.....   192         --       1,028       5,824       1,838     1,028       7,662       8,690        916       1983
 Timber Ridge....   160         --         997       5,651       1,185       997       6,836       7,833        764       1984
 Timber Ridge II.   192         --         675          20       8,680       675       8,700       9,375        394       1998
 Woodland Park...   216         --       1,386       5,543       1,449     1,386       6,992       8,378        833       1986
Dallas, Texas:
 Custer Crossing.    1993
 Knoxbridge......    1998
 Meadows at Park
  Boulevard......    1996
 Quail Run.......    1993
 Summerstone.....    1993
 Timber Ridge....    1994
 Timber Ridge II.    1996
 Woodland Park...    1993

Denver, Colorado:
 Archstone Dakota
  Ridge..........   480         --       2,108          24      17,291     2,108      17,315      19,423        (c)       (c)
 Cambrian........   383         --       2,256       9,026       2,575     2,256      11,601      13,857      1,506       1983
 Cedars, The.....   408         --       3,128      12,512       4,804     3,128      17,316      20,444      2,293       1984
 Fox Creek I.....   175         --       1,167       4,669         704     1,167       5,373       6,540        718       1984
 Fox Creek II....   112         --         --          --        6,947                 6,947       6,947        (c)       (c)
 Legacy Heights..   384      16,417      2,049           4      20,457     2,049      20,461      22,510        443       1998
 Reflections I &
  II.............   416         --       2,396       6,362      14,034     2,396      20,396      22,792      2,224       (g)
 Silvercliff.....   312         --       2,410      13,656         837     2,410      14,493      16,903      1,834       1991
 Sunwood.........   156         --       1,030       4,596       1,982     1,030       6,578       7,608        923       1981
Denver, Colorado:
 Archstone Dakota
  Ridge..........    1997
 Cambrian........    1993
 Cedars, The.....    1993
 Fox Creek I.....    1993
 Fox Creek II....    1995
 Legacy Heights..    1997
 Reflections I &
  II.............    (g)
 Silvercliff.....    1994
 Sunwood.........    1992

El Paso, Texas:
 Acacia Park.....   336         --       1,130         --       13,348     1,130      13,348      14,478      1,625       1995
 Cielo Vista.....   378         --       1,111       4,445       3,490     1,111       7,935       9,046      1,016       1962
 Double Tree.....   284         --       1,106       4,423         873     1,106       5,296       6,402        774       1980
 Las Flores......   468       5,726        625       6,624       1,397       625       8,021       8,646      3,775       (h)
 Patriot, The....   320         --       1,027         --       11,550     1,027      11,550      12,577      1,318       1996
 Phoenix, The....   336         --         454         --       10,463       454      10,463      10,917      1,817       1993
 Tigua Village...   184         --         161         146       2,319       161       2,465       2,626      1,377       (i)
El Paso, Texas:
 Acacia Park.....    1993
 Cielo Vista.....    1993
 Double Tree.....    1993
 Las Flores......    (h)
 Patriot, The....    1993
 Phoenix, The....    1993
 Tigua Village...    (i)

Ft.
 Lauderdale/West
 Palm Beach:
 Cameron at
  Bayberry Lake..   308         --       2,675      15,159          72     2,675      15,231      17,906        322       1988
Ft.
 Lauderdale/West
 Palm Beach:
 Cameron at
  Bayberry Lake..    1998

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                         Initial Cost to       Costs    Gross Amount at Which Carried at
                                            Archstone       Capitalized        December 31, 1998
                                      --------------------- Subsequent  --------------------------------
                                               Buildings &      to               Buildings &             Accumulated  Construction
                   Units Encumbrances   Land   Improvements Acquisition   Land   Improvements   Totals   Depreciation     Year
                   ----- ------------ -------- ------------ ----------- -------- ------------ ---------- ------------ ------------
Apartment
 Communities
 (continued):
Ft.
 Lauderdale/West
 Palm Beach
 (Continued):
 Cameron at
  Meadow Lakes...   189    $   --     $  1,712  $   9,702    $      38  $  1,712  $   9,740   $   11,452   $   206        1983
 Cameron at the
  Villages.......   384        --        3,298     18,686           45     3,298     18,731       22,029       400        1987
 Cameron Cove....   221      8,259       1,648      9,338          146     1,648      9,484       11,132       201        1986
 Cameron Gardens.   300        --        2,803     15,882        5,205     2,803     21,087       23,890        75        (c)
 Cameron Hidden
  Harbor.........   200      5,475       1,868     10,587          150     1,868     10,737       12,605       226        1986
 Cameron Palms...   340        --        2,252     12,763       11,524     2,252     24,287       26,539       (c)        (c)
 Cameron Park I..   196        --        2,129     12,063        2,443     2,129     14,506       16,635        73        (c)
 Cameron View....   176        --        1,487      8,425           52     1,487      8,477        9,964       182        1987
 Cameron
  Waterways......   300        --        3,678     20,840          453     3,678     21,293       24,971       254        1998
 Park Place at
  Turtle Run.....   350        --        2,598     14,721           44     2,598     14,765       17,363       313        1989
 Parrot's Landing
  I..............   408     15,386       3,173     17,982           89     3,173     18,071       21,244       435        1986
 Parrot's Landing
  II.............   152        --        1,345      7,621           42     1,345      7,663        9,008       261        1997
 Pineview Lakes..   192        --        1,847     10,464          438     1,847     10,902       12,749       229        1988
                     Year
                   Acquired
                   --------
Apartment
 Communities
 (continued):
Ft.
 Lauderdale/West
 Palm Beach
 (Continued):
 Cameron at
  Meadow Lakes...    1998
 Cameron at the
  Villages.......    1998
 Cameron Cove....    1998
 Cameron Gardens.    1998
 Cameron Hidden
  Harbor.........    1998
 Cameron Palms...    1998
 Cameron Park I..    1998
 Cameron View....    1998
 Cameron
  Waterways......    1998
 Park Place at
  Turtle Run.....    1998
 Parrot's Landing
  I..............    1998
 Parrot's Landing
  II.............    1998
 Pineview Lakes..    1998

Ft. Myers,
 Florida:
 Forestwood......   397     11,158       2,534     14,361          102     2,534     14,463       16,997       307        1986
Ft. Myers,
 Florida:
 Forestwood......    1998

Houston, Texas:
 7100 Almeda.....   348        --        1,713      9,706          947     1,713     10,653       12,366     1,325        1984
 Braeswood Park..   240        --        1,861     10,548          446     1,861     10,994       12,855     1,525        1984
 Braeswood Park
  II.............    36        --        1,125          5          984     1,125        989        2,114       (c)        (c)
 Brompton Court..   794        --        4,058     22,993        5,969     4,058     28,962       33,020     3,646        1972
 Memorial Heights
  I..............   360     14,801       3,169        --        16,006     3,169     16,006       19,175     1,526        1996
 Memorial Heights
  II.............   256     12,174       9,164        --         6,607     9,164      6,607       15,771       558        1998
 Oaks at Medical
  Center I.......   360        --        4,210        --        14,579     4,210     14,579       18,789     1,555        1996
 Oaks at Medical
  Center II......   318        --        3,368        --        15,064     3,368     15,064       18,432        24        (c)
Houston, Texas:
 7100 Almeda.....    1994
 Braeswood Park..    1993
 Braeswood Park
  II.............    1997
 Brompton Court..    1994
 Memorial Heights
  I..............    1996
 Memorial Heights
  II.............    1996
 Oaks at Medical
  Center I.......    1994
 Oaks at Medical
  Center II......    1994

Indianapolis,
 Indiana:
 Arbor Green.....   208        --        1,597      9,049          347     1,597      9,396       10,993       196        1989
 Archstone at
  River Ridge....   202        --          461      2,612        3,985       461      6,597        7,058       (c)        (c)
Indianapolis,
 Indiana:
 Arbor Green.....    1998
 Archstone at
  River Ridge....    1998

Inland Empire,
 California:
 Crossing, The...   296        --        2,227     12,622        1,662     2,227     14,284       16,511     1,024        1989
 Miramonte.......   290        --        2,357     13,364        1,071     2,357     14,435       16,792     1,210        1989
 Sierra Hills....   300        652       2,810     15,921        1,681     2,810     17,602       20,412       775        1990
 Terracina.......   736        --        5,780     32,757        2,934     5,780     35,691       41,471     2,484        1988
 Westcourt
  Village........   515        --        1,909     10,817        4,648     1,909     15,465       17,374     1,223        1986
 Woodsong
  Village........   262        --        1,846     10,469          826     1,846     11,295       13,141       714        1985
Inland Empire,
 California:
 Crossing, The...    1996
 Miramonte.......    1995
 Sierra Hills....    1997
 Terracina.......    1996
 Westcourt
  Village........    1996
 Woodsong
  Village........    1996

Jacksonville,
 Florida:
 Cameron
  Deerwood.......   336        --        2,782     15,763           18     2,782     15,781       18,563       619        1997
 Cameron Lakes I.   302        --        2,792     15,823          111     2,792     15,934       18,726       554        1996
 Cameron Lakes
  II.............   253        --        2,476     14,032          126     2,476     14,158       16,634       457        1998
 Cameron
  Timberlin......   320        --        2,759     15,632           85     2,759     15,717       18,476       620        1997
Jacksonville,
 Florida:
 Cameron
  Deerwood.......    1998
 Cameron Lakes I.    1998
 Cameron Lakes
  II.............    1998
 Cameron
  Timberlin......    1998

Kansas City,
 Kansas:
 Crown Chase.....   220        --        1,540        --         8,875     1,540      8,875       10,415       (c)        (c)
Kansas City,
 Kansas:
 Crown Chase.....    1996

Las Vegas,
 Nevada:
 Crossings at
  Lake Mead......   444        --        2,086     11,867        1,530     2,086     13,397       15,483     1,299        1986
 Horizons at
  Peccole Ranch..   408        --        3,173     18,048        1,000     3,173     19,048       22,221     1,889        1990
 La Tierra at the
  Lakes..........   896        --        5,904     33,561        5,510     5,904     39,071       44,975     3,958        1986
Las Vegas,
 Nevada:
 Crossings at
  Lake Mead......    1995
 Horizons at
  Peccole Ranch..    1995
 La Tierra at the
  Lakes..........    1995

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                         Initial Cost to       Costs     Gross Amount at Which Carried at
                                            Archstone       Capitalized         December 31, 1998
                                      --------------------- Subsequent  ----------------------------------
                                               Buildings &      to                 Buildings &             Accumulated
                   Units Encumbrances   Land   Improvements Acquisition    Land    Improvements   Totals   Depreciation
                   ----- ------------ -------- ------------ ----------- ---------- ------------ ---------- ------------
Apartment
 Communities:
                   Construction   Year
                       Year     Acquired
                   ------------ --------
Apartment
 Communities:

Los Angeles,
 California:
 Oakridge........   178    $ 13,050   $  3,212  $   18,200   $    124   $    3,212  $   18,324  $   21,536   $   165
Los Angeles,
 California:
 Oakridge........      1985       1998

Memphis,
 Tennessee:
 Country Oaks....   200         --       1,257       7,122          7        1,257       7,129       8,386       151
Memphis,
 Tennessee:
 Country Oaks....      1985       1998

Minneapolis,
 Minnesota:
 Eden Commons....   196       6,317      1,973      11,181        --         1,973      11,181      13,154       --
Minneapolis,
 Minnesota:
 Eden Commons....      1987       1998

Nashville,
 Tennessee:
 Amberwood at
  Bellevue.......   225       5,102      2,235      12,660         70        2,235      12,730      14,965        58
 Arbor Creek.....   360         --       2,471      14,003        156        2,471      14,159      16,630       352
 Cameron
  Overlook.......   452         --       4,031      22,843        (40)       4,031      22,803      26,834       665
 Enclave at
  Brentwood......   380         --       2,672      15,143         98        2,672      15,241      17,913       327
 Monthaven Place
  I..............   216         --       1,210           9      7,106        1,210       7,115       8,325       (c)
 Shadowbluff.....   220       5,835      1,422       8,059         97        1,422       8,156       9,578       173
Nashville,
 Tennessee:
 Amberwood at
  Bellevue.......      1986       1998
 Arbor Creek.....      1986       1998
 Cameron
  Overlook.......      1998       1998
 Enclave at
  Brentwood......      1988       1998
 Monthaven Place
  I..............      (c)        1998
 Shadowbluff.....      1986       1998

Orange County,
 California:
 Las Flores
  Apartment
  Homes..........   504       7,424      8,900         264     40,716        8,900      40,980      49,880       217
 Newpointe.......   160         --       1,403       7,981        508        1,403       8,489       9,892       566
 River Meadows...   152      10,000      2,082      11,797      1,334        2,082      13,131      15,213       619
 Sorrento........   241       4,822      4,872         --      22,528        4,872      22,528      27,400       118
 Villa
  Marseilles.....   192       3,698      1,970      11,162      4,759        1,970      15,921      17,891       696
Orange County,
 California:
 Las Flores
  Apartment
  Homes..........      (c)        1996
 Newpointe.......      1987       1996
 River Meadows...      1986       1997
 Sorrento........      1998       1996
 Villa
  Marseilles.....      1991       1996

Orlando, Florida:
 Camden Springs..   340         --       2,893      16,391         45        2,893      16,436      19,329       348
 Cameron
  Promenade......   212         --       2,236      12,671      1,103        2,236      13,774      16,010       119
 Cameron Villas
  I..............   192         --       1,306       7,400         87        1,306       7,487       8,793       161
 Cameron Villas
  II.............    42         --         287       1,624         35          287       1,659       1,946        36
 Kingston
  Village........   120         --       1,039       5,887         77        1,039       5,964       7,003       128
 Wellington I....   192         --       1,505       8,526         11        1,505       8,537      10,042       182
 Wellington II...   120         --       1,605       9,094        257        1,605       9,351      10,956        84
Orlando, Florida:
 Camden Springs..      1986       1998
 Cameron
  Promenade......      (c)        1998
 Cameron Villas
  I..............      1982       1998
 Cameron Villas
  II.............      1981       1998
 Kingston
  Village........      1982       1998
 Wellington I....      1988       1998
 Wellington II...      (c)        1998

Phoenix, Arizona:
 Cochise at
  Arrowhead I
  (j)............   272         --       2,019         --      16,067        2,019      16,067      18,086       149
 Cochise at
  Arrowhead II
  (j)............   200         --       1,601         --       7,298        1,601       7,298       8,899       (c)
 Foxfire.........   188         --       1,055       5,976        605        1,055       6,581       7,636       839
 Miralago I......   496      18,720      2,743         --      22,331        2,743      22,331      25,074     1,651
 Moorings at Mesa
  Cove...........   406         --       3,261      13,045      1,530        3,261      14,575      17,836     2,250
 Peaks at Papago
  Park...........   768         --       5,131      23,408      8,741        5,131      32,149      37,280     3,936
 Pelican Bay
  Club...........   472         --       2,797      11,188      2,215        2,797      13,403      16,200     1,756
 Ridge, The......   380         --       1,852      10,492        965        1,852      11,457      13,309     1,561
 San Marbeya.....   404         --       3,675          93     17,396        3,675      17,489      21,164         4
 San Marquis
  North..........   208         --       1,215         --       9,737        1,215       9,737      10,952     1,156
 San Marquis
  South..........   264         --       2,312         --      11,336        2,312      11,336      13,648     1,629
 San Palmera (j).   412         --       3,515         --      21,878        3,515      21,878      25,393     1,638
 San Valiente I
  (j)............   376         --       3,062         --      19,221        3,062      19,221      22,283     1,420
 San Valiente II
  (j)............   228         --       1,647         --      11,103        1,647      11,103      12,750         1
 Scottsdale
  Greens.........   644      23,465      3,489      19,774      7,008        3,489      26,782      30,271     3,583
 Superstition
  Park...........   376         --       2,340       9,362      1,447        2,340      10,809      13,149     1,648
Phoenix, Arizona:
 Cochise at
  Arrowhead I
  (j)............      (c)        1995
 Cochise at
  Arrowhead II
  (j)............      (c)        1995
 Foxfire.........      1985       1994
 Miralago I......      1997       1995
 Moorings at Mesa
  Cove...........      1985       1992
 Peaks at Papago
  Park...........      (k)        (k)
 Pelican Bay
  Club...........      1985       1993
 Ridge, The......      1987       1993
 San Marbeya.....      (c)        1997
 San Marquis
  North..........      1994       1993
 San Marquis
  South..........      1994       1993
 San Palmera (j).      1997       1995
 San Valiente I
  (j)............      1997       1995
 San Valiente II
  (j)............      (c)        1995
 Scottsdale
  Greens.........      1980       1994
 Superstition
  Park...........      1985       1992

Portland, Oregon:
 Arbor Heights...   348         --       2,669                 20,631        2,669      20,631      23,300       799
 Brighton........   233         --       1,675       9,532      1,335        1,675      10,867      12,542       678
Portland, Oregon:
 Arbor Heights...      1998       1996
 Brighton........      1985       1996

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                         Initial Cost to       Costs     Gross Amount at Which Carried at
                                            Archstone       Capitalized         December 31, 1998
                                      --------------------- Subsequent  ----------------------------------
                                               Buildings &      to                 Buildings &             Accumulated
                   Units Encumbrances   Land   Improvements Acquisition    Land    Improvements   Totals   Depreciation
                   ----- ------------ -------- ------------ ----------- ---------- ------------ ---------- ------------
Apartment
 Communities
 (continued):
Portland, Oregon
 (continued):
 Cambridge
  Crossing.......   250    $    --    $  2,260   $   --     $   13,453  $    2,260  $   13,453  $   15,713   $   706
 Hedges Creek....   408         --       3,758       162        23,503       3,758      23,665      27,423       100
 Preston's
  Crossing.......   228         --         851                  12,209         851      12,209      13,060     1,034
 Riverwood
  Heights........   240         --       1,479     8,410           665       1,479       9,075      10,554       900
 Squire's Court..   235         --       1,630     9,249           595       1,630       9,844      11,474       967
 Timberline......   130         --       1,058     5,995           530       1,058       6,525       7,583       482
                   Construction   Year
                       Year     Acquired
                   ------------ --------
Apartment
 Communities
 (continued):
Portland, Oregon
 (continued):
 Cambridge
  Crossing.......      1998       1996
 Hedges Creek....      (c)        1997
 Preston's
  Crossing.......      1996       1995
 Riverwood
  Heights........      1990       1995
 Squire's Court..      1989       1995
 Timberline......      1990       1996

Raleigh, North
 Carolina:
 52 Magnolia.....   228      11,765      2,732    15,482           127       2,732      15,609      18,341       324
 Archstone at
  Preston........   388         --         882     4,996         6,679         882      11,675      12,557       (c)
 Cameron at Six
  Forks..........   172         --       1,417     8,027            98       1,417       8,125       9,542       172
 Cameron at
  Southpoint.....   288         --       1,719     9,741         7,375       1,719      17,116      18,835        24
 Cameron Brooke..   228         --       2,031    11,508           179       2,031      11,687      13,718       372
 Cameron Green...   320         --       2,532    14,347             4       2,532      14,351      16,883       302
 Cameron Lake I..   196         --       1,539     8,722             9       1,539       8,731      10,270       185
 Cameron Lake II.   172         --       1,606     9,098            73       1,606       9,171      10,777       192
 Cameron Ridge...   228         --       1,694     9,599            50       1,694       9,649      11,343       203
 Cameron Square..   268         --       2,575    14,590            32       2,575      14,622      17,197       307
 Cameron Woods...   328         --       2,107    11,940         6,854       2,107      18,794      20,901        48
 Conifer Glen....   186         --       2,204    12,511            27       2,204      12,538      14,742       168
 Cornerstone.....   302         --       3,748    21,239           105       3,748      21,344      25,092       443
 Falls at
  Duraleigh, The.   396         --       2,614    14,819            59       2,614      14,878      17,492        63
 Poplar Place....   230         --       2,189    12,407           556       2,189      12,963      15,152       270
 Waterford
  Forest.........   384         --       3,791    21,480            38       3,791      21,518      25,309       539
 Waterford Point.   336      14,560      3,136    17,772            17       3,136      17,789      20,925       497
Raleigh, North
 Carolina:
 52 Magnolia.....      1995       1998
 Archstone at
  Preston........      (c)        1998
 Cameron at Six
  Forks..........      1985       1998
 Cameron at
  Southpoint.....      (c)        1998
 Cameron Brooke..      1997       1998
 Cameron Green...      1986       1998
 Cameron Lake I..      1985       1998
 Cameron Lake II.      1982       1998
 Cameron Ridge...      1985       1998
 Cameron Square..      1987       1998
 Cameron Woods...      (c)        1998
 Conifer Glen....      1997       1998
 Cornerstone.....      1997       1998
 Falls at
  Duraleigh, The.      1987       1998
 Poplar Place....      1987       1998
 Waterford
  Forest.........      1997       1998
 Waterford Point.      1996       1998

Reno, Nevada:
 Enclave, The....   228         --       1,947       --         13,795       1,947      13,795      15,742       187
 Enclave II, The.   180         --       1,538       --          3,515       1,538       3,515       5,053       (c)
 Vista Ridge.....   324         --       2,002       --         19,308       2,002      19,308      21,310     1,412
Reno, Nevada:
 Enclave, The....      1998       1996
 Enclave II, The.      (c)        1996
 Vista Ridge.....      1997       1995

Richmond,
 Virginia:
 Archstone at
  Swift Creek I..   288         --         812     4,604         3,372         812       7,976       8,788       (c)
 Cameron at
  Gayton.........   220         --       1,905    10,796            11       1,905      10,807      12,712       228
 Cameron at
  Virginia
  Center.........   264         --       2,907    16,472         1,006       2,907      17,478      20,385       140
 Cameron at
  Virginia Center
  II.............    88         --         242     1,372         2,277         242       3,649       3,891       (c)
 Cameron at
  Wellesley......   340         --       3,376    19,132            33       3,376      19,165      22,541       410
 Cameron at
  Wyndham........   312         --       3,782    21,433           829       3,782      22,262      26,044       214
 Cameron Crossing
  I..............   280         --       3,245    18,391            92       3,245      18,483      21,728       518
 Cameron Crossing
  II.............   144         --       1,723     9,764           617       1,723      10,381      12,104       100
Richmond,
 Virginia:
 Archstone at
  Swift Creek I..      (c)        1998
 Cameron at
  Gayton.........      1987       1998
 Cameron at
  Virginia
  Center.........      (c)        1998
 Cameron at
  Virginia Center
  II.............      (c)        1998
 Cameron at
  Wellesley......      1989       1998
 Cameron at
  Wyndham........      (c)        1998
 Cameron Crossing
  I..............      1998       1998
 Cameron Crossing
  II.............      1998       1998

Salt Lake City,
 Utah
 Archstone River
  Oaks...........   448         --       5,400       213        13,434       5,400      13,647      19,047       (c)
 Brighton Place..   336         --       2,091    11,892         4,253       2,091      16,145      18,236     1,490
 Carrington
  Place..........   142       3,444      1,072     6,072           634       1,072       6,706       7,778       242
 Cherry Creek....   225       3,598      1,290     7,330           707       1,290       8,037       9,327       797
 Cloverland......   186       4,178      1,392     7,886         1,375       1,392       9,261      10,653       306
 Crossroads, The.   240       4,435      1,521     8,619           934       1,521       9,553      11,074       557
Salt Lake City,
 Utah
 Archstone River
  Oaks...........      (c)        1997
 Brighton Place..      1979       1995
 Carrington
  Place..........      1986       1997
 Cherry Creek....      1986       1995
 Cloverland......      1985       1997
 Crossroads, The.      1986       1996

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                         Initial Cost to                 Gross Amount at Which Carried at
                                            Archstone          Costs            December 31, 1998
                                      --------------------- Capitalized ----------------------------------
                                               Buildings &  Subsequent             Buildings &             Accumulated
                   Units Encumbrances   Land   Improvements Acquisition    Land    Improvements   Totals   Depreciation
                   ----- ------------ -------- ------------ ----------- ---------- ------------ ---------- ------------
Apartment
 Communities
 (continued):
Salt Lake City,
 Utah
 (continued):
 Fairstone at
  Riverview......   492    $   --     $  4,636  $     --    $   26,640  $    4,636  $   26,640  $   31,276   $ 1,026
 Fox Creek.......   186      4,240       1,172      6,641        1,245       1,172       7,886       9,058       427
 Greenpointe.....   224        --          923      5,050        2,614         923       7,664       8,587       641
 Mountain Shadow
  I..............   174        --          832      4,730        1,533         832       6,263       7,095       673
 Mountain Shadow
  II.............    88        --           95        --         4,218          95       4,218       4,313        45
 Raintree........   152        --          948      5,373          957         948       6,330       7,278       151
 Remington, The..   288     10,530       2,324        --        14,905       2,324      14,905      17,229     1,326
 Riverbend.......   200        --        1,357      7,692        1,451       1,357       9,143      10,500       219
                   Construction   Year
                       Year     Acquired
                   ------------ --------
Apartment
 Communities
 (continued):
Salt Lake City,
 Utah
 (continued):
 Fairstone at
  Riverview......      1998       1996
 Fox Creek.......      1985       1996
 Greenpointe.....       (l)        (l)
 Mountain Shadow
  I..............      1985       1995
 Mountain Shadow
  II.............      1996       1996
 Raintree........      1984       1998
 Remington, The..      1997       1995
 Riverbend.......      1985       1998

San Antonio,
 Texas:
 Applegate.......   344        --        1,455      8,248        1,160       1,455       9,408      10,863     1,269
 Austin Point....   328        --        1,728      9,725        1,515       1,728      11,240      12,968     1,510
 Camino Real.....   176        --        1,084      4,338        1,793       1,084       6,131       7,215       855
 Cobblestone
  Village........   184        --          786      3,120          891         786       4,011       4,797       935
 Contour Place...   126        --          456      1,829          588         456       2,417       2,873       609
 Crescent, The...   306        --        1,145        --        15,105       1,145      15,105      16,250     2,265
 Dymaxion........   190        --          683      3,740          482         683       4,222       4,905       473
 Marbach Park....   304        --        1,122      6,361        1,124       1,122       7,485       8,607     1,052
 Rancho Mirage...   254        --          724      2,971        1,697         724       4,668       5,392       640
 Stanford
  Heights........   276        --        1,631        --        11,893       1,631      11,893      13,524     1,335
 Sterling
  Heights........   224        --        1,644        --        10,661       1,644      10,661      12,305     1,213
 Villas of Castle
  Hills..........   163        --        1,037      4,148        1,075       1,037       5,223       6,260       717
 Villas of St.
  Tropez I.......   273        --        2,013      8,054        1,851       2,013       9,905      11,918     1,510
 Waters of
  Northern Hills.   305        --        1,251      7,105        1,338       1,251       8,443       9,694     1,080
San Antonio,
 Texas:
 Applegate.......      1983       1993
 Austin Point....      1982       1993
 Camino Real.....      1979       1993
 Cobblestone
  Village........      1984       1992
 Contour Place...      1984       1992
 Crescent, The...      1994       1992
 Dymaxion........      1984       1994
 Marbach Park....      1985       1993
 Rancho Mirage...      1974       1993
 Stanford
  Heights........      1996       1993
 Sterling
  Heights........      1995       1993
 Villas of Castle
  Hills..........      1971       1993
 Villas of St.
  Tropez I.......      1982       1992
 Waters of
  Northern Hills.      1982       1994

San Diego,
 California:
 Archstone Torrey
  Hills..........   340        --       10,400        659       10,705      10,400      11,364      21,764       (c)
 Camino Pointe
  Village........   150        --        1,549      8,780          607       1,549       9,387      10,936       154
 Carmel Del Mar..   232     14,685       3,802     21,546        1,719       3,802      23,265      27,067       460
 Club Pacifica...   264        --        2,141     12,132          975       2,141      13,107      15,248       943
 El Dorado Hills.   448        --        4,418     25,084        3,334       4,418      28,418      32,836     1,764
 La Jolla Point..   328     21,200       4,616     26,160        1,400       4,616      27,560      32,176     1,264
 Ocean Crest.....   300        --        2,369     13,427        1,414       2,369      14,841      17,210     1,086
 Palisades, The..   296        --        4,741     26,866          599       4,741      27,465      32,206     1,538
 Seascape........   208     15,115       2,659     15,066          570       2,659      15,636      18,295       212
San Diego,
 California:
 Archstone Torrey
  Hills..........       (c)       1997
 Camino Pointe
  Village........      1985       1998
 Carmel Del Mar..      1991       1998
 Club Pacifica...      1987       1996
 El Dorado Hills.      1983       1996
 La Jolla Point..      1986       1997
 Ocean Crest.....      1993       1996
 Palisades, The..      1991       1996
 Seascape........      1986       1998

San Francisco
 (Bay Area),
 California:
 Archstone
  Emerald Peak...   324        --        8,950        170       17,654       8,950      17,824      26,774       (c)
 Archstone
  Hacienda.......   540      5,256      18,696        668       11,091      18,696      11,759      30,455       (c)
 Archstone
  Monterey Grove.   224        --        4,451         13       15,980       4,451      15,993      20,444       (c)
 Ashton Place....   948     46,204       9,782     55,429       17,483       9,782      72,912      82,694     4,011
 Harborside......   148        --        3,213     18,210          360       3,213      18,570      21,783       989
 Los Padres......   245        --        4,579     25,946          749       4,579      26,695      31,274     1,188
 Marina Lakes....   468        --        5,952     33,728          846       5,952      34,574      40,526     1,702
 Redwood Shores..   304     24,280       5,608     31,778        2,132       5,608      33,910      39,518     1,992
 Reflections.....   496        --        7,820     44,311        1,488       7,820      45,799      53,619     2,351
 Sundance at
  Vallejo Ranch..   396        --        2,633     14,923        1,669       2,633      16,592      19,225     1,217
 Treat Commons...   510        --        5,788     32,802          968       5,788      33,770      39,558     2,694
San Francisco
 (Bay Area),
 California:
 Archstone
  Emerald Peak...       (c)       1997
 Archstone
  Hacienda.......       (c)       1997
 Archstone
  Monterey Grove.       (c)       1997
 Ashton Place....      1970       1996
 Harborside......      1989       1996
 Los Padres......      1988       1997
 Marina Lakes....      1991       1997
 Redwood Shores..      1986       1996
 Reflections.....      1988       1997
 Sundance at
  Vallejo Ranch..      1986       1996
 Treat Commons...      1988       1995

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                            Initial Cost to       Costs    Gross Amount at Which Carried at
                                               Archstone       Capitalized        December 31, 1998
                                         --------------------- Subsequent  --------------------------------
                                                  Buildings &      to               Buildings &             Accumulated
                     Units  Encumbrances   Land   Improvements Acquisition   Land   Improvements   Totals   Depreciation
                     ------ ------------ -------- ------------ ----------- -------- ------------ ---------- ------------
 Apartment
  Communities
  (continued):
 Seattle,
  Washington:
 Archstone
  Inglewood Hill..      230   $    --    $  2,463  $       68  $    8,484  $  2,463  $    8,552  $   11,015  $     (c)
 Archstone
  Northcreek......      524        --       5,750         261      15,709     5,750      15,970      21,720        (c)
 Cambrian, The....      422        --       6,231      35,309       1,194     6,231      36,503      42,734      1,556
 Canyon Creek.....      336     17,324      5,250         --       19,656     5,250      19,656      24,906      1,169
 Canyon Pointe....      250        --       3,121      17,684         821     3,121      18,505      21,626        307
 Fairwood Landing.      194      5,621      1,223       6,928         959     1,223       7,887       9,110        421
 Forestview.......      192        --       1,681         --       13,840     1,681      13,840      15,521        171
 Harbour Pointe...      230        --       2,027         --       13,112     2,027      13,112      15,139        579
 Logan's Ridge....      258        --       1,950      11,118       1,326     1,950      12,444      14,394      1,187
 Matanza Creek....      152        --       1,016       5,814         371     1,016       6,185       7,201        624
 Millwood Estates.      300        --       1,593       9,200         985     1,593      10,185      11,778      1,034
 Newport Crossing.      192        --       1,694       9,602         641     1,694      10,243      11,937        553
 Pebble Cove......      288     14,261      1,895         --       15,655     1,895      15,655      17,550      1,143
 Remington Park...      332        --       2,795      15,593       2,073     2,795      17,666      20,461      1,645
 Stonemeadow
  Farms...........      280        --       4,370         --       18,068     4,370      18,068      22,438         90
 Victorian
  Village.........      216      8,020      2,705      15,330       1,151     2,705      16,481      19,186        402
 Walden Pond......      316        --       2,033      11,535         686     2,033      12,221      14,254      1,203
 Waterford Place..      360        --       4,131      23,407         930     4,131      24,337      28,468        817
                     Construction   Year
                         Year     Acquired
                     ------------ --------
 Apartment
  Communities
  (continued):
 Seattle,
  Washington:
 Archstone
  Inglewood Hill..       (c)        1997
 Archstone
  Northcreek......       (c)        1998
 Cambrian, The....       1991       1997
 Canyon Creek.....       1997       1997
 Canyon Pointe....       1990       1997
 Fairwood Landing.       1982       1996
 Forestview.......       1998       1996
 Harbour Pointe...       1997       1996
 Logan's Ridge....       1987       1995
 Matanza Creek....       1991       1995
 Millwood Estates.       1987       1995
 Newport Crossing.       1990       1997
 Pebble Cove......       1996       1995
 Remington Park...       1990       1995
 Stonemeadow
  Farms...........       (c)        1997
 Victorian
  Village.........       1989       1998
 Walden Pond......       1990       1995
 Waterford Place..       1989       1997

 Tampa/St.
  Petersburg,
  Florida:
 Archstone Rocky
  Creek...........      264        --         511       2,896       1,548       511       4,444       4,955        (c)
 Camden Downs.....      250        --       2,102      11,910          53     2,102      11,963      14,065        254
 Cameron Bayshore.      328        --       2,035      11,530          85     2,035      11,615      13,650        244
 Cameron Lakes....      207        --       1,570       8,897          56     1,570       8,953      10,523        194
 Cameron Palm
  Harbor..........      168      5,622      1,293       7,325         116     1,293       7,441       8,734        158
 Country Place
  Village I.......       88      1,967        777       4,400          31       777       4,431       5,208         93
 Country Place
  Village II......      100        --         805       4,563         100       805       4,663       5,468         98
 Foxbridge on the
  Bay.............      358     10,109      1,988      11,263          92     1,988      11,355      13,343        245
 Tucson, Arizona:
  Tierra Antigua..      147        --         992       3,967         769       992       4,736       5,728        991
  Villa Caprice...      268        --       1,279       7,248         630     1,279       7,878       9,157      1,090
 Tampa/St.
  Petersburg,
  Florida:
 Archstone Rocky
  Creek...........       (c)        1998
 Camden Downs.....       1988       1998
 Cameron Bayshore.       1984       1998
 Cameron Lakes....       1986       1998
 Cameron Palm
  Harbor..........       1988       1998
 Country Place
  Village I.......       1982       1998
 Country Place
  Village II......       1983       1998
 Foxbridge on the
  Bay.............       1986       1998
 Tucson, Arizona:
  Tierra Antigua..       1979       1992
  Villa Caprice...       1972       1993

 Ventura County,
  California:
  Le Club.........      370     21,700      4,958      28,097       1,769     4,958      29,866      34,824      1,252
  Pelican Point...      400        --       4,365      24,735       1,835     4,365      26,570      30,935      1,047
 Ventura County,
  California:
  Le Club.........       1987       1997
  Pelican Point...       1985       1997

 Washington, D.C.
  Archstone
   Governor's
   Green..........      338        --       1,836      10,402       3,383     1,836      13,785      15,621        (c)
  Bellemeade
   Farms..........      316        --       3,250      18,416          43     3,250      18,459      21,709        165
  Camden at
   Kendall Ridge..      184        --       2,089      11,838          43     2,089      11,881      13,970        256
  Cameron at
   Milestone......      444        --       5,633      31,920          84     5,633      32,004      37,637        836
  Cameron at
   Saybrooke......      252        --       3,210      18,190          12     3,210      18,202      21,412        387
  Oaks at Fair
   Lakes..........      282     15,477      3,687      20,893           5     3,687      20,898      24,585        --
  Sheffield
   Forest.........      256        --       2,482      14,063          39     2,482      14,102      16,584        301
  West Springfield
   Terrace........      244        --       2,918      16,537         117     2,918      16,654      19,572        355
                     ------   --------   --------  ----------  ----------  --------  ----------  ----------  ---------
 Total Apartment
  Communities
  Operating and
  Under
  Construction....   81,461   $676,613   $701,705  $2,888,861  $1,138,375  $701,705  $4,027,236  $4,728,941  $ 201,753
                     ------   --------   --------  ----------  ----------  --------  ----------  ----------  ---------
 Washington, D.C.
  Archstone
   Governor's
   Green..........        (c)       1998
  Bellemeade
   Farms..........       1988       1998
  Camden at
   Kendall Ridge..       1990       1998
  Cameron at
   Milestone......       1997       1998
  Cameron at
   Saybrooke......       1990       1998
  Oaks at Fair
   Lakes..........       1988       1998
  Sheffield
   Forest.........       1987       1998
  West Springfield
   Terrace........       1978       1998
                     ------------ --------
 Total Apartment
  Communities
  Operating and
  Under
  Construction....

                          ARCHSTONE COMMUNITIES TRUST

                               December 31, 1998
                         (Dollar amounts in thousands)

                                         Initial Cost to       Costs    Gross Amount at Which Carried at
                                            Archstone       Capitalized        December 31, 1998
                                      --------------------- Subsequent  --------------------------------
                                               Buildings &      to               Buildings &             Accumulated  Construction
                  Units  Encumbrances   Land   Improvements Acquisition   Land   Improvements   Totals   Depreciation     Year
                  ------ ------------ -------- ------------ ----------- -------- ------------ ---------- ------------ ------------
Apartment
 Communities
 (continued):
Development
 Communities in
 Planning and
 Owned..........   3,398   $    --    $ 52,011  $    8,312  $    9,387  $ 52,011  $   17,699  $   69,710   $    --
                  ------   --------   --------  ----------  ----------  --------  ----------  ----------   --------
Other Land Held.     --         --      39,054         --        9,226    39,054       9,226      48,280        --
                  ------   --------   --------  ----------  ----------  --------  ----------  ----------   --------
Other Real
 Estate Assets..     --         --      12,861       1,935       8,074    12,861      10,009      22,870      4,042
                  ------   --------   --------  ----------  ----------  --------  ----------  ----------   --------
Total Real
 Estate Assets..  84,859   $676,613   $805,631  $2,899,108  $1,165,062  $805,631  $4,064,170  $4,869,801   $205,795
                  ======   ========   ========  ==========  ==========  ========  ==========  ==========   ========
                    Year
                  Acquired
                  --------
Apartment
 Communities
 (continued):
Development
 Communities in
 Planning and
 Owned..........
Other Land Held.
Other Real
 Estate Assets..
Total Real
 Estate Assets..

-------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) As of 12/31/98, community was under construction.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (208 units) was acquired in 1993 and Phase II (208) was developed in 1996.
(h) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(i) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978.
(j) Represents properties owned by third party developers that are subject to presale agreements to Archstone to acquire such properties. Archstone's investment as of December 31, 1998 represents development loans make by Archstone to such developers.
(k) Phase I & II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(l) Phase I (192 units) was acquired in 1995 and Phase II (32 units) was developed in 1997.

   The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                Year Ended December 31,
                                            ----------------------------------
             Carrying Amounts                  1998        1997        1996
             ----------------               ----------  ----------  ----------
Balance at January 1....................... $2,604,919  $2,153,363  $1,855,866
                                            ----------  ----------  ----------
Apartment Communities:
  Real estate assets acquired in the
   Atlantic Merger.........................  1,823,727         --          --
  Acquisition-related expenditures.........    285,806     391,234     386,852
  Redevelopment expenditures...............     57,171      43,187      21,663
  Recurring capital expenditures...........      9,464       8,762       7,992
  Development expenditures, excluding land
   acquisitions..                              378,161     205,619     187,396
  Acquisition and improvement of land for
   development.............................     67,248      75,196      76,301
  Dispositions.............................   (344,336)   (268,210)   (269,693)
  Provision for possible loss on
   investments.............................        --       (2,800)        --
                                            ----------  ----------  ----------
Net apartment community activity...........  2,277,241     452,988     410,511
                                            ----------  ----------  ----------
Other:
  Homestead development expenditures,
   including land Acquisitions.............        --          --       54,883
  Contribution of assets...................        --          --     (161,370)
  Dispositions.............................     (9,959)     (1,232)     (6,527)
  Provision for possible loss on
   investments.............................     (2,400)       (200)        --
                                            ----------  ----------  ----------
Net other activity.........................    (12,359)     (1,432)   (113,014)
                                            ----------  ----------  ----------
Balance at December 31..................... $4,869,801  $2,604,919  $2,153,363
                                            ==========  ==========  ==========

                                                      December 31,
                                            ----------------------------------
         Accumulated Depreciation              1998        1997        1996
         ------------------------           ----------  ----------  ----------
Balance at January 1....................... $  129,718  $   97,574  $   81,979
Depreciation for the year..................     96,337      52,893      44,887
Accumulated depreciation on real estate
 dispositions..............................    (20,260)    (20,749)    (22,653)
Contribution of assets.....................        --          --       (6,639)
                                            ----------  ----------  ----------
Balance at December 31..................... $  205,795  $  129,718  $   97,574
                                            ==========  ==========  ==========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

   We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a subsidiary accounted for under the equity method of accounting, in which the Trust has an investment in and advances to amounting to $229.9 million as of December 31, 1998 and a loss from unconsolidated subsidiary of $7.6 million in 1998. These statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for that entity is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
March 5, 1999

                                 PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             1998        1997
                        ------                          ----------  ----------
Real estate............................................ $3,657,500  $3,006,236
  Less accumulated depreciation........................    254,288     171,525
                                                        ----------  ----------
                                                         3,403,212   2,834,711
Investments in and advances to unconsolidated
 subsidiaries..........................................    733,863      86,139
Cash and cash equivalents..............................     63,140      25,009
Accounts receivable....................................     11,648      12,554
Other assets...........................................    118,866      75,540
                                                        ----------  ----------
    Total assets....................................... $4,330,729  $3,033,953
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $  344,300  $      --
  Short-term borrowings................................    150,000         --
  Senior unsecured debt................................  1,083,641     724,052
  Mortgage notes.......................................    184,964      87,937
  Assessment bonds.....................................     11,281      11,894
  Securitized debt.....................................     31,559      33,197
  Accounts payable and accrued expenses................    117,506      62,850
  Construction payable.................................     34,025      27,221
  Amount due to affiliate..............................        395       1,138
  Distributions payable................................     39,283      33,449
  Other liabilities....................................     26,112      22,174
                                                        ----------  ----------
    Total liabilities..................................  2,023,066   1,003,912
                                                        ----------  ----------
Commitments and contingencies
Minority interest......................................     51,295      53,304
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
   shares issued and outstanding at December 31, 1998
   and 1997; stated liquidation preference of $25.00
   per share...........................................    135,000     135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 7,537,600 shares issued and outstanding at
   December 31, 1998 and 8,000,300 shares issued and
   outstanding at December 31, 1997; stated liquidation
   preference of $25.00 per share......................    188,440     200,008
  Series C Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1998
   and 1997; stated liquidation preference of $50.00
   per share...........................................    100,000     100,000
  Series D Preferred Shares; $0.01 par value;
   10,000,000 shares issued and outstanding at December
   31, 1998; stated liquidation preference of $25.00
   per share...........................................    250,000         --
  Common shares of beneficial interest; $0.01 par
   value; 123,415,711 shares issued and outstanding at
   December 31, 1998 and 117,364,148 shares issued and
   outstanding at December 31, 1997....................      1,234       1,174
Additional paid-in capital.............................  1,907,232   1,773,465
Employee share purchase notes..........................    (25,247)    (27,186)
Accumulated other comprehensive income.................         23         (63)
Distributions in excess of net earnings................   (300,314)   (205,661)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,256,368   1,976,737
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $4,330,729  $3,033,953
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                  Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share data)

                                                      1998     1997      1996
                                                    -------- --------  --------
Income:
  Rental income...................................  $345,046 $284,533  $227,000
  Other real estate income........................    17,250   12,291     5,342
  Income from unconsolidated subsidiaries.........     2,755    3,278       --
  Foreign currency exchange gains (losses), net...     2,938     (348)      --
  Foreign currency hedge income (expense).........     2,054   (6,028)      --
  Interest........................................     2,752    2,392     1,121
                                                    -------- --------  --------
    Total income..................................   372,795  296,118   233,463
                                                    -------- --------  --------
Expenses:
  Rental expenses, net of recoveries of $57,415 in
   1998, $42,288 in 1997 and $30,469 in 1996 and
   including amounts paid to affiliate of $984 in
   1998 and $280 in 1997..........................    27,120   23,187    21,734
  Property management fees paid to affiliate, net
   of recoveries of $3,870 in 1997 and $3,208 in
   1996...........................................       --     3,821     4,940
  General and administrative, including amounts
   paid to affiliate of $1,992 in 1998 and $657 in
   1997...........................................    22,957    6,855     1,025
  REIT management fee paid to affiliate...........       --    17,791    21,472
  Depreciation and amortization...................   100,590   76,562    59,850
  Interest........................................    77,650   52,704    38,819
  Interest rate hedge expense.....................    26,050      --        --
  Costs incurred in acquiring management companies
   from affiliate.................................       --    75,376       --
  Other...........................................     7,983    3,891     2,913
                                                    -------- --------  --------
    Total expenses................................   262,350  260,187   150,753
                                                    -------- --------  --------
Earnings from operations..........................   110,445   35,931    82,710
Minority interest share in earnings...............     4,681    3,560     3,326
                                                    -------- --------  --------
Earnings before gain (loss) on disposition of real
 estate...........................................   105,764   32,371    79,384
Gain (loss) on disposition of real estate.........     5,565    7,378       (29)
                                                    -------- --------  --------
Net earnings......................................   111,329   39,749    79,355
Less preferred share dividends....................    49,098   35,318    25,895
                                                    -------- --------  --------
Net earnings attributable to Common Shares........    62,231    4,431    53,460
Other comprehensive income:
  Foreign currency translation adjustments........        86      (63)      --
                                                    -------- --------  --------
Comprehensive income..............................  $ 62,317 $  4,368  $ 53,460
                                                    ======== ========  ========
Weighted average Common Shares outstanding--Basic.   121,721  100,729    84,504
                                                    ======== ========  ========
Weighted average Common Shares outstanding--
 Diluted..........................................   122,028  100,869    84,511
                                                    ======== ========  ========
Per share net earnings attributable to Common
 Shares:
  Basic...........................................  $   0.51 $   0.04  $   0.63
                                                    ======== ========  ========
  Diluted.........................................  $   0.51 $   0.04  $   0.63
                                                    ======== ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1996, 1997 and 1998
                                (In thousands)

                                      Series A    Series B    Series C    Series D
                                      Preferred   Preferred   Preferred   Preferred
                    Common Shares     Shares at   Shares at   Shares at   Shares at              Employee   Accumulated
                  -----------------   Aggregate   Aggregate   Aggregate   Aggregate  Additional   Share        Other
                   Number     Par    Liquidation Liquidation Liquidation Liquidation  Paid-in    Purchase  Comprehensive
                  of Shares  Value   Preference  Preference  Preference  Preference   Capital     Notes       Income
                  --------- -------  ----------- ----------- ----------- ----------- ----------  --------  -------------
Balances at
December 31,
1995............    81,416  $ 814.1   $135,000    $    --     $    --     $    --    $1,059,142  $   --        $--
Sale of Common
Shares..........    12,218    122.5        --          --          --          --       209,824      --         --
Sale of
preferred
shares..........       --       --         --      201,250     100,000         --       (12,193)     --         --
Dividend
reinvestment and
share purchase
plan............        21      0.2        --          --          --          --           356      --         --
Common Shares
issued upon
exercise of
warrants........        22      0.2        --          --          --          --           218      --         --
Net earnings....       --       --         --          --          --          --           --       --         --
Preferred share
dividends paid..       --       --         --          --          --          --           --       --         --
Common Share
distributions
paid............       --       --         --          --          --          --           --       --         --
Common Share
distributions
accrued.........       --       --         --          --          --          --           --       --         --
                   -------  -------   --------    --------    --------    --------   ----------  -------       ----
Balances at
December 31,
1996............    93,677    937.0    135,000     201,250     100,000         --     1,257,347      --         --
Sale of Common
Shares..........    18,455    184.6        --          --          --          --       405,082      --         --
Common Shares
issued under
employee share
purchase plan        1,357     13.6        --          --          --          --        28,777  (27,345)       --
Common Shares
issued in
Merger, net of
costs...........     3,692     36.9        --          --          --          --        79,102      --         --
Dividend
reinvestment and
share purchase
plan............        20      0.2        --          --          --          --           429      --         --
Limited
partnership
units converted
to Common
Shares..........       105      1.0        --          --          --          --         1,587      --         --
Series B
Preferred Shares
converted to
Common Shares...        63      0.6        --       (1,242)        --          --         1,241      --         --
Principal
payments on
employee share
purchase notes..       --       --         --          --          --          --           --        64        --
Retirements of
employee share
purchase notes..        (5)    (0.1)       --          --          --          --          (100)      95        --
Net earnings....       --       --         --          --          --          --           --       --         --
Preferred share
dividends paid..       --       --         --          --          --          --           --       --         --
Common Share
distributions
paid............       --       --         --          --          --          --           --       --         --
Common Share
distributions
accrued.........       --       --         --          --          --          --           --       --         --
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....       --       --         --          --          --          --           --       --         (63)
                   -------  -------   --------    --------    --------    --------   ----------  -------       ----
Balances at
December 31,
1997............   117,364  1,173.8    135,000     200,008     100,000         --     1,773,465  (27,186)       (63)
                  Distributions     Total
                  In Excess of  Shareholders'
                  Net Earnings     Equity
                  ------------- -------------
Balances at
December 31,
1995............    $(58,765)    $1,136,191
Sale of Common
Shares..........         --         209,947
Sale of
preferred
shares..........         --         289,057
Dividend
reinvestment and
share purchase
plan............         --             356
Common Shares
issued upon
exercise of
warrants........         --             218
Net earnings....      79,355         79,355
Preferred share
dividends paid..     (25,895)       (25,895)
Common Share
distributions
paid............     (64,782)       (64,782)
Common Share
distributions
accrued.........     (25,058)       (25,058)
                  ------------- -------------
Balances at
December 31,
1996............     (95,145)     1,599,389
Sale of Common
Shares..........         --         405,267
Common Shares
issued under
employee share
purchase plan            --           1,445
Common Shares
issued in
Merger, net of
costs...........         --          79,139
Dividend
reinvestment and
share purchase
plan............         --             429
Limited
partnership
units converted
to Common
Shares..........         --           1,588
Series B
Preferred Shares
converted to
Common Shares...         --             --
Principal
payments on
employee share
purchase notes..         --              64
Retirements of
employee share
purchase notes..         --              (5)
Net earnings....      39,749         39,749
Preferred share
dividends paid..     (35,318)       (35,318)
Common Share
distributions
paid............     (81,498)       (81,498)
Common Share
distributions
accrued.........     (33,449)       (33,449)
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....         --             (63)
                  ------------- -------------
Balances at
December 31,
1997............    (205,661)     1,976,737

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                 Years Ended December 31, 1996, 1997 and 1998
                                (In thousands)

                                       Series A    Series B    Series C    Series D
                                       Preferred   Preferred   Preferred   Preferred
                    Common Shares      Shares at   Shares at   Shares at   Shares at              Employee   Accumulated
                  ------------------   Aggregate   Aggregate   Aggregate   Aggregate  Additional   Share        Other
                   Number     Par     Liquidation Liquidation Liquidation Liquidation  Paid-in    Purchase  Comprehensive
                  of Shares  Value    Preference  Preference  Preference  Preference   Capital     Notes       Income
                  --------- --------  ----------- ----------- ----------- ----------- ----------  --------  -------------
Sale of Common
Shares..........     5,494      54.9        --          --          --          --       130,279       --        --
Sale of
preferred
shares..........       --        --         --          --          --      250,000       (8,469)      --        --
Dividend
reinvestment and
share purchase
plan............        18       0.1        --          --          --          --           403       --        --
Common Shares
issued upon
exercise of
warrants........        12       0.1        --          --          --          --           118       --        --
Limited
partnership
units converted
to Common
Shares..........        20       0.2        --          --          --          --           302       --        --
Series B
Preferred Shares
converted to
Common Shares...       593       5.9        --      (11,568)        --          --        11,562       --        --
Principal
payments on
employee share
purchase notes..       --        --         --          --          --          --           --        143       --
Retirements of
employee share
purchase notes..       (85)     (0.8)       --          --          --          --        (2,039)    1,796       --
Issuance of
options to
subsidiaries....       --        --         --          --          --          --         1,333       --        --
Stock-based
compensation....       --        --         --          --          --          --           278       --        --
Net earnings....       --        --         --          --          --          --           --        --        --
Preferred share
dividends paid..       --        --         --          --          --          --           --        --        --
Common Share
distributions
paid............       --        --         --          --          --          --           --        --        --
Common Share
distributions
accrued.........       --        --         --          --          --          --           --        --        --
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....       --        --         --          --          --          --           --        --         86
                   -------  --------   --------    --------    --------    --------   ----------  --------       ---
Balances at
December 31,
1998............   123,416  $1,234.2   $135,000    $188,440    $100,000    $250,000   $1,907,232  $(25,247)      $23
                   =======  ========   ========    ========    ========    ========   ==========  ========       ===
                  Distributions     Total
                  In Excess of  Shareholders'
                  Net Earnings     Equity
                  ------------- -------------
Sale of Common
Shares..........          --        130,334
Sale of
preferred
shares..........          --        241,531
Dividend
reinvestment and
share purchase
plan............          --            403
Common Shares
issued upon
exercise of
warrants........          --            118
Limited
partnership
units converted
to Common
Shares..........          --            302
Series B
Preferred Shares
converted to
Common Shares...          --            --
Principal
payments on
employee share
purchase notes..          --            143
Retirements of
employee share
purchase notes..          --           (244)
Issuance of
options to
subsidiaries....          --          1,333
Stock-based
compensation....          --            278
Net earnings....      111,329       111,329
Preferred share
dividends paid..      (49,098)      (49,098)
Common Share
distributions
paid............     (117,601)     (117,601)
Common Share
distributions
accrued.........      (39,283)      (39,283)
Accumulated
other
comprehensive
income--foreign
currency
translation
adjustments.....          --             86
                  ------------- -------------
Balances at
December 31,
1998............    $(300,314)   $2,256,368
                  ============= =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                1998        1997       1996
                                             -----------  ---------  ---------
Operating activities:
 Net earnings............................... $   111,329  $  39,749  $  79,355
 Minority interest..........................       4,681      3,560      3,326
 Adjustments to reconcile net earnings to
  net cash provided by operating
  activities:
   Depreciation and amortization............     100,590     76,562     59,850
   (Gain) loss on disposition of real
    estate..................................      (5,565)    (7,378)        29
   Straight-lined rents.....................      (6,756)    (5,435)    (4,777)
   Amortization of deferred loan costs......       2,200      1,977      2,339
   Stock-based compensation.................         278        --         --
   (Income) loss from unconsolidated
    subsidiaries............................      11,108       (570)       --
   Foreign currency exchange (gains) losses,
    net.....................................      (3,227)       348        --
   Foreign currency hedge (income) expense..      (2,054)     6,028        --
   Interest rate hedge expense..............      26,050        --         --
   Costs incurred in acquiring management
    companies from affiliate................         --      75,376        --
 Increase in accounts receivable and other
  assets....................................     (36,156)   (24,390)   (10,166)
 Increase in accounts payable and accrued
  expenses..................................      32,580     21,464      2,531
 Increase in other liabilities..............       3,938      4,044      3,714
 Increase (decrease) in amount due to
  affiliate.................................        (743)     1,138        --
                                             -----------  ---------  ---------
     Net cash provided by operating
      activities............................     238,253    192,473    136,201
                                             -----------  ---------  ---------
Investing activities:
 Real estate investments....................    (695,764)  (601,577)  (657,873)
 Tenant improvements and lease commissions..     (12,757)   (15,539)   (14,806)
 Recurring capital expenditures.............      (8,038)    (5,523)    (2,851)
 Proceeds from dispositions of real estate..     109,336    137,147      9,652
 Investments in and advances to
  unconsolidated subsidiaries...............    (657,499)   (85,569)       --
                                             -----------  ---------  ---------
     Net cash used in investing activities..  (1,264,722)  (571,061)  (665,878)
                                             -----------  ---------  ---------
Financing activities:
 Proceeds from sale of Common Shares, net
  of expenses...............................     130,334    330,712    145,531
 Proceeds from sale of preferred shares,
  net of expenses...........................     241,531        --     289,057
 Net proceeds from sale of shares to
  affiliate.................................         --      75,000     64,416
 Proceeds from exercised warrants, dividend
  reinvestment and employee share purchase
  plan......................................         521        429        574
 Repurchase of Common Shares................        (244)        (5)       --
 Proceeds from issuance of senior unsecured
  debt......................................     374,463    199,772    199,632
 Proceeds from issuance of mortgage notes...      66,000        --         --
 Debt issuance and other transaction costs
  incurred..................................      (5,848)    (3,171)    (4,699)
 Payments on senior unsecured debt..........     (15,000)       --         --
 Distributions paid on Common Shares........    (151,050)  (106,556)   (85,340)
 Distributions paid to minority interest
  holders...................................      (6,409)    (5,665)    (5,237)
 Dividends paid on preferred shares.........     (49,098)   (35,318)   (25,895)
 Principal payments on employee share
  purchase notes............................         143         64        --
 Payments on derivative financial
  instruments...............................      (3,974)     1,894        --
 Proceeds from lines of credit and short-
  term borrowings...........................   1,569,225    530,991    411,200
 Payments on lines of credit and short-term
  borrowings................................  (1,074,925)  (569,591)  (453,600)
 Regularly scheduled principal payments on
  secured debt..............................      (5,658)    (4,925)    (3,738)
 Mortgage notes principal payments at
  maturity..................................      (5,411)   (14,804)   (19,689)
                                             -----------  ---------  ---------
     Net cash provided by financing
      activities............................   1,064,600    398,827    512,212
                                             -----------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents................................      38,131     20,239    (17,465)
Cash and cash equivalents, beginning of
 year.......................................      25,009      4,770     22,235
                                             -----------  ---------  ---------
Cash and cash equivalents, end of year...... $    63,140  $  25,009  $   4,770
                                             ===========  =========  =========
Noncash investing and financing activities:
 In conjunction with real estate acquired:
   Assumption of existing mortgage notes.... $    39,845  $  12,805  $  18,103
   Issuance of Common Shares................ $       --   $   1,000  $     --
 In conjunction with Merger (Note 8):
   Market value of Common Shares issued to
    affiliate............................... $       --   $  79,840  $     --
   Market value of tangible net assets
    acquired from affiliate................. $       --   $  (4,464) $     --
 Notes received for Common Shares issued
  under employee share purchase plan........ $       --   $  27,345  $     --
 Retirements of employee share purchase
  notes..................................... $    (1,796) $     (95) $     --
 Foreign currency translation adjustments... $       (86) $      63  $     --
 Conversion of limited partnership units
  into Common Shares........................ $       302  $   1,588  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

1. Description of Business:

 Business

   ProLogis Trust ("ProLogis"), formerly Security Capital Industrial Trust, a Maryland real estate investment trust ("REIT"), is a publicly held global owner and lessor of distribution facilities focused exclusively on meeting the distribution space needs of international, national, regional and local industrial real estate users through the ProLogis Operating System(TM). ProLogis engages in the acquisition, development, marketing, leasing and long-term ownership of industrial distribution facilities, and the development of master-planned distribution parks and corporate distribution facilities for its customers. ProLogis deploys capital in markets that ProLogis believes have excellent long-term growth prospects and where ProLogis believes it can achieve a strong market position through the acquisition and development of flexible facilities designed for both warehousing and light manufacturing uses. In addition, ProLogis has invested in a North American company and a European company, both of which operate refrigerated distribution facilities.

 Name Change

   The company changed its name to ProLogis Trust effective July 1, 1998. The name change is intended to create stronger name recognition among its customers as ProLogis expands globally. ProLogis recognized $1.7 million of expenses associated with the name change in 1998, which has been included with other expenses.

 Proposed Merger Transaction

   ProLogis has entered into an Agreement and Plan of Merger dated as of November 16, 1998, as amended, (the "Merger Agreement") with Meridian Industrial Trust, Inc. ("Meridian"), whereby Meridian would be merged with and into ProLogis (the "Merger"). Meridian is a publicly traded REIT that owns and leases industrial and refrigerated distribution facilities in the United States. The Merger Agreement, which must be approved by at least two-thirds of the holders of ProLogis common shares of beneficial interest, par value $0.01 per share ("Common Shares") and a majority of the holders of Meridian's common stock, provides that each share of Meridian common stock will be exchanged for
1.10 Common Shares. Meridian has approximately 34.2 million shares of common stock and common stock equivalents outstanding as of March 5, 1999. To the extent ProLogis' average price of Common Shares is less than $22.725 per share, as determined over a 15-day trading period selected at random from the 30 trading days ending five trading days prior to closing, ProLogis will contribute cash, not to exceed $2.00 per share. Additionally, ProLogis will assume Meridian's outstanding liabilities (approximately $613.2 million as of December 31, 1998) and will exchange a new share of ProLogis cumulative redeemable preferred shares with an 8.75% annual dividend rate ($2.1875 per share) for each outstanding share of Meridian Series D preferred stock (aggregate liquidation value of $50.0 million).

   The Joint Proxy Statement and Prospectus of ProLogis and Meridian was mailed to ProLogis' shareholders and Meridian's stockholders on March 2, 1999. ProLogis' shareholders and Meridian's stockholders will vote on the Merger at special meetings to be held on March 30, 1999.

2. Summary of Significant Accounting Policies:

 Principles of Financial Presentation

   The accounts of ProLogis, its subsidiaries and its majority-owned and controlled partnerships are consolidated in the accompanying financial statements. The effects of intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 1998 financial statement presentation.

                                PROLOGIS TRUST

   The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REIT Organization Status

   In January 1993, ProLogis, which has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, was formed as a Maryland real estate investment trust.

   REITs are not required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1998, 1997 and 1996, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly-owned subsidiaries. The foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized the applicable foreign country income taxes in its results of operations.

 Real Estate and Depreciation

   Real estate is carried at cost, which is not in excess of estimated fair market value. Costs directly associated with the successful acquisition, renovation or development of real estate are capitalized. Direct costs associated with unsuccessful acquisitions are expensed at the time the pursuit is abandoned.

   Depreciation is computed over the estimated useful lives of depreciable property on a straight-line basis: 10 years for tenant improvements, 30 years for acquired buildings and 40 years for buildings developed by ProLogis.

   Long-lived assets (primarily real estate) to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. ProLogis' management also periodically reviews long-lived assets (primarily real estate) to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss (based upon a comparison of discounted cash flows to ProLogis' carrying value) is recognized if necessary. In management's opinion, long-lived assets, including real estate assets, are not carried at amounts in excess of their estimated net realizable values.

   ProLogis acquired certain real estate through the formation of partnerships (as discussed in Note 6) wherein ProLogis contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for Common Shares. In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests as of the acquisition dates.

   ProLogis Development Services Incorporated ("ProLogis Development Services") develops corporate distribution facilities to meet customer requirements, which are subsequently sold to the customer or third parties. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development

                                PROLOGIS TRUST

Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. Accordingly, these loans are reflected as real estate investments in ProLogis' consolidated financial statements. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis. Accordingly, provisions for federal income taxes are recognized, as appropriate.

 Capitalization Policy

   Renovations and improvements are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.

   Management costs incurred for development (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized. Prior to April 1, 1998, ProLogis also capitalized direct and incremental management costs incurred in connection with the acquisition of operating facilities. In accordance with Emerging Issues Task Force Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which was effective on April 1, 1998, such costs are no longer capitalized.

   Costs capitalized to real estate are depreciated over the estimated useful lives of the real estate. Costs capitalized related to leasing activities are included with other assets and are amortized over the lease term. ProLogis' average lease term is between four and five years.

   ProLogis capitalizes interest costs incurred during the land development or construction period of qualifying projects.

 Unconsolidated Subsidiaries

   ProLogis' investments in the preferred stock of certain companies (excluding ProLogis Development Services) are accounted for under the equity method. Accordingly, these investments are recognized at ProLogis' cost as adjusted for ProLogis' proportionate share of the earnings or losses of the companies. ProLogis' proportionate share of the earnings or losses of these companies is recognized in total income.

 Cash and Cash Equivalents

   ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Costs of Raising Capital

   Costs incurred in connection with the issuance of shares are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets, and amortized over the term of the related loan or the renewal term.

 Minority Interest

   Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by ProLogis. Certain minority interests are carried at the pro rata share of the estimated fair value of the real estate contributed as of the acquisition dates, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of limited partnership units will be accounted for at the cost of the minority interest surrendered.

                                PROLOGIS TRUST

 Interest Rate Contracts

   ProLogis utilizes various interest rate contracts to hedge interest rate risk on anticipated debt offerings. To the extent the interest rate contracts are designated and effective as hedges of identified debt issuances which have a high probability of occurring, gains or losses resulting from changes in the market value of these contracts are deferred and amortized as a component of interest expense over the term of the related debt issuance. Management periodically evaluates the interest rate contracts in light of current market conditions. Should management determine that an interest rate contract can no longer be considered an effective hedge or if the occurrence of the anticipated debt issuance can no longer be considered a high probability, the interest rate contract will be marked to market value as of the end of the period and the associated income or expense will be recognized in net earnings.

 Foreign Currency Exchange Gains or Losses

   ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity.

   Foreign subsidiaries of ProLogis have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are remeasured at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Remeasurement gains and losses of such foreign subsidiaries are included in ProLogis' results of operations. ProLogis recognized a gain from remeasurement of $3,227,000 and a loss from remeasurement of $348,000 for the years ended December 31, 1998 and 1997, respectively. ProLogis did not have foreign subsidiaries in 1996.

   Transaction gains or losses occur when a transaction, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. Transaction gains and losses are included in ProLogis' results of operations. ProLogis recognized a net foreign currency exchange transaction loss of $289,000 for the year ended December 31, 1998. ProLogis did not incur transaction gains or losses in 1997 due to its limited foreign operations in that year. ProLogis had no foreign subsidiaries in 1996.

 Revenue Recognition

   ProLogis leases its operating facilities under operating leases and recognizes the total lease payments provided for under the leases on a straight-line basis over the lease term. A provision for possible loss is made when collection of receivables is considered doubtful.

   Gains or losses on the disposition of real estate are recorded when the recognition criteria set forth under GAAP have been met, generally at the time title is transferred and ProLogis has no future obligations under the contract.

 Rental Expenses

   Rental expenses include costs of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes, net of amounts recovered from tenants under the terms of the respective leases.

                                PROLOGIS TRUST

 Stock-Based Compensation

   ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, if the exercise price of the stock options issued equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized, however, certain pro forma earnings per share disclosures are required. See Note 11.

 Comprehensive Income

   ProLogis adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net earnings attributable to Common Shares and other comprehensive income.

   The adoption of this standard did not have a significant effect on the consolidated financial position, results of operations or financial statement disclosures of ProLogis. For the years ended December 31, 1998 and 1997, ProLogis had one item of other comprehensive income, the cumulative translation adjustments account. This account has been recognized as a component of shareholders' equity. ProLogis had no items of other comprehensive income in 1996. ProLogis' displays comprehensive income and its components in its consolidated statements of earnings and comprehensive income.

 Earnings Per Share

   SFAS No. 128, "Earnings Per Share" was adopted in 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that would result if securities or other contracts to issue Common Shares were exercised or converted to Common Shares or resulted in the issuance of Common Shares that then shared in earnings. The adoption of SFAS No. 128 did not result in the restatement of previously reported earnings per share. See Note 10.

 Segment Reporting

   ProLogis adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 provides standards for the reporting of financial information about a public enterprise's operating segments, as well as related disclosures about products and services, geographic locations and major customers. See Note 16.

 Recent Accounting Pronouncements

   In April 1998 Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. Beginning January 1, 1999, ProLogis will adopt SOP 98-5 and will expense all unamortized organizational and start-up costs, approximating $1.6 million, as a cumulative effect of a change in accounting principle in the first quarter of 1999.

   SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income. Management does not believe this standard will have a significant effect on ProLogis' consolidated financial position, results of operations or financial statement disclosures.

                                PROLOGIS TRUST

3. Real Estate

   Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                     December 31,
                                                 ---------------------------
                                                    1998             1997
                                                 ----------       ----------
      Operating facilities:
        Improved land........................... $  517,803(1)    $  420,019(1)
        Buildings and improvements..............  2,731,203(1)     2,233,585(1)
                                                 ----------       ----------
                                                  3,249,006        2,653,604
                                                 ----------       ----------
      Facilities under development (including
       cost of land)............................    209,670(2)(3)    180,268(2)
      Land held for development.................    180,796(4)       159,645(4)
      Capitalized preacquisition costs..........     18,028(5)        12,719(5)
                                                 ----------       ----------
          Total real estate.....................  3,657,500        3,006,236
      Less accumulated depreciation.............    254,288          171,525
                                                 ----------       ----------
          Net real estate....................... $3,403,212       $2,834,711
                                                 ==========       ==========

--------
(1) As of December 31, 1998 and 1997, ProLogis had 1,099 and 1,005 operating buildings, respectively, consisting of 104,540,000 and 90,843,000 square feet, respectively.
(2) Facilities under development consist of 55 buildings aggregating 8,022,000 square feet as of December 31, 1998 and 62 buildings aggregating 8,442,000 square feet as of December 31, 1997.
(3) In addition to the December 31, 1998 construction payable of $34.0 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $131.7 million.
(4) Land held for future development consisted of 1,673 acres as of December 31, 1998 and 1,702 acres as of December 31, 1997.
(5) Capitalized preacquisition costs include $2,199,000 and $3,644,000 of funds on deposit with title companies as of December 31, 1998 and 1997, respectively, for future acquisitions.

   ProLogis' operating facilities, facilities under development and land held for future development are located in the United States, Mexico and Europe as follows (percentage based upon total cost):

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1998   1997
                                                                   -----  -----
      United States............................................... 93.06% 97.92%
      Europe......................................................  4.66   1.10
      Mexico......................................................  2.28   0.98
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

   No individual market represents more than 10% of ProLogis' real estate assets.

 ProLogis Development Services

   The outstanding balances of development and mortgage loans made by ProLogis to ProLogis Development Services for the purchase of distribution facilities and land for distribution facility development aggregated $247.5 million and $184.8 million as of December 31, 1998 and 1997, respectively. The gains recognized on disposition of undepreciated property by ProLogis Development Services and the fees generated by ProLogis Development Services are reflected as other real estate income by ProLogis.

                                PROLOGIS TRUST

 Operating Lease Agreements

   ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 1998, minimum lease payments receivable on leases with lease periods greater than one year are as follows (in thousands):

             1999.......................... $  349,921
             2000..........................    297,911
             2001..........................    234,219
             2002..........................    176,005
             2003..........................    121,663
             Thereafter....................    279,075
                                            ----------
                                            $1,458,794
                                            ==========

4. Unconsolidated Subsidiaries:

   Investments in and advances to unconsolidated subsidiaries are as follows (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                  1998    1997
                                                                -------- -------
      Insight.................................................  $  1,520 $   500
                                                                -------- -------
      ProLogis Logistics:
        Investment (1)........................................    13,241   7,404
        Note receivable.......................................   128,634  75,207
        Accrued interest and other receivables................     9,146   3,028
                                                                -------- -------
                                                                 151,021  85,639
                                                                -------- -------
      Frigoscandia S.A.:
        Investment (1)........................................     2,900     --
        Note receivable from Frigoscandia S.A.................    85,148     --
        Note receivable from Frigoscandia Holding AB..........    91,519     --
        Mortgage note receivable from Frigoscandia Limited UK.    30,000     --
        Accrued interest and other receivables................    11,998     --
                                                                -------- -------
                                                                 221,565     --
                                                                -------- -------
      Kingspark S.A.:
        Investment (1)........................................    22,413     --
        Note receivable from Kingspark S.A....................   111,744     --
        Note receivable from ProLogis Kingspark...............    34,391     --
        Mortgage note receivable from ProLogis Kingspark......    52,371     --
        Accrued interest and other receivables................     3,850     --
                                                                -------- -------
                                                                 224,769     --
                                                                -------- -------
      Garonor Holdings:
        Investment (1)........................................     5,508     --
        Note receivable.......................................   129,395     --
        Accrued interest receivable...........................        85     --
                                                                -------- -------
                                                                 134,988     --
                                                                -------- -------
      Total...................................................  $733,863 $86,139
                                                                ======== =======

                                PROLOGIS TRUST

--------
(1) Investment represents ProLogis' investment in the preferred stock of the respective companies as adjusted for ProLogis' share of each company's net earnings or loss.

 Insight

   ProLogis Development Services has a 23.1% ownership interest in Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company. ProLogis Development Services invested an additional $500,000 in Insight on January 2, 1999 and is committed to investing an additional $500,000 through July 1, 1999, which would bring its ownership interest to 33.3%. This investment is accounted for under the equity method. ProLogis recognized $19,700 of income from its investment in Insight for the year ended December 31, 1998. Prior to July 1, 1998, this investment was accounted for under the cost method.

 ProLogis Logistics

   ProLogis owns 100% of the preferred stock of ProLogis Logistics Services Incorporated ("ProLogis Logistics"). ProLogis Logistics owns 100% of the membership interests of a refrigerated distribution company operating in the United States and Canada, CS Integrated LLC ("CSI"). Prior to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. As of December 31, 1998, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics. As of December 31, 1998, CSI owned or operated refrigerated distribution facilities aggregating 114.1 million cubic feet.

   The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes substantially all economic benefits of ProLogis Logistics and its subsidiaries.

   As of December 31, 1998, ProLogis had a $128.6 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8% per annum (reduced from 10% on November 1, 1998) and matures on April 24, 2002. Interest payments on the note are due annually.

   ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI) from its investment in ProLogis Logistics of $7.3 million and $3.3 million for the years ended December 31, 1998 and 1997, respectively.

 Frigoscandia S.A.

   On January 16, 1998, ProLogis invested in 100% of the preferred stock of Frigoscandia S.A., a Luxembourg company, which acquired on that date a refrigerated distribution company headquartered in Sweden, Frigoscandia AB. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of December 31, 1998, Frigoscandia AB, which operates in nine European countries, owned or leased
192.0 million cubic feet of refrigerated distribution facilities. As of December 31, 1998, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. Prior to September 30, 1998, the common stock of Frigoscandia S.A. was owned by Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder. On that date, the common stock of Frigoscandia S.A. was contributed to a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes substantially all economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

   As of December 31, 1998, ProLogis had a $91.5 million note receivable from Frigoscandia Holding AB and an $85.1 million note receivable from Frigoscandia S.A. These unsecured notes bear interest at 5% per

                                PROLOGIS TRUST
annum (reduced from 8% on November 1, 1998) and are due on demand ($80.0 million of the note receivable from Frigoscandia S.A. is due on July 15,
2008). Additionally, as of December 31, 1998, ProLogis had a $30.0 million mortgage note receivable from Frigoscandia Limited UK, a subsidiary of Frigoscandia AB. The mortgage note receivable, which provides for interest at 7% per annum (reduced from 8% on April 1, 1998) and matures on March 20, 2018, is secured by refrigerated distribution facilities.

   ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized a loss of $7.5 million for 1998 (including interest income on the mortgage note and notes receivable) from its investment in Frigoscandia S.A.

   Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $200 million as of December 31, 1998. The loan bears interest at each currency's LIBOR rate plus 0.55%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

 Kingspark S.A.

   On August 14, 1998, ProLogis invested in 100% of the preferred stock of Kingspark Holding S.A. ("Kingspark S.A."), a Luxembourg company, that acquired on that date an industrial real estate development company, Kingspark Group Holdings Limited ("ProLogis Kingspark"), operating in the United Kingdom. As of December 31, 1998, ProLogis Kingspark had 0.4 million square feet of operating facilities, 0.4 million square feet of facilities under development and 0.2 million square feet of facilities being developed under construction management agreements. Additionally, as of December 31, 1998, ProLogis Kingspark owned 554 acres and controlled 1,489 acres of land through letters of intent or contingent contracts for future development of 35.8 million square feet of distribution facilities. As of December 31, 1998, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is currently owned by Security Capital. However, Security Capital has indicated that it plans to sell or contribute the common stock to a limited liability company. ProLogis recognizes substantially all economic benefits of the activities of Kingspark S.A. and its subsidiaries.

   As of December 31, 1998, ProLogis had a $111.7 million note receivable from Kingspark S.A. and a $34.4 million note receivable from ProLogis Kingspark. These unsecured notes bear interest at 8% per annum and are due on demand. The interest rate on the note receivable from Kingspark S.A. was reduced to 5% per annum effective January 1, 1999. Also, as of December 31, 1998, ProLogis had a $52.4 million mortgage note receivable from ProLogis Kingspark which bears interest at 8% per annum and is secured by certain land parcels.

   ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized $2.9 million of income in 1998 (including interest income on the mortgage note and notes receivable) from its investment in Kingspark S.A.

   Subsequent to December 31, 1998, ProLogis Kingspark entered into a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million British pounds (approximately $16.6 million as of December 31, 1998), has been guaranteed by ProLogis.

 Garonor Holdings

   On December 29, 1998, ProLogis invested in 100% of the preferred stock of Garonor Holdings S.A. ("Garonor Holdings"), a Luxembourg company, that acquired on that date in excess of 99% of the voting stock of Garonor S.A. As of December 31, 1998, ProLogis had invested $5.6 million in the preferred stock of Garonor

                                PROLOGIS TRUST

Holdings. Garonor S.A. owns and leases approximately 5.25 million square feet of industrial distribution facilities located in France. Garonor Holdings is in the process of acquiring the remaining voting stock of Garonor S.A.

   The common stock of Garonor Holdings is owned by Security Capital. Security Capital can require ProLogis to purchase the Garonor Holdings' common stock held by Security Capital beginning January 1, 2000. ProLogis recognizes substantially all of the economic benefits of Garonor Holdings and its subsidiaries.

   ProLogis accounts for this investment under the equity method. Should Garonor Holdings acquire 100% of the voting stock of Garonor S.A., it is anticipated that the ownership of Garonor Holdings will be restructured such that ProLogis would become the sole owner and Garonor Holdings, as a wholly-owned subsidiary of ProLogis, would be consolidated with the accounts of ProLogis. ProLogis recognized income of $6,000 from its investment in Garonor Holdings in 1998.

   As of December 31, 1998, ProLogis had a $129.4 million note receivable from Garonor Holdings. The note is unsecured, bears interest at 8.0% per annum and is due on demand. Interest payments on the note are due annually.

   In connection with the acquisition of Garonor S.A., Garonor Holdings obtained two credit facilities from a French bank. One facility is in the amount of 200.0 million French francs ($35.6 million as of December 31, 1998) and is guaranteed by ProLogis. ProLogis has guaranteed an additional 10.0 million French francs ($1.8 million as of December 31, 1998), which approximates the annual interest to be charged on the facility. The second facility, in the amount of 870.0 million French francs (of which 770.0 million French francs was outstanding as of December 31, 1998), is secured by the real estate owned by Garonor S.A. ProLogis has guaranteed 50.0 million French francs of the amount outstanding as of December 31, 1998 ($8.9 million as of December 31, 1998). Garonor has the ability to borrow an additional 100.0 million French francs under this facility of which ProLogis will guarantee
50.0 million French francs. The total guaranty of 100.0 million French francs can be reduced as Garonor S.A. meets certain operating covenants.

 Summarized Financial Information

   Summarized financial information for ProLogis' unconsolidated subsidiaries as of and for the year ended December 31, 1998 is presented below (in millions of U.S. dollars).

                                 ProLogis    Frigoscandia  Kingspark       Garonor
                               Logistics (1)   S.A. (2)    S.A. (3)      Holdings (4)
                               ------------- ------------  ---------     ------------
      Total assets............    $272.1        $613.6      $297.4          $380.0
      Total liabilities (5)...    $258.7        $606.7      $272.0          $374.3
      Minority interest.......    $  --         $  2.0      $  --           $  --
      Shareholders' equity....    $ 13.4        $  4.9      $ 25.4          $  5.7
      Revenues................    $134.5        $399.1      $  7.6          $  0.2
      Adjusted EBITDA (6).....    $ 22.9        $ 55.0      $  5.8          $  0.2
      Net earnings (loss) (7)
       (8)....................    $  4.6        $(27.0)(9)  $ (1.6)(10)     $  --

--------
(1) On June 15, 1998, additional refrigerated distribution facilities were acquired at a cost of $61.3 million.
(2) Frigoscandia S.A. was acquired on January 16, 1998.
(3) Kingspark S.A. was acquired on August 14, 1998.
(4) Garonor Holdings was acquired on December 29, 1998.
(5) Includes amounts due to ProLogis of $137.8 million from ProLogis Logistics, $218.7 million from Frigoscandia S.A., $202.4 million from Kingspark S.A. and $129.5 million from Garonor Holdings.

                                PROLOGIS TRUST

(6) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization and adjustments from the remeasurement of intercompany and other debt based on current foreign currency exchange rates.
(7) ProLogis' share of the net earnings (loss) and interest income recognized by ProLogis on intercompany notes and mortgage notes receivable are recognized in the Statements of Earnings and Comprehensive Income as "Income (loss) from Unconsolidated Subsidiaries".
(8) Net earnings (loss) of each company includes interest expense on intercompany notes and mortgage notes payable.
(9) Includes a net loss of $13.3 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of December 31, 1998.
(10) Includes a net loss of $0.9 million from the remeasurement of intercompany debt based on foreign currency exchange rates in effect as of December 31, 1998.

5. Borrowings:

 Lines of Credit

   ProLogis has a credit agreement with NationsBank, N.A. ("NationsBank") as agent for a bank group that provides for a $350.0 million unsecured revolving line of credit. Borrowings bear interest at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 0.75% based upon ProLogis' current senior debt ratings. The prime rate was 7.75% and the 30-day LIBOR rate was 5.0641% as of December 31, 1998. Additionally, the credit agreement provides for a commitment fee of 0.15% per annum of the unused line of credit balance. Under a competitive bid option contained in the credit agreement, ProLogis may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions. This option is available on up to $100.0 million of borrowings. The line of credit matures on May 1, 2000 and may be extended annually for an additional year with the approval of NationsBank and the other participating lenders. ProLogis was in compliance with all covenants contained in the credit agreement as of December 31, 1998. As of December 31, 1998, $329.0 million of borrowings were outstanding on the line of credit.

   In addition, ProLogis has a $25.0 million short-term unsecured discretionary line of credit with NationsBank that matures on October 1, 1999. By agreement between ProLogis and NationsBank, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were $15.3 million of borrowings outstanding on the line of credit as of December 31, 1998.

   A summary of ProLogis' lines of credit borrowings is as follows (dollar amounts in thousands):

                                                      Year Ended December
                                                           31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
      Weighted average daily interest rate.......      6.46%     6.75%     7.02%
      Borrowings outstanding at December 31......  $344,300  $    --   $ 38,600
      Weighted average daily borrowings..........  $174,901  $ 56,938  $ 44,268
      Maximum borrowings outstanding at any month
       end.......................................  $344,300  $143,800  $124,200
      Total lines of credit at December 31.......  $375,000  $375,000  $350,000

 Short-term Borrowings

   ProLogis has a credit agreement with NationsBank that provides for a short-term loan of $150.0 million. The credit agreement expires on May 1, 1999. Borrowings bear interest at LIBOR plus 1.00% and are subject to the covenants contained in the $350.0 million unsecured credit agreement with NationsBank. As of December 31, 1998, ProLogis was in compliance with all such covenants.

                                PROLOGIS TRUST

 Senior Unsecured Debt

   ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                   Principal        Principal
      Date of      Original  Coupon Maturity    Outstanding at       Payment
      Issuance    Principal   Rate    Date   December 31, 1998 (1) Requirement
      --------    ---------  ------ -------- --------------------- -----------
      May 16,
       1995       $   17,500 7.250% 05/15/00      $   17,478           (2)
      May 16,
       1995           17,500 7.300% 05/15/01          17,462           (2)
      May 17,
       1996           50,000 7.250% 05/15/02          49,975           (3)
      October 9,
       1998          125,000 7.000% 10/01/03         125,000           (2)
      July 20,
       1998          250,000 7.050% 07/15/06         249,493           (2)
      May 17,
       1996          100,000 7.950% 05/15/08          99,863           (4)
      March 2,
       1995          150,000 8.720% 03/01/09         150,000           (5)
      May 16,
       1995           75,000 7.875% 05/15/09          74,724           (6)
      February
       4, 1997       100,000 7.810% 02/01/15         100,000           (7)
      March 2,
       1995           50,000 9.340% 03/01/15          50,000           (8)
      May 17,
       1996           50,000 8.650% 05/15/16          49,866           (9)
      July 11,
       1997          100,000 7.625% 07/01/17          99,780           (2)
                  ----------                      ----------
                  $1,085,000                      $1,083,641
                  ==========                      ==========

--------
(1)Amounts are net of unamortized original issue discount.
(2)Principal due at maturity.
(3)Annual principal payments of $12.5 million from 5/15/99 to 5/15/02.
(4)Annual principal payments of $25.0 million from 5/15/05 to 5/15/08.
(5)Annual principal payments of $18.75 million from 3/1/02 to 3/1/09.
(6)Annual principal payments of $9.375 million from 5/15/02 to 5/15/09.
(7)Annual principal payments ranging from $10.0 million to $20.0 million from 2/1/10 to 2/1/15.
(8)Annual principal payments ranging from $5.0 million to $12.5 million from 3/1/10 to 3/1/15.
(9)Annual principal payments ranging from $5.0 million to $12.5 million from 5/15/10 to 5/15/16.

   The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement between ProLogis and State Street Bank and Trust Company, as trustee.

   Under the terms of the indenture agreement, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of December 31, 1998.

                                PROLOGIS TRUST

 Mortgage Notes, Assessment Bonds and Securitized Debt

   Mortgage notes, assessment bonds and securitized debt consisted of the following as of December 31, 1998 (in thousands):

                                                                        Balloon
                                                     Periodic           Payment
                                   Interest Maturity Payment  Principal  Due at
            Description            Rate (1)   Date     Date    Balance  Maturity
            -----------            -------- -------- -------- --------- --------
   Mortgage notes:
     Princeton Distribution
      Center.....................    9.250% 02/19/99    (2)   $     378  $  378
     Oxmoor Distribution Center
      #1.........................    8.390  04/01/99    (2)       3,924   3,895
     Oxmoor Distribution Center
      #2.........................    8.100  05/01/99    (2)       1,449   1,439
     Oxmoor Distribution Center
      #3.........................    8.100  05/01/99    (2)       1,439   1,426
     Peter Cooper Distribution
      Center #1..................   10.625  06/01/99    (2)       2,628   2,619
     Platte Valley Industrial
      Center #1..................    9.750  03/01/00    (2)         364     256
     West One Business Center #1.    8.250  09/01/00    (2)       4,420   4,252
     Tampa West Distribution
      Center #20.................    9.125  11/30/00    (3)         107     --
     Rio Grande Industrial Center
      #1.........................    8.875  09/01/01    (2)       3,055   2,544
     Titusville Industrial Center
      #1.........................   10.000  09/01/01    (2)       4,659   4,181
     Eigenbrodt Way Distribution
      Center #1..................    8.590  04/01/03    (2)       1,659   1,479
     Gateway Corporate Center
      #10........................    8.590  04/01/03    (2)       1,901   1,361
     Hayward Industrial Center I
      & II.......................    8.590  04/01/03    (2)      13,997  12,480
     Thornton Business Center
      #1--#4.....................    8.590  04/01/03    (2)       9,180   8,185
     Sullivan 75 Distribution
      Center #1..................    9.960  04/01/04    (2)       1,817   1,663
     Oceanie Distribution Center
      #1 and Epone Distribution
      Center #1..................    8.000  07/01/04    (3)       5,970     --
     Platte Valley Industrial
      Center #8..................    8.750  08/01/04    (2)       1,896   1,488
     Riverside Industrial Center
      #3.........................    8.750  08/01/04    (2)       1,489   1,170
     Riverside Industrial Center
      #4.........................    8.750  08/01/04    (2)       4,025   3,161
     West One Business Center #3.    9.000  09/01/04    (2)       4,399   3,847
     Raines Distribution Center..    9.500  01/01/05    (2)       6,264   5,902
     Societe Generale (4)........    5.700  12/01/06    (2)      23,244   8,940
     CIGNA (5)...................    7.080  03/01/07    (2)      66,000      (5)
     Vista Del Sol Industrial
      Center #1..................    9.680  08/01/07    (3)       2,625     --
     Vista Del Sol Industrial
      Center #3..................    9.680  08/01/07    (3)       1,111     --
     Earth City Industrial Center
      #3.........................    8.500  07/01/10    (3)       2,281     --
     GMAC Commercial Mortgage
      (6)........................    7.750  10/01/10    (3)       8,186     --
     Executive Park Distribution
      Center #3..................    8.190  03/01/11    (3)       1,108     --
     Platte Valley Industrial
      Center #9..................    8.100  04/01/17    (3)       3,330     --
     Platte Valley Industrial
      Center #4..................   10.100  11/01/21    (3)       2,059     --
                                                              ---------
                                                              $ 184,964
                                                              =========

                                PROLOGIS TRUST

                                                                        Balloon
                                                     Periodic           Payment
                                   Interest Maturity Payment  Principal  Due at
             Description           Rate (1)   Date     Date    Balance  Maturity
             -----------           -------- -------- -------- --------- --------
   Assessment bonds:
     City of Wilsonville..........   6.82%  08/19/04    (3)   $    129  $   --
     City of Kent.................   5.50   05/01/05    (3)         18      --
     City of Kent.................   7.85   06/20/05    (3)        104      --
     City of Portland.............   8.33   11/17/07    (3)          7      --
     City of Kent.................   7.98   05/20/09    (3)         64      --
     City of Fremont..............   7.00   03/01/11    (3)      9,890      --
     City of Las Vegas............   8.75   10/01/13    (3)        294      --
     City of Las Vegas............   8.75   10/01/13    (3)        289      --
     City of Las Vegas............   8.75   10/01/13    (3)        163      --
     City of Portland.............   7.25   11/07/15    (3)         99      --
     City of Portland.............   7.25   09/15/16    (3)        224      --
                                                              --------
                                                              $ 11,281
                                                              ========
   Securitized debt:
     Tranche A....................   7.74%  02/01/04    (2)   $ 23,462  $20,821
     Tranche B....................   9.94   02/01/04    (2)      8,097    7,215
                                                              --------
                                                              $ 31,559
                                                              ========

--------
(1) The weighted average interest rates for mortgage notes payable, assessment bonds payable and securitized debt in 1998 were 7.06%, 7.12% and 8.30%, respectively.
(2) Monthly amortization with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Mortgage debt is secured by Mitry-Mory #1, Isle d'Abeau Distribution Center #1 and Longjumeau Distribution Center #1 located in France.
(5) On December 23, 1998, ProLogis entered into a $150.0 million secured financing agreement with Connecticut General Life Insurance Company. On that date, $66.0 million was funded under the agreement and the remaining $84.0 million was funded on January 22, 1999. A payment of $134.4 million is due at maturity. Under the terms of the agreement, ProLogis pledged distribution facilities ($207.0 million undepreciated cost as of December 31, 1998) as collateral under the agreement.
(6) Mortgage debt is secured by Earth City Industrial Center #5, Westport Service Center #1 and #2, Westport Distribution Center #1, #2 and #3 and Hazelwood Distribution Center #1.

   Mortgage notes are secured by real estate with an aggregate undepreciated cost of $209.3 million as of December 31, 1998. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $242.4 million as of December 31, 1998. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $66.2 million as of December 31, 1998.

 Subsequent Events

   On February 22, 1999, ProLogis entered into a $182.0 million secured financing agreement with Teachers Insurance and Annuity Association of America. Of the total borrowings, $119.4 million was funded on February 22, 1999, $35.7 million was funded on March 5, 1999 and the remaining amount is expected to be funded before the end of May 1999. The loan bears interest at 7.20% and provides for monthly interest payments through

                                PROLOGIS TRUST

March 2002 and monthly principal and interest payments from April 2002 to March 2009, at which time the remaining balance will be due. ProLogis pledged distribution facilities with an undepreciated cost of $216.2 million as of December 31, 1998 as collateral under the agreement and will pledge additional distribution facilities upon completion of the final funding.

   On February 5, 1999, ProLogis received a commitment from Morgan Guaranty Trust Company of New York ("MGT") whereby MGT will lend $200.0 million to ProLogis. The loan, which will be secured by distribution facilities and will have a 25-year term, provides for interest only payments for the first six years and principal and interest payments thereafter with the remaining balance due at maturity. The loan bears interest at 7.58% per annum and is expected to be funded by the end of the first quarter of 1999.

 Long-term Debt Maturities

   Approximate principal payments due on senior unsecured debt, mortgage notes payable, assessment bonds payable, securitized debt and other secured debt during each of the years in the five-year period ending December 31, 2003 and thereafter are as follows (in thousands):

      1999.......................................................... $   27,581
      2000..........................................................     40,017
      2001..........................................................     43,771
      2002..........................................................     49,212
      2003..........................................................    184,930
      2004 and thereafter...........................................    967,293
                                                                     ----------
          Total principal due.......................................  1,312,804
      Less: Original issue discount.................................     (1,359)
                                                                     ----------
          Total carrying value...................................... $1,311,445
                                                                     ==========

 Interest Expense

   For 1998, 1997 and 1996, interest expense was $77.7 million, $52.7 million, and $38.8 million, respectively, which was net of capitalized interest of $19.2 million, $18.4 million and $16.1 million, respectively. Amortization of deferred loan costs included in interest expense was $2.2 million, $2.0 million and $2.3 million for 1998, 1997 and 1996, respectively. The total interest paid in cash on all outstanding debt was $83.2 million, $61.3 million and $50.7 million during 1998, 1997 and 1996, respectively.

6. Minority Interest:

   Minority interest represents the limited partners' interests in real estate partnerships controlled by ProLogis. With respect to each of the partnerships either ProLogis or a subsidiary of ProLogis is the sole general partner with all management powers over the business and affairs of the partnership. The limited partners of each partnership generally do not have the right to participate in or exercise management control over the business and affairs of the partnership. With respect to each partnership the general partner may not, without the written consent of all of the limited partners, take any action that would prevent such partnership from conducting its business, possess the property of the partnership, admit an additional partner or subject a limited partner to the liability of a general partner.

   ProLogis owns a 70.0% general partnership interest in Red Mountain Joint Venture, which owns a $3.8 million industrial distribution facility in Albuquerque, New Mexico. In addition to this joint venture, ProLogis is the controlling general partner in four partnerships. In each of these four partnerships, the limited partners are entitled to exchange partnership units for Common Shares on a one for one basis. Additionally, the limited

                                PROLOGIS TRUST
partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. These four partnerships are as follows:

  . ProLogis Limited Partnership-I, which owned approximately $208.2 million of industrial distribution facilities located primarily in the San Francisco Bay area as of December 31, 1998, was formed in December 1993. ProLogis had a 68.7% controlling general partnership interest and there were 4,520,532 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-II, which owned approximately $58.7 million of industrial distribution facilities located primarily in Austin, Charlotte, Dallas, Denver, El Paso and the San Francisco Bay area as of December 31, 1998, was formed in May 1994. ProLogis' initial 81.2% controlling general partnership interest has subsequently been increased to 97.8% (the ownership interest as of December 31, 1998) due to the conversion of limited partnership units into Common Shares. There were 90,213 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-III, which owned approximately $55.3 million of industrial distribution facilities located primarily in Tampa, Florida as of December 31, 1998, was formed in October 1994. ProLogis had a 50.4% controlling general partnership interest at formation, which has subsequently been increased to 86.9% (the ownership interest as of December 31, 1998) as the result of additional contributions by ProLogis and the conversion of limited partnership units into Common Shares. There were 389,900 limited partnership units outstanding as of December 31, 1998.

  . ProLogis Limited Partnership-IV, which owned approximately $86.0 million of industrial distribution facilities located primarily in Florida, Ohio, Oklahoma and Texas as of December 31, 1998, was formed in October 1994 through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of industrial distribution facilities from the limited partner. ProLogis' initial 96.4% controlling general partnership interest has been increased to 97.7% (the ownership interest as of December 31, 1998) as the result of additional contributions by ProLogis. There were 68,612 limited partnership units outstanding as of December 31, 1998.

   ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 1998, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis IV, Inc. of $1.4 million and ProLogis IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $1.4 million.

   For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the five partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

7. Shareholders' Equity:

 Shares Authorized

   As of December 31, 1998, 230,000,000 shares were authorized (increased from 180,000,000 shares on June 30, 1998 through a shareholder-approved amendment to ProLogis' Declaration of Trust). ProLogis' Board of Trustees (the "Board") may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

                                PROLOGIS TRUST

 Preferred Shares

   As of December 31, 1998, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding (Series A, C and D) and one series of cumulative convertible redeemable preferred shares of beneficial interest outstanding (Series B). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential distributions based upon each series' respective liquidation preference. Such distributions are payable quarterly in arrears on the last day of March, June, September and December, when, and if, declared by the Board, out of funds legally available for payment of distributions. After the respective redemption dates, each series can be redeemed for a cash redemption price which (other than the portion consisting of accrued and unpaid distributions) is payable solely out of the sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to payment of distributions, each series of preferred shares ranks on parity with ProLogis' other series of preferred shares.

   The Series B preferred shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B preferred share).

   ProLogis' preferred shares are summarized as follows:

                               Number of Shares    Stated             Equivalent Based  Optional
                               Outstanding as of Liquidation Dividend  on Liquidation  Redemption
                               December 31, 1998 Preference    Rate      Preference     Date (1)
                               ----------------- ----------- -------- ---------------- ----------
      Series A................     5,400,000       $25.00      9.40%  $2.35 per share   06/21/00
      Series B (2)............     7,537,600       $25.00      7.00%  $1.75 per share   02/21/01
      Series C................     2,000,000       $50.00      8.54%  $4.27 per share   11/13/26
      Series D................    10,000,000       $25.00      7.92%  $1.98 per share   04/13/03

--------
(1) After this date, the preferred shares can be redeemed at ProLogis' option.
(2) During 1998 and 1997, Series B preferred shares of 462,700 and 49,700, respectively, were converted into 593,181 and 63,720, respectively, Common Shares.

 Completed Common Equity Offerings

   From inception (June 14, 1991) through March 31, 1994, ProLogis raised capital through various private offerings of its Common Shares. A total of 36,714,533 shares were sold during this period at prices ranging from $10.00 to $11.50 per Common Share.

   On March 31, 1994, ProLogis completed an initial public offering of 3,260,870 Common Shares at a price of $11.50 per Common Share. After its initial public offering and through December 31, 1998, ProLogis sold an additional 76,989,752 Common Shares at prices ranging from $15.125 to $24.50 per Common Share, of which 4,000,000 Common Shares were sold on March 18, 1998 and 1,493,878 Common Shares were sold on April 29, 1998. The sales in 1998 were made through underwritten public offerings and generated proceeds, net of underwriting discounts and offering costs of $95.6 million and $34.7 million, respectively. In total, ProLogis has raised approximately $1.84 billion in net proceeds from private and public offerings of its Common Shares since its inception.

 Shelf Registration

   On May 15, 1998, ProLogis filed an $800.0 million shelf registration statement with the Securities and Exchange Commission, which was declared effective on May 29, 1998. This shelf registration supplemented an

                                PROLOGIS TRUST
existing shelf registration with a remaining balance of $183.0 million. As a result of this filing, ProLogis can issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis, subject to ProLogis' ability to effect offerings on satisfactory terms. As of March 5, 1999, ProLogis had $608.0 million of shelf-registered securities available for issuance.

 Ownership Restrictions and Significant Shareholder

   For ProLogis to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding shares of stock may be owned by five or fewer individuals at any time during the last half of ProLogis' taxable year. Therefore, ProLogis' Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ProLogis' outstanding shares by a single person, or persons acting as a group, to 9.8% of ProLogis' outstanding shares. This provision assists ProLogis in protecting and preserving its REIT status and protects the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares.

   Shares owned by a person or group of persons in excess of these limits are subject to redemption by ProLogis. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of ProLogis as a REIT for federal income tax purposes will not be jeopardized or the disqualification of ProLogis as a REIT is advantageous to the shareholders.

   The Board has exempted Security Capital from the ownership restrictions described above. Security Capital owned 40.4% of the outstanding Common Shares as of December 31, 1998. For tax purposes, Security Capital's ownership is attributed to its shareholders.

 Dividend Reinvestment and Share Purchase Plan

   In March 1995, ProLogis adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allows holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The 1995 Plan also allows participating common shareholders to purchase a limited number of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared.

 Shareholder Purchase Rights

   On December 7, 1993, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on December 31, 1993. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $40.00 per one-hundredth of a Participating Preferred Share, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group (other than certain affiliates of ProLogis) acquires 20% or more of the Common Shares or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 20% or more of the Common Shares (other than certain affiliates of ProLogis), each Right will entitle the holder to purchase, at the Right's then-current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of ProLogis pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then-current exercise price, a number of the acquiring

                                PROLOGIS TRUST
company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire on December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

8. 1997 Merger Transaction:

   On September 8, 1997, ProLogis' shareholders approved an agreement with Security Capital to exchange Security Capital's REIT management and property management companies for 3,692,023 Common Shares (the "1997 Merger"). As a result, ProLogis became an internally managed REIT on September 9, 1997 with Security Capital remaining as ProLogis' largest shareholder. The $81.9 million value of the management companies was approved by the independent members of the Board and a fairness opinion was obtained from a third party financial advisor. The number of Common Shares issued to Security Capital was based on the average market price of the Common Shares ($22.175) over the five-day period prior to the August 6, 1997 record date for determining the ProLogis shareholders entitled to vote on the 1997 Merger. The market value of the Common Shares issued to Security Capital on September 9, 1997 was $79.8 million, of which $4.4 million was allocated to the net tangible assets acquired and the $75.4 million difference was accounted for as the cost incurred in acquiring the management companies. Because the management companies did not have significant operations other than the management of ProLogis and ProLogis' assets, the transaction did not qualify as the acquisition of a business for purposes of applying APB Opinion No. 16, "Business Combinations". Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was charged to operating income rather than capitalized as goodwill.

   As a result of the 1997 Merger, ProLogis terminated its REIT management and property management agreements. All employees of the management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the corporate entity are recorded as general and administrative expenses.

   Also on September 8, 1997, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"). Under the ASA, Security Capital provides ProLogis with certain administrative and other services as determined by ProLogis. Fees payable to Security Capital under the ASA are equal to Security Capital's cost of providing such services, plus an overhead factor of 20%, subject to a maximum amount of approximately $7.1 million during the initial term of the agreement, which expired on December 31, 1998. From September 8, 1997 through December 31, 1997, and for the year ended December 31, 1998, ProLogis' actual fees under the ASA were $1.1 million and $3.7 million, respectively, of which $0.2 million and $0.7 million, respectively, were capitalized. The ASA was renewed for an additional one-year term expiring on December 31, 1999 with fees charged by Security Capital for this period to be based on negotiated rates for each service provided.

9. Distributions and Dividends:

   ProLogis' annual distribution per Common Share was $1.24 in 1998, $1.07 in 1997 and $1.01 in 1996. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1997 and 1996 and the estimated taxability for 1998:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
      Per Common Share:
        Ordinary income................................. $  1.12 $  1.07 $  0.88
        Return of capital...............................    0.12     --     0.13
                                                         ------- ------- -------
          Total......................................... $  1.24 $  1.07 $  1.01
                                                         ======= ======= =======

                                PROLOGIS TRUST

   On December 15, 1998, ProLogis declared a distribution of $0.3183 per Common Share payable on February 24, 1999 to shareholders of record as of February 10, 1999.

   In connection with the 1997 Merger discussed in Note 8, Security Capital issued $101.0 million of warrants pro rata to holders of Common Shares (other than Security Capital), Series B preferred shares and limited partnership units to acquire 3,608,202 shares of Class B common stock of Security Capital. Holders of Common Shares and holders of limited partnership units received
0.046549 warrants for each Common Share or unit held and holders of Series B preferred shares received 0.059676 warrants for each preferred share held. Each warrant was exercisable into one share of Security Capital Class B common stock at an exercise price of $28.00 per share. The warrants expired in September 1998. Security Capital issued the warrants as an incentive to ProLogis' shareholders to vote in favor of the 1997 Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

   The dividends paid on the Series A, Series B, Series C and Series D preferred shares are as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                    1998 (1)  1997 (1) 1996 (1)
                                                    --------  -------- --------
      Series A.....................................   2.35      2.35     2.35
      Series B.....................................   1.75      1.75     1.50(2)
      Series C.....................................   4.27      4.27     0.57(2)
      Series D.....................................   1.42(3)    --       --

--------
(1) For federal income tax purposes all of the preferred dividends are ordinary income to the holders of the preferred shares.
(2) For the period from date of issuance to December 31, 1996.
(3) For the period from date of issuance to December 31, 1998.

   ProLogis' tax return for the year ended December 31, 1998 has not been filed, therefore the taxability information for 1998 is based upon the best available data. ProLogis' tax returns have not been examined by the Internal Revenue Service. Consequently, the taxability of the distributions and dividends is subject to change.

   Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then-current distribution period with respect to the preferred shares.

10. Earnings Per Share:

   A reconciliation of the denominator used to calculate basic earnings per share to the denominator used to calculate diluted earnings per share for the periods indicated (in thousands, except per share amounts) is as follows:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1998     1997    1996
                                                       -------- -------- -------
      Net earnings attributable to Common Shares.....  $ 62,231 $  4,431 $53,460
                                                       ======== ======== =======
      Weighted average Common Shares outstanding--
       basic.........................................   121,721  100,729  84,504
      Incremental effect of common stock equivalents.       307      140       7
                                                       -------- -------- -------
      Adjusted weighted average Common Shares
       outstanding--diluted..........................   122,028  100,869  84,511
                                                       ======== ======== =======
      Per share net earnings attributable to Common
       Shares:
        Basic........................................  $   0.51 $   0.04 $  0.63
                                                       ======== ======== =======
        Diluted......................................  $   0.51 $   0.04 $  0.63
                                                       ======== ======== =======

                                PROLOGIS TRUST

   For the years ended December 31, 1998, 1997 and 1996 there were 5,070,000, 5,190,000 and 5,194,000 weighted average limited partnership units outstanding and 10,055,000, 10,319,000 and 8,831,000 weighted average Series B preferred shares outstanding on an as-converted basis, respectively, that were not assumed converted into Common Shares because they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent years.

11. Long-Term Compensation

 Long-Term Incentive Plan and Share Option Plan for Outside Trustees

   ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee stock purchase plan, a stock option plan and a restricted share unit plan. No more than 9,410,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a ten-year term.

   Additionally, ProLogis has 100,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan") and 190,000 Common Shares authorized for issuance under the 401(k) Savings Plan and Trust that became effective on January 1, 1998.

 Employee Stock Purchase Plan

   Under the employee stock purchase plan, certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 1998, there were 1,246,480 Common Shares securing the employee stock purchase notes. The changes in the notes receivable from employees during 1998 and 1997 are as follows (in thousands):

                                                                1998     1997
                                                               -------  -------
      Balances at January 1................................... $27,186  $   --
      Notes issued............................................     --    27,345
      Principal payments received.............................    (143)     (64)
      Retirements.............................................  (1,796)     (95)
                                                               -------  -------
      Balances at December 31................................. $25,247  $27,186
                                                               =======  =======

   The outstanding notes receivable at December 31, 1998 of $25,247,000 include $22,273,000 due from officers of ProLogis.

                                PROLOGIS TRUST

 Stock Options

   ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 1998 are as follows:

                                                                        Weighted
                                                                         Average
                               Number of                     Expiration Remaining
                                Options  Exercise Price (1)     Date      Life
                               --------- ------------------- ---------- ---------
      Outside Trustees Plan
       (2)....................    34,000       $15.50-$25.00 1999-2003  2.8 years
      Employee stock purchase
       plan (3)............... 2,493,054           $21.21875      2007  8.7 years
      Stock option plan (3)
       (4):
        1997 awards...........   338,689 $21.21875-$23.96875      2007  8.7 years
        1998 awards........... 1,525,548    $20.9375-$24.625      2008  9.8 years
      Options sold to
       unconsolidated
       subsidiaries (3) (4)...   471,919  $20.9375-$24.65625      2008  9.8 years
                               ---------
          Total............... 4,863,210
                               =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Graded vesting at various rates over periods from two to ten years, subject to certain conditions.
(4) The holders are awarded dividend equivalent units each year of the plan.

   The weighted average fair value of the options issued under the Incentive Plan (excluding options sold to unconsolidated subsidiaries) and the Outside Trustees Plan during 1998 was approximately $2.39 per option. The weighted average fair value of the options sold to unconsolidated subsidiaries in 1998 was approximately $2.82 per option. The activity with respect to ProLogis' stock option plans for the years ended December 31, 1998, 1997 and 1996 is presented below. All grants during 1996 relate to the Outside Trustees Plan.

                                                            Weighted
                                                            Average   Number of
                                                 Number of  Exercise   Options
                                                  Options    Price   Exercisable
                                                 ---------  -------- -----------
      Balance at December 31, 1995..............    10,000   $15.80    10,000
        Granted.................................     8,000    17.50     8,000
        Forfeited...............................       --       --        --
                                                 ---------   ------    ------
      Balance at December 31, 1996..............    18,000    16.56    18,000
        Granted................................. 3,097,012    21.24     8,000
        Exercised...............................       --       --        --
        Forfeited...............................   (11,721)   21.22       --
                                                 ---------   ------    ------
      Balance at December 31, 1997.............. 3,103,291    21.21    26,000
        Granted/Sold............................ 2,011,392    21.17     8,000
        Exercised...............................       --       --        --
        Forfeited...............................  (251,473)   21.22       --
                                                 ---------   ------    ------
      Balance at December 31, 1998.............. 4,863,210   $21.19    34,000
                                                 =========   ======    ======

   ProLogis did not recognize compensation expense in 1998, 1997 or 1996 related to stock options granted as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation

                                PROLOGIS TRUST
expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis' net earnings attributable to Common Shares and net earnings per Common Share would change as follows:

                                                                  1998    1997
                                                                 ------- ------
      Net earnings attributable to Common Shares:
        As reported............................................. $62,231 $4,431
        Pro forma...............................................  60,805  4,016
      Basic and diluted net earnings per Common Share:
        As reported............................................. $  0.51 $ 0.04
        Pro forma...............................................    0.50   0.04

   Since employee stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

   The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                              1998       1997
                                                           ---------- ----------
      Risk-free interest rate.............................      4.74%      6.35%
      Forecasted dividend yield...........................      7.36%      7.36%
      Volatility..........................................     27.37%     19.20%
      Weighted average option life........................ 6.75 years 6.75 years

 Restricted Share Units

   On October 15, 1998, the Board granted 377,500 restricted share units ("RSU") to twelve officers of ProLogis. The RSUs vest 25% per year beginning December 31, 1999 through December 31, 2002 and earn DEUs in accordance with the DEU awards under the Incentive Plan. The RSUs are valued on the award date based upon the market price of Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period. The RSUs granted in 1998 were valued at $8.0 million, of which ProLogis recognized $272,700 of compensation expense in 1998, net of amounts capitalized.

 Dividend Equivalent Units ("DEUs")

   DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year of the ten-year stock option plan and are vested to the same extent the underlying stock options are vested. The DEUs are valued on the award date based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period. As of December 31, 1998, there were 32,510 DEUs outstanding (30,129 awarded on December 31, 1998 and 2,381 awarded on December 31, 1997). ProLogis recognized compensation expense related to the DEUs of $5,000 in 1998, net of amounts capitalized.

 401(k) Savings Plan and Trust

   ProLogis has a 401(k) Savings Plan and Trust, that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation (within the statutory compensation limit). The vesting of contributed Common Shares is based on the employee's years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 1998, no Common Shares have been issued under the 401(k) Savings Plan and Trust as all matching contributions have been made with Common Shares purchased in the public market.

 Nonqualified Savings Plan

   Effective January 1, 1998, ProLogis established the Nonqualified Savings Plan to provide benefits for a select group of management. The purpose of this plan is to allow highly compensated employees the opportunity

                                PROLOGIS TRUST
to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Savings Plan and Trust. ProLogis will match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Savings Plan and Trust and this plan, and (b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Savings Plan and Trust.

 Warrants

   During 1998, 11,764 warrants were exercised at an exercise price of $10.00. There were no outstanding warrants as of December 31, 1998.

12. Selected Quarterly Financial Data (Unaudited):

   Selected quarterly financial data (in thousands, except for per share amounts) for 1998 and 1997 is as follows:

                                         Three Months Ended,
                             --------------------------------------------
                                        June
                             March 31,   30,   September 30, December 31,  Total
                             --------- ------- ------------- ------------ --------
   1998:
     Rental income.........   $78,565  $84,353   $ 88,687      $93,441    $345,046
                              =======  =======   ========      =======    ========
     Earnings from
      operations...........   $35,458  $35,589   $  6,407      $32,991    $110,445
     Minority interest
      share in earnings....       979    1,075      1,047        1,580       4,681
     Gain on disposition of
      real estate..........     2,066    2,212        --         1,287       5,565
                              -------  -------   --------      -------    --------
     Net earnings..........    36,545   36,726      5,360       32,698     111,329
     Less preferred share
      dividends............     8,799   13,075     13,669       13,555      49,098
                              -------  -------   --------      -------    --------
     Net earnings (loss)
      attributable to
      Common Shares........   $27,746  $23,651   $ (8,309)     $19,143    $ 62,231
                              =======  =======   ========      =======    ========
     Basic net earnings
      (loss) attributable
      to Common Shares.....   $  0.24  $  0.19   $  (0.07)     $  0.16    $   0.51
                              =======  =======   ========      =======    ========
     Diluted net earnings
      (loss) attributable
      to Common Shares.....   $  0.23  $  0.19   $  (0.07)     $  0.16    $   0.51
                              =======  =======   ========      =======    ========
   1997:
     Rental income.........   $67,386  $69,157   $ 72,376      $75,614    $284,533
                              =======  =======   ========      =======    ========
     Earnings from
      operations...........   $26,456  $29,051   $(48,363)     $28,787    $ 35,931
     Minority interest
      share in earnings....       895      940        928          797       3,560
     Gain on disposition of
      real estate..........       --     3,773      2,756          849       7,378
                              -------  -------   --------      -------    --------
     Net earnings (loss)...    25,561   31,884    (46,535)      28,839      39,749
     Less preferred share
      dividends............     8,829    8,830      8,829        8,830      35,318
                              -------  -------   --------      -------    --------
     Net earnings (loss)
      attributable to
      Common Shares........   $16,732  $23,054   $(55,364)     $20,009    $  4,431
                              =======  =======   ========      =======    ========
     Basic net earnings
      (loss) attributable
      to Common Shares.....   $  0.17  $  0.24   $  (0.55)     $  0.18    $   0.04
                              =======  =======   ========      =======    ========
     Diluted net earnings
      (loss) attributable
      to Common Shares.....   $  0.17  $  0.23   $  (0.55)     $  0.18    $   0.04
                              =======  =======   ========      =======    ========

                                PROLOGIS TRUST

13. Related Party Transactions:

   ProLogis leases space to related parties on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. These transactions are summarized as follows:

                                      Security     REIT     Property
                                     Capital &  Management Management
                                     Affiliates  Company    Company     Total
                                     ---------- ---------- ---------- ----------
      Rental revenue during the
       year ended December 31,
       1996........................   $593,657   $210,856   $571,970  $1,376,483
      Rental revenue during the
       year ended December 31,
       1997........................   $833,150   $145,244   $550,092  $1,528,486
      Rental revenue during the
       year ended December 31,
       1998........................   $716,725        n/a        n/a  $  716,725
      Square feet leased as of
       December 31, 1998...........    113,139        n/a        n/a     113,139
      Annualized revenue for leases
       in effect as of December 31,
       1998........................   $740,309        n/a        n/a  $  740,309

   The management companies were merged with and into ProLogis on September 8, 1997 as discussed in Note 8. For the REIT management company and the property management company, amounts included for the year ended December 31, 1997 are for the period from January 1, 1997 to September 8, 1997.

14. Financial Instruments:

 Fair Value of Financial Instruments

   The following estimates of the fair value of financial instruments have been determined by ProLogis using available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts ProLogis would realize upon disposition.

   As of December 31, 1998 and 1997, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit and short-term borrowings balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 1998 and 1997, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The increase in the fair value of ProLogis' senior unsecured debt and secured debt over the carrying value in the table below is a result of a net reduction in the interest rates available to ProLogis as of December 31, 1998 and 1997, from the interest rates in effect at the dates of issuance. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

   As of December 31, 1998 and 1997, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers. The

                                PROLOGIS TRUST
following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                               December 31,
                                  ------------------------------------------
                                          1998                  1997
                                  ----------------------  ------------------
                                   Carrying               Carrying    Fair
                                    Amount    Fair Value   Amount    Value
                                  ----------  ----------  --------  --------
      Balance sheet financial
       instruments
        Senior unsecured debt.... $1,083,641  $1,108,692  $724,052  $755,799
        Secured debt............. $  227,804  $  232,809  $133,028  $137,628
      Derivative financial
       instruments
        Interest rate contracts.. $  (26,050) $  (26,050) $    --   $ (8,621)
        Foreign currency
         contracts............... $      --   $      --   $ (6,028) $ (6,028)

 Derivative Financial Instruments

   ProLogis occasionally uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing obligations or anticipated transactions. ProLogis does not use derivative financial instruments for trading purposes.

   The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). Through hedging, ProLogis can effectively manage the risk of increases in interest rates and fluctuations in foreign currency exchange rates.

   Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. ProLogis does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of counterparties. ProLogis does not anticipate non-performance by any of the counterparties to its derivative contracts. Should a counterparty fail to perform, however, ProLogis would incur a financial loss to the extent of the positive fair market value of the derivative instruments, if any.

   The following table summarizes the activity in interest rate contracts for the years ended December 31, 1998 and 1997 (in millions):

                                                  Interest Rate   Interest Rate
                                                Futures Contracts     Swaps
                                                ----------------- -------------
      Notional amount as of December 31, 1996..      $ 106.0         $ 33.0
      New contracts (1)........................         75.0           75.0
      Matured or expired contracts (2).........       (106.0)         (33.0)
      Terminated contracts.....................          --             --
                                                     -------         ------
      Notional amount as of December 31, 1997..         75.0           75.0
                                                     -------         ------
      New contracts............................          --             --
      Matured or expired contracts.............          --             --
      Terminated contracts.....................          --             --
                                                     -------         ------
      Notional amount as of December 31, 1998
       (1).....................................      $  75.0         $ 75.0
                                                     =======         ======

--------
(1) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which have been renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.

                                PROLOGIS TRUST

  During the third quarter of 1998, ProLogis determined that the interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:
  . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and
  . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).

  Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a cost of $27.0 million and were used to set the interest rate associated with the $200.0 million secured financing transaction with MGT that is scheduled to be completed in the first quarter of 1999.
(2) Deferred gains totaling $1.9 million on matured, expired or terminated contracts were recorded on the balance sheet as of December 31, 1997. These gains relate to the unwind of hedges placed for the February and July 1997 offerings of senior unsecured debt offerings and are being amortized over the term of the related debt.

   On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated subsidiary. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

15. Commitments and Contingencies:

 Environmental Matters

   All of the facilities acquired by ProLogis have been subjected to Phase I environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis' business, financial condition or results of operations.

16. Business Segments:

   ProLogis has three reportable business segments:

  . acquisition and development of industrial distribution facilities for long-term ownership and leasing in the United States, Europe (a portion of which is owned through Garonor Holdings, an unconsolidated subsidiary) and Mexico--each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;

                                PROLOGIS TRUST

  . operation of refrigerated distribution facilities through unconsolidated subsidiaries in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.)--each subsidiary's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and

  . development of distribution facilities for future sale or on a fee basis in the United States and Mexico and in the United Kingdom through an unconsolidated subsidiary (Kingspark S.A.)--the development activities of ProLogis and its unconsolidated subsidiary are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

   Reconciliations of the three reportable segments': (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings from operations (ProLogis' chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance); and, (iii) assets to ProLogis' total assets are as follows (in thousands):

                                                    Year ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Income:
     Leasing activities:
       United States.............................. $333,494  $283,909  $227,000
       Europe (1).................................    8,059       --        --
       Mexico.....................................    3,499       624       --
                                                   --------  --------  --------
         Total leasing activities segment.........  345,052   284,533   227,000
                                                   ========  ========  ========
     Refrigerated operations:
       United States (2) (3)......................    7,349     3,278       --
       Europe (4) (5).............................   (7,535)      --        --
                                                   --------  --------  --------
         Total refrigerated operations segment....     (186)    3,278       --
                                                   --------  --------  --------
     Development activities:
       United States..............................   17,137    12,374     5,342
       Europe (United Kingdom) (6) (7)............    2,915       --        --
       Mexico.....................................      133       (83)      --
                                                   --------  --------  --------
         Total development activities segment.....   20,185    12,291     5,342
                                                   --------  --------  --------
     Reconciling items:
       Foreign currency exchange gains (losses),
        net.......................................    2,938      (348)      --
       Foreign currency hedge income (expense)....    2,054    (6,028)      --
       Interest income............................    2,752     2,392     1,121
                                                   --------  --------  --------
         Total reconciling items..................    7,744    (3,984)    1,121
                                                   --------  --------  --------
         Total income............................. $372,795  $296,118  $233,463
                                                   ========  ========  ========

                                 PROLOGIS TRUST

                                                   Year ended December 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
   Net operating income:
     Leasing activities:
       United States..........................  $ 306,920  $ 256,953  $ 200,326
       Europe (1).............................      7,710        --         --
       Mexico.................................      3,302        572        --
                                                ---------  ---------  ---------
         Total leasing activities segment.....    317,932    257,525    200,326
                                                ---------  ---------  ---------
     Refrigerated operations:
       United States (2) (3)..................      7,349      3,278        --
       Europe (4) (5).........................     (7,535)       --         --
                                                ---------  ---------  ---------
         Total refrigerated operations
          segment.............................       (186)     3,278        --
                                                ---------  ---------  ---------
     Development activities:
       United States..........................     17,137     12,374      5,342
       Europe (United Kingdom) (6) (7)........      2,915        --         --
       Mexico.................................        133        (83)       --
                                                ---------  ---------  ---------
         Total development activities segment.     20,185     12,291      5,342
                                                ---------  ---------  ---------
     Reconciling items:
       Foreign currency exchange gains
        (losses), net.........................      2,938       (348)       --
       Foreign currency hedge income
        (expense).............................      2,054     (6,028)       --
       Interest income........................      2,752      2,392      1,121
       General and administrative expense.....    (22,957)    (6,855)    (1,025)
       REIT management fee paid to affiliate..        --     (17,791)   (21,472)
       Depreciation and amortization..........   (100,590)   (76,562)   (59,850)
       Interest expense.......................    (77,650)   (52,704)   (38,819)
       Interest rate hedge expense............    (26,050)       --         --
       Costs incurred in acquiring management
        companies from affiliate..............        --     (75,376)       --
       Other expense..........................     (7,983)    (3,891)    (2,913)
                                                ---------  ---------  ---------
         Total reconciling items..............   (227,486)  (237,163)  (122,958)
                                                ---------  ---------  ---------
     Earnings from operations.................  $ 110,445  $  35,931  $  82,710
                                                =========  =========  =========


                                PROLOGIS TRUST

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Assets:
     Leasing activities:
       United States..................................... $3,073,248 $2,787,118
       Europe (1)........................................    309,639        --
       Mexico............................................     74,494     27,828
                                                          ---------- ----------
         Total leasing activities segment................  3,457,381  2,814,946
                                                          ---------- ----------
     Refrigerated operations:
       United States (2) (3).............................    151,021     85,639
       Europe (4)........................................    221,566        --
                                                          ---------- ----------
         Total refrigerated operations segment...........    372,587     85,639
                                                          ---------- ----------
     Development activities:
       United States.....................................    149,521     86,415
       Europe (United Kingdom) (6).......................    224,769        --
       Mexico............................................     16,465      3,522
                                                          ---------- ----------
         Total development activities segment............    390,755     89,937
                                                          ---------- ----------
     Reconciling items:
       Cash..............................................     63,140     25,009
       Accounts receivable...............................      1,313        167
       Other assets......................................     45,553     18,255
                                                          ---------- ----------
         Total reconciling items.........................    110,006     43,431
                                                          ---------- ----------
       Total assets...................................... $4,330,729 $3,033,953
                                                          ========== ==========

--------
(1) Includes $6,000 of income recognized under the equity method of accounting related to ProLogis' investment in Garonor Holdings. See Note 4 for summarized financial information of Garonor Holdings.
(2) Represents amount recognized under the equity method of accounting related to ProLogis' investment in ProLogis Logistics. See Note 4 for summarized financial information of ProLogis Logistics.
(3) Includes one facility in Canada.
(4) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Frigoscandia S.A. See Note 4 for summarized financial information of Frigoscandia S.A.
(5) Includes a net loss of $13.3 million from the remeasurement of intercompany and other debt based on the foreign currency exchange rates in effect as of December 31, 1998.
(6) Represents amount recognized under the equity method of accounting related to ProLogis' investment in Kingspark S.A. See Note 4 for summarized financial information of Kingspark S.A.
(7) Includes a net loss of $0.9 million from the remeasurement of intercompany debt based on the foreign currency exchange rates in effect as of December 31, 1998.

   ProLogis' largest customer accounted for 1.16% of ProLogis' 1998 rental income (on an annualized basis), and the annualized base rent for ProLogis' 20 largest customers accounted for approximately 12.56% of ProLogis' 1998 rental income (on an annualized basis).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

   We have audited, in accordance with generally accepted auditing standards, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated March 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The
Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
March 5, 1999

                                PROLOGIS TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried
                                       ProLogis                             as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
Operating
Properties
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........     2           $6,322   $   --          $15,608      $6,761   $15,169      $21,930      $  (152)
 Zaandam
 Distribution
 Center..........     1            1,265     7,171             972       2,022     7,386        9,408         (183)

Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........     6            3,437       --           13,834       5,188    12,083       17,271         (598)
 Atlanta NE
 Distribution
 Center..........     8            5,582     3,047          24,278       6,276    26,631       32,907       (1,817)
 Atlanta West
 Distribution
 Center..........    20            6,771    34,785          10,109       6,776    44,889       51,665       (5,299)
 Carter-Pacific
 Business Center.     3              556     3,151             552         556     3,703        4,259         (362)
 International
 Airport
 Industrial
 Center..........     9     (d)    2,939    14,146           4,926       2,972    19,039       22,011       (2,525)
 LaGrange
 Distribution
 Center..........     1              174       986             122         174     1,108        1,282         (167)
 Northeast
 Industrial
 Center..........     4            1,109     6,283             149       1,050     6,491        7,541         (609)
 Northmont
 Industrial
 Center..........     1              566     3,209             187         566     3,396        3,962         (482)
 Oakcliff
 Industrial
 Center..........     3              608     3,446             387         608     3,833        4,441         (466)
 Olympic
 Industrial
 Center..........     2              698     3,956           1,573         757     5,470        6,227         (520)
 Peachtree
 Commerce
 Business Center.     4     (d)      707     4,004             676         707     4,680        5,387         (704)
 Peachtree
 Distribution
 Center..........     1              302     1,709              37         302     1,746        2,048         (232)
 Piedmont Court
 Distribution
 Center..........     2              885     5,013             483         885     5,496        6,381         (257)
 Plaza Industrial
 Center..........     1               66       372              85          66       457          523          (53)
 Pleasantdale
 Industrial
 Center..........     2              541     3,184             403         541     3,587        4,128         (460)
 Regency
 Industrial
 Center..........     9            1,853    10,480             802       1,856    11,279       13,135       (1,579)
 Riverside
 Distribution
 Center..........     1              271       --            2,939         294     2,916        3,210         (222)
 Sullivan 75
 Distribution
 Center..........     3     (d)      728     4,123             558         728     4,681        5,409         (638)
 Tradeport
 Distribution
 Center..........     3            1,464     4,563           5,267       1,479     9,815       11,294       (1,028)
 Weaver
 Distribution
 Center..........     2              935     5,182             577         935     5,759        6,694         (747)
 Westfork
 Industrial
 Center..........    10            2,483    14,115             697       2,483    14,812       17,295       (1,729)
 Zip Industrial
 Center..........     4              533     3,023            (237)        485     2,834        3,319          --

Austin, Texas
 Corridor Park
 Corporate
 Center..........     6            2,109     1,681          13,413       2,113    15,090       17,203       (1,406)
 Montopolis
 Distribution
 Center..........     1              580     3,384             657         580     4,041        4,621         (677)
 Pecan Business
 Center..........     4              630     3,572             404         631     3,975        4,606         (452)

                       Date of
                    Construction/
   Description       Acquisition
   -----------     ---------------
Operating
Properties
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center..........       1998
 Zaandam
 Distribution
 Center..........       1998

Atlanta, Georgia
 Atlanta Airport
 Distribution
 Center..........  1996,1997, 1998
 Atlanta NE
 Distribution
 Center..........     1996,1997
 Atlanta West
 Distribution
 Center..........     1994,1996
 Carter-Pacific
 Business Center.       1995
 International
 Airport
 Industrial
 Center..........     1994,1995
 LaGrange
 Distribution
 Center..........       1994
 Northeast
 Industrial
 Center..........       1996
 Northmont
 Industrial
 Center..........       1994
 Oakcliff
 Industrial
 Center..........       1995
 Olympic
 Industrial
 Center..........       1996
 Peachtree
 Commerce
 Business Center.       1994
 Peachtree
 Distribution
 Center..........       1994
 Piedmont Court
 Distribution
 Center..........       1997
 Plaza Industrial
 Center..........       1995
 Pleasantdale
 Industrial
 Center..........       1995
 Regency
 Industrial
 Center..........       1994
 Riverside
 Distribution
 Center..........       1997
 Sullivan 75
 Distribution
 Center..........     1994,1995
 Tradeport
 Distribution
 Center..........     1994,1996
 Weaver
 Distribution
 Center..........       1995
 Westfork
 Industrial
 Center..........       1995
 Zip Industrial
 Center..........       1996

Austin, Texas
 Corridor Park
 Corporate
 Center..........     1995,1996
 Montopolis
 Distribution
 Center..........       1994
 Pecan Business
 Center..........       1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                       Gross Amounts At Which Carried as
                                      To ProLogis                             of December 31, 1998
                                  ------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------- ------------ ------------ ------------
 Rutland
 Distribution
 Center..........     2           $  460   $ 2,617         $   220      $   462   $ 2,835      $ 3,297      $  (473)
 Southpark
 Corporate
 Center..........     7            1,946       --           15,199        1,946    15,199       17,145       (1,576)
 Walnut Creek
 Corporate
 Center..........    12            2,707     5,649          16,134        2,707    21,783       24,490       (2,171)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------
 Rutland
 Distribution
 Center..........           1993
 Southpark
 Corporate
 Center..........      1994,1995,1996
 Walnut Creek
 Corporate
 Center..........      1994,1995,1996

Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........     4     (d)    2,398    13,591             858        2,398    14,449       16,847       (2,213)
 Perimeter
 Distribution
 Center..........     2            2,489    14,109             645        2,490    14,753       17,243       (2,283)
Birmingham,
Alabama
 Oxmoor
 Distribution
 Center..........           1994
 Perimeter
 Distribution
 Center..........           1994

Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........     3              308     1,746             476          308     2,222        2,530         (337)
 Bond
 Distribution
 Center..........     2              905     5,126             889          905     6,015        6,920         (937)
 Charlotte
 Commerce Center.    10            4,341    24,954           2,189        4,342    27,142       31,484       (4,130)
 Charlotte
 Distribution
 Center..........     9            4,579       --           23,698        6,096    22,181       28,277       (1,423)
 Interstate North
 Business Park...     2              535     3,030             205          535     3,235        3,770         (180)
 Northpark
 Distribution
 Center..........     2            1,183     6,707             243        1,184     6,949        8,133         (396)
Charlotte, North
Carolina
 Barringer
 Industrial
 Center..........           1994
 Bond
 Distribution
 Center..........           1994
 Charlotte
 Commerce Center.           1994
 Charlotte
 Distribution
 Center..........  1995, 1996, 1997, 1998
 Interstate North
 Business Park...           1997
 Northpark
 Distribution
 Center..........        1994,1998

Chattanooga,
Tennessee
 Stone Fort
 Distribution
 Center..........     4            2,063    11,688             189        2,063    11,877       13,940       (1,685)
 Tiftonia
Chattanooga,Distribution
TennesseeCenter..........     1              146       829             184          146     1,013        1,159         (122)
 Stone Fort
 Distribution
 Center..........           1994
 Tiftonia
 Distribution
 Center..........           1995


Chicago, Illinois
 Addison
 Distribution
 Center..........     1              646     3,662             393          640     4,061        4,701         (276)
 Alsip
 Distribution
 Center..........     1            1,268     7,185           3,680        1,273    10,860       12,133         (392)
 Bedford Park
 Distribution
 Center..........     1              473     2,678              40          473     2,718        3,191         (211)
 Bensenville
 Distribution
 Center..........     2            1,668     9,448           2,506        1,667    11,955       13,622         (370)
 Bridgeview
 Distribution
 Center..........     4            1,302     7,378             675        1,303     8,052        9,355         (668)
 Des Plaines
 Distribution
 Center..........     3            2,158    12,232             590        2,159    12,821       14,980       (1,190)
 Elk Grove
 Distribution
 Center..........    10     (d)    4,024    22,798           2,685        4,023    25,484       29,507       (2,197)
 Elmhurst
 Distribution
 Center..........     1              713     4,043              60          713     4,103        4,816         (209)
 Glenview
 Distribution
 Center..........     1     (d)      214     1,213              49          214     1,262        1,476          (95)
 Itasca
 Distribution
 Center..........     3            1,613     9,143             162        1,613     9,305       10,918         (302)
 Mitchell
 Distribution
 Center..........     1     (d)    1,236     7,004             606        1,236     7,610        8,846         (641)
 North Avenue
 Distribution
 Center..........     3            3,201       --           17,185        3,934    16,452       20,386         (140)
 Northlake
 Distribution
 Center..........     1              372     2,106              51          372     2,157        2,529         (192)
 O'Hare Cargo
 Distribution
 Center..........     2            3,566       --           13,115        5,924    10,757       16,681         (126)
 Remington Lakes
 Business Park...     1            1,023       --            6,510        1,193     6,340        7,533          --
 Tri-Center
 Distribution
 Center..........     3              889     5,038             263          889     5,301        6,190         (402)
 Woodale
 Distribution
 Center..........     1              263     1,490              64          263     1,554        1,817          (82)
Chicago, Illinois
 Addison
 Distribution
 Center..........           1997
 Alsip
 Distribution
 Center..........           1998
 Bedford Park
 Distribution
 Center..........           1996
 Bensenville
 Distribution
 Center..........        1997, 1998
 Bridgeview
 Distribution
 Center..........           1996
 Des Plaines
 Distribution
 Center..........        1995, 1996
 Elk Grove
 Distribution
 Center..........   1995,1996,1997,1998
 Elmhurst
 Distribution
 Center..........           1997
 Glenview
 Distribution
 Center..........           1996
 Itasca
 Distribution
 Center..........     1996, 1997, 1998
 Mitchell
 Distribution
 Center..........           1996
 North Avenue
 Distribution
 Center..........        1997, 1998
 Northlake
 Distribution
 Center..........           1996
 O'Hare Cargo
 Distribution
 Center..........           1997
 Remington Lakes
 Business Park...           1998
 Tri-Center
 Distribution
 Center..........           1996
 Woodale
 Distribution
 Center..........           1997


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                           as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........     3           $2,126   $   --          $14,010      $2,380   $13,756      $16,136      $  (988)
 Blue
 Ash/Interstate
 Distribution
 Center..........     1              144       817             497         144     1,314        1,458         (130)
 Capital
 Distribution
 Center I........     4            1,750     9,922             924       1,751    10,845       12,596       (1,400)
 Capital
 Distribution
 Center II.......     5            1,953    11,067           1,334       1,953    12,401       14,354       (1,681)
 Capital
 Industrial
 Center I........    10            1,039     5,885           1,475       1,039     7,360        8,399         (913)
 Empire
 Distribution
 Center..........     3              529     2,995             442         529     3,437        3,966         (374)
 Kentucky Drive
 Business Center.     4              553     3,134             583         553     3,717        4,270         (219)
 Princeton
 Distribution
 Center..........     1              816       --            4,182       1,070     3,928        4,998          --
 Production
 Distribution
 Center..........     2     (e)      717     2,717           2,505         700     5,239        5,939         (389)
 Sharonville
 Distribution
 Center..........     3            1,761       --           11,167       2,426    10,502       12,928         (216)
 Springdale
 Commerce Center.     3              421     2,384             858         421     3,242        3,663         (315)
 Union Center
 Business Park...     1              409       --            9,576         580     9,405        9,985          --
                       Date of
                    Construction/
   Description       Acquisition
   -----------     ---------------
Cincinnati, Ohio
 Airpark
 Distribution
 Center..........     1996,1998
 Blue
 Ash/Interstate
 Distribution
 Center..........       1995
 Capital
 Distribution
 Center I........       1994
 Capital
 Distribution
 Center II.......       1994
 Capital
 Industrial
 Center I........     1994,1995
 Empire
 Distribution
 Center..........       1995
 Kentucky Drive
 Business Center.       1997
 Princeton
 Distribution
 Center..........       1997
 Production
 Distribution
 Center..........     1994,1998
 Sharonville
 Distribution
 Center..........     1997,1998
 Springdale
 Commerce Center.       1996
 Union Center
 Business Park...       1998

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........     4            2,266       --           25,076       2,297    25,045       27,342       (1,706)
 Columbus West
 Industrial
 Center..........     3              645     3,655             691         645     4,346        4,991         (501)
 Corporate Park
 West............     2              679     3,849             242         679     4,091        4,770         (342)
 Fisher
 Distribution
 Center..........     1            1,197     6,785             759       1,197     7,544        8,741         (988)
 International
 Street Commerce.     1              235       --            2,815         249     2,801        3,050          (34)
 McCormick
 Distribution
 Center..........     5            1,664     9,429           1,056       1,664    10,485       12,149       (1,410)
 New World
 Distribution
 Center..........     1              207     1,173             548         207     1,721        1,928         (242)
 Westbelt
 Business Center.     2              465     2,635             115         465     2,750        3,215          (69)
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........     1996,1998
 Columbus West
 Industrial
 Center..........       1995
 Corporate Park
 West............       1996
 Fisher
 Distribution
 Center..........       1995
 International
 Street Commerce.       1997
 McCormick
 Distribution
 Center..........       1994
 New World
 Distribution
 Center..........       1994
 Westbelt
 Business Center.       1998

Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........     1              334       --            2,323         334     2,323        2,657         (190)
 Dallas Corporate
 Center..........     9     (d)    4,753       --           26,751       4,900    26,604       31,504       (1,494)
 Franklin
 Distribution
 Center..........     2              528     2,991             736         528     3,727        4,255         (575)
 Freeport
 Distribution
 Center..........     4            1,393     5,549           3,280       1,440     8,782       10,222         (388)
 Great Southwest
 Distribution
 Center..........    16     (d)    4,848    19,430          10,590       4,966    29,902       34,868       (2,308)
 Great Southwest
 Industrial
 Center I........     2     (d)      308     1,744             178         308     1,922        2,230         (203)
 Great Southwest
 Industrial
 Center II.......     1              836       --            6,077       1,010     5,903        6,913          --
 Lone Star
 Distribution
 Center..........     2              967     5,477             214         967     5,691        6,658         (498)
 Metropolitan
 Distribution
 Center..........     1              201     1,097             722         297     1,723        2,020         (192)
Dallas/Fort
Worth, Texas
 Carter
 Industrial
 Center..........       1996
 Dallas Corporate
 Center..........  1996,1997, 1998
 Franklin
 Distribution
 Center..........       1994
 Freeport
 Distribution
 Center..........  1996,1997, 1998
 Great Southwest
 Distribution      1994,1995,1996,
 Center..........     1997,1998
 Great Southwest
 Industrial
 Center I........       1995
 Great Southwest
 Industrial
 Center II.......       1997
 Lone Star
 Distribution
 Center..........       1996
 Metropolitan
 Distribution
 Center..........       1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                           as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
 Northgate
 Distribution
 Center..........     5           $1,570   $ 8,897         $   898      $1,570   $ 9,795      $11,365      $(1,348)
 Northpark
 Business Center.     2              467     2,648             226         467     2,874        3,341         (272)
 Redbird
 Distribution
 Center..........     1              196     1,112              78         196     1,190        1,386         (195)
 Royal Commerce
 Center..........     4     (d)    1,975    11,190             460       1,975    11,650       13,625         (504)
 Stemmons
 Distribution
 Center..........     1              272     1,544             473         272     2,017        2,289         (239)
 Stemmons
 Industrial
 Center..........    11            1,497     8,484           1,526       1,497    10,010       11,507       (1,228)
 Trinity Mills
 Distribution
 Center..........     4     (d)    1,709     9,684           1,197       1,709    10,881       12,590         (972)
                    Date of Construction/
   Description           Acquisition
   -----------     ------------------------
 Northgate
 Distribution
 Center..........         1994,1996
 Northpark
 Business Center.         1995,1996
 Redbird
 Distribution
 Center..........            1994
 Royal Commerce
 Center..........            1997
 Stemmons
 Distribution
 Center..........            1995
 Stemmons
 Industrial
 Center..........       1994,1995,1996
 Trinity Mills
 Distribution
 Center..........            1996

Denver, Colorado
 Denver Business
 Center..........     6            1,687     7,486          10,470       1,742    17,901       19,643       (1,929)
 Havana
 Distribution
 Center..........     1              401     2,281             240         401     2,521        2,922         (440)
 Moline
 Distribution
 Center..........     1              327     1,850             159         327     2,009        2,336         (323)
 Moncrieff
 Distribution
 Center..........     1              314     2,493             401         314     2,894        3,208         (559)
 Pagosa
 Distribution
 Center..........     1              406     2,322             407         406     2,729        3,135         (514)
 Upland
 Distribution
 Center I........     6              820     5,710           8,015         821    13,724       14,545       (2,234)
 Upland
 Distribution
 Center II.......     6            2,456    13,946             974       2,489    14,887       17,376       (2,600)
Denver, Colorado
 Denver Business
 Center..........    1992,1994,1996,1998
 Havana
 Distribution
 Center..........            1993
 Moline
 Distribution
 Center..........            1994
 Moncrieff
 Distribution
 Center..........            1992
 Pagosa
 Distribution
 Center..........            1993
 Upland
 Distribution
 Center I........       1992,1994,1995
 Upland
 Distribution
 Center II.......         1993,1994

East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........     1              531     3,009             187         531     3,196        3,727         (472)
 Eigenbrodt Way
 Distribution
 Center..........     1     (d)      393     2,228              83         393     2,311        2,704         (387)
 Hayward Commerce
 Center..........     4            1,933    10,955             518       1,933    11,473       13,406       (1,920)
 Hayward Commerce
 Park............     9            2,764    15,661           1,740       2,764    17,401       20,165       (2,837)
 Hayward
 Distribution
 Center..........     6     (f)    2,906    19,165             729       3,327    19,473       22,800       (3,227)
 Hayward
 Industrial
 Center..........    13     (d)    4,481    25,393           1,545       4,481    26,938       31,419       (4,490)
 Patterson Pass
 Business Center.     7            3,340     4,885          13,921       3,530    18,616       22,146       (1,044)
 San Leandro
 Distribution
 Center..........     3            1,387     7,862             258       1,387     8,120        9,507       (1,382)
East Bay (San
Francisco),
California
 East Bay
 Industrial
 Center..........            1994
 Eigenbrodt Way
 Distribution
 Center..........            1993
 Hayward Commerce
 Center..........            1993
 Hayward Commerce
 Park............            1994
 Hayward
 Distribution
 Center..........            1993
 Hayward
 Industrial
 Center..........            1993
 Patterson Pass
 Business Center.       1993,1997,1998
 San Leandro
 Distribution
 Center..........            1993

El Paso, Texas
 Billy the Kid
 Distribution
 Center..........     1              273     1,547             526         273     2,073        2,346         (297)
 Broadbent
 Industrial
 Center..........     3              676     5,183             473         676     5,656        6,332       (1,069)
 Goodyear
 Distribution
 Center..........     1              511     2,899              61         511     2,960        3,471         (453)
 Northwestern
 Corporate
 Center..........     6            1,552       --           16,507       2,205    15,854       18,059       (1,548)
 Pan Am
 Distribution
 Center..........     1              318       --            2,370         318     2,370        2,688         (306)
 Peter Cooper
 Distribution
 Center..........     1     (d)      495     2,816              88         495     2,904        3,399         (441)
 Vista Corporate
 Center..........     4            1,945       --           10,922       1,946    10,921       12,867       (1,183)
 Vista Del Sol
 Industrial
 Center..........    10     (d)    3,501    12,782          19,796       4,893    31,186       36,079       (3,165)
El Paso, Texas
 Billy the Kid
 Distribution
 Center..........            1994
 Broadbent
 Industrial
 Center..........            1993
 Goodyear
 Distribution
 Center..........            1994
 Northwestern
 Corporate
 Center..........  1992,1993,1994,1997,1998
 Pan Am
 Distribution
 Center..........            1995
 Peter Cooper
 Distribution
 Center..........            1994
 Vista Corporate
 Center..........       1994,1995,1996
 Vista Del Sol
 Industrial
 Center..........       1994,1995,1996


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                           as of December 31, 1998
                                  ------------------- Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-          Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances  Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------ ------------ ----------------- ------ ------------ ------------ ------------
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........     2           $1,253   $ 3,825         $ 3,399      $1,973   $ 6,504      $ 8,477      $  (408)
 Copans
 Distribution
 Center..........     2              504     2,857             389         504     3,246        3,750         (175)
 North Andrews
 Distribution
 Center..........     1     (e)      698     3,956              92         698     4,048        4,746         (562)
 Port 95
 Distribution
 Center I........     5            4,874     6,654          21,225       6,531    26,222       32,753       (1,030)
                       Date of Construction/
   Description              Acquisition
   -----------     -----------------------------
Fort
Lauderdale/Miami,
Florida
 Airport West
 Distribution
 Center..........            1995,1998
 Copans
 Distribution
 Center..........            1997,1998
 North Andrews
 Distribution
 Center..........              1994
 Port 95
 Distribution
 Center I........         1995,1997,1998

Houston, Texas
 Crosstimbers
 Distribution
 Center..........     1              359     2,035             434         359     2,469        2,828         (383)
 Hempstead
 Distribution
 Center..........     3            1,013     5,740             679       1,013     6,419        7,432       (1,006)
 I-10 Central
 Distribution
 Center..........     2              181     1,023             190         181     1,213        1,394         (190)
 I-10 Central
 Service Center..     1               58       330             105          58       435          493          (67)
 Pine Forest
 Business Center.    18     (d)    4,859    27,557           2,168       4,859    29,725       34,584       (3,790)
 Post Oak
 Business Center.    16     (d)    3,462    17,966           4,467       3,462    22,433       25,895       (3,036)
 Post Oak
 Distribution
 Center..........     7     (d)    2,115    12,017           2,308       2,115    14,325       16,440       (2,399)
 South Loop
 Distribution
 Center..........     5            1,051     5,964           1,706       1,052     7,669        8,721       (1,042)
 Southwest
 Freeway
 Industrial
 Center..........     1               84       476             144          84       620          704          (79)
 West by
 Northwest
 Industrial
 Center..........    16            4,132     8,382          32,150       4,368    40,296       44,664       (3,425)
 White Street
 Distribution
 Center..........     1              469     2,656             232         469     2,888        3,357         (368)
Houston, Texas
 Crosstimbers
 Distribution
 Center..........              1994
 Hempstead
 Distribution
 Center..........              1994
 I-10 Central
 Distribution
 Center..........              1994
 I-10 Central
 Service Center..              1994
 Pine Forest
 Business Center.         1993,1994,1995
 Post Oak
 Business Center.         1993,1994,1996
 Post Oak
 Distribution
 Center..........            1993,1994
 South Loop
 Distribution
 Center..........              1994
 Southwest
 Freeway
 Industrial
 Center..........              1994
 West by
 Northwest
 Industrial
 Center..........  1993,1994,1995,1996,1997,1998
 White Street
 Distribution
 Center..........              1995

Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........     2              471     2,668             289         472     2,956        3,428         (302)
 North by
 Northeast
 Distribution
 Center..........     1            1,058       --            5,964       1,059     5,963        7,022         (788)
 Park 100
 Industrial
 Center..........    24            9,770    55,369           4,088       9,665    59,562       69,227       (6,707)
Indianapolis,
Indiana
 Eastside
 Distribution
 Center..........              1995
 North by
 Northeast
 Distribution
 Center..........              1995
 Park 100
 Industrial
 Center..........            1994,1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                      Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                             as of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------
 Park Fletcher
 Distribution
 Center..........    9            $ 2,687   $15,224         $ 1,863      $ 2,736   $17,038      $19,774      $(1,771)
 Plainfield Park
 Distribution
 Center..........    2                885       --            8,460        1,389     7,956        9,345          --
 Shadeland
 Industrial
 Center..........    3                428     2,431             585          429     3,015        3,444         (350)
                         Date of
                      Construction/
   Description         Acquisition
   -----------     -------------------
 Park Fletcher
 Distribution
 Center..........    1994,1995,1996
 Plainfield Park
 Distribution
 Center..........       1997,1998
 Shadeland
 Industrial
 Center..........         1995

Juarez, Mexico
 Salvarcar
 Industrial
 Center..........    3              1,509       --            6,899        2,066     6,342        8,408         (121)
Juarez, Mexico
 Salvarcar
 Industrial
 Center..........         1998

Kansas City,
Kansas/Missouri
 44th Street
 Business Center.    1                143       813             319          143     1,132        1,275         (106)
 Congleton
 Distribution
 Center..........    3                518     2,937             341          518     3,278        3,796         (478)
 Executive Park
 Distribution
 Center..........    1      (d)       258     1,463              42          258     1,505        1,763          (17)
 Lamar
 Distribution
 Center..........    1                323     1,829             529          323     2,358        2,681         (366)
 Macon Bedford
 Distribution
 Center..........    1                304     1,725             389          304     2,114        2,418         (199)
 Platte Valley
 Industrial
 Center..........    11     (d)     3,867    20,017           6,121        4,002    26,003       30,005       (3,050)
 Riverside
 Distribution
 Center..........    5      (d)       533     3,024             731          534     3,754        4,288         (524)
 Riverside
 Industrial
 Center..........    5      (d)     1,012     5,736             372        1,012     6,108        7,120         (850)
 Terrace &
 Lackman
 Distribution
 Center..........    1                285     1,615             432          285     2,047        2,332         (304)
Kansas City,
Kansas/Missouri
 44th Street
 Business Center.         1996
 Congleton
 Distribution
 Center..........         1994
 Executive Park
 Distribution
 Center..........         1998
 Lamar
 Distribution
 Center..........         1994
 Macon Bedford
 Distribution
 Center..........         1996
 Platte Valley
 Industrial
 Center..........       1994,1997
 Riverside
 Distribution
 Center..........         1994
 Riverside
 Industrial
 Center..........         1994
 Terrace &
 Lackman
 Distribution
 Center..........         1994

Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........    2              1,108       --            6,547        1,206     6,449        7,655         (122)
 Hughes Airport
 Center..........    1                876       --            3,331          910     3,297        4,207         (495)
 Las Vegas
 Corporate
 Center..........    7      (f)     4,157       --           21,198        4,763    20,592       25,355       (1,795)
 West One
 Business Center.    4      (d)     2,468    13,985             467        2,468    14,452       16,920       (1,125)
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........         1997
 Hughes Airport
 Center..........         1994
 Las Vegas
 Corporate
 Center..........  1994,1995,1996,1997
 West One
 Business Center.         1996

Los Angeles /
Orange County,
California
 Foothill
 Business Center.    3      (g)     5,530       --           14,305        5,814    14,021       19,835         (338)
 Freeway
 Distribution
 Center..........    3      (g)     3,305    18,729             130        3,305    18,859       22,164         (744)
 Mid-Counties
 Distribution
 Center..........    8      (g)    16,082    15,895          22,801       19,177    35,601       54,778       (2,125)
 North County
 Distribution
 Center..........    2      (g)    16,543       --           22,415       16,374    22,584       38,958       (1,665)
 Ontario
 Distribution
 Center..........    5      (g)     8,085    45,817             369        8,085    46,186       54,271          --
 Pacific Business
 Center..........    5      (g)     4,196       --           21,291        4,379    21,108       25,487         (850)
 Santa Ana
 Distribution
 Center..........    1      (g)       647     3,668              63          647     3,731        4,378         (497)
 Union Pacific
 Distribution
 Center..........    1                559     3,166               6          559     3,172        3,731          --
Los Angeles /
Orange County,
California
 Foothill
 Business Center.       1997,1998
 Freeway
 Distribution
 Center..........         1997
 Mid-Counties
 Distribution
 Center..........    1995,1997,1998
 North County
 Distribution
 Center..........         1996
 Ontario
 Distribution
 Center..........         1998
 Pacific Business
 Center..........       1996,1997
 Santa Ana
 Distribution
 Center..........         1994
 Union Pacific
 Distribution
 Center..........         1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost to                      Gross Amounts At Which Carried as
                                         ProLogis                               of December 31, 1998
                                   -------------------- Costs Capitalized --------------------------------- Accumulated
                    No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description      Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------      ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Louisville,
Kentucky
 Airpark Commerce
 Center...........      3          $ 1,361  $   7,715       $     351     $ 1,361  $   8,066    $   9,427     $   (131)
 Louisville
 Distribution
 Center...........      3            1,298      3,402          10,562       1,329     13,933       15,262         (456)
                     Date of Construction/
   Description            Acquisition
   -----------      ------------------------

Louisville,
Kentucky
 Airpark Commerce
 Center...........            1998
 Louisville
 Distribution
 Center...........       1995,1996,1998

Lyon, France......
 L'Isle d'Abeau
 Distribution
 Center...........      2    (d)     2,495      7,062           7,559       2,652     14,464       17,116         (302)
Lyon, France......
 L'Isle d'Abeau
 Distribution
 Center...........         1997,1998

Memphis, Tennessee
 Airport
 Distribution
 Center...........     14            3,923     22,233           3,917       3,923     26,150       30,073       (2,906)
 Delp
 Distribution
 Center...........      8            2,308     13,079           2,424       2,308     15,503       17,811       (1,756)
 Fred Jones
 Distribution
 Center...........      1              125        707              88         125        795          920         (110)
 Raines
 Distribution
 Center...........      1    (d)     1,635      9,264           2,458       1,635     11,722       13,357         (325)
Memphis, Tennessee
 Airport
 Distribution
 Center...........         1995,1996
 Delp
 Distribution
 Center...........         1995,1997
 Fred Jones
 Distribution
 Center...........            1994
 Raines
 Distribution
 Center...........            1998

Monterrey, Mexico
 Monterrey
 Industrial Park..      5            2,714      3,785           9,015       3,773     11,741       15,514         (407)
 Ojo de Agua
 Industrial
 Center...........      1              983        --            5,438       1,138      5,283        6,421          (15)
Monterrey, Mexico
 Monterrey
 Industrial Park..         1997,1998
 Ojo de Agua
 Industrial
 Center...........            1998

Nashville,
Tennessee
  Bakertown
  Distribution
  Center..........      2              463      2,626             151         463      2,777        3,240         (289)
  I-40 Industrial
  Center..........      3              665      3,774             240         666      4,013        4,679         (479)
  Interchange City
  Distribution
  Center..........      7            3,524     12,585           8,967       4,279     20,797       25,076       (1,359)
  Space Park South
  Distribution
  Center..........     15            3,499     19,830           2,388       3,499     22,218       25,717       (3,071)
Nashville,
Tennessee
  Bakertown
  Distribution
  Center..........            1995
  I-40 Industrial
  Center..........         1995,1996
  Interchange City
  Distribution
  Center..........  1994,1995,1996,1997,1998
  Space Park South
  Distribution
  Center..........            1994

New Jersey / I-95
Corridor
  Brunswick
  Distribution
  Center..........      2              870      4,928           1,451         870      6,379        7,249         (453)
  Clearview
  Distribution
  Center..........      1            2,232     12,648             318       2,232     12,966       15,198         (903)
  Cranbury
  Business Park...      2            3,022        --           20,918       5,361     18,579       23,940          (90)
  Kilmer
  Distribution
  Center..........      4            2,526     14,313             630       2,526     14,943       17,469       (1,100)
  Meadowland
  Industrial
  Center..........      8            5,676     32,167          10,882       5,677     43,048       48,725       (2,094)
  National
  Distribution
  Center..........      2              513      2,908             796         513      3,704        4,217          (58)
New Jersey / I-95
Corridor
  Brunswick
  Distribution
  Center..........            1997
  Clearview
  Distribution
  Center..........            1996
  Cranbury
  Business Park...            1998
  Kilmer
  Distribution
  Center..........            1996
  Meadowland
  Industrial
  Center..........         1996,1998
  National
  Distribution
  Center..........            1998

Oklahoma City,
Oklahoma
  Melcat
  Distribution
  Center..........      1              240      1,363             366         240      1,729        1,969         (237)
  Meridian
  Business Center.      2              195      1,109             563         196      1,671        1,867         (208)
  Oklahoma
  Distribution
  Center..........      3              893      5,082             646         893      5,728        6,621       (1,017)
Oklahoma City,
Oklahoma
  Melcat
  Distribution
  Center..........            1994
  Meridian
  Business Center.            1994
  Oklahoma
  Distribution
  Center..........            1993

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Orlando, Florida
 33rd Street
 Industrial
 Center..........      9  (d)(e)  $ 1,980  $  11,237       $     886     $ 1,980  $  12,123    $  14,103     $ (1,360)
 Chancellor
 Distribution
 Center..........      1              380      2,156           1,077         380      3,233        3,613         (375)
 La Quinta
 Distribution
 Center..........      1              354      2,006             576         354      2,582        2,936         (329)
 Orlando Central
 Park............      3            1,378        --            9,080       1,871      8,587       10,458         (210)
 Titusville
 Industrial
 Center..........      1    (d)       283      1,603              86         283      1,689        1,972         (231)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Orlando, Florida
 33rd Street
 Industrial
 Center..........      1994,1995,1996
 Chancellor
 Distribution
 Center..........           1994
 La Quinta
 Distribution
 Center..........           1994
 Orlando Central
 Park............        1997,1998
 Titusville
 Industrial
 Center..........           1994

Paris, France
 Epone
 Distribution
 Center..........      1              255      3,952             --          255      3,952        4,207          (11)
 Longjumeau
 Distribution
 Center..........      1    (d)     1,233      6,988             663       1,343      7,541        8,884         (166)
 Mitry Mory
 Distribution
 Center..........      1    (d)     1,083      6,137           1,286       1,313      7,193        8,506         (362)
 Oceanie
 Distribution
 Center..........      1    (d)       389      7,068             --          389      7,068        7,457          (39)
Paris, France
 Epone
 Distribution
 Center..........           1998
 Longjumeau
 Distribution
 Center..........           1998
 Mitry Mory
 Distribution
 Center..........           1997
 Oceanie
 Distribution
 Center..........           1998

Phoenix, Arizona
 24th Street
 Industrial
 Center..........      2              503      2,852             288         503      3,140        3,643         (528)
 Alameda
 Distribution
 Center..........      2              820      4,977             318         820      5,295        6,115         (633)
 Hohokam 10
 Industrial
 Center..........      5            2,940        --           11,434       2,941     11,433       14,374         (982)
 I-10 West
 Business Center.      3              263      1,525             147         263      1,672        1,935         (306)
 Kyrene Commons
 Distribution
 Center..........      2              586      2,656           1,251         587      3,906        4,493         (644)
 Kyrene Commons
 South
 Distribution
 Center..........      2            1,096        --            4,338       1,163      4,271        5,434          (49)
 Martin Van Buren
 Distribution
 Center..........      6              572      3,285             448         572      3,733        4,305         (592)
 Papago
 Distribution
 Center..........      1              420      2,383              99         420      2,482        2,902         (392)
 Pima
 Distribution
 Center..........      1              306      1,742             216         306      1,958        2,264         (333)
 Watkins
 Distribution
 Center..........      1              242      1,375             192         243      1,566        1,809         (210)
Phoenix, Arizona
 24th Street
 Industrial
 Center..........           1994
 Alameda
 Distribution
 Center..........        1992,1998
 Hohokam 10
 Industrial
 Center..........           1996
 I-10 West
 Business Center.           1993
 Kyrene Commons
 Distribution
 Center..........        1992,1998
 Kyrene Commons
 South
 Distribution
 Center..........           1998
 Martin Van Buren
 Distribution
 Center..........        1993,1994
 Papago
 Distribution
 Center..........           1994
 Pima
 Distribution
 Center..........           1993
 Watkins
 Distribution
 Center..........           1995

Portland, Oregon
 Argyle
 Distribution
 Center..........      3              946      5,388             448         946      5,836        6,782         (983)
 Columbia
 Distribution
 Center..........      2              550      3,121             192         551      3,312        3,863         (456)
 Jennifer
 Distribution
 Center..........      1              915        --            3,978       1,222      3,671        4,893          (49)
 PDX Corporate
 Center East.....      4    (f)     2,198        --           13,647       3,573     12,272       15,845         (376)
 PDX Corporate
 Center North....      7    (f)     2,405        --           10,648       2,542     10,511       13,053       (1,080)
 The Evergreen
 Park............      4            1,092        --            7,537       1,533      7,096        8,629          --
 Wilsonville
 Corporate
 Center..........      6    (f)     2,963        --           11,548       2,964     11,547       14,511       (1,212)
Portland, Oregon
 Argyle
 Distribution
 Center..........           1993
 Columbia
 Distribution
 Center..........           1994
 Jennifer
 Distribution
 Center..........           1998
 PDX Corporate
 Center East.....        1997,1998
 PDX Corporate
 Center North....        1995,1996
 The Evergreen
 Park............           1997
 Wilsonville
 Corporate
 Center..........        1995,1996


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Reno, Nevada
 Golden Valley
 Distribution
 Center..........      2          $   560  $     --        $   9,306     $ 2,028  $   7,838    $   9,866     $   (344)
 Meredith Kleppe
 Business Center.      5            1,573      8,949           1,068       1,573     10,017       11,590       (1,684)
 Pacific
 Industrial
 Center..........      4            2,501        --           10,651       2,501     10,651       13,152       (1,226)
 Packer Way
 Business Center.      3              458      2,604             499         458      3,103        3,561         (534)
 Packer Way
 Distribution
 Center..........      2              506      2,879             359         506      3,238        3,744         (568)
 Spice Island
 Distribution
 Center..........      1              435      2,466           1,075         435      3,541        3,976         (262)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Reno, Nevada
 Golden Valley
 Distribution
 Center..........        1996,1998
 Meredith Kleppe
 Business Center.           1993
 Pacific
 Industrial
 Center..........        1994,1995
 Packer Way
 Business Center.           1993
 Packer Way
 Distribution
 Center..........           1993
 Spice Island
 Distribution
 Center..........           1996

Reynosa, Mexico
 Del Norte
 Industrial
 Center..........      2              809        --            5,976       1,011      5,774        6,785          (36)
 Reynosa
 Industrial
 Center..........      5            1,810      1,038          10,572       2,076     11,344       13,420         (155)
Reynosa, Mexico
 Del Norte
 Industrial
 Center..........           1998
 Reynosa
 Industrial
 Center..........        1997,1998

Rio Grande
Valley, Texas
 McAllen
 Distribution
 Center..........      1              452        --            6,224         530      6,146        6,676          --
 Rio Grande
 Distribution
 Center..........      5    (d)       527      2,987             660         527      3,647        4,174         (412)
 Rio Grande
 Industrial
 Center..........      8    (d)     2,188     12,399           1,839       2,188     14,238       16,426       (1,659)
 Valley
 Industrial
 Center..........      1              230        --            3,745         363      3,612        3,975         (103)
Rio Grande
Valley, Texas
 McAllen
 Distribution
 Center..........           1998
 Rio Grande
 Distribution
 Center..........           1995
 Rio Grande
 Industrial
 Center..........           1995
 Valley
 Industrial
 Center..........           1997

Rotterdam,
Netherlands
 Eamhaven
 Industrial Park.      2              --       7,562           8,458         --      16,020       16,020         (544)
Rotterdam,
Netherlands
 Eamhaven
 Industrial Park.        1997,1998

Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........      2            1,149        --            8,289       1,149      8,289        9,438         (944)
 Clearfield
 Distribution
 Center..........      2            2,500     14,165             506       2,481     14,690       17,171       (1,505)
 Crossroads
 Corporate
 Center..........      1              816        --            4,940         898      4,858        5,756          --
 Salt Lake
 International
 Distribution
 Center..........      2            1,364      2,792           7,724       1,364     10,516       11,880         (888)
Salt Lake City,
Utah
 Centennial
 Distribution
 Center..........           1995
 Clearfield
 Distribution
 Center..........           1995
 Crossroads
 Corporate
 Center..........           1998
 Salt Lake
 International
 Distribution
 Center..........        1994,1996

San Antonio,
Texas
 10711
 Distribution
 Center..........      2              582      3,301             497         582      3,798        4,380         (633)
 Coliseum
 Distribution
 Center..........      2            1,102      2,380          10,387       1,613     12,256       13,869       (1,665)
 Distribution
 Drive Center....      1              473      2,680             563         473      3,243        3,716         (640)
 Downtown
 Distribution
 Center..........      1              241      1,364             227         241      1,591        1,832         (269)
 I-10 Central
 Distribution
 Center..........      1              223      1,275             178         240      1,436        1,676         (317)
 I-35 Business
 Center..........      4              663      3,773             485         663      4,258        4,921         (800)
 Landmark One
 Distribution
 Center..........      1              341      1,933             315         341      2,248        2,589         (326)
 Macro
 Distribution
 Center..........      1              225      1,282             219         225      1,501        1,726         (294)
San Antonio,
Texas
 10711
 Distribution
 Center..........           1994
 Coliseum
 Distribution
 Center..........        1994,1995
 Distribution
 Drive Center....           1992
 Downtown
 Distribution
 Center..........           1994
 I-10 Central
 Distribution
 Center..........           1992
 I-35 Business
 Center..........           1993
 Landmark One
 Distribution
 Center..........           1994
 Macro
 Distribution
 Center..........           1993

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

 Perrin Creek
 Corporate
 Center..........      6          $ 1,547  $     --        $   9,646     $ 1,635  $   9,558    $  11,193     $   (735)
 San Antonio
 Distribution
 Center I........     13            2,154     12,247           2,842       2,154     15,089       17,243       (3,087)
 San Antonio
 Distribution
 Center II.......      3              969        --            5,693         885      5,777        6,662         (879)
 San Antonio
 Distribution
 Center III......      7            2,042      9,684           3,390       1,709     13,407       15,116         (986)
 Tri-County
 Distribution
 Center..........      1              496        --            5,887         680      5,703        6,383          --
 Woodlake
 Distribution
 Center..........      2              248      1,405              91         248      1,496        1,744         (235)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

 Perrin Creek
 Corporate
 Center..........        1995,1996
 San Antonio
 Distribution
 Center I........      1992,1993,1994
 San Antonio
 Distribution
 Center II.......           1994
 San Antonio
 Distribution
 Center III......        1996,1998
 Tri-County
 Distribution
 Center..........           1997
 Woodlake
 Distribution
 Center..........           1994

San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........      3            3,732        --            9,688       3,773      9,647       13,420         (518)
San Diego,
California
 Carmel Mountain
 Ranch Industrial
 Center..........        1996,1997

Seattle,
Washington
 Andover East
 Business Center.      2              535      3,033             237         535      3,270        3,805         (471)
 Fife Corporate
 Center..........      3            4,059        --            9,859       4,209      9,709       13,918         (622)
 Kent Corporate
 Center..........      2    (f)     2,882      1,987           8,398       3,216     10,051       13,267       (1,234)
 Van Doren's
 Distribution
 Center..........      2    (f)     2,473        --            8,638       2,860      8,251       11,111         (505)
Seattle,
Washington
 Andover East
 Business Center.           1994
 Fife Corporate
 Center..........           1996
 Kent Corporate
 Center..........           1995
 Van Doren's
 Distribution
 Center..........        1995,1997

South Bay (San
Francisco),
California
 Bayside Business
 Center..........      2    (f)     2,088        --            4,454       2,088      4,454        6,542         (300)
 Bayside
 Corporate
 Center..........      7    (f)     4,365        --           15,824       4,365     15,824       20,189       (2,106)
 Bayside Plaza I.     12    (f)     5,212     18,008             625       5,216     18,629       23,845       (3,131)
 Bayside Plaza
 II..............      2    (f)       634        --            2,844         634      2,844        3,478         (666)
 Gateway
 Corporate
 Center..........     11  (d)(f)    7,575     24,746           3,945       7,575     28,691       36,266       (5,057)
 Mowry Business
 Center..........      4            5,933        --           17,579       7,815     15,697       23,512         (362)
 Shoreline
 Business Center.      8    (f)     4,328     16,101             427       4,328     16,528       20,856       (2,779)
 Shoreline
 Business Center
 II..............      2    (f)       922        --            4,589         922      4,589        5,511         (822)
 Spinnaker
 Business Center.     12    (f)     7,043     25,220             947       7,043     26,167       33,210       (4,447)
 Thornton
 Business Center.      5    (d)     3,988     11,706           6,176       3,989     17,881       21,870       (2,478)
 Trimble
 Distribution
 Center..........      5            2,836     16,067             830       2,836     16,897       19,733       (2,792)
South Bay (San
Francisco),
California
 Bayside Business
 Center..........           1996
 Bayside
 Corporate
 Center..........        1995,1996
 Bayside Plaza I.           1993
 Bayside Plaza
 II..............           1994
 Gateway
 Corporate
 Center..........        1993,1996
 Mowry Business
 Center..........        1997,1998
 Shoreline
 Business Center.           1993
 Shoreline
 Business Center
 II..............           1995
 Spinnaker
 Business Center.           1993
 Thornton
 Business Center.        1993,1996
 Trimble
 Distribution
 Center..........           1994

St. Louis,
Missouri
 Earth City
 Industrial
 Center..........      9    (d)     4,468     19,144           6,218       4,493     25,337       29,830         (847)
 Hazelwood
 Distribution
 Center..........      1    (d)       233      1,322              45         233      1,367        1,600          (61)
 Westport
 Distribution
 Center..........      3    (d)       761      4,310             127         761      4,437        5,198         (193)
 Westport Service
 Center..........      2    (d)       486      2,754              46         486      2,800        3,286          --
St. Louis,
Missouri
 Earth City
 Industrial
 Center..........        1997,1998
 Hazelwood
 Distribution
 Center..........           1997
 Westport
 Distribution
 Center..........           1997
 Westport Service
 Center..........           1997


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Tampa, Florida
 Adamo
 Distribution
 Center..........      1          $   105  $     595       $     308     $   105  $     903    $   1,008     $    (76)
 Clearwater
 Distribution
 Center..........      2    (e)        92        524              85          92        609          701          (80)
 Commerce Park
 Distribution
 Center..........      4              811      4,597             369         811      4,966        5,777         (683)
 Eastwood
 Distribution
 Center..........      1    (e)       122        690              88         122        778          900         (106)
 Joe's Creek
 Distribution
 Center..........      2    (e)       161        909             124         160      1,034        1,194         (149)
 Lakeland
 Distribution
 Center..........      1              938      5,313             560         938      5,873        6,811         (885)
 Orchid Lake
 Industrial
 Center..........      1               41        235              12          41        247          288          (34)
 Plant City
 Distribution
 Center..........      1    (e)       206      1,169              64         206      1,233        1,439         (169)
 Sabal Park
 Distribution
 Center..........      7            2,776      6,224          10,401       2,678     16,723       19,401         (525)
 Silo Bend
 Distribution
 Center..........      4    (e)     2,887     16,358             742       2,887     17,100       19,987       (2,270)
 Silo Bend
 Industrial
 Center..........      1    (e)       525      2,975             246         525      3,221        3,746         (446)
 St. Petersburg
 Service Center..      1               35        197              21          35        218          253          (29)
 Tampa East
 Distribution
 Center..........     11    (e)     2,700     15,302           1,850       2,700     17,152       19,852       (2,349)
 Tampa East
 Industrial
 Center..........      2    (e)       332      1,880            (212)        332      1,668        2,000         (289)
 Tampa West
 Distribution
 Center..........     15  (d)(e)    3,273     18,659           2,179       3,383     20,728       24,111       (2,794)
 Tampa West
 Industrial
 Center..........      4    (e)       437        471           5,622         717      5,813        6,530         (380)
 Tampa West
 Service Center..      4    (e)       970      5,501             501         971      6,001        6,972         (828)
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Tampa, Florida
 Adamo
 Distribution
 Center..........           1995
 Clearwater
 Distribution
 Center..........           1994
 Commerce Park
 Distribution
 Center..........           1994
 Eastwood
 Distribution
 Center..........           1994
 Joe's Creek
 Distribution
 Center..........           1994
 Lakeland
 Distribution
 Center..........           1994
 Orchid Lake
 Industrial
 Center..........           1994
 Plant City
 Distribution
 Center..........           1994
 Sabal Park
 Distribution
 Center..........      1996,1997,1998
 Silo Bend
 Distribution
 Center..........           1994
 Silo Bend
 Industrial
 Center..........           1994
 St. Petersburg
 Service Center..           1994
 Tampa East
 Distribution
 Center..........           1994
 Tampa East
 Industrial
 Center..........           1994
 Tampa West
 Distribution
 Center..........        1994,1995
 Tampa West
 Industrial
 Center..........      1994,1996,1998
 Tampa West
 Service Center..           1994

Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........      1              340      1,924             192         340      2,116        2,456         (304)
 70th East
 Distribution
 Center..........      1              129        733             248         129        981        1,110         (123)
 East 55th Street
 Distribution
 Center..........      1    (e)       210      1,191              83         210      1,274        1,484         (179)
 Expressway
 Distribution
 Center..........      4              573      3,280             670         573      3,950        4,523         (727)
 Henshaw
 Distribution
 Center..........      3              500      2,829             152         499      2,982        3,481         (424)
Tulsa, Oklahoma
 52nd Street
 Distribution
 Center..........           1994
 70th East
 Distribution
 Center..........           1994
 East 55th Street
 Distribution
 Center..........           1994
 Expressway
 Distribution
 Center..........           1993
 Henshaw
 Distribution
 Center..........           1994

Warsaw, Poland
 Warsaw
 Industrial
 Center..........      4            2,668     30,682             --          967     32,383       33,350         (728)
Warsaw, Poland
 Warsaw
 Industrial
 Center..........           1998

Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........      2            2,320        --            9,236       2,360      9,196       11,556         (376)
 Ardmore
 Distribution
 Center..........      3            1,431      8,110             392       1,431      8,502        9,933       (1,140)
 Ardmore
 Industrial
 Center..........      2              984      5,581             285         985      5,865        6,850         (788)
 Chantilly
 Distribution
 Center..........      1              592        --            5,716       1,235      5,073        6,308         (165)
 Concorde
 Industrial
 Center..........      4            1,538      8,717             641       1,538      9,358       10,896       (1,098)
Washington,
D.C./Baltimore
 Airport Commons
 Distribution
 Center..........           1997
 Ardmore
 Distribution
 Center..........           1994
 Ardmore
 Industrial
 Center..........           1994
 Chantilly
 Distribution
 Center..........           1997
 Concorde
 Industrial
 Center..........           1995

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost to                      Gross Amounts At Which Carried as
                                         ProLogis                               of December 31, 1998
                                   -------------------- Costs Capitalized --------------------------------- Accumulated
                    No. of Encum-           Building &     Subsequent              Building &               Depreciation
    Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
    -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

 De Soto Business
 Park..............     5          $ 1,774  $  10,055       $   3,261     $ 1,774  $  13,316    $  15,090     $ (1,298)
 Eisenhower
 Industrial
 Center............     3            1,240      7,025           1,368       1,240      8,393        9,633       (1,121)
 Fleet
 Distribution
 Center............     8            3,198     18,121             921       3,198     19,042       22,240       (1,893)
 Gateway
 Distribution
 Center............     3              774        --            6,835       1,402      6,207        7,609         (107)
 Hampton Central
 Distribution
 Center............     2            1,769        --            9,832       2,248      9,353       11,601         (449)
 Meadowridge
 Distribution
 Center............     1            1,757        --            5,714       1,896      5,575        7,471         (175)
 Patapsco
 Distribution
 Center............     1              270      1,528           1,072         270      2,600        2,870         (239)
 Sunnyside
 Industrial
 Center............     3            1,541      8,733           1,333       1,541     10,066       11,607       (1,335)
Other Markets......     8    (e)     1,619      8,635           8,789       1,716     17,327       19,043         (957)
                    -----          -------  ---------       ---------     -------  ---------    ---------     --------
   Total Operating
   Properties...... 1,099          483,056  1,637,702       1,128,248     517,803  2,731,203    3,249,006     (254,288)
                    -----          -------  ---------       ---------     -------  ---------    ---------     --------
Land Under
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............                    --         --               86          86        --            86          --
                    Date of Construction/
    Description          Acquisition
    -----------     ----------------------

 De Soto Business
 Park..............          1996
 Eisenhower
 Industrial
 Center............          1994
 Fleet
 Distribution
 Center............          1996
 Gateway
 Distribution
 Center............          1998
 Hampton Central
 Distribution
 Center............       1996, 1997
 Meadowridge
 Distribution
 Center............          1998
 Patapsco
 Distribution
 Center............          1995
 Sunnyside
 Industrial
 Center............          1994
Other Markets...... 1991, 1994, 1996, 1998
   Total Operating
   Properties......
Land Under
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............          1998

Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.........                  1,616        --              686       2,302        --         2,302          --
 Cobb Place
 Distribution
 Center............                  1,579        --              413       1,992        --         1,992          --
Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.........       1997, 1998
 Cobb Place
 Distribution
 Center............          1998

Austin, Texas
 Walnut Creek
 Corporate Center..                    857        --               54         911        --           911          --
Austin, Texas
 Walnut Creek
 Corporate Center..       1994, 1996

Charlotte, North
Carolina
 Charlotte
 Distribution
 Center South......                    312        --              648         960        --           960          --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center South......          1997

Chicago, Illinois
 Bloomingdale 100
 Business Center...                    940        --              560       1,500        --         1,500          --
Chicago, Illinois
 Bloomingdale 100
 Business Center...          1997

Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center............                    479        --              254         733        --           733          --
 Union Center
 Commerce Park.....                  2,442        --              338       2,780        --         2,780          --
Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center............          1997
 Union Center
 Commerce Park.....          1998

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center............                    285        --               32         317        --           317          --
 International
 Street Commerce
 Center............                    220        --               13         233        --           233          --
Columbus, Ohio
 Capital Park
 South
 Distribution
 Center............          1998
 International
 Street Commerce
 Center............          1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........                 $   961  $     --         $  113       $ 1,074  $     --      $ 1,074      $    --
 Great Southwest
 Distribution
 Center..........                   2,330        --             58         2,388        --        2,388           --
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Dallas/Fort
Worth, Texas
 Dallas Corporate
 Center..........           1995
 Great Southwest
 Distribution
 Center..........           1997

Denver, Colorado
 Coors Technology
 Center..........                   1,222        --             65         1,287        --        1,287           --
 Denver Business
 Center..........                     457        --             43           500        --          500           --
 Peoria
 Distribution
 Center..........                   1,363        --            272         1,635        --        1,635           --
Denver, Colorado
 Coors Technology
 Center..........           1998
 Denver Business
 Center..........           1997
 Peoria
 Distribution
 Center..........           1997

Fort
Lauderdale/Miami,
Florida
 CenterPort
 Distribution
 Center..........                   1,008        --            182         1,190        --        1,190           --
Fort
Lauderdale/Miami,
Florida
 CenterPort
 Distribution
 Center..........           1998

Houston, Texas
 Jersey Village
 Corporate
 Center..........                   1,536        --            516         2,052        --        2,052           --
 West by
 Northwest
 Industrial
 Center..........                     277        --             41           318        --          318           --
 World Houston
 Distribution
 Center..........                     425        --             40           465        --          465           --
Houston, Texas
 Jersey Village
 Corporate
 Center..........           1998
 West by
 Northwest
 Industrial
 Center..........           1998
 World Houston
 Distribution
 Center..........           1998

Juarez, Mexico
 Salvacar
 Industrial
 Center..........                     176        --             65           241        --          241           --
Juarez, Mexico
 Salvacar
 Industrial
 Center..........           1997

London, England
 Beavers Lane
 Distribution
 Center..........                  19,895        --            (77)       19,818        --       19,818           --
London, England
 Beavers Lane
 Distribution
 Center..........           1998

Los
Angeles/Orange
County,
California
 Foothills
 Distribution
 Center..........                   1,070        --            118         1,188        --        1,188           --
Los
Angeles/Orange
County,
California
 Foothills
 Distribution
 Center..........           1996

Louisville,
Kentucky
 Airpark Commerce
 Center..........                     175        --             47           222        --          222           --
 Riverport
 Distribution
 Center..........                     396        --             85           481        --          481           --
Louisville,
Kentucky
 Airpark Commerce
 Center..........           1998
 Riverport
 Distribution
 Center..........           1996

Lyon, France
 Isle d'Abeau
 Distribution
 Center..........                     739        --            147           886        --          886           --
Lyon, France
 Isle d'Abeau
 Distribution
 Center..........           1998

Memphis,
Tennessee
 Memphis
 Industrial Park.                     890        --          1,055         1,945        --        1,945           --
Memphis,
Tennessee
 Memphis
 Industrial Park.           1997

Monterrey, Mexico
 Monterrey
 Industrial
 Center II.......                   1,662        --          1,929         3,591        --        3,591           --
Monterrey, Mexico
 Monterrey
 Industrial
 Center II.......           1998

New Jersey/I-95
Corridor
 Cranbury
 Business Park...                     998        --            877         1,875        --        1,875           --
 Mahwah
 Distribution
 Center..........                   1,247        --          1,913         3,160        --        3,160           --
New Jersey/I-95
Corridor
 Cranbury
 Business Park...           1997
 Mahwah
 Distribution
 Center..........           1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                      Initial Cost to                      Gross Amounts At Which Carried as
                                          ProLogis                               of December 31, 1998
                                    -------------------- Costs Capitalized --------------------------------- Accumulated
                     No. of Encum-           Building &     Subsequent              Building &               Depreciation
    Description      Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
    -----------      ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Orlando, Florida
 Orlando Corporate
 Center............                 $ 1,118  $     --         $   315      $ 1,433  $     --     $   1,433     $    --
                     Date of Construction/
    Description           Acquisition
    -----------      ----------------------

Orlando, Florida
 Orlando Corporate
 Center............           1996

Portland, Oregon
 PDX Corporate
 Center East.......                     769        --             248        1,017        --         1,017          --
Portland, Oregon
 PDX Corporate
 Center East.......           1997

Reynosa, Mexico
 Reynosa
 Industrial Center
 III...............                     549        --             (26)         523        --           523          --
Reynosa, Mexico
 Reynosa
 Industrial Center
 III...............           1998

Salt Lake City,
Utah
 Crossroads
 Corporate Center..                     441        --              44          485        --           485          --
 Salt Lake
 International
 Distribution
 Center............                     528        --              54          582        --           582          --
San Antonio, Texas
 San Antonio
 Distribution
 Center III........                     497        --             496          993        --           993          --
Salt Lake City,
Utah
 Crossroads
 Corporate Center..           1996
 Salt Lake
 International
 Distribution
 Center............           1998
San Antonio, Texas
 San Antonio
 Distribution
 Center III........           1998

Seattle, Washington
 Van Doren's
 Distribution
 Center............           (f)     1,190        --              58        1,248        --         1,248          --
Seattle, Washington
 Van Doren's
 Distribution
 Center............           1998

Tijuana, Mexico
 Tijuana
 Industrial
 Center............                   2,364        --             629        2,993        --         2,993          --
Tijuana, Mexico
 Tijuana
 Industrial
 Center............           1998

Warsaw, Poland
 Blonie Industrial
 Park..............                   2,237        --            (544)       1,693        --         1,693          --
Warsaw, Poland
 Blonie Industrial
 Park..............           1998

Washington
D.C./Baltimore
 Hampton Central
 Distribution
 Center............                     865        --           1,485        2,350        --         2,350          --
                                    -------  ---------        -------      -------  ---------    ---------     --------
   Total Land Under
   Development.....                  56,115        --          13,332       69,447        --        69,447          --
                                    -------  ---------        -------      -------  ---------    ---------     --------
Land Held for
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............                   3,543        --             253        3,796        --         3,796          --
 Venlo
 Distribution
 Center............                   1,373        --             268        1,641        --         1,641          --
Washington
D.C./Baltimore
 Hampton Central
 Distribution
 Center............           1994
   Total Land Under
   Development.....
Land Held for
Development
Amsterdam,
Netherlands
 Schiphol
 Distribution
 Center............           1998
 Venlo
 Distribution
 Center............           1998


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.......                 $   954  $     --         $  468       $ 1,422  $     --       $1,422      $    --
 Atlanta West
 Distribution
 Center..........                     713        --             39           752        --          752           --
 Breckenridge
 Distribution
 Center..........                   4,147        --          1,145         5,292        --        5,292           --
 Riverside
 Distribution
 Center..........                   1,107        --             96         1,203        --        1,203           --
                   Date of Construction/
   Description          Acquisition
   -----------     ----------------------

Atlanta, Georgia
 Atlanta NE at
 Sugarloaf.......           1997
 Atlanta West
 Distribution
 Center..........           1994
 Breckenridge
 Distribution
 Center..........           1997
 Riverside
 Distribution
 Center..........           1996

Austin, Texas
 Corridor Park
 Corporate
 Center..........                   1,289        --             82         1,371        --        1,371           --
 Southpark
 Corporate
 Center..........                     525        --             64           589        --          589           --
 Walnut Creek
 Corporate
 Center..........                     227        --            (52)          175        --          175           --
Austin, Texas
 Corridor Park
 Corporate
 Center..........           1994
 Southpark
 Corporate
 Center..........           1996
 Walnut Creek
 Corporate
 Center..........        1994, 1996

Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........                     895        --            503         1,398        --        1,398           --
 Charlotte
 Distribution
 Center South....                     663        --          1,029         1,692        --        1,692           --
 Interstate North
 Business Park...                     343        --              8           351        --          351           --
Charlotte, North
Carolina
 Charlotte
 Distribution
 Center..........     1994, 1995, 1996
 Charlotte
 Distribution
 Center South....           1997
 Interstate North
 Business Park...           1997

Chicago, Illinois
 Bloomingdale 100
 Business Center.                   4,857        --          1,925         6,782        --        6,782           --
 O'Hare Cargo
 Distribution
 Center..........                   8,949        --          3,610        12,559        --       12,559           --
 Remington Lakes
 Business Park...                   3,236        --            296         3,532        --        3,532           --
Chicago, Illinois
 Bloomingdale 100
 Business Center.           1997
 O'Hare Cargo
 Distribution
 Center..........        1996, 1997
 Remington Lakes
 Business Park...           1997

Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center..........                     375        --            189           564        --          564           --
 Princeton
 Distribution
 Center..........           (d)       436        --            (52)          384        --          384           --
 Union Center
 Commerce Park...                   2,276        --            352         2,628        --        2,628           --
Cincinnati, Ohio
 Airpark
 International
 Distribution
 Center..........           1997
 Princeton
 Distribution
 Center..........           1996
 Union Center
 Commerce Park...           1997

                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                    Initial Cost to                      Gross Amounts At Which Carried as
                                        ProLogis                               of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........                 $ 1,505  $     --         $  833       $ 2,338  $     --       $2,338      $    --
 International
 Street Commerce
 Center..........                     101        --            (3)            98        --           98           --
                      Date of Construction/
   Description             Acquisition
   -----------     ----------------------------

Columbus, Ohio
 Capital Park
 South
 Distribution
 Center..........  1994, 1995, 1996, 1997, 1998
 International
 Street Commerce
 Center..........              1996

Dallas/Fort
Worth, Texas
 Great Southwest
 Industrial
 Center I........                     492        --             26           518        --          518           --
 Royal Lane
 Distribution
 Center..........                   3,220        --             38         3,258        --        3,258           --
Dallas/Fort
Worth, Texas
 Great Southwest
 Industrial
 Center I........              1996
 Royal Lane
 Distribution
 Center..........              1997

Denver, Colorado
 Denver Business
 Center Land.....                     799        --            --            799        --          799           --
 Downing
 Distribution
 Center..........                   3,487        --             52         3,539        --        3,539           --
 Upland
 Distribution
 Center I........                   1,647        --             47         1,694        --        1,694           --
Denver, Colorado
 Denver Business
 Center Land.....              1998
 Downing
 Distribution
 Center..........              1998
 Upland
 Distribution
 Center I........           1994, 1997

El Paso, Texas
 Northwestern
 Corporate
 Center..........                   2,629        --          5,191         7,820        --        7,820           --
 Vista Corporate
 Center..........                     351        --            123           474        --          474           --
 Vista Del Sol
 Industrial
 Center..........                   1,727        --            273         2,000        --        2,000           --
El Paso, Texas
 Northwestern
 Corporate
 Center..........           1991, 1992
 Vista Corporate
 Center..........              1993
 Vista Del Sol
 Industrial
 Center..........           1994, 1996

Fort
Lauderdale/Miami,
Florida
 Center Port
 Land............                   1,008        --            169         1,177        --        1,177           --
 Port 95
 Distribution
 Center I........                   2,505        --            280         2,785        --        2,785           --
Fort
Lauderdale/Miami,
Florida
 Center Port
 Land............              1998
 Port 95
 Distribution
 Center I........              1996

Houston, Texas
 Jersey Village
 Corporate
 Center..........                   3,217        --            918         4,135        --        4,135           --
 West by
 Northwest
 Industrial
 Center..........                   1,263        --            101         1,364        --        1,364           --
Houston, Texas
 Jersey Village
 Corporate
 Center..........              1997
 West by
 Northwest
 Industrial
 Center..........              1993


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                     Initial Cost                       Gross Amounts At Which Carried
                                     to ProLogis                           as of December 31, 1998
                                  ------------------ Costs Capitalized -------------------------------- Accumulated
                   No. of Encum-         Building &     Subsequent             Building &               Depreciation
   Description     Bldgs. brances Land  Improvements  to Acquisition    Land  Improvements Total (a)(b)     (c)
   -----------     ------ ------- ----- ------------ ----------------- ------ ------------ ------------ ------------
Indianapolis,
Indiana
 Lebanon Commerce
 Park Land.......                 $ 827     $--           $  263       $1,090     $--         $1,090        $--
 North by
 Northeast
 Distribution
 Center..........                   435      --               56          491      --            491         --
 North Plainfield
 Park............                   849      --               87          936      --            936         --
 Plainfield Park
 Distribution
 Center..........                 1,082      --              557        1,639      --          1,639         --
                       Date of
                    Construction/
   Description       Acquisition
   -----------     ----------------
Indianapolis,
Indiana
 Lebanon Commerce
 Park Land.......        1998
 North by
 Northeast
 Distribution
 Center..........        1994
 North Plainfield
 Park............        1998
 Plainfield Park
 Distribution
 Center..........        1996

Juarez, Mexico
 Salvacar
 Industrial Park.                 2,484      --              796        3,280      --          3,280         --
Juarez, Mexico
 Salvacar
 Industrial Park.        1997

Kansas City,
Missouri
 Executive Park..                 1,266      --              203        1,469      --          1,469         --
Kansas City,
Missouri
 Executive Park..        1998

Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........                 2,845      --              164        3,009      --          3,009         --
 Hughes Airport
 Center..........                   263      --               11          274      --            274         --
 Las Vegas
 Corporate
 Center..........           (f)   5,068      --              519        5,586      --          5,586         --
Las Vegas, Nevada
 Black Mountain
 Distribution
 Center..........     1995, 1996
 Hughes Airport
 Center..........        1997
 Las Vegas
 Corporate
 Center..........  1993, 1995, 1997

Lille, France
 Lesquin Gris
 Land............                 1,268      --                7        1,275      --          1,275         --
Lille, France
 Lesquin Gris
 Land............        1998

Los Angeles /
Orange County,
California
 Foothills
 Business Center.                 6,577      --              (85)       6,492      --          6,492         --
 Mid-Counties
 Distribution
 Center..........                 8,828      --               21        8,849      --          8,849         --
Los Angeles /
Orange County,
California
 Foothills
 Business Center.     1995, 1996
 Mid-Counties
 Distribution
 Center..........        1997

Louisville,
Kentucky
 Airpark Commerce
 Center..........                   700      --                2          702      --            702         --
 Riverport
 Distribution
 Center..........                   218      --               (9)         209      --            209         --
 Riverport
 Distribution
 Center II.......                   796      --               33          829      --            829         --
Louisville,
Kentucky
 Airpark Commerce
 Center..........        1998
 Riverport
 Distribution
 Center..........        1998
 Riverport
 Distribution
 Center II.......        1998

Memphis,
Tennessee
 Memphis
 Industrial Park.                 1,673      --            1,803        3,476      --          3,476         --
Memphis,
Tennessee
 Memphis
 Industrial Park.        1997

Monterrey, Mexico
 Monterrey
 Industrial Park
 II..............                 1,151      --              645        1,796      --          1,796         --
 Ojo de Aqua
 Industrial
 Center..........                   649      --               45          694      --            694         --
Monterrey, Mexico
 Monterrey
 Industrial Park
 II..............        1998
 Ojo de Aqua
 Industrial
 Center..........        1998

Nashville,
Tennessee
 Nashville/l-24
 Distribution
 Center..........                   776      --            2,497        3,273      --          3,273         --
Nashville,
Tennessee
 Nashville/l-24
 Distribution
 Center..........        1996


                                PROLOGIS TRUST

                               December 31, 1998
                                (In thousands)

                                      Initial Cost                        Gross Amounts At Which Carried
                                      to ProLogis                             as of December 31, 1998
                                  -------------------- Costs Capitalized --------------------------------- Accumulated
                   No. of Encum-           Building &     Subsequent              Building &               Depreciation
   Description     Bldgs. brances  Land   Improvements  to Acquisition    Land   Improvements Total (a)(b)     (c)
   -----------     ------ ------- ------- ------------ ----------------- ------- ------------ ------------ ------------
New Jersey / I-95
Corridor
 Cranbury
 Business Park...                 $ 2,137     $--           $1,299       $ 3,436     $--        $ 3,436        $--
 Meadowland
 Industrial
 Center..........                   1,600      --                2         1,602      --          1,602         --
                      Date of
                   Construction/
   Description      Acquisition
   -----------     -------------
New Jersey / I-95
Corridor
 Cranbury
 Business Park...      1997
 Meadowland
 Industrial
 Center..........      1997

Orlando, Florida
 Orlando
 Corporate
 Center..........                   2,116      --              468         2,584      --          2,584         --
Orlando, Florida
 Orlando
 Corporate
 Center..........      1996

Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........                   1,278      --               22         1,300      --          1,300         --
Phoenix, Arizona
 Kyrene Commons
 Distribution
 Center..........   1992, 1996

Portland, Oregon
 Jennifer
 Distribution
 Center..........                   2,935      --              985         3,920      --          3,920         --
Portland, Oregon
 Jennifer
 Distribution
 Center..........      1997

Reno, Nevada
 Damonte Ranch...                  10,528      --            1,196        11,724      --         11,724         --
 Golden Valley
 Distribution
 Center..........                     347      --              659         1,006      --          1,006         --
Reno, Nevada
 Damonte Ranch...      1998
 Golden Valley
 Distribution
 Center..........      1995

Reynosa, Mexico
 Reynosa
 Industrial
 Center..........                     587      --                2           589      --            589         --
 Reynosa
 Industrial
 Center III......                   1,533      --              (74)        1,459      --          1,459         --
Reynosa, Mexico
 Reynosa
 Industrial
 Center..........      1997
 Reynosa
 Industrial
 Center III......      1998

Rio Grande
Valley, Texas
 Rio Grande
 Distribution
 Center..........                     429      --               10           439      --            439         --
Rio Grande
Valley, Texas
 Rio Grande
 Distribution
 Center..........      1995

Salt Lake City,
Utah
 Clearfield
 Industrial
 Center..........                     125      --               13           138      --            138         --
 Crossroads
 Distribution
 Center..........                   1,469      --              137         1,606      --          1,606         --
 Salt Lake
 Industrial
 Center..........                     746      --              433         1,179      --          1,179         --
 Salt Lake
 Industrial
 Center II.......                     634      --               17           651      --            651         --
Salt Lake City,
Utah
 Clearfield
 Industrial
 Center..........      1997
 Crossroads
 Distribution
 Center..........      1996
 Salt Lake
 Industrial
 Center..........   1994, 1995
 Salt Lake
 Industrial
 Center II.......      1995

San Antonio,
Texas
 Coliseum
 Distribution
 Center..........                     611      --              327           938      --            938         --
 Landmark One
 Distribution
 Center..........                     127      --                5           132      --            132         --
 Perrin Creek
 Corporate
 Center..........                   2,637      --              193         2,830      --          2,830         --
 San Antonio
 Distribution
 Center III......                     458      --               66           524      --            524         --
San Antonio,
Texas
 Coliseum
 Distribution
 Center..........      1994
 Landmark One
 Distribution
 Center..........      1997
 Perrin Creek
 Corporate
 Center..........      1996
 San Antonio
 Distribution
 Center III......      1996

Seattle,
Washington
 Port of Tacoma
 (Carr-
 Gottstein)......                   1,540      --              485         2,025      --          2,025         --
Seattle,
Washington
 Port of Tacoma
 (Carr-
 Gottstein)......      1998


                                PROLOGIS TRUST

      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Concluded)

                               December 31, 1998
                                (In thousands)

                                        Initial Cost                          Gross Amounts At Which Carried
                                         to ProLogis                             as of December 31, 1998
                                    --------------------- Costs Capitalized ---------------------------------- Accumulated
                     No. of Encum-            Building &     Subsequent               Building &               Depreciation
    Description      Bldgs. brances   Land   Improvements  to Acquisition     Land   Improvements Total (a)(b)     (c)
    -----------      ------ ------- -------- ------------ ----------------- -------- ------------ ------------ ------------
St. Louis, Missouri
 Earth City
 Industrial
 Center............                 $  1,282  $      --      $       33     $  1,315  $      --    $    1,315   $     --
                        Date of
                     Construction/
    Description       Acquisition
    -----------      -------------
St. Louis, Missouri
 Earth City
 Industrial
 Center............      1998

Tampa, Florida
 Sabal Park
 Distribution
 Center............                    1,800         --             366        2,166         --         2,166         --
 Tampa East
 Distribution
 Center............                    2,810         --            (184)       2,626         --         2,626         --
Tampa, Florida
 Sabal Park
 Distribution
 Center............   1995, 1997
 Tampa East
 Distribution
 Center............      1994

Tijuana, Mexico
 Tijuana
 Industrial
 Center............                    5,977         --             951        6,928         --         6,928         --
Tijuana, Mexico
 Tijuana
 Industrial
 Center............      1998

Warsaw, Poland
 Blonie Industrial
 Park..............                    1,118         --             937        2,055         --         2,055         --
Warsaw, Poland
 Blonie Industrial
 Park..............      1998

Washington,
D.C./Baltimore
 Meadowridge
 Distribution
 Center............                    3,390         --             735        4,125         --         4,125         --
                                    --------  ----------     ----------     --------  ----------   ----------   ---------
   Total Land Held
   for Development.                  145,828         --          34,968      180,796         --       180,796         --
                                    --------  ----------     ----------     --------  ----------   ----------   ---------
   Grand Total.....                 $684,999  $1,637,702     $1,176,548     $768,046  $2,731,203   $3,499,249   $(254,288)
                                    ========  ==========     ==========     ========  ==========   ==========   =========
Washington,
D.C./Baltimore
 Meadowridge
 Distribution
 Center............      1996
   Total Land Held
   for Development.
   Grand Total.....

                                PROLOGIS TRUST

                             NOTE TO SCHEDULE III

                            As of December 31, 1998

(a) Reconciliation of total cost to balance sheet caption as of December 31, 1998 (in thousands):

      Total per Schedule III...................................... $3,499,249
      Facilities under development (excluding cost of land).......    140,223
      Capitalized preacquisition costs............................     18,028
                                                                   ----------
          Total real estate....................................... $3,657,500(h)
                                                                   ==========

(b) The aggregate cost for federal income tax purposes was approximately $3,428,712,000.

(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).

(d) $416,347,000 of these facilities secure $184,964,000 of mortgage notes. Subsequent to December 31, 1998, the mortgage notes were increased by $84,000,000.

(e) $66,163,000 of these facilities secure $31,559,000 of securitized debt.

(f) $242,414,000 of these facilities secure $11,281,000 of assessment bonds.

(g) Subsequent to December 31, 1998, $216,237,000 of these facilities will secure $182,000,000 of mortgage notes.

(h) A summary of activity for real estate and accumulated depreciation as of December 31, 1998 is as follows (in thousands):

      Real estate:
        Balance at beginning of year................................ $3,006,236
        Additions:
          Acquisitions and completions of operating facilities......    407,866
          Improvements to operating facilities......................    277,730
        Dispositions................................................    (65,370)
        Change in facilities under development balance..............     25,729
        Change in capitalized preacquisition costs balance..........      5,309
                                                                     ----------
        Balance at end of year...................................... $3,657,500
                                                                     ==========
      Accumulated depreciation:
        Balance at beginning of year................................ $  171,525
        Depreciation expense........................................     85,001
        Accumulated depreciation associated with dispositions.......     (2,238)
                                                                     ----------
        Balance at end of year...................................... $  254,288
                                                                     ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of SECURITY CAPITAL
U.S. REALTY

     In our opinion, the consolidated statements of net assets (including the schedules of investments) at 31 December 1998 and 1997 and the related consolidated statements of operations, of cash flows, of changes in net assets and of changes in shares outstanding, and the consolidated financial highlights present fairly, in all material respects, the financial position of SECURITY CAPITAL U.S. REALTY (the "Company") and its subsidiaries for each of the three years ended 31 December 1998, 1997, and 1996, in conformity with accounting principles generally accepted in the United States. These financial statements and financial highlights (hereafter collectively referred to as "financial statements") are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with International Standards on Auditing, which are substantially equivalent to auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE SARL

Luxembourg
10 March 1999

                          SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF NET ASSETS

                          At 31 December 1998 and 1997
                 (in thousands U.S. $ except per share amounts)
                                    Audited

                                                               1998        1997
                                                            ----------  ----------
ASSETS
Strategic investment positions at value:
  CarrAmerica (Cost $699,851; $636,387, respectively).....  $  686,482  $  838,343
  City Center Retail (Cost $304,035; $83,665,
   respectively)..........................................     304,035      83,300
  CWS Communities (Cost $153,563; $92,600, respectively)..     153,563      91,646
  Pacific Retail (Cost $524,038; $523,459, respectively)..     501,805     610,811
  Regency (Cost $235,750; $225,695, respectively).........     260,775     312,438
  Storage USA (Cost $394,272; $348,444, respectively).....     380,178     422,265
  Urban Growth Property (Cost $181,082; $17,703,
   respectively)..........................................     181,082      17,241
Special opportunity positions at value:
  Security Capital Group Incorporated (Cost $165,000;
   $165,000, respectively)................................     116,245     165,000
  Other special opportunity positions (Cost $314,031;
   $282,708, respectively)................................     262,480     352,010
                                                            ----------  ----------
Total investments.........................................  $2,846,645  $2,893,054
Cash and cash equivalents.................................       2,994       1,970
Accounts receivable and other.............................      23,989       6,796
                                                            ----------  ----------
TOTAL ASSETS..............................................  $2,873,628  $2,901,820
                                                            ----------  ----------
LIABILITIES
Accounts payable and accrued expenses.....................  $   13,497  $   12,382
Taxes payable.............................................       1,306       1,018
Line of credit............................................     262,500     130,000
Convertible notes.........................................     369,940         --
                                                            ----------  ----------
TOTAL LIABILITIES.........................................  $  647,243  $  143,400
                                                            ----------  ----------
TOTAL NET ASSETS (SHAREHOLDERS' EQUITY)...................  $2,226,385  $2,758,420
                                                            ==========  ==========
Authorised 500,000,000 shares of $2.00 par value,
 173,123,743 shares
issued and outstanding at 31 December 1998 and 31 December
 1997.....................................................  $  346,247  $  346,247
Legal reserve.............................................      30,375      27,304
Share premium account.....................................   1,749,158   1,749,598
                                                            ----------  ----------
PAID-IN CAPITAL...........................................  $2,125,780  $2,123,149
Undistributed net operating income........................  $  148,152  $   73,324
Accumulated net realised gain.............................      77,431      44,553
Unrealised (depreciation)/appreciation on strategic
 investment and special opportunity positions.............    (124,978)    517,394
                                                            ----------  ----------
SHAREHOLDERS' EQUITY......................................  $2,226,385  $2,758,420
                                                            ==========  ==========
Net Asset Value per share.................................  $    12.86  $    15.93

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended 31 December 1998, 1997 and 1996
                 (in thousands U.S. $ except per share amounts)
                                    Audited

                                                      1998       1997     1996
                                                    ---------  -------- --------
REVENUES
Dividends from strategic investment positions (net
 of withholding tax--Note 9):
  CarrAmerica.....................................  $  44,117  $ 35,262 $ 11,552
  CWS Communities.................................      4,593       --       --
  Pacific Retail..................................     39,012    18,372    8,123
  Regency.........................................     17,569     9,742      658
  Storage USA.....................................     25,136    20,859    7,408
  Urban Growth Property...........................      3,659       --       --
                                                    ---------  -------- --------
                                                    $ 134,086  $ 84,235 $ 27,741
Dividends from special opportunity positions (net
 of withholding tax--Note 9)......................     18,032    14,981    4,422
                                                    ---------  -------- --------
                                                    $ 152,118  $ 99,216 $ 32,163
Interest income from affiliate....................      3,575     2,896      504
Interest income from non-affiliate and other in-
 come.............................................      1,132       805    2,169
                                                    ---------  -------- --------
TOTAL REVENUES....................................  $ 156,825  $102,917 $ 34,836
                                                    ---------  -------- --------
EXPENSES
Operating advisor fees (Note 8)...................  $  35,220  $ 24,632 $  8,041
Custodian fees....................................        459       470      318
Directors fees....................................        103        85       57
Professional expenses.............................      1,843       810    1,023
Administrative expenses...........................      2,057     1,159      845
Amortisation of convertible notes deferred costs..        959       --       --
Amortisation of formation expenses................        --        --     1,654
Formation expenses................................        --        --       172
Taxes.............................................      2,429     1,857      628
Line of credit arrangement and commitment fees....      2,561     2,259    2,991
Interest on line of credit........................     18,434    11,336    6,168
Interest on convertible notes.....................     14,861       --       --
                                                    ---------  -------- --------
TOTAL EXPENSES....................................  $  78,926  $ 42,608 $ 21,897
                                                    ---------  -------- --------
NET OPERATING INCOME..............................  $  77,899  $ 60,309 $ 12,939
NET REALISED AND UNREALISED (LOSS)/GAIN ON STRATE-
 GIC
INVESTMENT AND SPECIAL OPPORTUNITY POSITIONS
Net realised gain on special opportunity posi-
 tions............................................  $  32,878  $ 41,073 $  3,480
Net (decrease)/increase in appreciation on strate-
 gic investment and
special opportunity positions.....................   (642,372)  264,974  252,294
                                                    ---------  -------- --------
NET (LOSS)/GAIN ON STRATEGIC INVESTMENT AND
SPECIAL OPPORTUNITY POSITIONS.....................  $(609,494) $306,047 $255,774
                                                    ---------  -------- --------
(DECREASE)/INCREASE IN NET ASSETS RESULTING FROM
 OPERATIONS.......................................  $(531,595) $366,356 $268,713
                                                    =========  ======== ========

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended 31 December 1998, 1997 and 1996
                 (in thousands U.S. $ except per share amounts)
                                    Audited

                                            1998        1997         1996
                                          ---------  -----------  -----------
Operating Activities:
(Decrease)/Increase in net assets
 resulting from operations............... $(531,595) $   366,356  $   268,713
Adjustments to reconcile
 (decrease)/increase in net assets
 resulting from operations to net cash
 provided by operating activities:
  Movement in unrealised gain............   642,372     (264,974)    (252,294)
  Movement in accretion on convertible
   notes.................................     9,387          --           --
  Movement in convertible notes deferred
   costs.................................       959          --           --
  Amortisation of formation expenses.....       --           --         1,654
  Changes in operating assets and
   liabilities:
    Accounts receivable and other........   (10,266)       1,498       (8,289)
    Interest receivable from affiliate...       --           366         (366)
    Accounts payable and accrued
     expenses............................      (256)       2,488        2,426
    Operating advisor fees payable.......     1,371        4,629        2,594
    Taxes payable........................       286          625          386
                                          ---------  -----------  -----------
      Net cash provided by operating
       activities........................ $ 112,258  $   110,988  $    14,824
                                          ---------  -----------  -----------
Investing Activities:
Fundings in strategic investment posi-
 tions:
  CarrAmerica............................ $ (63,464) $  (207,971) $  (428,416)
  City Center Retail.....................  (220,370)     (83,665)         --
  CWS Communities........................   (60,963)     (92,600)         --
  Pacific Retail.........................      (579)    (313,145)    (157,255)
  Regency................................   (10,055)    (158,596)     (67,098)
  Storage USA............................   (45,828)     (76,561)    (271,883)
  Urban Growth Property..................  (163,379)     (17,703)         --
Fundings in Security Capital Group.......       --      (142,500)     (22,500)
Fundings in other special opportunity
 positions, net..........................   (31,323)    (104,700)    (176,413)
                                          ---------  -----------  -----------
    Net cash used in investing
     activities.......................... $(595,961) $(1,197,441) $(1,123,565)
                                          ---------  -----------  -----------
Financing Activities:
  Net proceeds from shares offering...... $      --  $ 1,072,966  $   987,238
  Net proceeds from convertible notes
   offering..............................   352,667          --           --
  Offering expenses charged against the
   share premium account.................      (440)         --           --
  Drawdowns from line of credit..........   340,000    1,425,000      376,500
  Repayment of line of credit............  (207,500)  (1,464,500)    (207,000)
                                          ---------  -----------  -----------
    Net cash provided by financing
     activities.......................... $ 484,727  $ 1,033,466  $ 1,156,738
                                          ---------  -----------  -----------
Net increase/(decrease) in cash and cash
 equivalents............................. $   1,024  $   (52,987) $    47,997
Cash and cash equivalents, beginning of
 the year................................     1,970       54,957        6,960
                                          ---------  -----------  -----------
Cash and cash equivalents, end of the
 year.................................... $   2,994  $     1,970  $    54,957
                                          =========  ===========  ===========
Supplemental disclosure of cash flow
 information:
  Tax paid............................... $   2,141  $     1,232  $       242
                                          =========  ===========  ===========
  Interest paid on borrowings............ $  22,987  $    11,929  $     5,522
                                          =========  ===========  ===========

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

              For the years ended 31 December 1998, 1997 and 1996
                 (in thousands U.S. $ except per share amounts)
                                    Audited

                                                 1998        1997       1996
                                              ----------  ---------- ----------
OPERATIONS:
Net operating income........................  $   77,899  $   60,309 $   12,939
Realised gain on special opportunity posi-
 tions......................................      32,878      41,073      3,480
(Decrease)/Increase in appreciation on stra-
 tegic investment and special opportunity
 positions..................................    (642,372)    264,974    252,294
                                              ----------  ---------- ----------
(Decrease)/Increase in net assets resulting
 from operations............................  $ (531,595) $  366,356 $  268,713
CAPITAL TRANSACTIONS:
Net proceeds from offerings.................  $       --  $1,072,965 $  987,238
(Decrease)/Increase in share premium ac-
 count......................................        (440)        --         --
                                              ----------  ---------- ----------
(Decrease)/Increase in net assets resulting
 from capital transactions..................  $     (440) $1,072,965 $  987,238
NET ASSETS:
(Decrease)/Increase in net assets during the
 year.......................................  $ (532,035) $1,439,321 $1,255,951
Net assets at the beginning of the year.....   2,758,420   1,319,099     63,148
                                              ----------  ---------- ----------
Net assets at the end of the year (includes
undistributed net operating income of
$148,252 for 1998, $73,324 for 1997, and
$13,015 for 1996)...........................  $2,226,385  $2,758,420 $1,319,099
                                              ==========  ========== ==========

            CONSOLIDATED STATEMENTS OF CHANGES IN SHARES OUTSTANDING

              For the years ended 31 December 1998, 1997 and 1996
                                    Audited

                                                       Number of shares
                                              ----------------------------------
                                                 1998        1997        1996
                                              ----------- ----------- ----------
At the beginning of the year................. 173,123,743  96,492,710  6,294,573
Issued during the year.......................         --   76,631,033 90,198,137
                                              ----------- ----------- ----------
At the end of the year....................... 173,123,743 173,123,743 96,492,710
                                              =========== =========== ==========

                       CONSOLIDATED FINANCIAL HIGHLIGHTS

              For the years ended 31 December 1998, 1997 and 1996
                                    Audited

                                                           1998    1997   1996
                                                          ------  ------ ------
Per share data:
  Net asset value at the beginning of the year........... $15.93  $13.67 $10.03
  Net operating income...................................   0.45    0.37   0.12
  Net change in movement in unrealised appreciation and
   realised gain on strategic investment and special
   opportunity positions in the year.....................  (3.52)   1.89   3.52
                                                          ------  ------ ------
Net asset value per share at the end of the year......... $12.86  $15.93 $13.67
                                                          ======  ====== ======

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

            CONSOLIDATED SCHEDULES OF STRATEGIC INVESTMENT POSITIONS

                              At 31 December 1998
            (in thousands U.S. $ except shares held and percentages)
                                    Audited

                                               Number of                          Percentage
Strategic Investment Positions  Security Type Shares Held    Cost      Value    of Total Assets
------------------------------  ------------- ----------- ---------- ---------- ---------------
CarrAmerica.............        Common Stock  28,603,417  $  699,851 $  686,482      23.9%
City Center Retail......        Common Stock  30,390,000     304,035    304,035      10.6%
CWS Communities.........        Common Stock  15,323,358     153,563    153,563       5.3%
Pacific Retail(1).......        Common Stock  46,985,459     524,038    501,805      17.5%
Regency(1)..............        Common Stock  11,720,216     235,750    260,775       9.1%
Storage USA.............        Common Stock  11,765,654     394,272    380,178      13.2%
Urban Growth Property...        Common Stock  18,074,100     181,082    181,082       6.3%
                                                          ---------- ----------      ----
Total investment in
 strategic positions....                                  $2,492,591 $2,467,920      85.9%
                                                          ========== ==========      ====

--------
(1) See Note 3A and Note 13 to the consolidated financial statements regarding the merger of Pacific Retail and Regency.


                              At 31 December 1997
            (in thousands U.S. $ except shares held and percentages)
                                    Audited

                                               Number of                          Percentage
Strategic Investment Positions  Security Type Shares Held    Cost      Value    of Total Assets
------------------------------  ------------- ----------- ---------- ---------- ---------------
CarrAmerica.............        Common Stock  26,456,583  $  636,387 $  838,343      28.9%
City Center Retail......        Common Stock   8,330,000      83,665     83,300       2.9%
CWS Communities.........        Common Stock   9,164,597      92,600     91,646       3.2%
Pacific Retail..........        Common Stock  46,985,459     523,459    610,811      21.0%
Regency.................        Common Stock  11,284,439     225,695    312,438      10.8%
Storage USA.............        Common Stock  10,573,154     348,444    422,265      14.6%
Urban Growth Property...        Common Stock   1,724,100      17,703     17,241       0.6%
                                                          ---------- ----------      ----
Total investment in
 strategic positions....                                  $1,927,953 $2,376,044      82.0%
                                                          ========== ==========      ====

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

            CONSOLIDATED SCHEDULES OF SPECIAL OPPORTUNITY POSITIONS

                              At 31 December 1998
                    (in thousands U.S. $ except percentages)
                                    Audited

                                                                 Percentage
Property Type                                  Cost    Value   of Total Assets
-------------                                -------- -------- ---------------
Companies in which SC-U.S. Realty owns a 5%
 or greater interest:
  Retail.................................... $ 35,493 $ 37,646       1.3%
  Other.....................................   14,446   14,446       0.5%
Companies in which SC-U.S. Realty owns less
 than a 5% interest:
  Office/Industrial.........................  107,905   97,658       3.4%
  Hotel.....................................   79,600   41,356       1.4%
  Multifamily...............................   29,044   28,727       1.0%
  Diversified...............................   13,683   11,004       0.4%
  Storage...................................   10,227   11,350       0.4%
  Retail....................................    8,406    6,949       0.2%
  Other.....................................   15,227   13,344       0.5%
                                             -------- --------      ----
Total investment in other special
 opportunity positions...................... $314,031 $262,480       9.1%
Investment in Security Capital Group Incor-
 porated....................................  165,000  116,245       4.0%
                                             -------- --------      ----
Total investment in special opportunity po-
 sitions.................................... $479,031 $378,725      13.1%
                                             ======== ========      ====


                              At 31 December 1997
                    (in thousands U.S. $ except percentages)
                                    Audited

                                                                 Percentage
Property Type                                  Cost    Value   of Total Assets
-------------                                -------- -------- ---------------
Companies in which SC-U.S. Realty owns a 5%
 or greater interest:
  Other..................................... $  7,506 $  7,049       0.2%
Companies in which SC-U.S. Realty owns less
 than a 5% interest:
  Office/Industrial.........................   81,558  112,635       3.9%
  Storage...................................   53,311   63,045       2.2%
  Retail....................................   48,265   63,026       2.2%
  Multifamily...............................   45,646   58,117       2.0%
  Hotel.....................................   46,422   48,138       1.7%
                                             -------- --------      ----
Total investment in other special
 opportunity positions...................... $282,708 $352,010      12.2%
Investment in Security Capital Group Incor-
 porated....................................  165,000  165,000       5.7%
                                             -------- --------      ----
Total investment in special opportunity po-
 sitions.................................... $447,708 $517,010      17.9%
                                             ======== ========      ====

   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANISATION

     Security Capital U.S. Realty (the "Company") (Amsterdam Stock Exchange ISIN Code: LU0060100673, Bloomberg Symbol: SCUS NA, Reuters Symbol: CAPAu.AS) was incorporated on 7 July 1995 and is a research-driven, growth-orientated real estate management company focused on taking significant strategic investment positions (with board representation, consultation and other rights) in value-added real estate operating companies based in the United States. The Company's primary capital deployment objective is to take a pro-active ownership role in businesses that it believes can potentially generate above-average rates of return. The Company is organised in Luxembourg as a Societe d'Investissement a Capital Fixe (a company with a fixed capital).

     The Company owns its assets through its direct and indirect wholly owned subsidiaries, including Security Capital Holdings S.A. (such subsidiaries collectively referred to herein as "HOLDINGS"). All accounts of HOLDINGS have been consolidated with the Company and all significant intercompany transactions have been eliminated upon consolidation. References herein to SC-U.S. Realty are to the consolidated entity consisting of Security Capital U.S. Realty and HOLDINGS, unless noted otherwise.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and with Luxembourg regulatory requirements. The preparation of financial statements in accordance with GAAP requires the Company's management to make estimates of certain reported amounts in the financial statements. Actual results may differ from those estimates.

 A. Fair Value Basis of Presentation

     SC-U.S. Realty accounts for its investments at fair value in accordance with the U.S. specialised industry accounting rules prescribed by the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies (the "Guide"). Thus, SC-U.S. Realty's investments in publicly traded companies are valued at market determined by using closing market prices on the New York Stock Exchange ("NYSE") or other recognised stock exchange when appropriate as of the balance sheet date, subject to an appropriate adjustment for trade restrictions, if any. Except for Pacific Retail, which is valued based on the exchange ratio and the closing stock price of Regency on the NYSE (see Note 3A and Note 13 below), for privately held investments in which SC-U.S. Realty has an ownership interest, SC-U.S. Realty will, whenever the Board of Directors believes significant developments have occurred affecting the value of an investment and on at least an annual basis, utilise valuation evidence and methodologies appropriate to the nature of the investment to derive fair value. These will include external valuations, cash flow valuation techniques and valuation information derived through placements of private companies' securities as well as review by management for other specific indicators of changes in value relating to property performance and/or significant changes in local or general market conditions. The Board of Directors, in its discretion, may permit some other method of valuation to be used, if it determines that such valuation better reflects the fair value of any assets of the Company.

     Under fair value accounting, unrealised gains or losses are determined by comparing the fair value of the securities held to the cost of such securities. Unrealised gains or losses relating to changes in fair value of SC-U.S. Realty's investments are reported as a component of net earnings. Deferred income taxes, if any, are recorded at the applicable statutory rate as the estimate of taxes payable as if such gains were realised. Under current tax laws, and in light of SC-U.S. Realty's operating methods and plans, SC-U.S. Realty's investment gains generally are not subject to income taxes.

                         SECURITY CAPITAL U.S. REALTY

     As of 31 December 1998 and 1997, 40.6% (23.0% excluding the investment in Pacific Retail which merged with Regency on 28 February 1999, see Note 3A and
Note 13) and 27.8%, respectively, of SC-U.S. Realty's investments were in private or untraded securities valued at their fair value as determined by the Board of Directors, using the methodology described above. This value may differ from the value that would have been used had a trading market for these securities existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realisable values.

 B. Accounting for Investments and Income

     All purchases and sales of publicly traded securities are recorded as of the trade date (i.e., the date that SC-U.S. Realty's broker actually executes an order to buy or sell). All purchases and sales of privately held securities are recorded as of the date the actual purchase or sale is made. Dividend income is recorded on the ex-dividend date for each dividend declared by an issuer. Dividends received are presented net of withholding taxes. HOLDINGS may be entitled to refunds on a portion of the withholding tax because the withholding tax is not levied on the portion of dividends which is a return of capital. Interest income is recorded on the accrual basis. Interest received is also stated net of withholding taxes. Realised gains and losses on sales of shares are determined on the average cost method.

 C. Cash and Cash Equivalents

     SC-U.S. Realty considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 D. Deferred Financing Costs/Discounts

     Underwriting fees relating to the issue of the $450 million aggregate principal amount at maturity of the Company's 2% Senior Unsecured Convertible Notes due 2003 (the "Convertible Notes") are capitalised and amortised over the term of the obligation. Discounts on the Convertible Notes are accreted as a component of interest expense using the effective interest method over the term of the obligation.

 E. New Accounting Pronouncements

     During June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement provides new accounting and reporting standards for the use of derivative instruments. Adoption of this statement is required by the Company effective 1 January 2000. Management intends to adopt the statement as required in fiscal 2000. Although the Company has not historically used such instruments, it is not precluded from doing so. Management believes that the impact of such adoption will not be material to the financial statements.

NOTE 3--INVESTMENTS

     SC-U.S. Realty aims to have 85% to 90% of its assets deployed in strategic investment positions and 10% to 15% invested in special opportunity positions.

 A. Strategic Investment Positions

     Strategic investment positions represent significant (minimum of 25% to a general maximum of 49% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies, or in private companies that will be positioned to be taken public. With private companies which SC-U.S. Realty sponsors, it expects to own substantially more than 50% of the voting shares until such companies become

                         SECURITY CAPITAL U.S. REALTY
publicly traded, at which time SC-U.S. Realty expects its ownership of such shares will begin to be diluted until it reaches 35% to 45% on a fully diluted basis. SC-U.S. Realty will be the largest shareholder of its strategic investees, have representation on their boards of directors, and influence their operations and strategies through ongoing consultation and research. Strategic investees are characterised by the perceived potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

     On 24 September 1998, it was announced that Regency agreed to merge with Pacific Retail in a tax-free transaction. The merger occurred on 28 February 1999. Pursuant to the terms of the merger agreement, shareholders of Pacific Retail received 0.48 shares of Regency common stock for each common share of Pacific Retail they owned. Since the merger had not occurred at 31 December 1998, SC-U.S. Realty has reflected in its financial statements the number of shares and value of its investment in Pacific Retail using the market price of Regency's common stock and the exchange ratio of 0.48.

 B. Special Opportunity Positions

     Special opportunity positions primarily consist of ownership positions of less than 10% of the fully diluted stock in publicly traded entities taxed as real estate investment trusts under the U.S. Internal Revenue Code of 1986, as amended ("REITs") and other publicly traded U.S. real estate companies. The investments have and will take the form of either direct investments in, or public market purchases of, shares of companies that SC-U.S. Realty believes possess the requisite fundamentals to generate strong cash flow growth and/or value appreciation. In exceptional circumstances, and to a very limited extent, SC-U.S. Realty may make special opportunity investments in companies which are not publicly traded. Typically such an investment would be in a company which does not at the time of investment fulfill the criteria for a strategic investment position, but in which SC-U.S. Realty may take a strategic investment position in the future.

     As of 31 December 1998 and 1997, SC-U.S. Realty had deployed a total of $165 million in securities of Security Capital Group. This amount is made up of an investment of $110 million (representing 52,430.9 shares of Class A common stock and $55 million aggregate principal amount of 6.5% convertible subordinated debentures due 2016) and an additional $55 million (representing 1,964,286 shares of Class B common stock) invested during Security Capital Group's initial public offering in September 1997.

NOTE 4--ACCOUNTS RECEIVABLE AND OTHER

                                                           At 31 December
                                                     ---------------------------
                                                         1998          1997
                                                     ------------- -------------
                                                     (in thousands (in thousands
                                                        U.S. $)       U.S. $)
   Dividends........................................    $ 8,162       $1,668
   Receivable from brokers on investments sold......      8,219        4,905
   Deferred issue costs on Convertible Notes (1)....      6,927          --
   Interest.........................................        580          --
   Refund of withholding tax........................         97          223
   Other............................................          4          --
                                                        -------       ------
                                                        $23,989       $6,796
                                                        =======       ======

--------
(1) Represents the underwriting fees of $7.9 million relating to the issuance of Convertible Notes (see Note 7). The fees have been deferred and will be fully amortised over a period of five years starting from the date of issue on 22 May 1998.

                         SECURITY CAPITAL U.S. REALTY

NOTE 5--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                           At 31 December
                                                     ---------------------------
                                                         1998          1997
                                                     ------------- -------------
                                                     (in thousands (in thousands
                                                        U.S. $)       U.S. $)
   Operating advisor fees...........................    $ 8,614       $ 7,243
   Offering expenses................................        --          1,739
   Line of credit arrangement fees..................        --            860
   Interest payable on line of credit...............        762            53
   Interest payable on Convertible Notes............        975           --
   Custodian fees...................................        110           110
   Other............................................      3,036         2,377
                                                        -------       -------
                                                        $13,497       $12,382
                                                        =======       =======

NOTE 6--LINE OF CREDIT

     SC-U.S. Realty's total indebtedness under the line of credit as of 31 December 1998 and 1997 was $262.5 million and $130.0 million, respectively.

     In an effort to secure investment-grade credit ratings, on 8 December 1998, SC-U.S. Realty converted its $700 million secured line of credit into a $400 million unsecured line of credit from Commerzbank Aktiengesellschaft and a consortium of European and international banks, of which $262.5 million was drawn and outstanding as of 31 December 1998. SC-U.S. Realty received investment-grade ratings from each of Moody's Investors Service (Baa3), Standard & Poor's Ratings Services (BBB-) and Duff & Phelps Credit Rating Co. (BBB-). The earliest date on which this line of credit will expire is 8 December 2000, but SC-U.S. Realty has the right on 8 December 1999 to convert the then outstanding borrowings into a four-year term loan with quarterly amortisation payments to be made over the four-year period, which would effectively extend the final loan payment to 8 December 2003. Borrowings under the line of credit (and the four-year term loan, if applicable) bear interest at (a) the sum of (x) the greater of the federal funds rate plus 0.5% or the United States prime rate and (y) a margin of 0% to 0.625% per annum (based on SC-U.S. Realty's current senior unsecured long-term debt ratings) or (b) at SC-U.S. Realty's option, LIBOR plus a margin of 0.85% to 1.625% per annum (also based on SC-U.S. Realty's current senior unsecured long-term debt). Additionally, there is a commitment fee of 0.15% to 0.25% per annum (based on the amount of the line which remains undrawn). All borrowings under the line of credit are subject to covenants that SC-U.S. Realty must maintain at all times, including: (i) unsecured liabilities may not exceed 40% of the market value of a borrowing base of owned securities, (ii) shareholders' equity must exceed the sum of 75% of shareholders' equity as of 8 December 1998 and 75% of the net proceeds of sales of equity securities thereafter, (iii) a ratio of total liabilities to net worth of not more than 1:1, (iv) a fixed charge coverage ratio of not less than 1.5:1, (v) an interest coverage ratio of not less than 2:1 and (vi) secured debt may not exceed 10% of consolidated market net worth. As of 31 December 1998, SC-U.S. Realty was in compliance with these covenants.

     Average daily borrowings under the line of credit were $274.4 million, $136.2 million and $84.9 million for the years ended 31 December 1998, 1997 and 1996, respectively. The weighted average interest rates for these same periods were 6.67%, 7.27% and 7.18%, respectively.

                          SECURITY CAPITAL U.S. REALTY

NOTE 7--CONVERTIBLE NOTES

                                                                  At 31 December
                                                                  --------------
                                                                       1998
                                                                  --------------
                                                                  (in thousands
                                                                     U.S. $)
   Convertible Notes proceeds....................................    $360,553
   Accumulated accretion on Convertible Notes....................       9,387
                                                                     --------
                                                                     $369,940
                                                                     ========

     The Company completed a convertible debt offering in May 1998. The Convertible Notes are convertible at the option of the holder at any time prior to maturity at a conversion rate equal to 52.7819 shares of the Company, each having a par value of $2.00 (the "Shares"), per $1,000 aggregate principal amount at maturity of the Convertible Notes. Interest is payable semi-annually at the rate of 2% per annum on 22 May and 22 November of each year commencing on 22 November 1998. Effective 1 January 1999, the interest rate payable on the Convertible Notes was increased to 2.5% per annum. The 2.5% interest rate will be in effect until SC-U.S. Realty lists certain equity securities on the NYSE and registers the Convertible Notes and related equity securities for resale. The Convertible Notes were sold at a discount to their principal amount at maturity and additional interest will accrete at a rate of 4.75%, compounded semi-annually, to par by 22 May 2003. The Convertible Notes may be redeemed, in whole or in part, at the option of the Company on or after 23 May 2001 at the accreted value, together with accrued and unpaid interest. Upon a change in control of the Company, each holder of Convertible Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Convertible Notes, in whole or in part, at a purchase price equal to the accreted value, together with accrued and unpaid interest through the repurchase date.

     Conversion of the Convertible Notes would be anti-dilutive for the year ended 31 December 1998.

NOTE 8--ADVISORY AGREEMENT

     SC-U.S. Realty has an advisory agreement with Security Capital U.S. Realty Management S.A. (the "Operating Advisor"), a wholly owned subsidiary of Security Capital Group. This agreement requires the Operating Advisor to provide SC-U.S. Realty with advice with respect to strategy, investments, financing and certain other administrative matters affecting SC-U.S. Realty. The Operating Advisor has agreed to identify tangible capital deployment opportunities in U.S. real estate companies and evaluate such companies' competitive positions, management expertise, strategic direction, financial strength and prospects for long-term sustainable per share cash flow growth. The Operating Advisor also advises SC-U.S. Realty on obtaining board and committee representation and management rights from strategic investees. The agreement automatically renews for successive two-year periods unless either party gives notice it will not renew. The Operating Advisor subcontracts for certain services through affiliates based in London, United Kingdom and Chicago, Illinois, United States. The Operating Advisor is entitled to an advisory fee, payable quarterly in arrears, at an annual rate of 1.25% of the average monthly value of invested assets (excluding investments in Security Capital Group securities and investments of short-term cash and cash equivalents). SC-U.S. Realty pays its own third party operating and administrative expenses and transaction costs, although the Operating Advisor's fee will be reduced to the extent that third party operating and administrative expenses (but not transaction costs) exceed 0.25% per annum of average monthly value of invested assets (excluding investments in Security Capital Group securities and investments of short-term cash and cash equivalents). Such third party operating and administrative costs as a ratio of average monthly value of assets were 0.09%, 0.13% and 0.19% for the years ended 31 December 1998, 1997 and 1996, respectively.

     SC-U.S. Realty pays fees to (i) Banque Internationale a Luxembourg as Administrative Agent, Corporate Agent and Paying Agent, (ii) First European Transfer Agent S.A. as Registrar and Transfer Agent,

                         SECURITY CAPITAL U.S. REALTY
and (iii) Security Capital European Services S.A. as Domiciliary Agent and Service Agent, in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on SC-U.S. Realty's gross assets.

NOTE 9--TAXATION

     The Company, as separate from HOLDINGS, is not liable for any Luxembourg tax on income. The Company is liable in Luxembourg for a capital tax of 0.06% per annum of its net asset value. Cash dividends and interest received by the Company or HOLDINGS on their investments may be subject to non-recoverable withholding or other taxes in the countries of origin. U.S. withholding tax rates of 15% were generally in effect for dividends received for all periods presented.

     Under the current United States-Luxembourg tax treaty, the Company believes that HOLDINGS qualifies for a 15% rate of withholding tax on dividends of operating income from the REIT investments currently held by HOLDINGS and from its future REIT investments (if any). The Company also believes that HOLDINGS will qualify for a 15% rate of withholding tax under the proposed United States-Luxembourg tax treaty recently ratified by the United States on most, if not all, of the REIT investments currently held by HOLDINGS and from future REIT investments (if any). The Company's beliefs are based on the advice of tax counsel and the manner in which management intends to operate the Company. There can be no assurance that these favourable rates will be achieved as to all such investments. These benefits are also dependent on HOLDINGS meeting the "limitations on benefits" test under Article 24 of the proposed new treaty. The tests prescribed by Article 24, particularly in terms of stock ownership requirements, base erosion and publicly traded criteria are inherently factual in nature. Such tests will only need to be applied to HOLDINGS (or other subsidiaries of HOLDINGS or of the Company) at a future, and presently indeterminate, point in time and will be dependent on the particular facts at such time. However, management will use its best efforts to ensure that HOLDINGS meets the conditions for claiming the reduced treaty withholding tax rate at the relevant times and the Company currently believes that such conditions will be met.

     HOLDINGS, an ordinary corporate taxpayer under Luxembourg law, owns all of the consolidated group's interests in REITs and other U.S. real estate companies. Corporations which are resident Luxembourg taxpayers are taxed on their worldwide net income, determined on the basis of gross income less costs incurred. Certain items of income and capital gains are excluded from the calculation of income received for tax purposes, including income and capital gains from certain investments which meet certain holding period (generally one calendar year) and size requirements. HOLDINGS operates so as to have the highest possible percentage of its investments qualify for the exclusion. Interest accrued on advances from the Company to HOLDINGS is deducted in determining HOLDINGS' taxable income.

     Income paid from HOLDINGS to the Company is subject to various levels of tax, including withholding taxes. Gross cash (but not accrued) interest payments from HOLDINGS to the Company are subject to withholding tax at a rate of 3.75%. No dividends were paid to the Company during the reporting periods.

                                                          For the years ended
                                                              31 December
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------- ------- ------
                                                         (in thousands U.S. $)
   Gross cash interest payments......................... $25,262 $15,264 $5,030
                                                         ======= ======= ======
   Capital tax.......................................... $ 1,481 $ 1,285 $  439
   Withholding tax......................................     947     572    189
                                                         ------- ------- ------
                                                         $ 2,428 $ 1,857 $  628
                                                         ======= ======= ======

                         SECURITY CAPITAL U.S. REALTY

     As discussed in Note 2B, dividends received are presented net of the following withholding taxes (net of expected refunds) for each investment as follows:

                                                         For the years ended
                                                             31 December
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------- ------
                                                        (in thousands U.S. $)
   CarrAmerica......................................... $ 7,882  $ 6,150 $2,015
   CWS Communities.....................................     190      --     --
   Pacific Retail......................................  (2,834)   3,204  1,359
   Regency.............................................   2,675    1,699    115
   Storage USA.........................................   4,798    3,638  1,292
   Urban Growth Property...............................     679      --     --
   Special opportunity positions.......................   2,876    2,613    770
                                                        -------  ------- ------
                                                        $16,266  $17,304 $5,551
                                                        =======  ======= ======

NOTE 10--DIRECTORS' SHARE OPTION EQUIVALENTS

     Each of the Company's independent directors has received share option equivalents ("SOE") of 50,000 Shares at strike prices ranging from $8.60 to $14.44 per Share. All grants of SOEs were for services rendered by the Board of Directors subsequent to their grant. A SOE granted prior to 30 June 1998 does not represent a right to purchase Shares from the Company, but a right to receive a restricted cash payment equal to the excess, if any, of the net asset value of 50,000 Shares on the day of exercise over the strike price, which was the net asset value on the date of grant. Such payments must be applied to the purchase of Shares to be issued at net asset value on the date of exercise. SOEs granted after 30 June 1998 do not represent a right to purchase Shares from the Company, but a right to receive a restricted cash payment equal to the excess, if any, of the closing stock price of 50,000 Shares on the day of exercise over the strike price, which was the closing stock price on the date of grant. Such payments must be applied to the purchase of Shares to be issued at the closing stock price on the date of exercise. Directors were granted a vested right to exercise one-half of their SOEs immediately, and rights to the balance vest on the fourth anniversary of their issuance. The right to exercise all SOEs expires five years from the date of grant.

                                     For the years ended 31 December
                            ---------------------------------------------------
                                  1998              1997             1996
                            ----------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                            Number    Price   Number   Price   Number   Price
                            -------  -------- ------- -------- ------- --------
   SOEs outstanding at
    beginning of year...... 250,000   $11.27  200,000  $10.48  100,000  $10.00
   SOEs issued............. 100,000     8.60   50,000   14.44  100,000   10.95
   SOEs forfeited.......... (25,000)   10.95      --      --       --      --
   SOEs exercised.......... (25,000)   10.95      --      --       --      --
                            -------   ------  -------  ------  -------  ------
   SOEs outstanding at end
    of year................ 300,000   $10.47  250,000  $11.27  200,000  $10.48
                            =======   ======  =======  ======  =======  ======
   SOEs currently
    exercisable............ 150,000   $10.47  125,000  $11.27  100,000  $10.48
                            =======   ======  =======  ======  =======  ======

     No SOEs have expired during the years represented above, except for an SOE in respect of 25,000 Shares granted to a director in October 1998 upon his retirement. The retiring director exercised the remaining part of such SOE in respect of 25,000 Shares in December 1998. The Company accrues a liability for the total

                         SECURITY CAPITAL U.S. REALTY
of the SOE granted. Since the SOEs are redeemable in cash, this accrual is adjusted for changes in the Company's net asset value or closing stock price, as the case may be, at each balance sheet date with the resultant change representing a charge (reduction) to administrative expenses for the period in the consolidated statement of operations.

NOTE 11--COMMITMENTS

     SC-U.S. Realty's existing and committed fundings at cost as of 31 December 1998 were as follows:

                                                Total    Total Cost   Amount
                                                Amount    (Amount     to be
                                              Committed  Funded)(1) Funded (1)
                                              ---------- ---------- ----------
                                                   (in thousands U.S. $)
   CarrAmerica (NYSE:CRE).................... $  699,851 $  699,851  $    --
   City Center Retail (Private)(2)...........    350,135    304,035    46,100(3)
   CWS Communities (Private).................    300,329    153,563   146,766(3)
   Pacific Retail (Private)(4)...............    524,038    524,038       --
   Regency (NYSE:REG)(4).....................    235,750    235,750       --
   Storage USA (NYSE:SUS)....................    394,272    394,272       --
   Urban Growth Property (Private)...........    181,082    181,082       --
   Special opportunity positions(5)..........    479,031    479,031       --
                                              ---------- ----------  --------
       Total................................. $3,164,488 $2,971,622  $192,866
                                              ========== ==========  ========

--------
(1) Included in Total Amount Committed.
(2) In January 1999, the contractual obligation in respect of City Center Retail was increased by up to $25 million.
(3) Represents a contractual obligation.
(4) On 24 September 1998, it was announced that Regency agreed to merge with Pacific Retail. The merger occurred on 28 February 1999. See Note 3A and
    Note 13 to the Consolidated Financial Statements.
(5) Includes an aggregate of $165 million invested in shares of common stock and convertible subordinated debentures of Security Capital Group.

     SC-U.S. Realty's existing and committed fundings at cost as of 31 December 1997 were as follows:

                                               Total    Total Cost    Amount
                                               Amount     (Amount     to be
                                             Committed  Funded) (1) Funded (1)
                                             ---------- ----------- ----------
                                                   (in thousands U.S. $)
   CarrAmerica (NYSE:CRE)................... $  636,387 $  636,387   $    --
   City Center Retail (Private).............    151,865     83,665     68,200(2)
   CWS Communities (Private)................    300,954     92,600    208,354(2)
   Pacific Retail (Private).................    523,459    523,459        --
   Regency (NYSE:REG).......................    225,695    225,695        --
   Storage USA (NYSE:SUS)...................    348,444    348,444        --
   Urban Growth Property (Private)..........    150,837     17,703    133,134(2)
   Special opportunity positions(3).........    447,708    447,708        --
                                             ---------- ----------   --------
       Total................................ $2,785,349 $2,375,661   $409,688
                                             ========== ==========   ========

--------
(1) Included in Total Amount Committed.
(2) Represents a contractual obligation.
(3) Includes an aggregate of $165 million invested in shares of common stock and convertible subordinated debentures of Security Capital Group.

                         SECURITY CAPITAL U.S. REALTY

     Capital deployed to additional strategic investment positions, as well as further funding to existing strategic investees, will generally be initially funded with borrowings under the Company's line of credit. These borrowings are expected to be reduced by internally generated free cash flow and the proceeds of future issuances of debt or equity securities.

NOTE 12--LEGAL RESERVE

     According to Luxembourg law, an annual transfer of 5% of the net profit to a legal reserve is required until this reserve equals 10% of the value of the issued Share capital. A transfer of $3.1 million was made in 1998 upon the shareholders' approval of the 1997 financial statements. No transfer will be made in 1999 as a result of the decrease in net assets resulting from operations for the year ended 31 December 1998.

NOTE 13--SUBSEQUENT EVENTS

     The merger of Pacific Retail and Regency occurred on 28 February 1999. Shareholders of Pacific Retail received 0.48 shares of Regency common stock for each common share of Pacific Retail they owned.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Homestead Village Incorporated

   We have audited the accompanying balance sheet of Homestead Village Incorporated as of December 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996. The financial statements are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Village Incorporated at December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
February 24, 1997

The Board of Directors and Shareholders
Security Capital Atlantic Incorporated

   We have audited the accompanying balance sheets of Security Capital Atlantic Incorporated as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Atlantic Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
February 3, 1997

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Group Incorporated, a Maryland corporation, and the undersigned Directors and officers of Security Capital Group Incorporated, hereby constitutes and appoints William D. Sanders, C. Ronald Blankenship, Thomas G. Wattles, Paul E. Szurek, James C. Swaim, Jeffrey A. Klopf, Mark W. Pearson and Edward J. Schneidman its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Security Capital Group Incorporated

                                                /s/ William D. Sanders
                                          By: _________________________________
                                                    William D. Sanders
                                                  Chairman, Director and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/ William D. Sanders          Chairman, Director and Chief    March 30, 1999
____________________________________  Executive Officer
         William D. Sanders           (Principal Executive
                                      Officer)

       /s/ Paul E. Szurek            Chief Financial Officer         March 30, 1999
____________________________________  (Principal Financial
           Paul E. Szurek             Officer)

       /s/ James C. Swaim            Principal Accounting Officer    March 30, 1999
____________________________________
           James C. Swaim

   /s/ C. Ronald Blankenship         Director, Vice Chairman         March 30, 1999
____________________________________
       C. Ronald Blankenship

      /s/ Samuel W. Bodman           Director                        March 30, 1999
____________________________________
          Samuel W. Bodman

      /s/ Hermann Buerger            Director                        March 30, 1999
____________________________________
          Hermann Buerger

    /s/ John P. Frazee, Jr.          Director                        March 30, 1999
____________________________________
        John P. Frazee, Jr.

  /s/ Cyrus F. Freidheim, Jr.        Director                        March 30, 1999
____________________________________
      Cyrus F. Freidheim, Jr.

     /s/ H. Laurance Fuller          Director                        March 30, 1999
____________________________________
         H. Laurance Fuller

        /s/ Ray L. Hunt              Director                        March 30, 1999
____________________________________
            Ray L. Hunt

     /s/ John T. Kelley III          Director                        March 30, 1999
____________________________________
         John T. Kelley III

     /s/ Peter S. Willmott           Director                        March 30, 1999
____________________________________
         Peter S. Willmott

                               INDEX TO EXHIBITS

   Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

  Exhibit
    No.                         Document Description
  -------                       --------------------
  3.1      Security Capital Articles of Amendment and Restatement
           (incorporated by reference to Exhibit 4.1 to Security
           Capital's registration statement on Form S-11 (File No. 333-
           20637))
  3.2      Security Capital Articles Supplementary--Series B Cumulative
           Convertible Redeemable Voting Preferred Stock (incorporated by reference to Exhibit 3 to Security Capital's Quarterly Report
           on Form 10-Q for the quarterly period ended March 31, 1998)
  3.3      Security Capital Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to Security Capital's Registration
           Statement on Form S-11 (File No. 333-20637))
  3.4      Bylaw Amendments (incorporated by reference to Exhibit 3.1 to
           Security Capital's Current Report on Form 8-K, dated December
           10, 1998)
  4.1      Rights Agreement, dated as of April 21, 1997, between Security
           Capital and The First National Bank of Boston, as rights
           Agent, including form of Rights Certificate (incorporated by reference to exhibit 4.1 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended
           September 30, 1997)
  4.2      Form of stock certificate for shares of Class A common stock of Security Capital (incorporated by reference to Exhibit 4.4 to Security Capital's Registration Statement on Form S-11
           (File No. 333-20637))
  4.3      Form of stock certificate for shares of Class B common stock of Security Capital (incorporated by reference to Exhibit 4.5 to Security Capital's Registration Statement on Form S-11
           (File No. 333-20637))
  4.4      Form of 6.50% Convertible Subordinated Debentures due March
           29, 2016 (incorporated by reference to Exhibit 4.7 to Security
           Capital's Registration Statement on Form S-11 (File No. 333-
           20737))
  4.5      Registration Rights Agreement, dated May 7, 1998, between
           Security Capital and Commerzbank Aktiengesellschaft, Grand
           Cayman Branch (incorporated by reference to Exhibit 4.2 to
           Security Capital's Quarterly Report on Form 10-Q for the
           quarterly period ended March 31, 1998)
  4.6      Indenture, dated June 18, 1998, from Security Capital to State
           Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Security Capital's Registration
           Statement on Form S-4 (File No. 333-61401))
  4.7      Form of 6.95% Exchange Notes due 1005 (incorporated by
           reference to Exhibit 4.2 to Security Capital's Registration
           Statement on Form S-4 (File No. 333-61401))
  4.8      Form of 7.15% Exchange Notes due 1007 (incorporated by
           reference to Exhibit 4.3 to Security Capital's Registration
           Statement on Form S-4 (File No. 333-61401))
  4.9      Form of 7.70% Exchange Notes due 2028 (incorporated by
           reference to Exhibit 4.4 to Security Capital's Registration
           Statement on Form S-4 (File No. 333-61401))
  4.10     Indenture, dated as of November 16, 1998, from Security
           Capital to State Street Bank and Trust Company, as trustee

  Exhibit
    No.                         Document Description
  -------                       --------------------
  4.11     Resolution of the Board of Directors of Security Capital
           adopted November 16, 1998, pursuant to Section 301 of the
           Indenture, dated as of November 16, 1998, from Security
           Capital to State Street Bank and Trust Company, as trustee
  4.12     Form of Fixed Rate Note under the Indenture, dated as of
           November 16, 1998, from Security Capital to State Street Bank and Trust Company, as trustee
  4.13     Form of Floating Rate Note under the Indenture, dated as of
           November 16, 1998, from Security Capital to State Street Bank and Trust, as trustee
  4.14     Form of Proposed Subordinated Indenture (incorporated by
           reference to Security Capital's Registration Statement on Form
           S-3 (File No. 333-64979))
 10.1      Investor Agreement, dated as of October 17, 1996, by and
           between Homestead and Security Capital (incorporated by
           reference to Exhibit 10.2 to Homestead's Quarterly Report on
           Form 10-Q for the quarterly period ended September 30, 1996 )
 10.2      Third Amended and Restated Investor Agreement, dated September
           9, 1997, between Archstone and Security Capital (incorporated by reference to Exhibit 10.2 to Homestead's Quarter Report for the quarterly period ended September 30, 1996)
 10.3      Third Amended and Restated Investor Agreement, dated September
           9, 1997, between ProLogis and Security Capital (incorporated by reference to Exhibit 10.3 to Homestead's Quarterly Report for the quarterly period ended September 30, 1996)
 10.4      Administrative Services Agreement, dated as of October 17,
           1996, between Homestead and Security Capital (incorporated by reference to Exhibit 10.11 to Homestead's Quarterly Report for
           the quarterly period ended September 30, 1996)
 10.5      Administrative Services Agreement, dated September 9, 1997, between Archstone and Security Capital (incorporated by
           reference to Exhibit 10.5 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)
 10.6      Administrative Services Agreement, dated September 9, 1997, between ProLogis and Security Capital (incorporated by
           reference to Exhibit 10.5 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)
 10.7      Advisory Agreement dated July 1, 1997, between Security
           Capital U.S. Realty, Security Capital Holdings, S.A. and
           Security Capital (EU) Management S.A. (incorporated by
           reference to Exhibit 10.21 to the SC Form S-11)
 10.8      Acquisition Agreement and Plan of Reorganization dated as of
           April 24, 1997 among Security Capital, Security Capital BVI
           Holdings Incorporated and William D. Sanders (incorporated by reference to Exhibit 10.22 to the SC Form S-11)
 10.9      Credit Agreement, dated as of June 5, 1998, among Security
           Capital and Chase Bank of Texas, National Association, and
           Wells Fargo Bank, National Association, as agents for the
           financial institutions identified therein (incorporated by reference to Exhibit 10.1 to Security Capital's Registration
           Statement on Form S-4 (File No. 333-61401))
 10.10     Form of Indemnification Agreement entered into between
           Security Capital and each of its directors and employees
           (incorporated by reference to Exhibit 10.26 to Security
           Capital's Registration Statement on Form S-11 (File No. 333-
           20637))
 10.11     Security Capital Group Incorporated 1998 Long-Term Incentive
           Plan
 10.12     1996 Security Capital Outside Directors Plan (incorporated by reference to Exhibit 10.27 to Security Capital's Registration
           Statement on Form S-11 (File No. 333-20637))

  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.13     Security Capital 1995 Option Plan (as amended and restated
           effective as of December 3, 1996) (incorporated by reference to Exhibit 10.28 to Security Capital's Registration Statement
           on Form S-11 (File No. 333-20637))
 10.14     Security Capital Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.29 to Form S-11 to Security
           Capital's Registration Statement on Form S-11 (File No. 333-
           20637)
 10.15     Security Capital 1991 Option Plan A (as amended and restated
           effective as of December 3, 1996) (incorporated by reference to Exhibit 10.30 to Security Capital's Registration Statement
           on Form S-11 (File No. 333-20637))
 10.16     Security Capital 1991 Option Plan B (as amended and restated
           effective as of December 3, 1996) (incorporated by reference to Exhibit 10.31 to Security Capital's Registration Statement
           on Form S-11 (File No. 333-20637))
 10.17     Security Capital 1992 Option Plan A (as amended and restated
           effective as of December 3, 1996) (incorporated by reference to Exhibit 10.32 to Security Capital's Registration Statement
           on Form S-11 (File No. 333-20637))
 10.18     Security Capital 1992 Option Plan B (as amended and restated
           effective as of December 3, 1996) (incorporated by reference to Exhibit 10.33 to Security Capital's Registration Statement
           on Form S-11 (File No. 333-20637))
 10.19     Security Capital Realty Investors 1991 Option Plan A (as
           amended and restated effective December 3, 1996) (incorporated by reference to Exhibit 10.34 to Security Capital's
           Registration Statement on Form S-11 (File No. 333-20637))
 10.20     Security Capital Realty Investors 1991 Option Plan B (as
           amended and restated effective December 3, 1996) (incorporated by reference to Exhibit 10.35 to Security Capital's
           Registration Statement on Form S-11 (File No. 333-20637))
 10.21     Form of Secured Promissory Note from certain executive
           officers to Security Capital (incorporated by reference to
           Exhibit 10.36 to Security Capital's Registration Statement on
           Form S-11 (File No. 333-20637))
 21        Subsidiaries of Security Capital
 23.1      Consent of Arthur Andersen LLP
 23.2      Consent of Arthur Andersen LLP
 23.3      Consent of KPMG LLP
 23.4      Consent of KPMG
 23.5      Opinion from KPMG
 23.6      Consent of Price Waterhouse SARL
 23.7      Consent of Ernst & Young LLP
 23.8      Consent of Ernst & Young LLP
 24        Power of Attorney (included at page 208)
 27        Financial Data Schedule--Year Ended December 31, 1998