Form 10-Q
period 1999-03-31
SECURITY CAPITAL GROUP INC/
filed 1999-05-17
CIK 923687

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR

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

      The number of shares outstanding of the Registrant's common stock as of April 30, 1999 was:

            Class A Common Shares, $.01 par value - 1,342,840 shares Class B Common Shares, $.01 par value - 54,979,870 shares

                       SECURITY CAPITAL GROUP INCORPORATED

                                      INDEX


                                                                          Page
                                                                       Number(s)
PART I.   Financial Information

  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets - March 31, 1999 (unaudited)
              and December 31, 1998...................................   1

          Consolidated Statements of Operations - Three months ended
              March 31, 1999 and 1998 (unaudited).....................   2-3

          Consolidated Statement of Shareholders' Equity -Three months
              ended March 31, 1999 (unaudited)........................   4

          Consolidated Statements of Cash Flows - Three months ended
              March 31, 1999 and 1998 (unaudited).....................   5-6

          Notes to Consolidated Financial Statements (unaudited).......  7-22

          Report of Independent Public Accountants.....................  23

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................  24-37

  Item 3. Quantitative and Qualitative Disclosure About Market Risk....  37-38

PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K.............................  39

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           March 31,      December 31,
                                                                                             1999             1998
                                                                                        --------------   --------------
                                                                                         (unaudited)
                                         ASSETS
                                         ------
Investments, at equity:
       Archstone Communities Trust                                                      $      822,383   $      827,977
       ProLogis Trust                                                                          608,255          623,715
       Security Capital European Realty                                                        363,129          379,971
       Security Capital Preferred Growth Incorporated                                           72,493           77,782
       Security Capital U.S. Realty                                                            715,281          791,562
       Strategic Hotel Capital Incorporated                                                    372,174          370,197
                                                                                        --------------   --------------
                                                                                             2,953,715        3,071,204
Real estate, less accumulated depreciation                                                   1,185,405        1,164,869
Investments in publicly traded real estate securities, at market value                          84,143          117,878
                                                                                        --------------   --------------
                Total real estate investments                                                4,223,263        4,353,951
Cash and cash equivalents                                                                       30,996           13,209
Deferred income tax asset                                                                        5,147               --
Other assets                                                                                   153,586          142,629
                                                                                        --------------   --------------
                Total assets                                                            $    4,412,992   $    4,509,789
                                                                                        ==============   ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
       Lines of credit                                                                  $      455,700   $      520,480
       Mortgage notes payable                                                                  221,334          343,362
       Long-term debt                                                                          699,553          614,236
       Convertible debentures                                                                  321,261          322,774
       Capital lease obligations                                                               143,260               --
       Accounts payable and accrued expenses                                                   113,240          118,152
       Deferred income tax liability                                                                --           35,457
                                                                                        --------------   --------------
                Total liabilities                                                            1,954,348        1,954,461

Minority interests                                                                             128,126          132,718

Shareholders' Equity:
       Class A (NYSE: SCZ.A) Shares, $.01 par value; 20,000,000 shares authorized; 1,405,973 and 1,487,109 shares issued and outstanding
        in 1999 and 1998, respectively                                                              14               15
       Class B (NYSE: SCZ) Shares, $.01 par value; 229,537,385 shares authorized; 51,806,162 and 47,628,481 shares issued and outstanding
        in 1999 and 1998, respectively                                                             518              476
       Series B Preferred Shares, $.01 par value; 257,642 shares
        issued and outstanding in 1999 and 1998; stated liquidation
        preference of $1,000 per share                                                         257,642          257,642
       Additional paid-in capital                                                            2,418,121        2,416,123
       Accumulated deficit                                                                    (345,777)        (251,646)
                                                                                        --------------   --------------
                Total shareholders' equity                                                   2,330,518        2,422,610
                                                                                        --------------   --------------
                Total liabilities and shareholders' equity                              $    4,412,992   $    4,509,789
                                                                                        ==============   ==============

  The accompanying notes are an integral part of these consolidated financial statements.
                                       1

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    1999            1998
                                                                               --------------  --------------
INCOME:
Equity in earnings (loss) of:
       Archstone Communities Trust                                             $       14,586  $       20,775
       ProLogis Trust                                                                   1,005          11,699
       Security Capital European Realty                                               (16,660)             --
       Security Capital Preferred Growth Incorporated                                  (4,030)            458
       Security Capital U.S. Realty                                                   (77,966)        (17,950)
       Strategic Hotel Capital Incorporated                                             5,248           2,512
Realized capital gains, net                                                             1,468           2,234
Change in unrealized gain or loss on investments                                       (2,888)           (834)
Financial Services Division revenues from related parties                              18,754          17,787
Other income, net                                                                         944           2,579
Property revenue                                                                       49,467          27,171
                                                                               --------------  --------------
                                                                                      (10,072)         66,431
EXPENSES:
Interest expense                                                                       31,018          12,799
Financial Services Division expenses                                                   19,992          12,347
General, administrative and other                                                      16,018          11,560
Depreciation and amortization                                                          11,053           6,847
Property expenses                                                                      23,641          12,253
                                                                               --------------  --------------
                                                                                      101,722          55,806
                                                                               --------------  --------------
Earnings (loss) from operations                                                      (111,794)         10,625
Provision for income tax expense (benefit):
   Current                                                                              4,220           2,698
   Deferred                                                                           (40,604)            835
                                                                               --------------  --------------
Total income tax expense (benefit)                                                    (36,384)          3,533
                                                                               --------------  --------------
       Minority interests in net earnings (loss)
          of subsidiaries                                                              (1,790)            459
                                                                               --------------  --------------
Earnings (loss) before change in accounting principle                                 (73,620)          6,633
       Less Preferred Share dividends                                                   4,509           2,606
                                                                               --------------  --------------
Earnings (loss) before change in accounting principle
   attributable to common shares                                                      (78,129)          4,027
       Change in accounting principle - Cumulative
            effect on prior years of expensing costs of
            start-up activities, net of minority interests                             16,002              --
                                                                               --------------  --------------
Net earnings (loss) attributable to common shares                              $      (94,131) $        4,027
                                                                               ==============  ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1999            1998
                                                                               --------------  --------------

Weighted-average Class B common shares outstanding:
       Basic                                                                          120,438         123,402
                                                                               ==============  ==============
       Diluted                                                                        120,438         126,813
                                                                               ==============  ==============

Earnings (loss) per share:
       Basic net earnings (loss) before change in accounting
          principle                                                            $        (0.65) $         0.03
       Change in accounting principle - expensing costs of
          start-up activities                                                           (0.13)             --
                                                                               --------------  --------------
       Basic net earnings (loss) attributable to common
           shares                                                              $        (0.78) $         0.03
                                                                               ==============  ==============

       Diluted net earnings (loss) before change in accounting
          principle                                                            $        (0.65) $         0.03
       Change in accounting principle - expensing costs of
          start-up activities                                                           (0.13)             --
                                                                               --------------  --------------
       Diluted net earnings (loss) attributable to common
          shares                                                               $        (0.78) $         0.03
                                                                               ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 1999
                          (In thousands, except shares)
                                   (Unaudited)




                                              Common Stock
                                 --------------------------------------
                                      Class A              Class B           Series B
                                 ------------------  ------------------  Preferred Stock    Additional                   Total
                                    Shares    Par      Shares      Par   At Liquidation      Paid-in     Accumulated   Shareholders'
                                 Outstanding  Value  Outstanding  Value      Value           Capital       Deficit       Equity
                                 -----------  -----  -----------  -----  --------------   -------------  -----------   ------------

Balances at December 31, 1998      1,487,109  $  15   47,628,481  $ 476  $      257,642   $   2,416,123  $  (251,646)  $  2,422,610
 Conversion of Class A Shares
  to Class B Shares                  (81,723)    (1)   4,086,131     41              --             (40)          --            --
 Conversion of 2016 Convertible
  Debentures to Class B Shares            --     --       65,532      1              --           1,512           --          1,513
 Issuance of Shares, net                 587     --       26,018     --              --             526           --            526
 Net loss                                 --     --           --     --              --              --      (89,622)       (89,622)
 Preferred Share dividends                --     --           --     --              --              --       (4,509)        (4,509)
                                 ===========  =====   ==========  =====  ==============   =============  ===========   ============
Balances at March 31, 1999         1,405,973  $  14   51,806,162  $ 518  $      257,642   $   2,418,121  $  (345,777)  $  2,330,518
                                 ===========  =====   ==========  =====  ==============   =============  ===========   ============


  The accompanying notes are an integral part of these consolidated financial statements.
                                       4

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                   1999              1998
                                                                                              --------------    --------------

Operating Activities:
       Net earnings (loss)                                                                    $      (89,622)   $        6,633
       Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
            Deferred income tax expense (benefit)                                                    (40,604)              835
            Minority interests                                                                        (1,790)              459
            Cumulative effect on prior years of expensing costs
              of start-up activities, net of minority interests                                       16,002                --
            Equity in (earnings) loss of unconsolidated investees                                     81,087           (15,649)
            Distributions from unconsolidated investees                                               37,324            34,744
            Change in unrealized gain or loss on investments                                           2,667               834
            Depreciation and amortization                                                             11,053             6,847
            Other                                                                                        933               930
       Decrease (increase) in other assets                                                               895           (16,156)
       Increase in accounts payable and accrued expenses                                               5,100            17,141
                                                                                              --------------    --------------
                Net cash flows provided by operating activities                                       23,045            36,618
                                                                                              --------------    --------------
Investing Activities:
       Real estate investments                                                                       (51,692)         (125,571)
       Redemptions from (investments in):
            Security Capital U.S. Realty                                                              (1,685)           (5,405)
            Security Capital European Realty                                                              --           (67,800)
            Strategic Hotel Capital Incorporated                                                          --           (75,000)
            Security Capital Preferred Growth Incorporated                                                --           (25,000)
            Publicly traded real estate securities, net                                               31,068            (2,901)
       Other                                                                                          (1,188)           (5,953)
                                                                                              --------------    --------------
                Net cash flows used in investing activities                                          (23,497)         (307,630)



  The accompanying notes are an integral part of these consolidated financial statements.
                                       5

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                   1999              1998
                                                                                              --------------    --------------

Financing Activities:
       Proceeds from lines of credit                                                          $       68,930    $      379,392
       Payments on lines of credit                                                                  (133,710)         (114,000)
       Proceeds from long-term debt offerings                                                         85,317                --
       Proceeds from unsecured note and mortgage notes payable                                            --             4,000
       Payments on mortgage notes payable                                                           (122,028)               --
       Proceeds from issuance of common shares to minority
            interest holders                                                                           1,722            27,134
       Sale of real estate, net                                                                      127,262                --
       Preferred dividends paid                                                                       (4,509)           (2,606)
       Other                                                                                          (4,745)              527
                                                                                              --------------    --------------
                Net cash flows provided by financing activities                                       18,239           294,447
                                                                                              --------------    --------------
Net increase in cash and cash equivalents                                                             17,787            23,435
Cash and cash equivalents, beginning of period                                                        13,209            11,454
                                                                                              --------------    --------------
Cash and cash equivalents, end of period                                                      $       30,996    $       34,889
                                                                                              ==============    ==============

Non-Cash Investing and Financing Activities:
       Increase in property and equipment from capital lease                                  $      145,000    $           --
                                                                                              ==============    ==============
       Increase in property and equipment and development cost payable                        $           --    $        1,241
                                                                                              ==============    ==============
       Conversions of 2016 Convertible Debentures                                             $        1,513    $           --
                                                                                              ==============    ==============


  The accompanying notes are an integral part of these consolidated financial statements.
                                       6

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

         The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees which include BelmontCorp
("Belmont"), Homestead Village Incorporated ("Homestead"), Security Capital European Real Estate Shares ("SC-European Real Estate Shares") and Security Capital U.S. Real Estate Shares ("SC-US Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 1999, minority interest relates mainly to Homestead and SC-US Real Estate Shares.

         The consolidated financial statements of Security Capital as of March 31, 1999, are unaudited and, pursuant to the rules of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1998 audited consolidated financial statements contained in Security Capital's 1998 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1998 consolidated financial statements and notes to consolidated financial statements in order to conform to the 1999 presentation. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year.

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  REAL ESTATE INVESTMENTS

         Security Capital holds the following investments at March 31, 1999, and December 31, 1998:

                                                                                                          Security Capital's Net
                                                                                % Ownership as of        Investments (Redemptions)
                                                                             March 31,   December 31,      for the Three Months
              Investment                             Type of Entity            1999          1998          Ended March 31, 1999
--------------------------------------         ---------------------------   ---------   ------------    ------------------------

EQUITY-METHOD INVESTEES:

Archstone Communities Trust                    Apartment REIT                  39.2%        38.1%         $             --
   ("Archstone")                               (publicly traded)

ProLogis Trust("ProLogis") (a)                 Industrial REIT                 31.0%        40.4%                       --
                                               (publicly traded)

Security Capital European Realty               Global real estate              34.6%        34.6%                       --
   ("SC-European Realty")                      investments
                                               (private entity)

Security Capital Preferred Growth              Convertible security             9.7%         9.8%                       --
  Incorporated ("SC-Preferred Growth")         investments in real
                                               estate companies
                                               (private REIT)

Security Capital U.S. Realty                   U.S. real estate                35.1%        35.0%                    1,685
  ("SC-U.S.Realty")                            investments
                                               (publicly traded)

Strategic Hotel Capital Incorporated           Luxury and                      30.4%        30.4%                       --
   ("Strategic Hotel")                         upscale hotels
                                               (private entity)

CONSOLIDATED INVESTEES:

BelmontCorp                                    Senior assisted living           100%         100%                    7,468
                                               (private entity)

Homestead Village Incorporated                 Extended-stay lodging           69.8%        69.8%                      --
                                               (publicly traded)

Security Capital European Real Estate          European real                   99.9%        99.9%                    3,000
   Shares                                      estate securities fund
                                               (investment fund)

Security Capital U.S. Real Estate              U.S. real estate                83.8%        89.9%                  (28,000)
   Shares                                      securities fund
                                               (investment fund)

(a) On March 30, 1999, ProLogis merged with Meridian Industrial Trust, Inc. Security Capital continues to be ProLogis' largest shareholder.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          Security Capital received dividends and interest (Strategic Hotel only) from its investees for the three months ended March 31, 1999 and 1998, as follows (in thousands, except per share amounts):

                                                           Dividends Received
                                                   --------------------------------
                                                        1999              1998
                                                   --------------    --------------
     Dividends:
             Archstone                             $       20,180    $       10,434
             Security Capital Atlantic
               Incorporated (a)                                --             9,541
             ProLogis                                      15,884            14,223
             SC-European Real Estate Shares                    34               --
             SC-Preferred Growth                            1,260               547
             SC-US Real Estate Shares                         700             3,764
                                                   --------------    --------------
                                                           38,058            38,509
                                                   --------------    --------------
     Interest:
             Strategic Hotel                                3,271             1,845
                                                   --------------    --------------
                                                   $       41,329    $       40,354
                                                   ==============    ==============




                                                            Dividend Amount
                                                          Per Investee Share
                                                   --------------------------------
                                                        1999              1998
                                                   --------------    --------------
             Archstone                             $       0.3700    $       0.3400
             Security Capital Atlantic
               Incorporated (a)                                --            0.4000
             ProLogis                                      0.3183            0.2850
             SC-European Real Estate Shares                0.0348                --
             SC-Preferred Growth                           0.3200            0.1700
             SC-US Real Estate Shares                      0.1199            0.3902

(a) Security Capital Atlantic Incorporated ("Atlantic") merged into Archstone in July 1998.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Presented  below  is  summarized  earnings   information  for  Security
Capital's equity-method investees for the three months ended March 31, 1999 and 1998 (in thousands):

                                                   Archstone         Atlantic(a)         ProLogis              Strategic Hotel
                                             ----------------------  -----------   ----------------------   ----------------------
                                                1999        1998        1998         1999        1998          1999        1998
                                             ----------  ----------  -----------   ----------  ----------   ----------  ----------
Rental revenue and other
   income, net                               $  161,387  $   95,611  $    48,306   $   93,766  $   90,292   $  166,934  $  105,984
Expenses                                        123,170      66,312       32,131       77,377      54,834      157,693     103,266
                                             ----------  ----------  -----------   ----------  ----------   ----------  ----------
Net earnings before minority
   interest                                      38,217      29,299       16,175       16,389      35,458        9,241       2,718
Minority interest share of
   net earnings                                      --          --           --        1,168         979        2,745       1,080
                                             ----------  ----------  -----------   ----------  ----------   ----------  ----------
Net earnings from operations                     38,217      29,299       16,175       15,221      34,479        6,496       1,638
Gain on disposition of
   real estate                                    5,319      15,484           --          714       2,066           --          --
                                             ----------  ----------  -----------   ----------  ----------   ----------  ----------
Net earnings                                     43,536      44,783       16,175       15,935      36,545        6,496       1,638
Less Preferred Share dividends                    5,691       4,712        1,078       13,445       8,799           --          --
                                             ----------  ----------  -----------   ----------  ----------   ----------  ----------
Net earnings attributable to common
   shares before change in accounting
   principle                                 $   37,845  $   40,071  $    15,097   $    2,490  $   27,746   $    6,496  $    1,638
                                             ==========  ==========  ===========   ==========  ==========   ==========  ==========

Security Capital share of net earnings
   before change in accounting
   principle                                 $   14,586  $   13,234  $     7,541   $    1,005  $   11,699   $    1,977  $      667
                                             ==========  ==========  ===========   ==========  ==========   ==========  ==========

Interest income from affiliate               $       --  $       --  $        --   $       --  $       --   $    3,271  $    1,845
                                             ==========  ==========  ===========   ==========  ==========   ==========  ==========




                                                           SC-European Realty(b)    SC-Preferred Growth         SC-U.S.Realty
                                                          ----------------------   ----------------------   ----------------------
                                                             1999        1998         1999        1998         1999        1998
                                                          ----------  ----------   ----------  ----------   ----------  ----------
Net investment income (loss)                              $   (3,436) $       --   $  13,096   $    4,108   $   13,152  $   20,964
Realized gains (losses) on investments                        (1,808)         --      (12,332)         --          580      17,186
Decrease in market value of investments                      (42,974)         --      (41,882)       (919)    (236,666)    (92,837)
Elimination of a related party transaction                        --          --           --          --          106          --
                                                          ----------  ----------   ----------  ----------   ----------  ----------
Adjusted net earnings (loss)                              $  (48,218) $       --   $  (41,118) $    3,189   $ (222,828) $  (54,687)
                                                          ==========  ==========   ==========  ==========   ==========  ==========

Security Capital share of adjusted net earnings (loss)    $  (16,660) $       --   $   (4,030) $      458   $  (77,966) $  (17,950)
                                                          ==========  ==========   ==========  ==========   ==========  ==========



(a)  Atlantic  merged  into  Archstone  in July  1998.
(b)  SC-European Realty commenced operations in April 1998.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         A condensed consolidating balance sheet for Security Capital as of March 31, 1999, follows (in thousands):

                                                                                   Investment
                                            Security Capital(a)     Homestead(b)   Funds(b)(c)    Consolidated(d)
                                            -------------------    -------------  -------------   ---------------

Investments, at equity                      $         3,365,582    $          --  $          --   $     2,953,715
Net real estate investments                              36,078        1,155,595             --         1,185,405
Investments in publicly traded real estate
    securities, at market value                              --               --         84,143            84,143
Cash and other assets                                   132,341          101,738          2,485           189,729
                                            -------------------    -------------  -------------   ---------------
           Total assets                     $         3,534,001    $   1,257,333  $      86,628   $     4,412,992
                                            ===================    =============  =============   ===============

Lines of credit                             $            56,700    $     399,000  $          --   $       455,700
Long-term debt                                        1,020,814          364,594             --         1,385,408
Other liabilities                                       101,855           54,660          1,573           113,240
                                            -------------------    -------------  -------------   ---------------
           Total liabilities                          1,179,369          818,254          1,573         1,954,348
Minority interests                                       19,320               --             --           128,126
Shareholders' equity                                  2,335,312          439,079         85,055         2,330,518
                                            -------------------    -------------  -------------   ---------------
           Total liabilities and
               shareholders' equity         $         3,534,001    $   1,257,333  $      86,628   $     4,412,992
                                            ===================    =============  =============   ===============


(a) Includes Homestead and the Investment Funds accounted for using the equity method.
(b) Reflects the carrying amount prior to elimination  entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d) Consolidated amounts include effect of elimination entries.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         A condensed consolidating statement of operations for Security Capital for the three months ended March 31, 1999, follows (in thousands):


                                                   Security                   Investment
                                                  Capital(a)    Homestead(b)  Funds(b)(c)   Consolidated(d)
                                                -------------  ------------- ------------   ---------------
Equity in earnings (loss) of investees          $     (82,340) $         --  $         --   $       (77,817)
Financial Services Division revenues from
   related parties                                     20,784            --            --            18,754
Property revenue                                          473        48,994            --            49,467
Other income (loss)                                     1,183           181        (1,219)             (476)
                                                -------------  ------------  ------------   ---------------
                                                      (59,900)       49,175        (1,219)          (10,072)
                                                -------------  ------------  ------------   ---------------
Interest expense                                       19,842        11,317            --            31,018
Financial Services Division expenses                   19,992            --            --            19,992
General, administrative and other                       8,008         9,487           280            16,018
Depreciation and amortization                           1,677         9,997            --            11,053
Property expenses                                         535        23,106            --            23,641
                                                -------------  ------------  ------------   ---------------
                                                       50,054        53,907           280           101,722
                                                -------------  ------------  ------------   ---------------
Loss before income taxes, minority
   interests and change in accounting
   principle                                         (109,954)       (4,732)       (1,499)         (111,794)
  Income tax benefit                                  (36,384)           --            --           (36,384)
  Minority interests                                       --            --            --            (1,790)
                                                -------------  ------------  ------------   ----------------
Net loss before change in accounting
   principle                                          (73,570)       (4,732)       (1,499)          (73,620)
  Less Preferred Share dividends                        4,509            --            --             4,509
                                                -------------  ------------  ------------   ---------------
Loss attributable to common shares                    (78,079)       (4,732)       (1,499)          (78,129)
   Change in accounting principle -
       Cumulative effect on prior years of
       expensing costs of start-up activities,
       net of minority interests                       16,002        14,230            --            16,002
                                                -------------  ------------  ------------   ---------------
Net loss attributable to common shares          $     (94,081) $    (18,962) $     (1,499)  $       (94,131)
                                                =============  ============  ============   ===============

(a) Includes Homestead and the Investment Funds accounted for using the equity method.
(b) Reflects the carrying amount prior to elimination  entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d) Consolidated amounts include effect of elimination entries.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3) FINANCIAL SERVICES DIVISION

     Financial Services Division revenues for the three months ended March 31, 1999 and 1998, were earned from the following sources (in thousands):

                                                       1999                1998
                                                 ----------------    ----------------
Capital Markets Group fees                       $            900    $          4,638
Corporate Services Group fees                               5,507               3,784
Global Capital Management Group fees                       14,254              10,106
Real Estate Research Group fees                               229                 317
                                                 ----------------    ----------------
       Total Financial Services Division
         revenues from related parties                     20,890              18,845
Less amounts eliminated in
   consolidation                                           (2,136)             (1,058)
                                                 ----------------    ----------------
Consolidated Financial Services
   Division revenue from related parties         $         18,754    $         17,787
                                                 ================    ================


(4) SEGMENT REPORTING

         For internal management purposes, Security Capital uses Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDADT") to measure its performance. Security Capital believes that EBDADT is the best measure of operating performance for Security Capital and its affiliates. For EBDADT purposes, all investees (including consolidated investees) are accounted for on the equity method. In general, EBDADT is defined for Security Capital and its consolidated and equity-method investees as follows:

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          Presented below is a Statement of EBDADT by reportable segment for the three months ended March 31, 1999 and 1998 (in thousands).


                                                                      1999             1998
                                                                 --------------   --------------

Capital Division:
  Equity in Investees' EBDADT                                    $       85,726   $       78,364
  Interest and other income                                                 787              587
                                                                 --------------   --------------
                                                                         86,513           78,951
                                                                 --------------   --------------
  Operating expenses                                                      8,213            7,438
  Interest expense                                                       19,831            9,820
  Current income tax expense                                              3,869            2,266
  Convertible preferred share dividends                                   4,509            2,606
                                                                 --------------   --------------

      Capital Division EBDADT(1)                                         50,091           56,821
                                                                 --------------   --------------

Financial Services Division:
  Revenues                                                               20,890           18,845
                                                                 --------------   --------------
  Operating expenses                                                     19,838           12,869
  Current income tax expense                                                351              432
                                                                 --------------   --------------

      Financial Services Division EBDADT                                    701            5,544
                                                                 --------------   --------------

EBDADT                                                           $       50,792   $       62,365
                                                                 ==============   ==============


(1) For purposes of calculating Capital Division EBDADT, Security Capital applies all interest expense, preferred share dividends and similar charges for invested capital to the Capital Division. Operating expenses include the direct costs of personnel assigned to the Capital Division plus a proportionate share of general and administrative costs based on revenues.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Presented below is a reconciliation of net earnings (loss) to EBDADT for the three months ended March 31, 1999 and 1998 (in thousands):

                                                               1999                   1998
                                                        -------------------    ------------------

Net earnings (loss) attributable
  to common shares                                      $           (94,131)   $            4,027

Investee reconciling items:

  Real estate depreciation                                           43,889                32,072
  Gain on sale of undepreciated real estate                          (2,339)               (5,985)
  Unrealized (gains) losses                                         112,911                29,827
  EBDADT, net of dividends, from
     Strategic Investees of SC-U.S.Realty and
     SC-European Realty                                              12,669                 4,009
  Interest rate hedge expense                                           378                    --
  Loss on extinguishment of debt                                        429                    --
  Other                                                               1,771                (2,420)
                                                        -------------------    ------------------
                                                                    169,708                57,503
                                                        -------------------    ------------------

Security Capital reconciling items:

  Deferred tax (benefit) expense                                    (40,604)                  835
  Adoption of an accounting principle                                16,002
  Other                                                                (183)                   --
                                                        -------------------    ------------------
                                                                    (24,785)                  835
                                                        -------------------    ------------------

EBDADT                                                  $            50,792    $           62,365
                                                        ===================    ==================


Presented below is a reconciliation of segment assets at fair value to assets presented in accordance with generally accepted accounting principles ("GAAP") as of March 31, 1999 and December 31, 1998 (in thousands):

                                                        1999                1998
                                                  ----------------    ----------------
Capital Division assets at fair value (1)         $      3,763,496    $      3,973,091
     Excess of assets at fair value over cost
         of unconsolidated GAAP assets                    (241,351)           (300,707)
     Consolidation of Homestead and
         investment funds                                  900,840             847,584
     Proceeds from assumed exercise
         of options and warrants (2)                        (9,993)            (10,179)
                                                  ----------------    ----------------

GAAP Assets                                       $      4,412,992    $      4,509,789
                                                  ================    ================

(1) For internal management purposes, Security Capital values its Capital Division assets at fair value and does not assign a value to the Financial Services Division.
(2) Includes only those options and warrants whose exercise price is equal to or less than market value as of these dates.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5) INDEBTEDNESS

     Lines of Credit:

         At March 31, 1999, Security Capital had a $650,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Borrowings accrued interest at LIBOR plus a margin (1.00% as of March 31, 1999) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%).

         On April 13, 1999, the line of credit was amended. The amended agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. At Security Capital's request, availability of the line was reduced to $470,000,000 from $650,000,000, to match Security Capital's anticipated intermediate-term requirements. Under the amended agreement borrowings accrue interest at LIBOR plus a margin (1.30% as of April 13, 1999) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus
 .50%).

         Commitment fees on the amended line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         As of March 18, 1999, Homestead executed an agreement with its bank lenders to renew and amend their Working Capital Facilities. Homestead's lines of credit as of March 31, 1999, are summarized as follows:


                                                                       Fee on average
      Amount          Maturity          Interest rate range          unfunded balances            Collateral
---------------   ------------------   ----------------------------  -----------------   --------------------

$   170,000,000   December 31, 2000    2.0% to 3.0% over LIBOR           0.375%          Suburban real estate properties
(previously                            and 1.0% to 2.0% over
 $150,000,000)                         prime or 1.5% to 2.5% over
                                       the federal funds rate

$    30,000,000   December 31, 2000    3.0% over LIBOR and 2.0%          N/A             Urban real estate properties
(previously                            over prime or 2.5% over the
 $50,000,000)                          federal funds rate


$   200,000,000   October 1, 1999      Eurodollar rate plus 1.25%        0.25%           Subscription receivable from Security
                                       or base rate of prime                             Capital for $200,000,000 of Homestead
                                       plus 0.25%                                        convertible subordinated debentures, which
                                                                                         Homestead may convert to Homestead common
                                                                                         stock if it is not in default.  Homestead
                                                                                         is currently conducting a rights offering
                                                                                         in which Security Capital has agreed to
                                                                                         invest up to $225,000,000, and upon
                                                                                         completion of  which the $200,000,000
                                                                                         equity subscription will terminate after
                                                                                         being funded.  Proceeds of the rights
                                                                                         offering will be used first to pay off the
                                                                                         $200,000,000 loan.  And, second, for other
                                                                                         working capital and general corporate
                                                                                         purposes.


          On April 22, 1999, Homestead, the lenders under the bank lines of credit, and Security Capital executed a letter agreement (i) extending the maturity of the $200,000,000 line of credit to the earliest of October 31, 1999, the date of any business combination or sale of substantially all of Homestead's assets, or 45 days after the termination of negotiations with third parties regarding business combinations; (ii) allowing Homestead to incur up to $25,000,000 of unsecured, subordinated debt to Security Capital; and (iii) prohibiting incurrence of any indebtedness other than the note to Security Capital, the lines of credit, the capital lease obligation, and the convertible mortgage notes. Homestead paid a fee to the banks of $494,000 in connection with this extension and amendment. As of May 13, 1999, no amounts had been borrowed by Homestead under the line with Security Capital.

         Each  line  of  credit  requires   maintenance  of  certain   financial
covenants. Security Capital, SC Realty, SC Realty Shares Limited and Homestead were in compliance with all such covenants at March 31, 1999.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Senior Unsecured Notes:

          Security Capital has the following long-term debt outstanding as of March 31, 1999 (in thousands):

     6.95% Senior  Unsecured  Notes,  due June 15, 2005,  original  principal of
     $200,000,000,  net of original issue discount.  Interest is payable on June
     15 and December 15 of each year.                                                    $     199,809

     7.15% Senior  Unsecured  Notes,  due June 15, 2007,  original  principal of
     $100,000,000,  net of original issue discount.  Interest is payable on June
     15 and December 15 of each year.                                                           99,829

     7.70% Senior  Unsecured  Notes,  due June 15, 2028,  original  principal of
     $200,000,000. Interest is payable on June 15 and December 15 of each year.                200,000

     7.75%  Senior Unsecured   Notes,  due  November  15,  2003,  original
     principal of  $100,000,000,  net of original  issue  discount.  Interest is
     payable on May 15 and November 15 of each year, commencing May 15, 1999.                   99,913

     7.66% Senior Unsecured Notes, due December 21, 2004, original principal of  $14,700,000,  including  original issue premium.  Interest is payable
     on March 15 and September 15 of each year, commencing March 15, 1999.                      14,702

     7.75% Senior Unsecured Notes, due January 11, 2005, original principal of
     $5,000,000.  Interest is payable on March 15 and September 15 of each year,
     commencing March 15, 1999.                                                                  5,000

     7.80% Senior Unsecured Notes, due January 12, 2005, original principal of
     $54,550,000.  Interest is payable on March 15 and September 15 of each
     year,commencing March 15, 1999.                                                            54,550

     7.80% Senior Unsecured Notes, due January 19, 2005, original principal of
     $25,750,000.  Interest is payable on March 15 and September 15 of each
     year,commencing March 15, 1999.                                                            25,750

                                                                                         -------------
                                                                                         $     699,553

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Convertible Debt:

          As of March 31, 1999 and December 31, 1998, Security Capital had $321,261,000 and $322,774,000, respectively, of 6.50% convertible subordinated debentures due 2016 ("2016 Convertible Debentures") outstanding. The 2016 Convertible Debentures accrue interest at 6.50% per annum and pay interest semi-annually in June and December.


     Capital Lease Obligation:

          On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 Homestead properties collaterizing the $122,000,000 mortgage note due June 1999. Hospitality Properties Trust purchased the properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay a $122,000,000 mortgage note and to post the $16,000,000 security deposit.

         The approximate $350,000 gain on sale will be deferred and will be recognized over the term of the lease. The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments, discounted at approximately 9.8%, has been recorded as an asset of $145,000,000 to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the lease obligation at March 31, 1999, was $143,260,000.

         The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.


Interest:

         Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the three months ended March 31, 1999 and 1998 (in thousands).

                                                           1999                1998
                                                     ----------------    ----------------

Total interest incurred                              $         35,458    $         19,303
                                                     ================    ================

Homestead and Belmont capitalized
    interest included in total interest incurred     $          4,440    $          6,504
                                                     ================    ================

Interest paid in cash                                $         13,149    $          3,266
                                                     ================    ================

Amortization of deferred financing costs
    included in interest incurred                    $          1,565    $          1,264
                                                     ================    ================


                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6) SHAREHOLDERS' EQUITY

     Per Share Data:

         The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share under Statement of Financial Accounting Standards 128 ("SFAS 128") for the periods indicated (in thousands, except per share amounts):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                     --------------------------------
                                                                          1999              1998
                                                                     --------------    --------------

          Net income (loss) attributable to common shares
               and assumed conversions                               $      (94,131)   $        4,027
                                                                     ==============    ==============
          Basic weighted-average Class B common
               shares outstanding                                           120,438           123,402
           Increase in shares which would result from:
                Exercise of options                                              --             2,528
                Exercise of warrants                                             --               883
                                                                     --------------    --------------
          Diluted weighted-average Class B common
                 shares outstanding                                         120,438           126,813
                                                                     ==============    ==============
          Per share net earnings (loss) attributable to
                 Class B common shares:
                    Basic                                            $        (0.78)   $         0.03
                                                                     ==============    ==============
                    Diluted                                          $        (0.78)   $         0.03
                                                                     ==============    ==============

         For  all  periods  the  Convertible   Debentures  and  the  Convertible
Preferred Shares are not assumed converted for the purpose of calculating diluted earnings per Class B Common Share as the effects are anti-dilutive, and for loss periods the conversion of options and warrants are not assumed exercised as the effect is anti-dilutive.


  (7) COMMITMENTS AND CONTINGENCIES

         Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-European Realty. As of March 31, 1999, $375,737,000 had been funded by Security Capital and its affiliates.

         At March 31, 1999, Homestead had approximately $42,000,000 of unfunded commitments for developments under construction. Homestead anticipates completing development of properties under construction utilizing cash on hand, any cash available from net proceeds of the rights offering after repayment of the $200,000,000 line of credit, proceeds from future sales, if any, of unencumbered land, and cash flow from operations.

         In connection with a line of credit agreement entered into by Homestead in June 1998, Security Capital committed, during the term of the line of credit, to retain its ownership of Homestead common shares and to purchase up to $200,000,000 of convertible subordinated debentures of Homestead under certain

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

circumstances. Homestead has pledged this investment obligation of Security Capital as security under Homestead's June 1998 line of credit. In addition, on March 25, 1999, Homestead announced a rights offering for $225,000,000 of common stock, the proceeds of which will be used to repay Homestead's $200,000,000 bridge facility and for purposes allowed under the Working Capital Facilities. Security Capital will participate in the rights offering. Security Capital has committed to purchase all rights not exercised by other shareholders. The rights expire on May 21, 1999, with funding anticipated on May 28, 1999. Upon completion of the Homestead rights offering, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.

         As of March 31, 1999, $47,719,000 had been funded by Security Capital to Belmont and an additional $32,710,000 of unfunded commitments remained. At March 31, 1999, Belmont had approximately $27,897,000 of unfunded commitments for developments under construction.


(8)  RECENT ACCOUNTING PRONOUNCEMENT

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities,"
("SOP 98-5"), establishing accounting standards requiring the expensing of organizational, pre-opening and start-up costs. Security Capital adopted SOP
98-5 effective January 1, 1999. Upon adoption, any material unamortized organizational, pre-opening and start-up costs were written off as a cumulative effect of adoption of an accounting standard. The cumulative impact of the adoption of SOP 98-5 on Security Capital's results of operation and financial position was $16,002,000 in the first quarter of 1999, including $763,000 from investees accounted for by the equity method of accounting. No financial statement amounts were restated upon adoption of the new standard.


(9)  SUBSEQUENT EVENTS

         Homestead Special Charge

         Homestead has made substantial investments in ownership of land held for development and in costs of pursuit of additional development sites. In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development of sites beyond those already in construction, to
further  curtail  its  development  program.   All  land  previously  held  for
development will be held for sale, all pursuits for acquisition of additional sites for development will be abandoned, and Homestead will reduce overhead costs and personnel to reflect a company with stabilized opertions of 136 properties. Homestead will record a special charge in the second quarter of 1999 for the write-down of the carrying cost of land held for sale to its estimated fair value less estimated costs to dispose, write-offs of costs of pursuits and loss of non-refundable earnest money deposits and for the costs of severance of personnel. The special charge to earnings is expected to approximate $65 million.

         The majority of costs of curtailment of the development program are due to the expected write-downs on land to be held for sale. Substantial effort and costs have been incurred in the planning stage for design, engineering, and architectural work and capitalization of carrying costs, all of which the company expects to be lost upon sale of the sites.

         Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are pledged as collateral for the Working Capital Facilities and upon sale of these sites any such proceeds must be used to repay the Working Capital Facilities.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Strategic Hotel

         On May 4, 1999, Security Capital formally notified one of its operating companies, Strategic Hotel, of its intent to sell its entire ownership position in Strategic Hotel. The offer was made pursuant to a transfer rights agreement between Security Capital and Strategic Hotel dated as of February 28, 1998. There can be no assurance that Security Capital will sell its ownership position or if it does sell its ownership position whether there will be a gain or loss on the sale.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of March 31, 1999, and the related consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, the consolidated statement of shareholders' equity for the three-month period ended March 31, 1999, and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust and Security Capital Atlantic Incorporated, whose total assets represent 18.6% of the total assets of Security Capital Group Incorporated and subsidiaries as of March 31, 1999, and whose income represent 7.6% and 20.0% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the three-month periods ended March 31, 1999 and 1998, respectively.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 1998, and, in our report dated March 10, 1999, we expressed an unqualified opinion on that statement based on our audit and reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                ARTHUR ANDERSEN LLP

Chicago, Illinois
May 13, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with Security Capital's consolidated financial statements and the notes thereto in Item 1 of this report. See Security Capital's 1998 Annual Report on Form 10-K for a discussion of various risk factors associated with forward looking statements made in this document.

Overview

         Security Capital is a global real estate research, investment and operating management company. Security Capital obtains income from five sources:
(1) the Capital Division's share of earnings from its investees; (2) Capital Markets revenues; (3) Corporate Services revenues for information technology, accounting and administrative services; (4) Global Capital Management Group revenues; and (5) Real Estate Research revenues. Revenues from Corporate
Services, Capital Markets, Global Capital Management Group and Real Estate Research are all included in the Financial Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Financial Services Division revenues earned from consolidated investees (Belmont, Homestead, SC-US Real Estate Shares and SC-European Real Estate Shares) are eliminated in Security Capital's consolidated financial statements.


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Capital Division Investments

         Dividends Received

         Security Capital's dividends received decreased from $38.5 million to $38.1 million, for the three months ended March 31, 1999, compared to the same period in 1998. The decrease resulted primarily from a decrease in the dividend rate of SC-US Real Estate Shares because they did not pay a capital gains distribution in 1999 as they did in 1998 (see "dividends per investee share" chart in note 2 to the consolidated financial statements). During the first quarter, Security Capital redeemed $28 million of its investment in SC-US Real Estate Shares, which immaterially reduced dividend income.


         Equity in Earnings of Investees

         Security Capital includes in its earnings its share of the earnings of its unconsolidated investees. The equity in earnings of SC-European Realty, SC-U.S.Realty and SC-Preferred Growth, and the earnings of SC-US Real Estate Shares and SC-European Real Estate Shares, in accordance with generally accepted accounting principles, include the change in unrealized gains or losses on their investments in their earnings. This component of earnings or loss fluctuates with changes in the prevailing market prices for the shares of the real estate companies in which they invest. The fluctuation in market prices does not have an impact on cash flow, but the general decline in real estate equity security prices through the first quarter of 1999 had a significant adverse impact on Security Capital's equity in earnings of these investees. During the second quarter of 1999, real estate security prices began generally to increase. If this recent trend continues, it will have a positive effect on Security Capital's equity in earnings of these investees.

         Presented below is Security Capital's equity in earnings (loss) of affiliates for the three months ended March 31, 1999 and 1998, and Security Capital's common share ownership interest in affiliates as of March 31, 1999 and 1998 (Dollar amounts in millions):

                                 Equity in Earnings (Loss)                 % Ownership
                                    Three Months Ended                         as of
                                         March 31,                            March 31,
                                 -------------------------           -------------------------
                                    1999           1998                 1999           1998
                                 ----------     ----------           ----------     ----------
     Archstone                   $     14.6     $     20.8              39.2%          33.0%
     ProLogis                           1.0           11.7              31.0           41.1
     SC-European Realty               (16.7)           --               34.6            --
     SC-Preferred Growth               (4.0)           0.5               9.7           13.3
     SC-U.S.Realty                    (78.0)         (18.0)             35.1           33.1
     Strategic Hotel:
        Earnings                        2.0            0.7              30.4           39.5
        Interest income                 3.2            1.8
                                 ----------     ----------
                                 $    (77.9)    $     17.5
                                 ==========     ==========

         Atlantic was merged into Archstone in July of 1998. For purposes of the table above Security Capital has combined the results of Archstone and Atlantic for the three months ended March 31, 1998. The decrease in Security Capital's equity in Archstone's earnings for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to a decrease in gains on dispositions of depreciated real estate of $10.2 million and increased depreciation and general and administrative expenses.

         The decrease in Security Capital's equity in ProLogis' earnings for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to an increase in interest expense of $11.3 million, an increase in preferred dividends of $4.6 million, an increase in depreciation of $4.2 million and foreign exchange losses of $8.3 million for the three months ended March 31, 1999, compared to a foreign exchange gain of $1.6 million for the three months ended March 31, 1998. This is partially offset by an increase in net operating income of $17.3 million.

         Security Capital's decreased ownership in ProLogis is due to ProLogis' merger with Meredian Industrial Trust, Inc. which was effective March 30, 1999. Security Capital continues to be ProLogis' largest shareholder.

         The decrease in Security Capital's equity in SC-Preferred Growth's earnings for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to a change in unrealized gain or loss on investments ($41.9 million decrease in 1999 and $0.9 million decrease in 1998) due to the decline in the fair value of stocks owned by SC-Preferred Growth and a realized loss of $12.3 million recorded in the first quarter of 1999.

         The decrease in Security Capital's equity in SC-U.S.Realty's earnings for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to the change in unrealized gain or loss on investments ($236.7 million and $92.8 million decrease for the three months ended March 31, 1999 and 1998, respectively), due to the decline in the market value of REIT stocks generally, including those owned by SC-U.S.Realty. SC-U.S.Realty's realized gains on its non-strategic real estate portfolio investments decreased by $16.6 million for the three months ended March 31, 1999, compared to the same period in 1998. SC-U.S.Realty's net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) decreased by $7.8 million for the three months ended 1999 compared to the same period in 1998.

         The increase in Security Capital's equity in Strategic Hotel's earnings for the three months ended March 31, 1999, compared to the same period in 1998, is primarily due to additional property acquisitions by Strategic Hotel in 1998 and the first quarter of 1999. On May 4, 1999, Security Capital formally notified Strategic Hotel of its intent to sell its entire ownership position in Strategic Hotel. The offer was made pursuant to a transfer rights agreement between Security Capital and Strategic Hotel dated as of February 28, 1998. There can be no assurance that Security Capital will sell its ownership position or if it does sell its ownership position whether there will be a gain or loss on the sale.

         The decline in the real estate equity markets during 1998 and into the first quarter of 1999 may impact the near-term ability of operating affiliates of Security Capital to access the equity and debt markets, which could adversely impact their ability to maintain their historical growth rates. However, this should be partially mitigated by the affiliates' ability to maximize the performance of their portfolio of operating properties.

         Property Revenue and Expenses

         Homestead's room revenue increased from $27.2 million to $49.0 million, an 80% increase for the three months ended March 31, 1999, compared to the same period in 1998. Homestead's rental expenses increased from $12.3 million to $23.1 million, an 88% increase for the three months ended March 31, 1999, compared to the same period in 1998. Homestead's 43 operating property openings from the end of the first quarter of 1998 through the end of the first quarter of 1999 were the primary reason for both the increases in room revenue and rental expenses. The increase in room revenue was also due to a modest increase in the average weekly rate. The average weekly rate increase was partially offset by lower overall occupancy for the three months ended March 31, 1999, as compared to the same period in 1998. The occupancy decrease is attributable to the effect of competition.

         Homestead's results for the first quarter of 1999 were below management's prior expectations. Lower than expected occupancy rates in certain markets has led to lower than expected revenues for certain properties. Lower than expected increases in occupancy rates for newly-opened properties in the northeast and mid-west also are expected to impact revenues. These lower than expected results will adversely affect Security Capital's results in 1999.

         In October 1998, Homestead reorganized its development effort and recorded $7.24 million of special charges in the fourth quarter of 1998. Such charges primarily related to the severance of development personnel and abandonment of certain pursuits of development sites due to the limited availability of additional funds for development. In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development beyond those properties already in construction, to further curtail its development program. All land previously held for development will be held for sale, all pursuits for acquisition of additional sites for development will be abandoned, and Homestead will reduce overhead costs and personnel to reflect a company with stabilized operations of 136 properties. A special charge will be recorded in Second Quarter 1999 which is expected to approximate $65 million for write-downs of land to be held for sale, write-offs of costs of pursuits, and the costs of severance of personnel. This is expected to have a materially adverse affect on Homestead's reported earnings for the second quarter of 1999.


         The majority of costs of the special charge related to the expected allowance for the write-downs of land to be held for sale. Substantial effort and costs have been incurred in the planning stage for design, engineering, and architectural work and capitalization of carrying costs, all of which Homestead expects to be lost value upon sale of the sites to other parties.

         Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are encumbered by the Working Capital Facilities and upon sale will require use of the proceeds to repay the Working Capital Facilities.

     Financial Services Division Revenues

          The components of Financial Services Division revenues were as follows for the three months ended March 31, 1999 and 1998 (in millions):


                                                                     1999            1998
                                                                 ------------    ------------
                 Capital Markets                                 $        0.9    $        4.6
                 Corporate Services                                       5.5             3.8
                 Global Capital Management                               14.3            10.1
                 Real Estate Research                                     0.2             0.3
                                                                 ------------    ------------
                    Total Financial Services Division revenues           20.9            18.8
                 Less amounts eliminated in consolidation                (2.1)           (1.0)
                                                                 ------------    ------------
                    Consolidated Financial Services
                        Division revenues                        $       18.8    $       17.8
                                                                 ============    ============

         The increase in Financial Services Division revenues for the three months ended March 31, 1999, compared to the same period in 1998 was primarily attributable to the growth in assets managed by Global Capital Management (shown in the following table), which generated increased advisory and management fees, and an increase in corporate services and real estate research services revenue; partially offset by a decrease in Capital Markets revenue. Capital Markets revenues are transactional in nature and influenced by the general Real Estate Investment Trust ("REIT") equity market conditions discussed above.

         The  following   table  reflects  the  market  value  of  assets  under
management by the Global Capital Management Group as of March 31, 1999 and 1998 (in millions):

                                                                     1999            1998
                                                                 ------------    ------------
                 SC-European Realty                              $      1,084    $         --
                 SC-Preferred Growth                                      746             613
                 SC-U.S.Realty                                          2,629           3,046
                 Investment Funds                                          85             134
                 Other                                                     75              --
                                                                 ------------    ------------
                                                                 $      4,619    $      3,793
                                                                 ============    ============

         Growth in Financial Services Division revenues is expected to come primarily from management and advisory revenues earned by the Global Capital Management Group and fees earned by Capital Markets, Corporate Services and Real Estate Research. The decline in real estate security stock prices may make it more difficult to attract assets to the company's investment funds and investees which could, in turn, impact future revenue growth for the Global Capital Management Group or Capital Markets. Additionally, the decline in real estate securities prices in 1998 and the first quarter of 1999 reduced the value of assets under management in some of Security Capital's closed-end managed entities, thereby decreasing fee income to Security Capital for managing such entities. Any reduced growth could be partially offset, over the long-term, by increases in other Financial Services revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given. During the second quarter of 1999, assets under management began to increase materially due to rising real estate security prices.

     Realized capital gains

         Realized capital gains decreased from net capital gains of $2.2 million to net capital gains of $1.5 million for the three months ended March 31, 1999, compared to the same period in 1998. This decrease is due to the decrease in the market value of SC-US Real Estate Shares' investments that were sold.


     Change in unrealized gain or loss on investments

         The change in unrealized gain or loss on investments was a decrease of $2.9 million for the three months ended March 31, 1999 compared to a decrease of $0.8 million for the same period in 1998. The decrease in 1999 is due to the decrease in the market value of SC-US Real Estate Shares' investments.

         At March 31, 1999, SC-US Real Estate Shares had investments at cost and fair market value of approximately $67.4 million and $64.6 million, respectively. At March 31, 1999, SC-European Real Estate Shares had investments at cost and fair market value of approximately $17.0 million and $19.5 million, respectively.


     Other Income, net

         Other income decreased from $2.6 million for the three months ended March 31, 1998, to $0.9 million for the three months ended March 31, 1999. The decrease is primarily due to decreased dividend income for the investment funds due to Security Capital redeeming $28.0 million of its investments in SC-US Real Estate Shares.


     Financial Services Division Expenses

         Financial Services Division expenses increased from $12.3 million to $20.0 million, a 63% increase for the three months ended March 31, 1999, compared to the same period in 1998. This increase primarily resulted from increased personnel in the Global Capital Management Group and the Capital Markets Group during 1998, primarily due to the establishment of European-based capabilities for capital markets and certain capital management activities.


     General, Administrative and Other

         General, administrative and other expenses increased from $11.6 million to $16.0 million, a 38% increase for the three months ended March 31, 1999, compared to the same period in 1998. These increases resulted primarily from additional personnel and costs related to Security Capital's capital division and administrative infrastructure.

     Interest Expense

         Interest expense for the three months ended March 31, 1999 and 1998, is summarized as follows (in millions):

                                    Security Capital          Homestead               Total
                                   ------------------    ------------------    ------------------
                                     1999      1998        1999      1998        1999       1998
                                   --------  --------    --------  --------    --------  --------
     Convertible debentures        $    5.3  $    5.3    $     --  $     --    $    5.3  $    5.3
     Lines of credit                    1.8       4.7         7.5       1.7         9.3       6.4
     Senior unsecured notes            13.0        --          --        --        13.0        --
     Mortgage notes payable              --        --         6.5       7.6         6.5       7.6
     Capital lease                       --        --         1.4        --         1.4        --
     Capitalized interest              (0.3)     (0.2)       (4.2)     (6.3)       (4.5)     (6.5)
                                   --------  --------    --------  --------    --------  --------
        Total                      $   19.8  $    9.8    $   11.2  $    3.0    $   31.0  $   12.8
                                   ========  ========    ========  ========    ========  ========

         The increase in Security Capital's net interest expense is primarily due to the issuance of additional debt to fund investments. The increase in Homestead's net interest expense is primarily due to increased line of credit borrowings used to fund developments.


     Depreciation and Amortization

         Depreciation and amortization increased from $6.8 million to $11.1 million, a 64% increase for the three months ended March 31, 1999, compared to the same period in 1998. These increases primarily resulted from additional Homestead properties, and, to a lesser degree, additional computer hardware, software and office leasehold improvements in the Financial Services Division.


     Provision for Income Taxes

         The effective tax benefit rate for the three months ended March 31, 1999, is less than 35%. This reduced benefit rate is primarily created by unbenefited net deferred tax assets in consolidated subsidiaries. The effective tax provision rate for the three months ended March 31, 1998, is less than 35%. This reduced taxable rate is primarily created by income generated on permanently invested capital in a foreign jurisdiction which has a substantially lower tax rate.


     Preferred Share Dividends

         Preferred Share dividends increased to $4.5 million for the three months ended March 31, 1999, compared to $2.6 million for the same period in 1998. This increase is due to the exchange of Series A Preferred Shares and certain Class B Common Shares for Series B Preferred Shares in May 1998.


     Change in accounting principle

         The net loss for the three months ended March 31, 1999, includes the cumulative effect of a change in accounting principle of $16.0 million, primarily related to Homestead and Belmont's adoption of the Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Upon adoption on January 1, 1999, any material unamortized organizational, pre-opening and start-up costs were written off.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

         Security Capital's investment activities consist primarily of investments in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Financial Services
Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies which conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments, primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities through cash from operations, the sale of stock and convertible securities, borrowings under lines of credit and issuance of unsecured long-term debt.


     Operating Activities

         Cash provided by operating activities decreased by $13.6 million during the first three months of 1999 as compared to the same period in 1998. This decrease is primarily due to an increase in debt outstanding due to increased investments in non-dividend paying investees. Increased operating expenses relative to smaller revenue increases have also affected cash flow.


     Investing and Financing Activities

         Security Capital's investing activities used approximately $49.3 million, and Homestead's used approximately $49.3 million, for the three months ended March 31, 1999, compared to $182.1 million and $125.5 million, respectively, for the three months ended March 31, 1998. Security Capital's investing activities during the three months ended March 31, 1999, primarily consisted of (i) $31.1 million net redemption of publicly traded real estate securities; (ii) $1.7 million invested in SC-U.S.Realty; and (iii) $2.9 million investment by Belmont in real estate. Security Capital's investing activities during the three months ended March 31, 1998, consisted primarily of (i) $173.2 million investment by Security Capital in securities of various affiliates; and
(ii) $2.9 million investment by Security Capital in securities of other publicly traded real estate securities.

          Security Capital's financing activities provided net cash of $18.2 million for the three months ended March 31, 1999, compared to providing $294.4 million for the three months ended March 31, 1998. Security Capital's financing activities for the three months ended March 31, 1999, primarily consisted of:
(i) net usage from the lines of credit borrowings of $64.8 million; (ii) proceeds from the issuance of senior unsecured notes of $85.3 million; (iii) Homestead's payment on mortgage notes payable of $122.0 million; and (iv) Homestead's net proceeds on the sale and leaseback of properties of $127.3 million. Security Capital's financing activities for the three months ended March 31, 1998, primarily consisted of: (i) $265.4 million of net proceeds from the lines of credit borrowings; and (ii) proceeds from the sale of common stock to minority interest holders (Homestead) of $27.1 million.

         Security Capital has committed, through June 30, 1999, to purchase up to $225 million of Homestead shares in the rights offering discussed below. Security Capital and its subsidiaries have committed to $518.3 million in equity subscriptions to SC-European Realty, of which $375.7 million had been funded as of March 31, 1999. In addition, as of March 31, 1999, Security Capital has committed to invest an additional $32.7 million in Belmont.

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


         Security Capital's consolidated investee, Homestead, had the following financing activities:

      o On February 23, 1999, Homestead completed a sale and lease-back of 18 of the 26 properties previously collaterizing a $122 million mortgage note held by Merrill Lynch Mortgage Capital Inc. ("MLMC"). Hospitality Properties Trust purchased the properties for $145 million. Proceeds of the sale were used to repay the $122 million debt which was due June
         1999. Homestead will continue to operate the properties under a long-term lease through 2015 with options to renew through 2045 and pay minimum rent of approximately $16 million per year, which rent may increase based on payment of percentage rents beginning July 2000 based on increases in revenues over a base period. Homestead also posted a security deposit equal to one year's rent. As a result of payment of the $122 million mortgage note, eight properties which were used as collateral for the mortgage note were subsequently pledged as collateral for its Working Capital Facilities, described below under "Lines of Credit - Homestead", enabling Homestead to draw approximately $21 million in additional borrowings under the line.

      o On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000. In addition to the renewal, Homestead's lines of credit were amended. See "Lines of Credit - Homestead," below.

      o On March 25, 1999, Homestead announced a rights offering for $225 million of common stock, the proceeds of which will be used to repay Homestead's $200 million bridge facility and for purposes allowed under the Working Capital Facilities. Security Capital will participate in the rights offering, purchasing as much as $225 million therein. To the extent Homestead raises proceeds of up to $200 million in the rights offering from third parties or Security Capital which are used to repay its $200 million bridge facility, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.


         With the accomplishment of these reductions of short-term debt and the decision to cease additional development efforts, Homestead intends to focus on generation of cash from sales of land to be used to retire debt and reduction of overhead costs to adjust the company to an organization sized to operate 136 stabilized properties.


     Lines of Credit

         Security Capital

         Security Capital's line of credit with Wells Fargo, was amended along with the extension of the line on April 13, 1999. The unsecured line has been decreased to $470 million from $650 million to match Security Capital's anticipated intermediate-term requirements. The agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. Borrowings accrue interest at LIBOR plus a margin (1.30%) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). Commitment fees on the amended line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line of credit is guaranteed by SC Realty and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

         The line of credit contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio, a cash flow/fixed charge coverage ratio, a secured debt limit, an unsecured liabilities to unencumbered pool value ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The agreement provides that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series B Preferred Shares. As of March 31, 1999, there was $56.7 million outstanding under this line of credit and Security Capital, SC Realty and SC Realty Shares Limited were in compliance with all financial covenants.

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

         The amended and restated Working Capital Facilities require maintenance of the following financial covenants effective with the first quarter of 1999:

      o limiting total liabilities to no more than 55% of gross asset value, as defined;
      o limiting total indebtedness to no more than 50% of gross asset value, as defined;
      o maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to 1.0 for the first quarter 1999 up to 1.90 to 1.0 by the fourth quarter of 2000;
      o maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 for the first quarter of 1999 to
         1.25 to 1.0 by the fourth quarter of 2000;
      o maintaining a ratio of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 for the first quarter of 1999 to 2.25 to 1.0 by the fourth quarter of 2000;
      o maintaining a minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings, and
      o  maintaining positive net sources and uses of funds.

         In addition, under the renewed and amended Working Capital Facilities distributions or dividends on equity are prohibited, total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels.

         With the second quarter 1999 decision to cease development of all land sites owned, other than those already in construction, and to cease pursuit of acquisition of additional sites for development, Homestead's needs for financing are drastically reduced. The immediate need to repay the $200 million bridge facility is expected to be accomplished with the proceeds of the rights offering which is scheduled to be funded May 28, 1999. Other funding needs are primarily for the completion of the properties in construction, funding of the severance of personnel, and debt service.

         Homestead had at March 31, 1999, unfunded commitments for properties in construction of approximately $42 million.

         Based upon the expectation that Security Capital will participate in the rights offering to assure gross proceeds of $225 million, Homestead expects to have approximately $21 million of net cash proceeds available from the closing of the rights offering after repayment of the $200 million bridge facility. Homestead believes it will have adequate cash resources from cash on hand, net proceeds from the rights offering after repayment of the bridge facility, and cash flow from operations to fund its needs for debt service, payment of severances, and completion of properties in construction. In addition Homestead may generate cash inflows by the sale of unencumbered land sites, but no assurance can be given that such sales will occur or provide significant net proceeds.

         While Homestead believes it will continue to generate positive cash flow from operation of its properties, there can be no assurance of generation of cash from future operations due to the risks of operation of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by incurrence of unexpected construction costs for those properties not yet open and by increases in interest rates.


     Senior Unsecured Notes

         Under the medium-term note program, in the first quarter of 1999, Security Capital issued $5.0 million of 7.75% Senior Unsecured Notes due January 11, 2005; $54.55 million of 7.80% Senior Unsecured Notes, due January 12, 2005; and $25.75 million of 7.80% Senior Unsecured Notes due January 19, 2005.

         All of the foregoing Senior Unsecured Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Senior Unsecured Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The securities are governed by the terms and provisions of the indentures applicable to Security Capital's other debt securities.


     Mortgage Notes Payable

         Homestead has $221.3 million of convertible mortgage notes which are convertible, at the option of Archstone, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $11.50 of principal amount outstanding.

         On February 23, 1999, Homestead completed the sale and leaseback of 18 Homestead Village properties with Hospitality Properties Trust. Hospitality Properties Trust purchased the properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year. Homestead has posted a security deposit equal to one year's rent. The properties sold were among the 26 properties pledged as collateral for the $122,000,000 mortgage note which was due to mature in June 1999. The $122 million of indebtedness was repaid in February 1999 with a portion of the proceeds of the sale and leaseback transaction between Homestead and Hospitality Properties Trust.

AMENDMENT TO INVESTOR AGREEMENT WITH HOMESTEAD

         In  connection  with  Security Capital's  agreement to  purchase enough shares in theHomestead rights offering to ensure that gross proceeds of the offering are not less than $225 million, Homestead and Security Capital amended the investor agreement ("Investor Agreement") between the two companies providing Security Capital with a variety of rights regarding the management of Homestead. Under the Investor Agreement, as amended, for so long as Security Capital beneficially owns at least 50.1% of Homestead's outstanding shares ("Shares"), Security Capital has the right to approve, among other things: (i) Homestead's annual budget; (ii) the incurrence of expenses in any year exceeding
(A) any line item in the annual budget by $500,000 or 10% and (B) the total expenses set forth in the annual budget by 5%; (iii) the offer or sale of any Shares or any securities convertible into or exchangeable for Shares other than pursuant to (A) an employee benefit plan approved by Homestead's shareholders,
(B) previously issued warrants, options or rights, (C) a dividend reinvestment plan or share purchase plan approved by Homestead's Board of Directors ("the Board") or (D) an issuance of rights, options, or warrants for shares issued to all shareholders; (iv) the issuance or sale of securities that are subject to mandatory redemption or redemption at the option of the holder; (v) the adoption of any employee benefit plan pursuant to which Shares may be issued and any action with respect to senior officers' compensation; (vi) the incurrence, restructuring, renegotiation or repayment of indebtedness in which the aggregate amount involved exceeds $1 million; (vii) the declaration or payment of any dividend or other distribution; (viii) the acquisition or disposition in a single transaction or group of related transactions where the purchase price exceeds $1 million; (ix) the entering into of service contracts (A) for property management, investment management or leasing services, or (B) that contemplate annual payments in excess of $500,000; (x) the entering into of any new contract, including for construction, development, other capital expenditure, for which the total cost is reasonably expected to exceed $1 million for any contract or $5 million in the aggregate; (xi) the entering into of any joint venture for the development of any properties owned by Homestead in which the book value of any property to be contributed by Homestead exceeds $1 million individually or $5 million in the aggregate; (xii) the entering into of any franchising or licensing agreements; (xiii) the amendment of the articles of incorporation or bylaws of Homestead; and (xiv) the waiver of anti-takeover provisions of Maryland law or Homestead's Charter.

         In addition, so long as Security Capital owns at least 50% of the Shares, Homestead will maintain an operating committee consisting of the two senior Homestead officers and two nominees of Security Capital that will meet weekly to review all operations of Homestead.

         The Investor Agreement also provides that, so long as Security Capital owns at least 10% of the outstanding Shares, Homestead may not increase the number of directors on the Board to more than seven without the approval of Security Capital. Security Capital also is entitled to designate one or more persons as directors of Homestead, as follows: (i) so long as Security Capital owns at least 10% but less than 25% of the outstanding Shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 25% of the outstanding shares, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board as the number of Shares beneficially owned by Security Capital bears to the total number of outstanding Shares, provided that Security Capital shall be entitled to designate no more than two persons so long as the Homestead Board consists of no more than seven members. C. Ronald Blankenship is Security Capital's only current designee on the Board.


EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT")

         Basic EBDADT decreased from $62.4 million to $50.8 million, a 19% decrease for the three months ended March 31, 1999, compared to the same period in 1998, primarily because Security Capital's share of Homestead's operating results were $2.1 million lower, Capital Markets Group revenues were $3.7 million lower and interest expense was $10.0 million higher due to greater average long-term debt balances. EBDADT represents net earnings computed in accordance with generally accepted accounting principles before gains/losses on dispositions of depreciated property, plus real estate deprecation and amortization, plus deferred tax expense, plus EBDADT net of dividends received by SC-U.S.Realty and SC-European Realty from their strategic investees, plus unrealized losses, minus unrealized gains, and plus other non-cash, non-recurring items. Management considers EBDADT to be the appropriate measure of its ownership of real estate enterprises, as it most clearly reflects the impact of both operating performance and capital structure.

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


         Presented below is a reconciliation of net earnings (loss) to EBDADT for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                1999                   1998
                                                        -------------------    -------------------
Net earnings (loss) attributable
  to common shares                                      $           (94,131)   $             4,027

Investee reconciling items:

  Real estate depreciation                                           43,889                 32,072
  Gain on sale of depreciated real estate                            (2,339)                (5,985)
  Unrealized (gains) losses                                         112,911                 29,827
  EBDADT, net of dividends, from
     Strategic Investees of SC-U.S.Realty
     and SC-European Realty                                          12,669                  4,009
  Interest rate hedge expense                                           378                     --
  Loss on extinguishment of debt                                        429                     --
  Other                                                               1,771                 (2,420)
                                                        -------------------    -------------------
                                                                    169,708                 57,503
                                                        -------------------    -------------------

Security Capital reconciling items:

  Deferred tax (benefit) expense                                    (40,604)                   835
  Change in accounting principle                                     16,002                     --
  Other                                                                (183)                    --
                                                        -------------------    -------------------
                                                                    (24,785)                   835
                                                        -------------------    -------------------

EBDADT                                                  $            50,792    $            62,365
                                                        ===================    ===================


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

         Security Capital has been working on the Year 2000 issue since July 1997. Security Capital and most of its affiliates have had action programs since that time to certify or replace all technology systems that might be affected, including "embedded" systems such as elevators and HVAC equipment. As of May 14, 1999, Security Capital has either certified or replaced all of its critical systems with Year 2000 compliant systems. The remaining non-critical systems are expected to be upgraded or replaced by June 1999. Among Security Capital's affiliates, three have certified all of their systems; the other affiliates are in various stages of conversion to Year 2000 compliant systems. The latest expected date for full compliance is July 1999.

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

         Security Capital provides shared service functions to a number of affiliated companies. These services include accounting, cash management, human resources and benefits administration, information systems, internal audit, risk management and tax planning and compliance services. All of the internal computer systems used to provide these services are Year 2000 compliant. Outside suppliers of services that support the shared service functions, such as banks that perform electronic funds transfers, have been surveyed to determine their Year 2000 compliance level. The survey process has not been completed, but all respondents so far have stated that they are Year 2000 compliant, and Security Capital believes that there are no outside suppliers that have not yet responded that represent a material risk to the provision of shared services to its affiliates. The survey of suppliers is expected to be completed by the end of the second quarter of 1999.

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


Item 3.   Quantitative and Qualitative Disclosure About Market Risk

         Security Capital's exposures to market risks consist of interest rate risks related primarily to its variable rate line of credit, equity price risks related to its investments in marketable equity securities and interest rate risk related to its consolidated investment in Homestead described below, none of which have changed significantly since December 31, 1998, except as noted below for Homestead.

     Homestead's Interest Rate Risk

         Homestead's exposure to market risk for changes in interest rates relates primarily to its line of credit facilities and variable rate mortgage note debt. Homestead has no involvement with derivative financial instruments.

         The table below presents the: (i) effective interest rates; (ii) expected maturity/principal repayment schedules; (iii) carrying values; and (iv) estimated fair values for Homestead's interest rate sensitive liabilities as of March 31, 1999:

                                                             Expected Maturity/Principal Repayment December 31,
                                     Nominal  ---------------------------------------------------------------------------------
                                    Interest                                                                  Total      Fair
                                      Rate     1999(2)    2000      2001      2002      2003    Thereafter   Balance     Value
                                    --------  --------  --------  --------  --------  --------  ----------  ---------  --------
Interest-Sensitive Liabilities:
   Lines of Credit Facilities -
       variable rate (1)               8.10%  $200,000  $199,000  $     --  $     --  $     --  $       --  $ 399,000  $399,000
   Convertible Mortgage Notes -        9.00%  $     --  $     --  $     --  $     --  $     --  $  221,334  $ 221,334  $218,363
       fixed rate
   Capital lease obligation -          9.80%  $  2,630  $  3,821  $  4,213  $  4,647  $  5,124  $  122,825  $ 143,260  $143,260
       fixed rate
   Other Long-Term Obligation -        9.74%  $      9  $     13  $     14  $     16  $     17  $    7,853  $   7,922  $  7,910
       fixed rate

(1) On March 18, 1999, Homestead renewed and amended its lines of credit Working Capital Facilities ($199 million outstanding in the above table), to a December 31, 2000, due date. Additionally, on March 25, 1999, Homestead initiated a rights offering for $225 million of common stock, the proceeds of which will be used to repay Homestead's $200 million bridge facility and for purposes allowed under Homestead's Working Capital Facilities.

(2) Amounts represent expected maturities and principal repayments for the nine months remaining for 1999.

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits

         10.1 First amendment to credit agreement dated as of October 15, 1998, by and among Security Capital Group Incorporated, the financial institutions party thereto and, Chase Bank of Texas, National Association, as Documentation Agent and Wells Fargo Bank, National Association, as Agent

         10.2 Second amendment to credit agreement dated as of April 13, 1999, by and among Security Capital Group Incorporated, the financial institutions party thereto and Wells Fargo Bank, National Association, as Agent

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated May 13, 1999, regarding unaudited financial information

         27       Financial data schedule

      (b) Reports on Form 8-K

              None

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SECURITY CAPITAL GROUP INCORPORATED

                                       /s/ Paul E. Szurek
                                       ------------------------------------
                                       Paul E. Szurek, Chief Financial Officer
                                            (Principal Financial Officer)




                                       /s/ James C. Swaim
                                       ------------------------------------
                                       James C. Swaim, Sr. Vice President
                                          (Principal Accounting Officer)


Date: May 14, 1999