Form 10-Q
period 1999-06-30
SECURITY CAPITAL GROUP INC/
filed 1999-08-16
CIK 923687

--------------------------------------------------------------------------------
                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to __________

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

     The number of shares outstanding of the Registrant's common stock as of July 31, 1999 was:

            Class A Common Shares, $.01 par value - 1,323,159 shares Class B Common Shares, $.01 par value - 56,176,537 shares

                      SECURITY CAPITAL GROUP INCORPORATED

                                     INDEX


                                                                         Page
                                                                       Number(s)
PART I.  Financial Information

 Item 1.Consolidated Financial Statements
        Consolidated Balance Sheets - June 30, 1999 (unaudited) and
          December 31, 1998...............................................   1

        Consolidated Statements of Operations - Three and six months ended
          June 30, 1999 and 1998 (unaudited)..............................  2-3

        Consolidated Statement of Shareholders' Equity - Six months
          ended June 30, 1999 (unaudited)...............................     4

        Consolidated Statements of Cash Flows - Six months ended
          June 30, 1999 and 1998 (unaudited)............................    5-6

        Notes to Consolidated Financial Statements(unaudited)...........    7-21

        Report of Independent Public Accountants........................     22

 Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations  ..................................  23-37

 Item 3.Quantitative and Qualitative Disclosure About Market Risk........    37

PART II. Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders............    38

 Item 6.  Exhibits and Reports on Form 8-K...............................    38

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                           June 30,       December 31,
                                                                                             1999            1998
                                                                                        --------------   --------------
                                                                                          (unaudited)

                                         ASSETS
Investments, at equity:
       Archstone Communities Trust                                                      $      821,926   $      827,977
       ProLogis Trust                                                                          596,246          623,715
       Security Capital European Realty                                                        353,543          379,971
       Security Capital Preferred Growth Incorporated                                           80,739           77,782
       Security Capital U.S. Realty                                                            812,006          791,562
       Strategic Hotel Capital Incorporated                                                    329,000          370,197
                                                                                        --------------   --------------
                                                                                             2,993,460        3,071,204
                                                                                        --------------   --------------
Real estate, less accumulated depreciation                                                   1,129,508        1,164,869
Investments in publicly traded real estate securities, at market value                          84,292          117,878
                                                                                        --------------   --------------
                Total real estate investments                                                4,207,260        4,353,951
Cash and cash equivalents                                                                       33,941           13,209
Other assets                                                                                   146,621          142,629
                                                                                        --------------   --------------
                Total assets                                                            $    4,387,822   $    4,509,789
                                                                                        ==============   ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Lines of credit                                                                  $      475,000   $      520,480
       Mortgage notes payable                                                                  221,334          343,362
       Long-term debt                                                                          699,570          614,236
       Convertible debentures                                                                  320,751          322,774
       Capital lease obligations                                                               142,636               --
       Accounts payable and accrued expenses                                                   117,956          118,152
       Deferred income tax liability                                                            22,431           35,457
                                                                                        --------------   --------------
                Total liabilities                                                            1,999,678        1,954,461

Minority interests                                                                              83,236          132,718

Shareholders' Equity:
       Class A (NYSE: SCZ.A) Shares, $.01 par value; 20,000,000 shares authorized; 1,337,152 and 1,487,109 shares issued and outstanding
          in 1999 and 1998, respectively                                                            13               15
       Class B (NYSE: SCZ) Shares, $.01 par value; 229,537,385 shares authorized; 55,473,295 and 47,628,481 shares issued and outstanding
          in 1999 and 1998, respectively                                                           555              476
       Series B Preferred Shares, $.01 par value; 257,642 shares
          issued and outstanding in 1999 and 1998; stated liquidation
          preference of $1,000 per share                                                       257,642          257,642
       Additional paid-in capital                                                            2,421,129        2,416,123
       Accumulated deficit                                                                    (374,431)        (251,646)
                                                                                        --------------   --------------
                Total shareholders' equity                                                   2,304,908        2,422,610
                                                                                        --------------   --------------
                Total liabilities and shareholders' equity                              $    4,387,822   $    4,509,789
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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                         June 30,
                                                              ----------------------------------    --------------------------------
                                                                    1999               1998               1999              1998
                                                              ----------------  ----------------    ----------------  --------------
INCOME:
Equity in earnings (loss) of:
     Archstone Communities Trust                              $         19,723  $         14,624    $         34,309  $      35,399
     ProLogis Trust                                                      4,320             9,633               5,325         21,332
     Security Capital European Realty                                   (9,586)           (1,359)            (26,246)        (1,359)
     Security Capital Preferred Growth Incorporated                      9,545               172               5,515            630
     Security Capital U.S. Realty                                       96,724           (35,985)             18,758        (53,935)
     Strategic Hotel Capital Incorporated                                5,999             3,059              11,247          5,571
Realized capital gains, net                                              1,895               241               3,363          2,475
Change in unrealized gain or loss on investments                         7,457            (8,545)              4,569         (9,379)
Financial Services Division revenues from
   related parties                                                      20,675            30,522              39,429         48,309
Other income, net                                                        4,263             3,167               5,207          5,746
Property revenue                                                        54,954            34,067             104,421         61,238
                                                              ----------------  ----------------    ----------------  -------------
                                                                       215,969            49,596             205,897        116,027
                                                              ----------------  ----------------    ----------------  -------------
EXPENSES:
Interest expense                                                        35,082            17,292              66,100         30,091
Financial Services Division expenses                                    19,742            19,299              39,734         31,646
General, administrative and other                                       18,377            15,103              34,395         26,663
Depreciation and amortization                                           11,357             8,001              22,410         14,848
Property expenses                                                       27,397            14,045              51,038         26,298
Homestead special charge                                                65,296                --              65,296             --
Provision for loss on investment                                        55,245                --              55,245             --
                                                              ----------------  ----------------    ----------------  -------------
                                                                       232,496            73,740             334,218        129,546
                                                              ----------------  ----------------    ----------------  -------------
Loss from operations                                                   (16,527)          (24,144)           (128,321)       (13,519)
Provision for income tax expense (benefit)
   Current                                                                (910)            4,687               3,310          7,385
   Deferred                                                             27,578           (10,818)            (13,026)        (9,983)
                                                              ----------------  ----------------    ----------------  -------------
Total income tax expense (benefit)                                      26,668            (6,131)             (9,716)        (2,598)
                                                              ----------------  ----------------    ----------------  -------------
     Minority interests in net earnings (loss)
       of subsidiaries                                                 (19,049)              593             (20,839)         1,052
                                                              ----------------  ----------------    ----------------  -------------
Loss before change in accounting principle                             (24,146)          (18,606)            (97,766)       (11,973)
     Change in accounting principle - Cumulative
       effect on prior years of expensing costs of
       start-up activities, net of minority interest                        --                --              16,002             --
                                                              ----------------  ----------------    ----------------  -------------
Net loss                                                               (24,146)          (18,606)           (113,768)       (11,973)
     Less Preferred Share dividends                                      4,508            23,464               9,017         26,070
                                                              ----------------  ----------------    ----------------  -------------
Net loss attributable to common shares                        $        (28,654) $        (42,070)   $       (122,785) $     (38,043)
                                                              ================  ================    ================  =============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                     - 2 -

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30,                            June 30,
                                                              -------------------------------       -------------------------------
                                                                     1999            1998                   1999           1998
                                                              --------------   --------------       ----------------  -------------
Weighted-average Class B common shares outstanding:
       Basic                                                         120,402          121,569                120,420        122,454
                                                              ==============    =============       ================  =============
       Diluted                                                       120,402          121,569                120,420        122,454
                                                              ==============    =============       ================  =============

Earnings (loss) per share:
       Basic net earnings (loss) before change
          in accounting principle                             $        (0.24)   $       (0.35)      $          (0.89) $       (0.31)
       Change in accounting principle - expensing
          costs of start-up activities                                    --               --                  (0.13)            --
                                                              --------------    -------------       ----------------  -------------
       Basic net earnings (loss) attributable to
          common shares                                       $        (0.24)   $       (0.35)      $          (1.02) $       (0.31)
                                                              ==============    =============       ================  =============

       Diluted net earnings (loss) before change in
          accounting principle                                $        (0.24)   $       (0.35)      $          (0.89) $       (0.31)
Change in accounting principle - expensing
          costs of start-up activities                                    --               --                  (0.13)            --
                                                              --------------    -------------       ----------------  -------------
Diluted net earnings (loss) attributable to
          common shares                                       $       (0.24)    $       (0.35)      $          (1.02) $       (0.31)
                                                              ==============    =============       ================  =============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1999
                         (In thousands, except shares)
                                  (Unaudited)




                                               Common Stock
                                ---------------------------------------------
                                      Class A                Class B              Series B
                                ---------------------  ---------------------- Preferred Stock Additional                  Total
                                   Shares                Shares               At Liquidation   Paid-in    Accumulated Shareholder's
                                Outstanding Par Value  Outstanding  Par Value      Value       Capital      Deficit       Equity
                                ----------- ---------  -----------  --------- --------------- ----------  ----------- ------------
Balances at December 31, 1998   1,487,109   $     15   47,628,481   $    476  $       257,642 $2,416,123  $ (251,646) $  2,422,610
  Conversion of Class A Shares
    to Class B Shares            (154,623)        (2)   7,731,167         78               --        (76)          --           --
  Conversion of 2016 Convertible
    Debentures to Class B Shares       --         --       87,629          1               --      2,022           --        2,023
  Issuance of Shares, net           4,666         --       26,018         --               --      3,060           --        3,060
  Net loss                             --         --           --         --               --         --     (113,768)    (113,768)
  Preferred Share dividends            --         --           --         --               --         --       (9,017)      (9,017)
                                ---------   --------   ----------  ---------  --------------- ----------  -----------  -----------
Balances at June 30, 1999       1,337,152   $     13   55,473,295  $     555  $       257,642 $2,421,129  $  (374,431) $ 2,304,908
                                =========   ========   ==========  =========  =============== ==========  ===========  ===========



The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                     - 4 -

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                              -----------------------------
                                                                                                      1999           1998
                                                                                              --------------    -----------
Operating Activities:
       Net loss                                                                               $     (113,768)   $  (11,973)
       Adjustments to reconcile net loss to cash flows
          provided by operating activities:
            Provision for loss on investment                                                          55,245            --
            Homestead special charge                                                                  51,587            --
            Deferred income tax benefit                                                              (13,026)       (9,983)
            Minority interests                                                                       (20,839)        1,052
            Cumulative effect on prior years of expensing costs
              of start-up activities, net of minority interests                                       16,002            --
            Equity in earnings of unconsolidated investees                                           (42,367)       (2,983)
            Distributions from unconsolidated investees                                               75,131        71,471
            Change in unrealized gain or loss on investments                                          (4,789)        9,379
            Depreciation and amortization                                                             22,410        14,848
            Other                                                                                      3,039         1,926
       Increase in other assets                                                                       (4,110)      (14,231)
       Increase in accounts payable and accrued expenses                                              10,411        22,847
                                                                                              --------------    ----------
                Net cash flows provided by operating activities                                       34,926        82,353
                                                                                              --------------    ----------
Investing Activities:
       Real estate investments                                                                       (90,264)     (268,637)
       Redemptions from (investments in):
            Security Capital U.S. Realty                                                              (1,686)      (31,639)
            Security Capital European Realty                                                              --      (193,875)
            Strategic Hotel Capital Incorporated                                                          --      (175,000)
            Security Capital Preferred Growth Incorporated                                                --       (25,000)
            Publicly traded real estate securities, net                                               38,375       (35,346)
       Other                                                                                          (3,461)         (938)
                                                                                              --------------    ----------
                Net cash flows used in investing activities                                          (57,036)     (730,435)
                                                                                              --------------    ----------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                     - 5 -

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                              -------------------------
                                                                                                  1999          1998
                                                                                              -----------    ----------
Financing Activities:
       Proceeds from lines of credit                                                          $   323,130    $  785,772
       Payments on lines of credit                                                               (368,610)     (657,500)
       Proceeds from long-term debt offerings                                                      85,335       499,600
       Proceeds from unsecured note and mortgage notes payable                                         --        17,014
       Payments on mortgage notes payable                                                        (122,028)           --
       Proceeds from issuance of common shares to minority
          interest holders                                                                         13,449        33,485
       Sale of real estate, net                                                                   127,261            --
       Preferred dividends paid                                                                    (9,017)       (6,227)
       Debt issuance costs                                                                         (7,071)      (18,164)
       Other                                                                                          393         3,041
                                                                                              -----------    ----------
                Net cash flows provided by financing activities                                    42,842       657,021
                                                                                              -----------    ----------
Net increase in cash and cash equivalents                                                          20,732         8,939
Cash and cash equivalents, beginning of period                                                     13,209        11,454
                                                                                              -----------    ----------
Cash and cash equivalents, end of period                                                      $    33,941    $   20,393
                                                                                              ===========    ==========

Non-Cash Investing and Financing Activities:
       Increase in property and equipment from capital lease                                  $   145,000    $       --
                                                                                              ===========    ==========
       Conversions of 2016 Convertible Debentures                                             $     2,023    $       --
                                                                                              ===========    ==========
       Receipt of Security Capital European Realty
          shares in satisfaction of indebtedness                                              $        --    $   70,772
                                                                                              ===========    ==========

       Issuance of Series B Preferred Shares:
            Series B Preferred Shares issued                                                  $        --    $  257,642
            Series A Preferred Shares retired                                                          --      (139,000)
            Fair value of Class B Common Shares retired                                                --       (98,799)
            Series A Preferred dividend recorded                                                       --       (19,843)
                                                                                              -----------    ----------
                                                                                              $        --    $       --
                                                                                              ===========    ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                     - 6 -

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  GENERAL

     Security Capital Group Incorporated ("Security Capital") is a global real estate research, investment and operating management company. Its strategy is to create the optimal organization to build and hold significant ownership positions in real estate operating companies that generate substantial internal growth, enhance their real estate returns by generating significant levels of service income and are able to become market leaders by creating value in their brand. Security Capital operates its business through two divisions. The Capital Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts ("REITs") and real estate operating companies. The Capital Division generates earnings principally from its ownership of these private and public affiliates (see note 2). The Financial Services Division generates fees from capital management, capital markets, corporate services and research services primarily for the companies in which Security Capital and its affiliates have invested.

     The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees which include BelmontCorp ("Belmont"), Homestead Village Incorporated ("Homestead"), Security Capital European Real Estate Shares ("SC-European Real Estate Shares") and Security Capital U.S. Real Estate Shares ("SC-US Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 1999, minority interest relates mainly to Homestead and SC-US Real Estate Shares.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1998 consolidated financial statements and notes to consolidated financial statements in order to conform to the 1999 presentation. The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements of Security Capital as of June 30, 1999, are unaudited and, pursuant to the rules of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1998 audited consolidated financial statements contained in Security Capital's 1998 Annual Report on Form 10-K.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(2)  CAPITAL DIVISION

     Security Capital holds the following real estate investments at June 30, 1999, and December 31, 1998:

                                                                               % Ownership                 Security Capital's Net
                                                                                  as of                  Investments (Redemptions)
                                                                          June 30,     December 31,          for the Six Months
                      Investment                 Type of Entity             1999            1998             Ended June 30, 1999
-------------------------------------------    --------------------  --------------  --------------      -------------------------
                                                                                                                 (in thousands)
EQUITY-METHOD INVESTEES:

Archstone Communities Trust                    Apartment REIT                 39.1%           38.1%      $             --
---------------------------                    (publicly traded)
 ("Archstone")

ProLogis Trust("ProLogis") (a)                 Industrial REIT                30.9%           40.4%                    --
--------------                                 (publicly traded)

Security Capital European Realty               Global real estate             34.6%           34.6%                    --
--------------------------------               investments
 ("SC-European Realty")                        (private entity)

Security Capital Preferred Growth              Convertible security            9.7%            9.8%                    --
----------------------------------             investments in real
 Incorporated ("SC-Preferred Growth")          estate companies
 -------------                                 (private REIT)

Security Capital U.S. Realty                   U.S. real estate               37.8%           35.0%                 1,686
-----------------------------                  investments
  ("SC-U.S.Realty")                            (publicly traded)

Strategic Hotel Capital Incorporated (b)       Luxury and                     30.4%           30.4%                    --
----------------------------------------       upscale hotels
   ("Strategic Hotel")                         (private entity)


CONSOLIDATED INVESTEES:

BelmontCorp                                    Senior assisted living          100%            100%                19,071
-----------                                    (private entity)

Homestead Village Incorporated                 Extended-stay lodging          87.0%           69.8%               213,810(c)
------------------------------                 (publicly traded)

Security Capital European Real Estate          European real                  99.9%           99.9%                 2,000
--------------------------------------         estate securities fund
   Shares                                      (investment fund)
   ------

Security Capital U.S. Real Estate              U.S. real estate               75.6%           89.9%               (41,500)
----------------------------------             securities fund
   Shares                                      (investment fund)
   ------

(a) On March 30, 1999, ProLogis merged with Meridian Industrial Trust, Inc. Security Capital continues to be ProLogis' largest shareholder.
(b) On August 12, 1999, Security Capital agreed to sell its entire ownership position in Strategic Hotel. See note 8 for further discussion.
(c) In May 1999 Security Capital invested $213,810 in Homestead through participation in a common stock rights offering.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


          Security Capital received dividends and interest from its investees for the three and six months ended June 30, 1999 and 1998, as follows (in thousands, except per share amounts):

                                                                  Dividends Received (in thousands)
                                                 ---------------------------------------------------------------------
                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                         June 30,
                                                 --------------    --------------    ---------------    --------------
                                                       1999              1998                1999              1998
                                                 --------------    --------------    ---------------    --------------
    Dividends:
             Archstone/Security Capital
               Atlantic Incorporated (a)         $       20,180    $       19,975    $        40,360    $       39,950
             ProLogis                                    16,329            15,884             32,213            30,107
             SC-European Real Estate Shares                 109                --                143                --
             SC-Preferred Growth                          1,298               867              2,558             1,414
             SC-US Real Estate Shares                       559               964              1,259             4,728
                                                 --------------    --------------    ---------------    --------------
                                                         38,475            37,690             76,533            76,199
                                                 --------------    --------------    ---------------    --------------
     Interest:
             Strategic Hotel (b)                          3,271             2,810              6,541             4,655
                                                 --------------    --------------    ---------------    --------------
                                                 $       41,746    $       40,500    $        83,074    $       80,854
                                                 ==============    ==============    ===============    ==============


                                                                  Dividend Amount Per Investee Share
                                                 ---------------------------------------------------------------------
                                                        Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                 --------------------------------    ---------------------------------
                                                        1999             1998               1999                1998
                                                 --------------    --------------    ---------------    --------------
             Archstone                           $       0.3700    $       0.3400    $        0.7400    $       0.6800
             Security Capital Atlantic
               Incorporated (a)                              --            0.4000                 --            0.8000
             ProLogis                                    0.3272            0.3183             0.6455            0.6033
             SC-European Real Estate Shares              0.0987                --             0.1335                --
             SC-Preferred Growth                         0.3300            0.2200             0.6500            0.3900
             SC-US   Real Estate Shares                  0.1218            0.1000             0.2417            0.4902

(a)  Security  Capital  Atlantic  Incorporated   ("Atlantic")  merged  into
     Archstone in July 1998.
(b) Includes deferred interest income from Strategic Hotel of $3,041,000 and $2,533,000 for the six months ended June 30,1999 and 1998,respectively. See note 8 for discussion of the sale of Strategic Hotel.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         Presented  below  is  summarized  earnings   information  for  Security
Capital's equity-method investees for the six months ended June 30, 1999 and 1998 (in thousands):

                                             Archstone/Atlantic(a)                     ProLogis               Strategic Hotel(c)
                                          ----------------------------  ----------------------------  ----------------------------
                                                1999           1998           1999          1998           1999           1998
                                          -------------  -------------  -------------  -------------  -------------  -------------
Rental revenue and other
   income, net                            $     324,704  $     294,848  $     226,973  $     176,518  $     350,133  $     217,039
Expenses                                        242,959        210,876        181,891        105,471        329,222        210,566
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings before minority
   interest                                      81,745         83,972         45,082         71,047         20,911          6,473
Minority interest share of
   net earnings                                      --            450          2,603          2,054          5,449          3,937
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings from operations                     81,745         83,522         42,479         68,993         15,462          2,536
Gain on disposition of
   real estate                                   18,978         20,844            715          4,278             --             --
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings before Extraordinary item          100,723        104,366         43,194         73,271         15,462          2,536
Less: Loss on early extinguishment
   of debt                                        1,113             --             --             --             --             --
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings                                     99,610        104,366         43,194         73,271         15,462          2,536
Less Preferred Share dividends                   11,306         11,625         27,938         21,874             --             --
                                          -------------  -------------  -------------  -------------  -------------  -------------
Net earnings attributable to common
   shares before change in accounting
   principle                              $      88,304  $      92,741  $      15,256  $      51,397  $      15,462  $       2,536
                                          =============  =============  =============  =============  =============  =============

Security Capital share of net earnings
   before change in accounting
   principle                              $      34,309  $      35,399  $       5,325  $      21,332  $       4,706  $         916
                                          =============  =============  =============  =============  =============  =============

Interest income from affiliate            $          --  $          --  $          --  $          --  $       6,541  $       4,655
                                          =============  =============  =============  =============  =============  =============



                                                       SC-European Realty(b)         SC-Preferred Growth           SC-U.S.Realty
                                                   -------------------------     -------------------------  ----------------------
                                                       1999           1998            1999           1998       1999        1998
                                                   -----------    ----------     -----------    ----------  -----------  ---------
Net investment income (loss)                       $    (8,166)  $   (3,941)     $    27,576    $   15,369  $    28,731  $  41,107
Realized gains (losses) on investments                   2,136           --          (12,332)           --        1,620     30,562
Change in unrealized gain or loss on investments       (69,934)          --           41,155       (10,464)      26,963   (212,905)
Eliminations                                                --           --               --            --       (4,062)   (20,426)
                                                   -----------   ----------      -----------    ----------  -----------  ---------
Adjusted net earnings (loss)                       $   (75,964)  $   (3,941)     $    56,399    $    4,905  $    53,252  $(161,662)
                                                   ===========   ==========      ===========    ==========  ===========  =========

Security Capital share of adjusted net             $   (26,246)  $   (1,359)     $     5,515    $      630  $    18,758  $ (53,935)
  earnings(loss)                                   ===========   ==========      ===========    ==========  ===========  =========



(a)  Atlantic  merged  into  Archstone  in July  1998.
(b)  SC-European  Realty commenced operations in April 1998.
(c) Subsequent to the second quarter of 1999, Security Capital will no longer record equity in earnings from Strategic Hotel as a result of the write-down in carrying value to estimated net sales value as of June 28, 1999.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         A condensed consolidating balance sheet for Security Capital as of June 30, 1999, follows (in thousands):

                                                                                  Investment
                                            Security Capital(a)   Homestead (b)  Funds (b)(c)   Consolidated(d)
                                            -------------------   -------------  ------------   ---------------
Investments, at equity                      $       3,564,608     $          --  $         --   $     2,993,460
Net real estate investments                            46,427         1,126,973            --         1,129,508
Investments in publicly traded real estate
  securities, at market value                              --                --        84,292            84,292
Cash and other assets                                 131,779            92,786         1,106           180,562
                                            -----------------    --------------  ------------   ---------------
           Total assets                     $       3,742,814    $    1,219,759  $     85,398   $     4,387,822
                                            =================    ==============  ============   ===============
Lines of credit                             $         276,000    $      199,000  $          --   $      475,000
Long-term debt                                      1,020,321           363,970             --        1,384,291
Other liabilities                                     117,449            64,223          1,806          140,387
                                            -----------------    --------------  -------------   --------------
           Total liabilities                        1,413,770           627,193          1,806        1,999,678
Minority interests                                     19,320                --             --           83,236
Shareholders' equity                                2,309,724           592,566         83,592        2,304,908
                                            -----------------    --------------  -------------   --------------
           Total liabilities and
               shareholders' equity         $       3,742,814    $    1,219,759  $      85,398   $    4,387,822
                                            =================    ==============  =============   ==============

-----------------
(a) Includes Homestead and the Investment Funds accounted for using the equity method.
(b)  Reflects the carrying amount prior to elimination  entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d)  Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         A condensed consolidating statement of operations for Security Capital for the six months ended June 30, 1999, follows (in thousands):

                                                  Security                     Investment
                                                 Capital (a)   Homestead (b)  Funds (b)(c)  Consolidated(d)
                                                -------------  -------------  ------------  ---------------
Equity in earnings of investees                 $       5,192  $          --   $        --   $       48,908
Financial Services Division revenues from
   related parties                                     42,771             --            --           39,429
Property revenue                                        1,149        103,272            --          104,421
Other income                                            2,705          2,808         8,867           13,139
                                                -------------  -------------   -----------  ---------------
                                                       51,817        106,080         8,867          205,897
                                                -------------  -------------   -----------  ---------------
Interest expense                                       40,966         25,274            --           66,100
Financial Services Division expenses                   39,734             --            --           39,734
General, administrative and other                      18,602         18,238           591           34,395
Depreciation and amortization                           3,337         20,315            --           22,410
Property expenses                                       1,343         49,696            --           51,038
Homestead special charge                                   --         65,296            --           65,296
Provision for loss on investment                       55,245             --            --           55,245
                                                -------------  -------------  ------------    -------------
                                                      159,227        178,819           591          334,218
                                                -------------  -------------  ------------    -------------
Earnings (loss) before income taxes,
   minority interests and change in
   accounting principle                              (107,410)      (72,739)         8,276         (128,321)
  Income tax benefit                                   (9,716)           --             --           (9,716)
  Minority interests                                       --            --             --          (20,839)
                                                -------------  ------------   ------------   --------------
Net earnings (loss) before change in
   accounting principle                              (97,694)       (72,739)         8,276          (97,766)
   Change in accounting principle -
       Cumulative effect on prior years of
       expensing costs of start-up activities,
       net of minority interests                       16,002        14,230             --           16,002
                                                -------------  ------------   ------------   --------------
Net loss                                             (113,696)      (86,969)         8,276         (113,768)
Less Preferred Share dividends                          9,017            --             --            9,017
                                                -------------  ------------   ------------   --------------
Net earnings (loss) attributable to
   common shares                                $    (122,713) $    (86,969)  $      8,276   $     (122,785)
                                                =============  ============   ============   ==============

------------------
(a) Includes Homestead and the Investment Funds accounted for using the equity method.
(b)  Reflects the carrying amount prior to elimination  entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d)  Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3) FINANCIAL SERVICES DIVISION

     Financial Services Division revenues for the three and six months ended June 30, 1999 and 1998, were earned from the following sources (in thousands):

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 ---------------------------    -------------------------
                                                    1999             1998           1999          1998
                                                 ----------    -------------    ----------    -----------
Capital Markets fees                             $    3,283    $      16,544    $    4,183    $    21,182
Corporate Services fees                               4,164            4,042         9,671          7,826
Global Capital Management Group fees                 14,528           11,475        28,782         21,581
Real Estate Research fees                               167              256           396            573
                                                 ----------    -------------    ----------    -----------
       Total Financial Services Division
          revenues from related parties              22,142           32,317        43,032         51,162
Less amounts eliminated in
   consolidation                                     (1,467)          (1,795)       (3,603)        (2,853)
                                                 ----------    -------------    ----------    -----------
Consolidated Financial Services
   Division revenue from related parties         $   20,675    $      30,522    $   39,429    $    48,309
                                                 ==========    =============    ==========    ===========

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

         Net earnings plus or minus:

             Plus             Real estate depreciation (depreciation will not
                                be added back for non-real estate assets whose value is declining over time)
             Plus             Amortization of real estate related non-cash items
                                (e.g., goodwill)
             Plus             Other non-cash, non-recurring expenses
             Minus            Dividends received by SC-U.S.Realty and SC-
                                European Realty from their strategic investees
             Plus/Minus       Deferred tax expense (benefit)
             Plus/Minus       Losses (gains) on the disposition of depreciated
                                real estate
             Plus/Minus       Unrealized losses (gains) on non-strategic
                                investments

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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Presented below is a Statement of EBDADT by reportable segment for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 ---------------------------    -------------------------
                                                    1999             1998           1999           1998
                                                 ---------       -----------    -----------    ----------
Capital Division:

  Equity in Investees' EBDADT                    $  93,099       $    81,672    $   178,825    $  160,037
  Interest and other income                            896               713          1,683         1,299
                                                 ---------       -----------    -----------    ----------
                                                    93,995            82,385        180,508       161,336
                                                 ---------       -----------    -----------    ----------
  Operating expenses                                11,937             8,650         20,150        16,089
  Interest expense                                  21,117            13,149         40,948        22,969
  Current income tax expense (benefit)              (1,130)            3,533          2,739         5,798
  Convertible preferred share dividends              4,508             3,622          9,017         6,228
                                                 ---------      ------------    -----------    ----------

      Capital Division EBDADT(1)                    57,563            53,431        107,654       110,252
                                                 ---------      ------------    -----------    ----------

Financial Services Division:

  Revenues                                          22,142            32,317         43,032        51,162
                                                 ---------    --------------    -----------   -----------
  Operating expenses                                18,342            20,042         38,180        32,911
  Current income tax expense                           220             1,155            571         1,587
                                                 ---------    --------------    -----------   -----------

     Financial Services Division EBDADT              3,580            11,120          4,281        16,664
                                                 ---------    --------------    -----------   -----------
EBDADT before special items                         61,143            64,551        111,935       126,916
  Homestead special charge                          45,581                --         45,581            --
  Strategic Hotel provision                         55,288                --         55,288            --
                                                 ---------    --------------    -----------    ----------
EBDADT                                           $ (39,726)   $       64,551    $    11,066    $  126,916
                                                 =========    ==============    ===========    ==========

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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Presented below is a reconciliation of net loss to EBDADT for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                       ---------------------------    -------------------------
                                                           1999            1998         1999            1998
                                                       -----------     -----------    ----------    -----------
Net loss attributable
  to common shares                                     $   (28,654)    $   (42,070)   $ (122,785)   $   (38,043)

Investee reconciling items:

  Real estate depreciation                                  47,379          38,151        91,268         70,223
  Gain on sale of depreciated real estate                   (5,290)         (3,533)       (7,629)        (9,518)
  Unrealized (gains) losses                                (92,111)         58,865        20,800         88,692
  EBDADT, net of dividends, from
     Strategic Investees of SC-U.S.Realty
     and SC-European Realty                                 12,616           3,451        25,285          7,460
  Other                                                       (770)          5,488         1,808          3,068
                                                       -----------     -----------    ----------     ----------
                                                           (38,176)        102,422       131,532        159,925
                                                       -----------     -----------    ----------     ----------

Security Capital reconciling items:

  Deferred tax (benefit) expense                            27,578        (10,818)       (13,026)        (9,983)
  Adoption of an accounting principle                           --             --         16,002             --
  Non-cash preferred share dividend                             --         19,842             --         19,842
  Other                                                       (474)        (4,825)          (657)        (4,825)
                                                       -----------     ----------    -----------     ----------
                                                            27,104          4,199          2,319          5,034
                                                       -----------     ----------    -----------     ----------

EBDADT                                                 $   (39,726)    $   64,551    $    11,066     $  126,916
                                                       ===========     ==========    ===========     ==========


Presented below is a reconciliation of segment assets at fair value, as used for internal management purposes, to assets presented in accordance with generally accepted accounting principles ("GAAP") as of June 30, 1999 and December 31, 1998 (in thousands):
                                                   June 30,        December 31,
                                                     1999               1998
                                               ----------------    ------------
Capital Division assets at fair value (1)      $      4,107,226    $  3,973,091
     Excess of assets at fair value over cost
         of unconsolidated GAAP assets                 (341,505)       (300,707)
     Consolidation of Homestead and
         investment funds                               668,369         847,584
     Proceeds from assumed exercise
         of options and warrants (2)                    (46,268)        (10,179)
                                               ----------------    ------------

GAAP Assets                                    $      4,387,822    $  4,509,789
                                               ================    ============

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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(5) INDEBTEDNESS

    Lines of Credit:

         At June 30, 1999, Security Capital had a $470,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Borrowings accrued interest at LIBOR plus a margin (1.30% as of June 30, 1999) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%).

         On April 13, 1999, the line of credit was amended. The amended agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. At Security Capital's request, availability of the line was reduced to $470,000,000 from $650,000,000, to match Security Capital's anticipated intermediate-term requirements.

         Commitment fees on the amended line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty Incorporated and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

         As of March 18, 1999, Homestead executed an agreement with its bank lenders to renew and amend their Working Capital Facilities. Homestead's lines of credit as of June 30, 1999, are summarized as follows:

                                                                     Fee on average
    Amount            Maturity             Interest rate range      unfunded balances                 Collateral
---------------   ------------------   --------------------------  --------------------    ----------------------------------------
$  170,000,000    December 31, 2000    2.0% to 3.0% over LIBOR               0.375%        Suburban real estate properties
(previously                            and 1.0% to 2.0% over
$150,000,000)                          prime or 1.5% to 2.5% over
                                       the federal funds rate

$   30,000,000    December 31, 2000    3.0% over LIBOR and 2.0%               N/A          Urban real estate properties
(previously                            over prime or 2.5% over
$50,000,000)                           the federal funds rate


         As of June 30, 1999, Homestead has an outstanding balance of $199,000,000 under the Working Capital Facilities, the full amount available based on collateral requirements. Subsequent to quarter end the Working Capital Facilities balance was reduced by $5,900,000 with the net proceeds from the sale of an urban site.

         Each  line  of  credit  requires   maintenance  of  certain   financial
covenants. Security Capital, SC Realty, SC Realty Shares Limited and Homestead were in compliance with all such covenants at June 30, 1999.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Senior Unsecured Notes:

          Under its medium-term note program, in the first quarter of 1999, Security Capital issued $5,000,000 of 7.75% Senior Unsecured Notes due January 11, 2005; $54,550,000 of 7.80% Senior Unsecured Notes, due January 12, 2005; and $25,750,000 of 7.80% Senior Unsecured Notes due January 19, 2005. The total outstanding principal balance of Senior Unsecured Notes was $700,000,000 as of June 30, 1999.

         All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.

     Capital Lease Obligation:

          On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 Homestead properties collaterizing the $122,000,000 mortgage note which was due June 1999. Hospitality Properties Trust purchased the properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay a $122,000,000 mortgage note and to post the approximate $16,000,000 security deposit.

         The approximate $350,000 gain on sale will be deferred and will be recognized over the term of the lease. The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments, discounted at approximately 9.8%, has been recorded as an asset of $145,000,000 to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the lease obligation at June 30, 1999, was $142,636,000.

         The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.


     Homestead Convertible Mortgage Notes Payable:

         At June 30, 1999 Homestead had outstanding convertible mortgage notes in the principal amount of $221,334,000, all of which were held by Archstone. The notes are collateralized by 54 Homestead properties with a historical cost of $360,800,000. The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding). The conversion ratio was adjusted in accordance with the terms of the notes upon the issuance of shares in the May 1999 rights offering. Previously the conversion ratio was $11.50 (19,246,402 shares). Deferred financing costs and the discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Interest:

         Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                 ---------------------------     -------------------------
                                                    1999            1998           1999          1998
                                                 -----------    ------------     ----------   ------------
Total interest incurred                          $    37,266    $     24,945     $   72,724   $     44,248
                                                 ===========    ============     ==========   ============

Homestead and Belmont capitalized
    interest included in total interest incurred $     2,184    $      7,653     $    6,624   $     14,157
                                                 ===========    ============     ==========   ============

Interest paid in cash                            $    53,653    $     30,799     $   66,802   $     34,065
                                                 ===========    ============     ==========   ============

Amortization of deferred financing costs
    included in interest incurred                $     1,834    $      1,535     $    3,399   $      2,799
                                                 ===========    ============     ==========   ============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(6) SHAREHOLDERS' EQUITY

     Per Share Data:

         The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share under Statement of Financial Accounting Standards 128 ("SFAS 128") for the periods indicated (in thousands, except per share amounts):

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                       ---------------------------        --------------------------
                                                          1999           1998                  1999          1998
                                                       ------------   ------------        -----------    -----------
         Loss before change in accounting
                principle                              $    (24,146)  $    (18,606)       $   (97,766)   $   (11,973)
             Less: Preferred Share dividends                  4,508         23,464              9,017         26,070
                                                       ------------   ------------        -----------    -----------
          Net loss attributable to common shares
                and assumed conversions before
                change in accounting principle         $    (28,654)  $    (42,070)       $  (106,783)   $   (38,043)
                                                       ============   ============        ===========    ===========

          Basic weighted-average Class B
                common shares outstanding                   120,402        121,569            120,420        122,454
          Increase in shares which would result
                from:
                      Exercise of options                        --             --                 --             --
          Diluted weighted-average Class B
                common shares outstanding                   120,402        121,569            120,420        122,454
                                                       ============   ============        ===========    ===========

          Per share net earnings (loss)
                attributable to Class B common shares:
                      Basic                            $      (0.24)  $      (0.35)       $     (0.89)   $     (0.31)
                                                       ============   ============        ===========    ===========
                      Diluted                          $      (0.24)  $      (0.35)       $     (0.89)   $     (0.31)
                                                       ============   ============        ===========    ===========

         For all periods the Convertible Debentures and the Convertible Preferred Shares are not assumed converted and the conversion of options and warrants are not assumed exercised for the purpose of calculating diluted earnings per Class B Common Share as the effects are anti-dilutive.

 (7) HOMESTEAD SPECIAL CHARGE

         In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development of sites beyond those already in construction, to further curtail its development program. As of the beginning of the second quarter, Homestead had substantial investments in ownership of land for development and in costs of pursuit of additional development sites. All land previously held for development is now held for sale, all pursuits for acquisition of additional sites for development were abandoned, and Homestead reduced overhead costs and personnel to reflect a company with stabilized operations of 136 properties. Homestead recorded a special charge of $65,296,000 in May 1999 consisting of approximately $43,500,000 for write-downs of the carrying cost of land held for sale to its estimated fair value less estimated costs to dispose, approximately $7,100,000 for write-offs of costs of pursuits and loss of non-refundable earnest money deposits, approximately $5,500,000 for closing of administrative offices and discontinued new initiatives, and approximately $9,200,000 for the costs of severance of personnel. Revisions to these estimates may be required based upon the ultimate sale of the properties.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         Carrying costs on the land sites, such as interest and property taxes, have been expensed since April 1999, and will continue until the sites are disposed of and will adversely affect earnings until disposal. The majority of the land sites are subject to the security interests of the lenders under the Working Capital Facilities and any sale of the encumbered sites requires the consent of the lenders. Upon sale, the proceeds will be used to repay the Working Capital Facilities.


 (8) STRATEGIC HOTEL

          On June 28, 1999, Security Capital's board of directors approved, in a unanimous consent, the sale of its entire ownership position to Strategic Hotel. An agreement to sell Strategic Hotel for $329,000,000 was signed on August 12, 1999. The sale is scheduled to close between September 8 and December 8, 1999. A provision for loss on the sale of Strategic Hotel of $55,245,000 was recorded as of June 28, 1999. In conjunction with the provision, a capital loss tax benefit of $19,336,000 was recorded. However, a valuation allowance of $18,126,000 was provided against the tax benefit because Security Capital currently has no plans to sell any of the assets which would generate sufficient taxable gains to offset this loss.

         As a result of the write-down in carrying value of Strategic Hotel to its estimated net sales value, equity in earnings from Strategic Hotel will not be recorded after the second quarter of 1999.


 (9) COMMITMENTS AND CONTINGENCIES

         Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-European Realty. As of June 30, 1999, $375,737,000 had been funded by Security Capital and its affiliates, with an additional $25,900,000 funded in July 1999.

         At June 30, 1999, Homestead had approximately $17,000,000 of unfunded commitments for developments under construction. Homestead anticipates completing development of properties under construction utilizing cash on hand, proceeds from future sales, if any, of unencumbered land, and cash flow from operations.

         As of June 30, 1999, $57,367,000 had been funded by Security Capital to Belmont and an additional $25,633,000 of unfunded commitments remained. At June 30, 1999, Belmont had approximately $19,900,000 of unfunded commitments for developments under construction.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(10) RECENT ACCOUNTING PRONOUNCEMENT

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities,"
("SOP 98-5"), establishing accounting standards requiring the expensing of organizational, pre-opening and start-up costs. Security Capital adopted SOP
98-5 effective January 1, 1999. Upon adoption, any material unamortized organizational, pre-opening and start-up costs were written off as a cumulative effect of adoption of an accounting standard. The cumulative impact of the adoption of SOP 98-5 on Security Capital's results of operation and financial position was $16,002,000 in the first quarter of 1999, primarily related to Homestead and Belmont. No financial statement amounts were restated upon adoption of the new standard.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of June 30, 1999, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 1999 and 1998, the consolidated statement of shareholders' equity for the six-month period ended June 30, 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust and Security Capital Atlantic Incorporated, whose total assets represent 18.6% of the total assets of Security Capital Group Incorporated and subsidiaries as of June 30, 1999, and whose income represent 13.3% and 14.4% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the six-month periods ended June 30, 1999 and 1998, respectively.

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

Chicago, Illinois
August 13, 1999

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

Overview

         Security Capital is a global real estate research, investment and operating management company. Security Capital operates its business and obtains income through two divisions. The Capital Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts and real estate operating companies. The Capital Division generates earnings principally from its ownership of these private and public affiliates. The Financial Services Division generates fees and earnings from capital management, capital markets, corporate services and research services primarily for the companies in which Security Capital and its affiliates have invested. Revenues from Capital Markets, Corporate Services, Global Capital Management Group and Real Estate Research are all included in the Financial Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Financial Services Division revenues earned from consolidated investees (Belmont, Homestead, SC-European Real Estate Shares and SC-US Real Estate Shares) are eliminated in Security Capital's consolidated financial statements.


Results of Operations

Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended
  June 30, 1998

     Capital Division Investments

         Dividends Received

         Security Capital's dividends received increased from $37.7 million to $38.5 million, for the three months ended June 30, 1999, compared to the same period in 1998 and increased from $76.2 million to $76.5 million, for the six months ended June 30, 1999, compared to the same period in 1998. The increases for the three and six month periods resulted primarily from an increase in the dividend rates from Archstone, ProLogis and SC-Preferred Growth, slightly offset by the decrease in dividends received from SC-US Real Estate Shares due to redemptions totaling $51.0 million since the fourth quarter of 1998. For the six months ended June 30, 1999, there was also a decrease in the dividend rate of SC-US Real Estate Shares (see "dividends per investee share" chart in note 2 to the consolidated financial statements).

         Equity in Earnings of Investees

         Security Capital includes in its earnings its share of the earnings of its unconsolidated investees. The equity in earnings of SC-European Realty, SC-U.S.Realty and SC-Preferred Growth, and the earnings of SC-US Real Estate Shares and SC-European Real Estate Shares, in accordance with generally accepted accounting principles, include the change in unrealized gains or losses on their investments in their earnings. This component of earnings or loss fluctuates with changes in the prevailing market prices for the shares of the real estate companies in which they invest. The fluctuation in market prices does not have an impact on cash flow, but the general decline in real estate equity security prices through the first quarter of 1999 had a significant adverse impact on Security Capital's equity in earnings of these investees. During the second quarter of 1999, real estate security prices generally increased which had a positive effect on Security Capital's equity in earnings of these investees.

         Presented below is Security Capital's equity in earnings (loss) of affiliates for the three months and six months ended June 30, 1999 and 1998, and Security Capital's common share ownership interest in affiliates as of June 30, 1999 and 1998 (dollar amounts in millions):

                                                            Equity in Earnings (Loss)
                                     -------------------------------------------------------------------------      % Ownership
                                        Three Months Ended                             Six Months Ended                as of
                                              June 30,                                     June 30,                   June 30,
                                     ------------------------------              -----------------------------   ----------------
                                         1999                1998                  1999                1998        1999     1998
                                     ----------          ----------              ----------       ------------   --------  ------
     Archstone                       $     19.7           $    14.6              $     34.3       $       35.4     39.1%     38.1%
     ProLogis                               4.3                 9.6                     5.3               21.3     30.9      40.6
     SC-European Realty                    (9.6)               (1.4)                  (26.2)              (1.4)    34.6      34.6
     SC-Preferred Growth                    9.5                 0.2                     5.5                0.6      9.7      12.8
     SC-U.S.Realty                         96.7               (36.0)                   18.8              (53.9)    37.8      34.3
     Strategic Hotel:
        Earnings                            2.7                 0.2                     4.7                0.9     30.4      31.2
        Interest income                     3.3                 2.9                     6.5                4.7
                                     ----------           ---------              ----------       ------------
                                     $    126.6           $    (9.9)             $     48.9       $        7.6
                                     ==========           =========              ==========       ============

         Atlantic was merged into Archstone in July of 1998. For purposes of the table above Security Capital has combined the results of Archstone and Atlantic for the three and six months ended June 30, 1998. The increase in Security Capital's equity in Archstone's earnings for the three months ended June 30, 1999, compared to the same period in 1998, is primarily due to gains on dispositions of depreciated real estate of $13.7 million in the second quarter of 1999 and a $6.0 million charge in the second quarter of 1998 related to Atlantic terminating an interest rate lock on a debt offering due to the merger with Archstone. The decrease in Security Capital's equity in Archstone's earnings for the six months ended June 30, 1999, compared to the same period in 1998, is primarily due (i) an increase in depreciation and interest expense relative to the increase in rental revenues due to the increase in the number and cost basis of operating communities; and, (ii) a decrease of $1.9 million on gains on disposition of investments from 1998.

         The decrease in Security Capital's equity in ProLogis' earnings for the three and six months ended June 30, 1999, compared to the same periods in 1998, is primarily due to (i) a net decrease in income generated by ProLogis' unconsolidated subsidiaries in 1999 from 1998, primarily due to the recognition of net foreign currency exchange losses in 1999; and, (ii) increases in general and administrative expenses and other expenses, primarily pursuit costs written-off in 1999.

         Security Capital's decreased ownership in ProLogis is due to ProLogis' merger with Meridian Industrial Trust, Inc. which was effective March 30, 1999, whereby ProLogis acquired Meridian through the issuance of new shares.
Security Capital continues to be ProLogis' largest shareholder.

         SC-European Realty commenced operations in April 1998. Security Capital's weighted average investment increased from $97.2 million to $375.7 million for the three months ended June 30, 1998, compared to the same period in 1999 and increased from $64.8 million to $375.7 million for the six months ended June 30, 1998, compared to the same period in 1999. SC-European Realty's current investments are primarily in prestabilized operating and development companies. The current year losses relate primarily to unrealized foreign exchange losses.

         The increase in Security Capital's equity in SC-Preferred Growth's earnings for the three and six months ended June 30, 1999, compared to the same period in 1998, is primarily due to a change in unrealized gain or loss on investments ($83.1 million increase for the second quarter and $41.2 increase for the first six months of 1999 and $9.5 million decrease for the second quarter and $10.5 million decrease for the first six months of 1998) due to the increase in the fair value of stocks owned by SC-Preferred Growth during the second quarter of 1999. This increase was partially offset by a realized loss of $12.3 million recorded in the first quarter of 1999.

         The increase in Security Capital's equity in SC-U.S.Realty's earnings for the three and six months ended June 30, 1999, compared to the same periods in 1998, is primarily due to the change in unrealized gain or loss on investments ($263.6 million increase and $120.1 million decrease for the three months ended June 30, 1999 and 1998, respectively, and $27.0 million increase and $212.9 million decrease for the six months ended June 30, 1999 and 1998, respectively), due to the rise in the market value of REIT stocks in the second quarter of 1999, including those owned by SC-U.S.Realty. SC-U.S.Realty's realized gains on its non-strategic real estate portfolio investments decreased by $12.3 million and $28.9 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. SC-U.S.Realty's net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) decreased by $4.6 million and $12.4 million for the three and six months ended 1999, respectively, compared to the same periods in 1998.

         The increase in Security Capital's equity in Strategic Hotel's earnings for the three and six months ended June 30, 1999, compared to the same periods in 1998, is primarily due to additional property acquisitions by Strategic Hotel in 1998 and the first six months of 1999 and an increase in net operating income.

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

         Property Revenue and Expenses and Homestead Special Charge

         Homestead's room revenue increased from $34.1 million to $54.3 million, a 59% increase for the three months ended June 30, 1999, compared to the same period in 1998 and increased from $61.2 million to $103.3 million, a 69% increase for the six months ended June 30, 1999, compared to the same period in 1998. Homestead's rental expenses increased from $14.0 million to $26.6 million, a 90% increase for the three months ended June 30, 1999, compared to the same period in 1998 and increased from $26.3 million to $49.7 million, an 89% increase for the six months ended June 30, 1999, compared to the same period in 1998. Homestead's 36 operating property openings from the end of the second quarter of 1998 through the end of the second quarter of 1999 were the primary reason for both the increases in room revenue and rental expenses. The increase in room revenue was also due to a modest increase in the average weekly rate. The average weekly rate increase was partially offset by lower overall occupancy for the three and six months ended June 30, 1999, as compared to the same periods in 1998. The occupancy decrease is attributable to the effect of competition and increased rates.

         Homestead's results for the first six months of 1999 were below management's prior expectations. Lower than expected occupancy rates in certain markets has led to lower than expected revenues for certain properties. Lower than expected increases in occupancy rates for newly-opened properties in the northeast and mid-west also are expected to impact revenues. These lower than expected results will adversely affect Security Capital's results in 1999.

         In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development beyond those properties already in construction, to further curtail its development program. All land previously held for development is held for sale, all pursuits for acquisition of additional sites for development were abandoned, and Homestead has reduced overhead costs and personnel to reflect a company with stabilized operations of 136 properties. A special charge of $65.3 million was recorded in the second quarter of 1999 for write-downs of land held for sale, write-offs of costs of pursuits, and the costs of severance of personnel. See footnote 7 to the consolidated financial statements for details of the special charge.


     Financial Services Division Revenues

         The components of Financial Services Division revenues were as follows for the three and six months ended June 30, 1999 and 1998 (in millions):

                                                                Three Months Ended                  Six Months Ended
                                                                      June 30,                          June 30,
                                                            ----------------------------     -----------------------------
                                                                  1999             1998            1999            1998
                                                            ------------    ------------     ------------    -------------
           Capital Markets                                  $        3.3    $       16.5     $        4.2    $       21.2
           Corporate Services                                        4.1             4.0              9.6             7.8
           Global Capital Management Group                          14.5            11.5             28.8            21.6
           Real Estate Research                                      0.2             0.3              0.4             0.6
                                                            ------------    ------------     ------------    ------------
              Total Financial Services Division revenues            22.1            32.3             43.0            51.2
           Less amounts eliminated in consolidation                 (1.4)           (1.8)            (3.6)           (2.9)
                                                            ------------    ------------     ------------    ------------
              Consolidated Financial Services
                 Division revenues                          $       20.7    $       30.5     $       39.4    $       48.3
                                                            ============    ============     ============    ============

         The decrease in Financial Services Division revenues for the three and six months ended June 30, 1999, compared to the same periods in 1998 was primarily attributable to the decrease in Capital Markets revenue. Capital Markets revenues are transactional in nature and influenced by the general Real Estate Investment Trust ("REIT") equity market conditions discussed above. This decrease was partially offset by the growth in assets managed by the Global Capital Management Group (shown in the following table), which generated increased advisory and management fees.

         The  following   table  reflects  the  market  value  of  assets  under
management by the Global Capital Management Group as of June 30, 1999 and 1998 (in millions):

                                                    1999                 1998
                                                ------------       -------------
                 SC-European Realty             $    1,126.9       $       584.1
                 SC-Preferred Growth                   878.4               636.1
                 SC-U.S.Realty                       2,888.0             3,156.5
                 Investment Funds                       83.6               155.8
                 Other                                  96.9                  --
                                                ------------       -------------
                                                $    5,073.8       $     4,532.5
                                                ============       =============

         Growth in Financial Services Division revenues is expected to come primarily from management and advisory revenues earned by the Global Capital Management Group and fees earned by Capital Markets, Corporate Services and Real Estate Research. The decline in real estate security stock prices in 1998 and early 1999 has made it more difficult to attract assets to the company's investment funds and investees, and to execute Capital Markets transactions, which has, in turn, impacted revenue growth for the Global Capital Management Group and Capital Markets. Additionally, the decline in real estate securities prices in 1998 and the first quarter of 1999 reduced the value of assets under management in some of Security Capital's closed-end managed entities, thereby decreasing fee income to Security Capital for managing such entities. Any reduced growth could be partially offset, over the long-term, by increases in other Financial Services revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given. During the second quarter of 1999, assets under management increased materially due to rising real estate security prices.

     Realized capital gains

         Realized capital gains increased from $0.2 million to $1.9 million for the three months ended June 30, 1999, compared to the same period in 1998 and increased from $2.5 million to $3.4 million for the six months ended June 30, 1999, compared to the same period in 1998. These increases were primarily due to increases in the market value of SC-US Real Estate Shares' investments that were sold.


     Change in unrealized gain or loss on investments

         The change in unrealized gain or loss on investments was an increase of $7.5 million and $4.6 million for the three and six months ended June 30, 1999, compared to a decrease of $8.5 million and $9.4 million for the same periods in 1998. The change in unrealized gains or losses varies depending on changes in real estate equity markets.

         At June 30, 1999, SC-US Real Estate Shares had investments at cost and fair market value of approximately $60.9 million and $65.1 million, respectively. At June 30, 1999, SC-European Real Estate Shares had investments at cost and fair market value of approximately $19.9 million and $19.3 million, respectively.


     Other Income, net

         Other income increased from $3.1 million to $4.3 million, a 39% increase for the three months ended June 30, 1999, compared to the same period in 1998, and decreased from $5.7 million to $5.2 million, a 9% decrease for the six months ended June 30, 1999, compared to the same period in 1998. The increase for the three months is due to an increase in other Homestead property revenue for the three months. The decrease for the year is primarily due to decreased dividend income for the investment funds due to Security Capital reducing its investment in SC-US Real Estate Shares by $51.0 million since the fourth quarter of 1998.


     Financial Services Division Expenses

         Financial Services Division expenses increased from $19.3 million to $19.7 million, a 2% increase for the three months ended June 30, 1999, compared to the same period in 1998, and increased from $31.6 million to $39.7 million, a 26% increase for the six months ended June 30, 1999, compared to the same period in 1998. The increase for the six months primarily resulted from increased personnel in the Global Capital Management Group and the Capital Markets Group during the second half of 1998, primarily due to the establishment of European-based capabilities for capital markets and certain capital management activities. During the second quarter of 1999 there were some staff reductions and other cost controls that decreased expenses for the quarter compared to 1998.


     General, Administrative and Other

         General, administrative and other expenses increased from $15.1 million to $18.4 million, a 22% increase for the three months ended June 30, 1999, compared to the same period in 1998 and increased from $26.7 million to $34.4 million, a 29% increase for the six months ended June 30, 1999, compared to the same period in 1998. These increases resulted primarily from additional personnel and costs related to Security Capital's Capital Division.

     Interest Expense

         Interest expense for the three months ended June 30, 1999 and 1998, is summarized as follows (in millions):

                                    Security Capital          Homestead                 Total
                                   ------------------    ------------------    -------------------
                                     1999      1998        1999      1998         1999       1998
                                   --------  --------    --------  --------    --------  ---------
     Convertible debentures        $    5.2  $    5.2    $     --  $     --    $    5.2  $     5.2
     Lines of credit                    3.0       7.4         7.4       3.1        10.4       10.5
     Senior unsecured notes            13.3       0.8          --        --        13.3        0.8
     Mortgage notes payable              --        --         4.8       8.4         4.8        8.4
     Capital lease                       --        --         3.5        --         3.5         --
     Capitalized interest              (0.3)     (0.2)       (1.8)     (7.4)       (2.1)      (7.6)
                                   --------  --------    --------  --------    --------  ---------
        Total                      $   21.2  $   13.2    $   13.9  $    4.1    $   35.1  $    17.3
                                   ========  ========    ========  ========    ========  =========

         Interest expense for the six months ended June 30, 1999 and 1998, is summarized as follows (in millions):

                                    Security Capital          Homestead                  Total
                                   ------------------    ------------------    -------------------
                                     1999      1998        1999      1998        1999       1998
                                   --------  --------    --------  --------    --------  ---------
     Convertible debentures        $   10.5  $   10.5    $     --  $     --    $   10.5  $    10.5
     Lines of credit                    4.8      12.1        14.9       4.8        19.7       16.9
     Senior unsecured notes            26.3       0.8          --        --        26.3        0.8
     Mortgage notes payable              --        --        11.3      16.0        11.3       16.0
     Capital lease                       --        --         4.9        --         4.9         --
     Capitalized interest              (0.6)     (0.4)       (6.0)    (13.7)       (6.6)     (14.1)
                                   --------  --------    --------  --------    --------  ---------
        Total                      $   41.0  $   23.0    $   25.1  $    7.1    $   66.1  $    30.1
                                   ========  ========    ========  ========    ========  =========

         The increase in Security Capital's net interest expense is primarily due to the issuance of additional debt to fund investments. The increase in Homestead's net interest expense is primarily due to increased line of credit borrowings used to fund developments.


     Depreciation and Amortization

         Depreciation and amortization increased from $8.0 million to $11.4 million, a 42% increase for the three months ended June 30, 1999, compared to the same period in 1998 and increased from $14.8 million to $22.4 million, a 51% increase for the six months ended June 30, 1999, compared to the same period in 1998. These increases primarily resulted from additional Homestead properties and, to a lesser degree, additional computer hardware, software and office leasehold improvements in the Financial Services Division.


     Provision for Income Taxes

         The effective tax rates for the six months ended June 30, 1999, and the three and six months ended June 30, 1998, are less than 35%. The reduced rates are primarily created by unbenefited net deferred tax assets in consolidated subsidiaries and income generated on permanently invested capital in a foreign jurisdiction that has a substantially lower tax rate. As discussed below, for the three months ended June 30, 1999, in addition to the items mentioned above, Security Capital provided a tax benefit for an anticipated loss on a sale of an investment. The Company established a valuation reserve against the expected capital loss carryforward due to the uncertainty of its generating future capital gains against which this loss could be carried forward.

         If Security Capital sells any investments, it will be taxed on any realized gains at the federal corporate tax rate of 35%. Realized gains will be measured based upon the excess of the fair market value of any consideration Security Capital receives in such disposition over Security Capital's tax basis at the time of disposition. Any realized losses, for tax purposes, may be carried back up to three years, or forward five years, to offset taxable gains, if any.
Realized losses can not typically be offset against ordinary taxable income.

         Security Capital will generate a capital loss of approximately $55.2 million when the sale of Strategic Hotel is consummated. This will generate a tax benefit of $19.3 million if Security Capital realizes comparable taxable gains over the next five years. Security Capital has provided a reserve against $18.1 million of this benefit because it has no current plans to sell any of the assets which would generate sufficient taxable gains to offset this loss. Security Capital's plans could change in the future due to changes in market conditions or strategy.

         Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return of capital.

         Security Capital's tax basis in its strategic investees at June 30, 1999, was as follows (in thousands):

                 Archstone                             $    757,625
                 ProLogis                                   643,582
                 SC-European Realty                         375,737
                 SC-U.S. Realty                             733,645
                 Strategic Hotel                            375,000


         On May 28, 1999, Security Capital increased its ownership in Homestead to 87%. So long as Security Capital owns more than 80% of Homestead, Security Capital will consolidate Homestead in Security Capital's federal tax return. Any net operating losses, for federal tax purposes, generated by Homestead during the consolidation period will reduce the income tax liability of Security
Capital, and any taxable income generated by Homestead will increase Security Capital's taxable income. Due to its recent restructuring and development completions, Homestead is expected to generate net operating losses for the balance of 1999 and at least some portion of 2000.

         Upon disposition of Security Capital's interest in Homestead, any taxable gain or loss will be based upon the form of such transaction and certain other facts and circumstances at the time, and cannot be predicted with certainty.


     Provision for loss on investment

         On June 28, 1999, Security Capital's board of directors approved, in a unanimous consent, the sale of its entire ownership position to Strategic Hotel. An agreement to sell Strategic Hotel for $329.0 million was signed on August 12, 1999. The sale is scheduled to close between September 8 and December 8, 1999. A provision for loss on the sale of Strategic Hotel of $55.2 million was recorded as of June 28, 1999.

     Preferred Share Dividends

         Preferred Share dividends decreased from $23.5 million to $4.5 million for the three months ended June 30, 1999, compared to the same period in 1998 and decreased from $26.1 million to $9.0 million for the six months ended June 30, 1999, compared to the same period in 1998. The decrease is due to a $19.8 million non-cash dividend incurred in conjunction with the exchange of Series A Preferred Shares and certain Class B Common Shares for Series B Preferred Shares in May 1998.


     Change in accounting principle

         The net loss for the six months ended June 30, 1999, includes the cumulative effect of a change in accounting principle of $16.0 million, primarily related to Homestead and Belmont's adoption of the Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Upon adoption on January 1, 1999, any material unamortized organizational, pre-opening and start-up costs were written off.



LIQUIDITY AND CAPITAL RESOURCES

     Overview

         Security Capital's investment activities consist primarily of investments in the common shares of its Capital Division investees and research and capital expenditures relating to expansion of its Financial Services
Division business. The investment activities of Security Capital's investee operating companies consist primarily of the acquisition and development of real estate, or strategic ownership positions in companies that conduct such activities. Other affiliates make portfolio investments in the securities of publicly traded real estate companies and/or intermediate-term investments, primarily in the convertible securities of publicly-traded real estate operating companies. Security Capital has historically financed its investment activities through cash from operations, the sale of stock and convertible securities, borrowings under lines of credit and issuance of unsecured long-term debt.


     Operating Activities

         Cash provided by operating activities decreased by $47.4 million during the six months ended June 30, 1999, compared to the same period in 1998. This decrease is primarily due to higher interest expense due to increased debt used to fund investments in non-dividend paying investees and to a lesser extent by reduced capital markets fees.


     Investing and Financing Activities

         Security Capital's investing activities provided approximately $20.6 million of cash and Homestead's used approximately $77.6 million for the six months ended June 30, 1999, compared to $470.2 million used by Security Capital and $260.2 million used by Homestead, for the six months ended June 30, 1998. Security Capital's investing activities during the six months ended June 30, 1999, primarily consisted of (i) $13.4 million investment by Belmont in real estate, (ii) $1.7 million invested in securities of various affiliates, and
(iii) $38.4 million net redemption of publicly traded real estate securities. Security Capital's investing activities during the six months ended June 30, 1998, consisted primarily of (i) $425.5 million investment by Security Capital in securities of various affiliates; and (ii) $35.3 million investment by Security Capital in securities of other publicly traded real estate securities.

Security Capital also invested $213.8 million in Homestead during 1999, but this amount is not reflected above as it is eliminated in consolidation. Homestead used these funds to reduce its lines of credit.

         Financing activities provided net cash of $42.8 million for the six months ended June 30, 1999, compared to $657.0 million for the six months ended June 30, 1998. Financing activities for the six months ended June 30, 1999, primarily consisted of: (i) net reduction of the lines of credit borrowings of $45.5 million; (ii) proceeds from Security Capital's issuance of senior unsecured notes of $85.3 million; (iii) Homestead's payment on mortgage notes payable of $122.0 million; and (iv) Homestead's net proceeds on the sale and leaseback of properties of $127.3 million. Financing activities for the six months ended June 30, 1998, primarily consisted of: (i) $128.3 million of net proceeds from the borrowings under lines of credit; (ii) net proceeds from Security Capital's issuance of senior unsecured notes of $499.6 million and
(iii) proceeds from the sale of common stock to minority interest holders (Homestead) of $33.5 million.

         Security Capital and its subsidiaries have committed to $518.3 million in equity subscriptions to SC-European Realty, of which $375.7 million had been funded as of June 30, 1999, and an additional $25.9 million in July 1999. In addition, as of June 30, 1999, Security Capital has committed to invest an additional $25.6 million in Belmont. Security Capital expects to use the cash proceeds from a sale of Strategic Hotel primarily to reduce debt and, to a lesser extent, repurchase shares of stock.

         Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies) and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments. In the longer term, Security Capital intends to finance its business activities (including investments in new business initiatives, additional investments in existing affiliates and potential repurchases of shares) through the selective sale of assets and redeployment of capital, its line of credit and future issuances of equity and debt securities. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, selective sales of assets and redeployment of capital, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings.

         Security Capital's consolidated investee, Homestead, had the following financing activities:

         On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 properties previously collaterizing a $122 million mortgage note held by Merrill Lynch Mortgage Capital Inc. ("MLMC"). Hospitality Properties Trust purchased the properties for $145 million. Proceeds of the sale were used to repay the $122 million debt that was due June 1999. Homestead will continue to operate the properties under a long-term lease through 2015 with options to renew through 2045 and pay minimum rent of approximately $16 million per year, which rent may increase based on payment of percentage rents beginning July 2000 based on increases in revenues over a base period. Homestead also posted a security deposit equal to one year's rent. As a result of payment of the $122 million mortgage note, eight properties which were used as collateral for the mortgage note were subsequently pledged as collateral for its Working Capital Facilities, described below under "Lines of Credit - Homestead", enabling Homestead to draw approximately $21 million in additional borrowings under the line.

         On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000. In addition to the renewal, Homestead's lines of credit were amended. See "Lines of Credit - Homestead," below.

         On March 25, 1999, Homestead announced a rights offering for $225 million of common stock, the proceeds of which were used to repay

         Homestead's $200 million bridge facility and for purposes allowed under the Working Capital Facilities. Security Capital participated in the rights offering, which closed on May 28, 1999, purchasing $213.8 million shares of Homestead common stock.

         With the accomplishment of these reductions of short-term debt and the decision to cease additional development efforts, Homestead intends to focus on generation of cash from sales of land to be used to retire debt and reduction of overhead costs to adjust the company to an organization sized to operate 136 stabilized properties.


     Lines of Credit

         Security Capital

         Security Capital's line of credit with Wells Fargo, was amended and extended on April 13, 1999. The unsecured line was decreased to $470 million from $650 million to match Security Capital's anticipated intermediate-term requirements. The agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of Wells Fargo and participating lenders. Borrowings accrue interest at LIBOR plus a margin (1.30%) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%).
Commitment fees on the amended line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line of credit is guaranteed by SC Realty and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

         The line of credit contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio, a cash flow to fixed charge coverage ratio, a secured debt limit, an unsecured liabilities to unencumbered pool value ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The agreement provides that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series B Preferred Shares. As of June 30, 1999, there was $276 million outstanding under this line of credit and Security Capital, SC Realty and SC Realty Shares Limited were in compliance with all financial covenants.

         Homestead

         Homestead's Working Capital Facilities were amended along with the extension of the lines on March 18, 1999. The line secured by suburban properties was increased to $170 million total borrowing capacity and the sliding interest terms amended to 3.0% over LIBOR and 2% over prime or 2.5% over the federal funds rate. Future additional collateral will be limited to suburban properties which are construction complete and stabilized. The line secured by urban properties has been decreased to $30 million total borrowing capacity and the interest terms amended to 3.0% over LIBOR and 2.0% over prime or 2.5% over the federal funds rate.

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

         maintaining a ratio of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 for the first quarter of 1999 to 2.25 to 1.0 by the fourth quarter of 2000;
         maintaining a minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings, and maintaining positive net sources and uses of funds.

         In addition, under the renewed and amended Working Capital Facilities distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels. As of June 30, 1999, Homestead was in compliance with all financial covenants.

         With the second quarter 1999 decision to cease development of all land sites owned, other than those already in construction, and to cease pursuit of acquisition of additional sites for development, Homestead's needs for financing are reduced. Funding needs are primarily for operations, the completion of the properties in construction, funding of the severance of personnel and debt service.

         Homestead had at June 30, 1999, unfunded commitments for properties in construction of approximately $17 million. Homestead may generate cash inflows by the sale of unencumbered land sites, but no assurance can be given that such sales will occur or provide significant net proceeds.

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


     Senior Unsecured Notes

         Under the medium-term note program, in the first quarter of 1999, Security Capital issued $5.0 million of 7.75% Senior Unsecured Notes due January 11, 2005; $54.55 million of 7.80% Senior Unsecured Notes due January 12, 2005; and $25.75 million of 7.80% Senior Unsecured Notes due January 19, 2005. The total outstanding principal balance of Senior Unsecured Notes was $700 million as of June 30, 1999.

         All of the foregoing Senior Unsecured Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Senior Unsecured Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The securities are governed by the terms and provisions of the indentures applicable to all Security Capital's debt securities.


     Mortgage Notes Payable

         Homestead has $221.3 million of convertible mortgage notes which are convertible, at the option of Archstone, into shares of Homestead common stock. The conversion price is equal to one share of Homestead common stock for every $10.44 of principal amount outstanding.

         On February 23, 1999, Homestead completed the sale and leaseback of 18 Homestead Village properties with Hospitality Properties Trust. Hospitality Properties Trust purchased the properties for $145 million. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16 million per year. Homestead has posted a security deposit equal to one year's rent. The properties sold were among the 26 properties pledged as collateral for a $122 million mortgage note, which was due to mature in June 1999. The $122 million mortgage note was repaid in February 1999 with a portion of the proceeds of the sale and leaseback transaction between Homestead and Hospitality Properties Trust.



EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT")

         Before Homestead's special charge and the Strategic Hotel provision, basic EBDADT decreased from $64.6 million to $61.1 million, a 5% decrease for the three months ended June 30, 1999, compared to the same period in 1998 and decreased from $126.9 million to $111.9 million, a 12% decrease for the six months ended June 30, 1999, compared to the same period in 1998. The decrease was primarily due to lower equity in EBDADT from Homestead, lower Capital Markets revenues and higher interest expense. These results were partially offset by an increase in Security Capital's share of EBDADT of its other direct investees, deployment of capital by SC-European Realty into its investees and an increase in fees earned by the Global Capital Management Group due to higher assets under management.

         EBDADT represents net earnings computed in accordance with generally accepted accounting principles before gains/losses on dispositions of depreciated property, plus real estate depreciation and amortization, plus deferred tax expense, plus EBDADT net of dividends received by SC-U.S.Realty and SC-European Realty from their strategic investees, plus/minus unrealized losses/ gains on non-strategic investments, and plus other non-cash, non-recurring items Management considers EBDADT to be the appropriate measure of its ownership of real estate enterprises, as it most clearly reflects the impact of both operating performance and capital structure.

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

         Presented below is a reconciliation of net earnings (loss) to EBDADT for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                     ------------------------------------     ----------------------------------
                                                           1999                1998               1999                  1998
                                                     ----------------    ----------------     ----------------    --------------
Net loss attributable to common shares               $        (28,654)   $       (42,070)     $       (122,785)   $      (38,043)

Investee reconciling items:

  Real estate depreciation                                     47,379              38,151               91,268             70,223
  Gain on sale of depreciated real estate                      (5,290)             (3,533)              (7,629)            (9,518)
  Unrealized (gains) losses                                   (92,111)             58,865               20,800             88,692
  EBDADT, net of dividends, from
     Strategic Investees of SC-U.S.Realty
     and SC-European Realty                                    12,616               3,451               25,285              7,460
  Other                                                          (770)              5,488                1,808              3,068
                                                     ----------------    ----------------     ----------------    ---------------
                                                              (38,176)            102,422              131,532            159,925
                                                     ----------------    ----------------     ----------------    ---------------

Security Capital reconciling items:

  Deferred tax (benefit) expense                               27,578             (10,818)             (13,026)            (9,983)
  Adoption of an accounting principle                              --                  --               16,002                 --
  Non-cash preferred share dividend                                --              19,842                   --             19,842
  Other                                                          (474)             (4,825)                (657)            (4,825)
                                                     ----------------     ---------------     ----------------    ---------------
                                                               27,104               4,199                2,319              5,034
                                                     ----------------    ----------------     ----------------    ---------------

EBDADT                                               $        (39,726)   $         64,551     $         11,066    $       126,196
                                                     ================    ================     ================    ===============


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

         Security Capital has been working on the Year 2000 issue since July 1997. Security Capital and most of its affiliates have had action programs since that time to certify or replace all technology systems that might be affected, including "embedded" systems such as elevators and HVAC equipment. As of August 1, 1999, Security Capital has either certified or replaced all of its critical systems with Year 2000 compliant systems. Among Security Capital's affiliates, most have certified all of their systems; the remaining affiliates are in various stages of conversion to Year 2000 compliant systems and expect to be fully compliant.

         Security Capital, as a real estate research, investment and operating management company, believes that it has relatively modest potential exposure to Year 2000 issues. Security Capital intends to focus its efforts to ensure that none of its affiliates will encounter the Year 2000 issue, including providing advice to those companies.

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

         Exposure to embedded system problems in elevators, HVAC, access control and refrigeration systems for affiliated operating companies is expected to be minimal. Most of these systems are no more than six years old and surveys conducted by affiliates show that these systems are already compliant or can be readily upgraded to Year 2000 compliant versions. Most of the potential costs for determining compliance of embedded systems is due to the internal and external staffing costs to identify, survey and test each system.

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

         Specialty (as opposed to commodity) services providers such as banks and benefit administration companies have responded to surveys stating that they are Year 2000 compliant. There are no commodity or specialty services provided to Security Capital or its affiliates that are believed to represent a material risk or result in a material adverse financial impact in the most likely worst case scenario.

         Security Capital provides shared service functions to a number of affiliated companies. These services include accounting, cash management, human resources and benefits administration, information systems, internal audit, risk management, tax planning and compliance services. All of the internal computer systems used to provide these services are Year 2000 compliant. Outside suppliers of services that support the shared service functions, such as banks that perform electronic funds transfers, have been surveyed to determine their Year 2000 compliance level. The survey process has been substantially completed, and all respondents so far have stated that they are Year 2000 compliant. Security Capital believes that there are no outside suppliers that have not yet responded that represent a material risk to the provision of shared services to its affiliates.

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

         Third party costs to address the Year 2000 issue have been less than $100,000 to date and are not expected to exceed $250,000 in any likely worst case scenario. Security Capital's internal costs incurred for Year 2000 compliance issues have been less than $50,000 to date. Such costs are principally the related payroll costs of its information technology group. Security Capital's investment in new accounting, payroll and cash management systems is due to rapid growth over the last five years and a desire to automate a greater number of processes, and is not attributable to Year 2000 issues. However, in considering and implementing these new systems, Security Capital believes it took all appropriate steps to ensure that these new systems are Year 2000 compliant.

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

     Homestead's Interest Rate Risk

         Homestead's exposure to market risk for changes in interest rates relates primarily to its line of credit facilities. Homestead has no involvement with derivative financial instruments.

         The table below presents the: (i) effective interest rates; (ii) expected maturity/principal repayment schedules; (iii) carrying values; and (iv) estimated fair values for Homestead's interest rate sensitive liabilities as of June 30, 1999 (in thousands):

                                                                                   Expected Maturity/Principal Repayment
                                           ---------------------------------------------------------------------------------
                                 Nominal
                                 Interest                                                                Total      Fair
                                   Rate     1999(2)    2000     2001    2002       2003   Thereafter    Balance     Value(2)
                                ---------- --------  --------  ------  ------    -------  ----------  ----------  ----------
Interest-Sensitive Liabilities:
   Lines of Credit Facilities -
       variable rate (1)           8.32%   $     --  $199,000  $   --  $   --     $   --  $       --  $  199,000  $  199,000
   Convertible Mortgage Notes -    9.00%   $     --  $     --  $   --  $   --     $   --  $  221,334  $  221,334  $  218,363
       fixed rate
   Capital lease obligation -      9.80%   $  2,006  $  3,821  $4,213  $4,647     $5,124  $  122,825  $  142,636  $  142,636
       fixed rate
   Other Long-Term Obligation -    9.74%   $      3  $     13  $   14  $   16     $   17  $    7,853  $    7,916  $    7,907
       fixed rate

(1) On March 18, 1999, Homestead renewed and amended its lines of credit Working Capital Facilities ($199 million outstanding in the above table), to a December 31, 2000, due date.
(2) Amounts represent expected maturities and principal repayment for the six months remaining for 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

Security Capital held the annual meeting of shareholders on May 20, 1999. On the record date of April 6, 1999, there were 1,405,823 Class A Shares outstanding and 55,106,149 Class B Shares outstanding. Each Class A Share is entitled to one vote and each Class B Share is entitled to 1/200th of a vote. 994,683 Class A Shares were voted and 45,197,042 Class B Shares were voted for a total possible number of votes of 1,220,669.

The shareholders of Security Capital elected the following Class III Directors to serve three-year terms expiring in 2002 by the following votes:

     1,170,809 votes for the election of Mr. John T. Kelley III (49,860 votes against); and,

     1,215,721 votes for the election of Mr. William D. Sanders (4,948 votes against); and,

     1,175,054 votes for the election of Mr. Peter S. Willmott (45,615 votes against).

In addition, shareholders of Security Capital also elected the following Class I Director to serve a one-year term expiring in 2000 by the following votes:

     1,207,195 votes for the election of Mr. C. Ronald Blankenship (13,474 votes against).



Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15 Letter from Arthur Andersen LLP, dated August 13, 1999, regarding unaudited financial information

27       Financial data schedule

     (b) Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SECURITY CAPITAL GROUP INCORPORATED


                                   /s/    Paul E. Szurek
                                   Paul E. Szurek, Chief Financial Officer
                                   (Principal Financial Officer)




                                   /s/    James C. Swaim
                                   James C. Swaim, Sr. Vice President
                                   (Principal Accounting Officer)


Date: August 13, 1999