Form 10-Q
period 1999-09-30
SECURITY CAPITAL GROUP INC/
filed 1999-11-12
CIK 923687

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

     The number of shares outstanding of the Registrant's common stock as of October 31, 1999 was:

            Class A Common Shares, $.01 par value - 1,272,799 shares Class B Common Shares, $.01 par value - 55,066,892 shares

                       SECURITY CAPITAL GROUP INCORPORATED

                                      INDEX


                                                                         PAGE
                                                                       NUMBER(S)
PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets - September 30, 1999
               (unaudited)and December 31, 1998......................     1

          Consolidated Statements of Operations - Three and
               nine months ended September 30, 1999
               and 1998 (unaudited).....;;...........................    2-3

          Consolidated Statement of Shareholders' Equity
               - Nine months ended September 30, 1999 (unaudited)....     4

          Consolidated Statements of Cash Flows - Nine months ended
               September 30, 1999 and 1998 (unaudited)...............    5-6

          Notes to Consolidated Financial Statements (unaudited).....    7-21

          Report of Independent Public Accountants....................    22

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...............................  23-37

  Item 3. Quantitative and Qualitative Disclosure About Market Risk...  37-38


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K............................    39

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            1999            1998
                                                                                        --------------   ------------
                                                                                         (unaudited)
                                         ASSETS
Investments, at equity:
       Archstone Communities Trust                                                      $      827,195   $    827,977
       ProLogis Trust                                                                          604,454        623,715
       Security Capital European Realty                                                        391,360        379,971
       Security Capital Preferred Growth Incorporated                                           76,905         77,782
       Security Capital U.S. Realty                                                            750,470        791,562
       Strategic Hotel Capital Incorporated                                                         --        370,197
                                                                                        --------------   ------------
                                                                                             2,650,384      3,071,204
Real estate, less accumulated depreciation                                                   1,130,376      1,164,869
Investments in publicly traded real estate securities, at market value                          73,440        117,878
                                                                                        --------------   ------------
                Total real estate investments                                                3,854,200      4,353,951
Cash and cash equivalents                                                                       98,208         13,209
Other assets                                                                                   142,822        142,629
                                                                                        --------------   ------------
                Total assets                                                            $    4,095,230   $  4,509,789
                                                                                        ==============   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Lines of credit                                                                  $      193,050   $    520,480
       Mortgage notes payable                                                                  228,616        343,362
       Long-term debt                                                                          699,588        614,236
       Convertible debentures                                                                  320,751        322,774
       Capital lease obligations                                                               141,756             --
       Accounts payable and accrued expenses                                                   143,663        118,152
       Deferred income tax liability                                                             8,129         35,457
                                                                                        --------------   ------------
                Total liabilities                                                            1,735,553      1,954,461

Minority interests                                                                              87,049        132,718

Shareholders' Equity:
       Class A (NYSE: SCZ.A) Shares, $.01 par value; 20,000,000 shares authorized; 1,308,506 and 1,487,109 shares issued and outstanding
          in 1999 and 1998, respectively                                                            13             15
       Class B (NYSE: SCZ) Shares, $.01 par value; 229,537,385 shares authorized; 55,477,900 and 47,628,481 shares issued and outstanding
          in 1999 and 1998, respectively                                                           555            476
       Series B Preferred Shares, $.01 par value; 257,642 shares
          issued and outstanding in 1999 and 1998; stated liquidation
          preference of $1,000 per share                                                       257,642        257,642
       Additional paid-in capital                                                            2,400,360      2,416,123
       Accumulated deficit                                                                    (385,942)      (251,646)
                                                                                        --------------   ------------
                Total shareholders' equity                                                  2,272,628       2,422,610
                                                                                        --------------   ------------
                Total liabilities and shareholders' equity                              $    4,095,230   $  4,509,789
                                                                                        ==============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                              ----------------------------------       ----------------------------
                                                                       1999              1998                1999          1998
                                                              ----------------  ----------------       ---------------- -----------
INCOME:
Equity in earnings (loss) of:
     Archstone Communities Trust                              $         25,449  $         16,273       $         59,758 $    51,672
     ProLogis Trust                                                     24,536            (3,588)                29,861      17,744
     Security Capital European Realty                                   11,890               574                (14,356)       (785)
     Security Capital Preferred Growth Incorporated                     (2,535)           (4,589)                 2,980      (3,959)
     Security Capital U.S. Realty                                      (61,537)         (109,359)               (42,779)   (163,294)
     Strategic Hotel Capital Incorporated                                   --              (102)                11,247       5,469
Realized capital gains, net                                                983           (13,922)                 4,346     (11,447)
Change in unrealized gain or loss on investments                        (5,645)           (8,024)                (1,076)    (17,403)
Financial Services Division revenues from
   related parties                                                      34,655            22,375                 74,084      70,684
Other income, net                                                        1,258             4,423                  6,465      10,169
Property revenue                                                        61,168            39,741                165,589     100,979
                                                              ----------------  ----------------       ----------------  ----------
                                                                        90,222          (56,198)                296,119      59,829
                                                              ----------------  ----------------       ----------------  ----------
EXPENSES:
Interest expense                                                        35,233            23,947                101,333      54,038
Financial Services Division expenses                                    26,724            18,841                 66,458      50,487
General, administrative and other                                       11,793            14,195                 46,188      40,858
Depreciation and amortization                                           10,375             9,239                 32,785      24,087
Property expenses                                                       23,015            17,158                 74,053      43,456
Homestead special charge                                                    --                --                 65,296          --
Loss on sale of investment                                                  --                --                 55,245          --
                                                              ----------------  ----------------       ----------------  ----------
                                                                       107,140            83,380                441,358     212,926
                                                              ----------------  ----------------       ----------------  ----------
Loss from operations                                                   (16,918)         (139,578)              (145,239)   (153,097)
Provision for income tax (expense) benefit
   Current                                                              (4,356)            1,525                 (7,666)     (5,859)
   Deferred                                                             14,302            45,259                 27,328      55,241
                                                              ----------------  ----------------       ----------------  ----------
Total income tax (expense) benefit                                       9,946            46,784                 19,662      49,382
                                                              ----------------  ----------------       ----------------  ----------
     Minority interests in net (earnings) loss
       of subsidiaries                                                     (30)             (107)                20,809      (1,159)
                                                              ----------------  ----------------       ----------------  ----------
Loss before extraordinary charge and change in
   accounting principle                                                 (7,002)          (92,901)              (104,768)   (104,874)
     Extraordinary charge - loss on early
       extinguishment of debt, net of minority interests                    --           (17,657)                    --     (17,657)
     Change in accounting principle - cumulative
       effect on prior years of expensing costs of
       start-up activities, net of minority interest                        --                --                (16,002)         --
                                                              ----------------  ----------------       ----------------  ----------
Net loss                                                                (7,002)         (110,558)              (120,770)   (122,531)
     Preferred Share dividends                                          (4,509)           (4,509)               (13,526)    (30,579)
                                                              ----------------  ----------------       ----------------  ----------
Net loss attributable to common shares                        $        (11,511) $       (115,067)      $       (134,296) $ (153,110)
                                                              ================  ================       ================  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ----------------------------------       ---------------------------
                                                                      1999              1998                 1999           1998
                                                              ----------------  ----------------       ----------------  ---------
Weighted-average Class B common shares outstanding:
       Basic                                                           120,414           120,184                120,418    121,706
                                                              ================  ================       ================  =========
       Diluted                                                         120,414           120,184                120,418    121,706
                                                              ================  ================       ================  =========

Loss per share:
       Basic net loss before extraordinary
         charge and change in accounting principle           $           (0.10) $          (0.81)       $         (0.99) $   (1.11)
       Extraordinary charge - loss on early
         extinguishment of debt                                             --             (0.15)                    --      (0.15)
       Change in accounting principle - expensing
         costs of start-up activities                                       --                --                  (0.13)        --
                                                              ----------------  ----------------       ----------------  ---------
       Basic net loss attributable to
         common shares                                       $           (0.10) $          (0.96)       $         (1.12) $   (1.26)
                                                              ================  ================        ===============  =========

       Diluted net loss before extraordinary
         charge and change in accounting principle           $           (0.10) $          (0.81)       $         (0.99) $   (1.11)
       Extraordinary charge - loss on early
         extinguishment of debt                                             --             (0.15)                    --      (0.15)
       Change in accounting principle - expensing
         costs of start-up activities                                       --                --                  (0.13)        --
                                                              ----------------  ----------------        ---------------  ---------
       Diluted net loss attributable to
         common shares                                       $           (0.10) $          (0.96)       $         (1.12) $   (1.26)
                                                              ================  ================        ===============  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                          (In thousands, except shares)
                                   (Unaudited)

                                                Common Stock
                                  -------------------------------------------
                                         Class A                  Class B         Series B
                                  --------------------- --------------------- Preferred Stock  Additional                 Total
                                    Shares                 Shares              At Liquidation   Paid-in   Accumulated  Shareholders'
                                  Outstanding Par Value Outstanding Par Value     Value          Capital     Deficit      Equity
                                 ----------- --------- ----------- --------- --------------- ------------ ----------- ------------
Balances at December 31, 1998     1,487,109   $      15  47,628,481 $     476 $       257,642  $  2,416,123 $ (251,646) $ 2,422,610
  Conversion of Class A Shares to
    Class B Shares                 (182,541)         (2)  9,127,022        91              --           (89)        --           --
  Conversion of 2016 Convertible
    Debentures to Class B Shares         --          --      87,629         1              --         2,022         --        2,023
  Share repurchase program             (900)             (1,391,250)      (14)                      (20,792)                (20,806)
  Issuance of Shares, net             4,838          --      26,018         1              --         3,096         --        3,097
  Net loss                               --          --          --        --              --            --   (120,770)    (120,770)
  Preferred Share dividends              --          --          --        --              --            --    (13,526)     (13,526)
                                  ---------   ---------  ----------  --------  --------------  -----------  -----------  ----------
Balances at September 30, 1999    1,308,506   $      13  55,477,900  $    555  $      257,642  $ 2,400,360  $ (385,942)  $2,272,628
                                  =========   =========  ==========  ========  ==============  ===========  ===========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                    1999             1998
                                                                                              --------------    --------------
Operating Activities:
       Net loss                                                                               $     (120,770)   $     (122,531)
       Adjustments to reconcile net loss to cash flows
          provided by operating activities:
            Loss on sale of investment                                                                55,245                --
            Homestead special charge                                                                  51,587                --
            Deferred income tax benefit                                                              (27,328)          (55,241)
            Minority interests                                                                       (20,809)            1,159
            Extraordinary charge - loss on early extinguishment of
               debt, net of minority interest                                                              --           17,657
            Cumulative effect on prior years of expensing costs
              of start-up activities, net of minority interests                                       16,002                --
            Equity in (earnings) loss of unconsolidated investees                                    (40,170)          101,025
            Distributions from unconsolidated investees                                              112,938           107,702
            Change in unrealized gain or loss on investments                                           1,076            17,403
            Depreciation and amortization                                                             32,785            24,087
            Other                                                                                      1,776             4,340
       Increase in other assets                                                                       (3,912)          (39,105)
       Increase in accounts payable and accrued expenses                                              43,215            72,105
                                                                                              --------------    --------------
                Net cash flows provided by operating activities                                      101,635           128,601
                                                                                              --------------    --------------
Investing Activities:
       Real estate investments                                                                      (112,366)         (414,841)
       Redemptions from (investments in):
            Security Capital U.S. Realty                                                              (1,686)          (37,484)
            Security Capital European Realty                                                         (25,928)         (336,396)
            Strategic Hotel Capital Incorporated                                                     329,451          (175,000)
            Security Capital Preferred Growth Incorporated                                                --           (25,000)
            Publicly traded real estate securities, net                                               43,582           (36,595)
       Other                                                                                           4,665            (3,907)
                                                                                              --------------    --------------
                Net cash flows provided (used) by investing activities                               237,718        (1,029,223)
                                                                                              --------------    --------------

   The accompanying notes are an integral part of these consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                     1999             1998
                                                                                              --------------    --------------
Financing Activities:
       Proceeds from lines of credit                                                          $      355,730    $    1,111,772
       Payments on lines of credit                                                                  (683,160)         (726,500)
       Proceeds from long-term debt offerings                                                         85,317           499,613
       Proceeds from unsecured note and mortgage notes payable                                         7,282           163,041
       Payments on mortgage notes payable                                                           (122,028)         (122,028)
       Repurchase of common shares                                                                   (21,020)               --
       Proceeds from issuance of common shares to minority
          interest holders                                                                            17,357            32,205
       Sale of real estate, net                                                                      127,261                --
       Preferred dividends paid                                                                      (13,526)          (10,736)
       Debt issuance costs                                                                            (7,156)          (19,252)
       Homestead payment to extinguish debt                                                               --           (25,344)
       Other                                                                                            (411)            3,107
                                                                                              --------------    --------------
                Net cash flows provided (used) by financing activities                              (254,354)          905,878
                                                                                              --------------    --------------
Net increase in cash and cash equivalents                                                             84,999             5,256
Cash and cash equivalents, beginning of period                                                        13,209            11,454
                                                                                              --------------    --------------
Cash and cash equivalents, end of period                                                      $       98,208    $       16,710
                                                                                              ==============    ==============

Non-Cash Investing and Financing Activities:
       Increase in property and equipment from capital lease                                  $      145,000    $           --
                                                                                              ==============    ==============
       Conversions of 2016 Convertible Debentures                                             $        2,023    $           --
                                                                                              ==============    ==============
       Receipt of Security Capital European Realty
          shares in satisfaction of indebtedness                                              $           --    $       70,772
                                                                                              ==============    ==============

       Issuance of Series B Preferred Shares:
            Series B Preferred Shares issued                                                  $           --    $      257,642
            Series A Preferred Shares retired                                                             --          (139,000)
            Fair value of Class B Common Shares retired                                                   --           (98,799)
            Series A Preferred dividend recorded                                                          --           (19,843)
                                                                                              --------------    --------------
                                                                                              $           --    $           --
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     Security Capital Group Incorporated ("Security Capital") is a global real estate research, investment and operating management company. Its strategy is to create the optimal organization to hold significant ownership positions in real estate operating companies that generate substantial internal growth, enhance their real estate returns by generating significant levels of third-party service income and are able to become market leaders by creating brand value. Security Capital operates its business through two divisions. The Capital
Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts ("REITs") and real estate operating companies. The Capital Division generates earnings principally from its ownership of these affiliates (see note 2). The Financial Services Division generates fees from capital management, capital markets activities, corporate services and research services, primarily for the companies in which Security Capital and its affiliates have invested.

     The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees which include BelmontCorp ("Belmont"), Homestead Village Incorporated ("Homestead"), Security Capital European Real Estate Shares ("SC-European Real Estate Shares") and Security Capital U.S. Real Estate Shares ("SC-US Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 1999, minority interest relates mainly to Homestead and SC-US Real Estate Shares.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1998 consolidated financial statements and notes to consolidated financial statements in order to conform to the 1999 presentation. The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

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

     The consolidated financial statements of Security Capital as of September 30, 1999, are unaudited and, pursuant to the rules of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1998 audited consolidated financial statements contained in Security Capital's 1998 Annual Report on Form 10-K.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  CAPITAL DIVISION

     Security Capital holds the following real estate investments at September 30, 1999, and December 31, 1998:

                                                                               % Ownership                 Security Capital's Net
                                                                                  As Of                  Investments (Redemptions)
                                                                      September 30,   December 31,         For The Nine Months
                      Investment                 Type Of Entity           1999            1998           Ended September 30, 1999
-------------------------------------------    --------------------  --------------  --------------      -------------------------
                                                                                                               (in thousands)
EQUITY-METHOD INVESTEES:

Archstone Communities Trust                    Apartment REIT                 39.0%           38.1%      $             --
---------------------------                    (publicly traded)
   ("Archstone")

ProLogis Trust("ProLogis")(a)                  Industrial REIT                30.9%           40.4%                    --
--------------                                 (publicly traded)

Security Capital European Realty               Global real estate             34.6%           34.6%                   25,928
--------------------------------               investments
   ("SC-European Realty")                      (private entity)

Security Capital Preferred Growth              Convertible security            9.3%            9.8%                    --
----------------------------------             investments in real
  Incorporated ("SC-Preferred Growth")         estate companies
  -------------                                (private REIT)

Security Capital U.S. Realty                   U.S. real estate               38.9%           35.0%                    1,686
-----------------------------                  investments
  ("SC-U.S.Realty")                            (publicly traded)

Strategic Hotel Capital Incorporated (b)       Luxury and                      --             30.4%                 (329,451)
----------------------------------------       upscate hotels
   ("Strategic Hotel")                         (private entity)


CONSOLIDATED INVESTEES:

BelmontCorp                                    Senior assisted living          100%            100%                   24,221
-----------                                    (private entity)

Homestead Village Incorporated (c)             Extended-stay lodging          87.0%           69.8%                  213,810
------------------------------                 (publicly traded)

Security Capital European Real Estate          European real                  99.9%           99.9%                    2,000
--------------------------------------         estate securities fund
  Shares                                       (investment fund)
  ------


Security Capital U.S. Real Estate               U.S. real estate              67.3%           89.9%                  (48,800)
----------------------------------              securities fund
   Shares                                       (investment fund)
   ------


(a) On March 30, 1999, ProLogis merged with Meridian Industrial Trust, Inc. Security Capital continues to be ProLogis' largest shareholder.
(b) On September 10, 1999, Security Capital sold its entire ownership position in Strategic Hotel. See note 8 for further discussion.
(c) In May 1999 Security Capital invested $213,810 in Homestead through participation in a common stock rights offering.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Security Capital received dividends and interest from its investees for the three and nine months ended September 30, 1999 and 1998, as follows (in thousands, except per share amounts):

                                                                   Dividends Received (In Thousands)
                                                 ---------------------------------------------------------------------
                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                 --------------------------------    ---------------------------------
                                                      1999              1998               1999              1998
                                                 --------------    --------------    ---------------    --------------
     Dividends:
             Archstone/Security Capital
               Atlantic Incorporated (a)         $       20,180    $       19,361    $        60,540    $       59,312
             ProLogis                                    16,328            15,885             48,541            45,991
             SC-European Real Estate Shares                  --                --                143                --
             SC-Preferred Growth                          1,299               984              3,857             2,397
             SC-US Real Estate Shares                       473               965              1,732             5,693
                                                 --------------    --------------    ---------------    --------------
                                                         38,280            37,195            114,813           113,393
                                                 --------------    --------------    ---------------    --------------
     Interest:
             Strategic Hotel (b)                             --             3,217              6,541             7,872
                                                 --------------    --------------    ---------------    --------------
                                                 $       38,280    $       40,412    $       121,354    $      121,265
                                                 ==============    ==============    ===============    ==============


                                                                      Dividend Amount Per Investee Share
                                                 ---------------------------------------------------------------------
                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                 --------------------------------     --------------------------------
                                                        1999             1998               1999                1998
                                                 --------------    --------------    ---------------    --------------
             Archstone                           $       0.3700    $       0.3550    $        1.1100    $       1.0350
             Security Capital Atlantic
               Incorporated (a)                              --                --                 --            0.8000
             ProLogis                                    0.3272            0.3183             0.9727            0.9216
             SC-European Real Estate Shares                  --                --             0.1355                --
             SC-Preferred Growth                         0.3300            0.2500             0.9800            0.6400
             SC-US Real Estate Shares                    0.1225            0.1000             0.3642            0.5902

(a) Security Capital Atlantic Incorporated ("Atlantic") merged into Archstone in July 1998.
(b) Includes deferred interest income from Strategic Hotel of $3,041 and $4,001 for the nine months ended September 30, 1999 and 1998, respectively. See note 8 for discussion of the sale of Strategic Hotel.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Presented below is summarized earnings information for Security Capital's equity-method investees for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                  Archstone/Atlantic(a)               Prologis                Strategic Hotel(c)
                                             ----------------------------  ----------------------------  ------------------------
                                                   1999           1998           1999          1998           1999           1998
                                             -------------  -------------  -------------  -------------  -------------  ---------
Rental revenue and other
   income, net                               $     493,576  $     454,364        406,679  $     271,425  $     350,133  $ 384,907
Expenses                                           368,470        334,378        297,627        193,971        329,222    385,235
                                             -------------  -------------  -------------  -------------  -------------  ---------
Net earnings before minority
   interest                                        125,106        119,986        109,052         77,454         20,911       (328)
Minority interest share of
   net earnings                                         --             --          3,742          3,101          5,449      6,820
                                             -------------  -------------  -------------  -------------  -------------  ---------
Net earnings from operations                       125,106        119,986        105,310         74,353         15,462     (7,148)
Gain on disposition of
   real estate                                      46,887         36,688         26,358          4,278             --         --
                                             -------------  -------------  -------------  -------------  -------------  ---------
Net earnings (loss) before
   extraordinary item and change
   in accounting principle                         171,993        156,674        131,668         78,631         15,462     (7,148)
Less: Loss on early extinguishment
   of debt                                           1,113             --            --              --             --         --
                                             -------------  -------------  -------------  -------------  -------------  ---------
Net earnings (loss) before change
   in accounting principle                         170,880        156,674        131,668         78,631         15,462     (7,148)
Less Preferred Share dividends                      17,342         17,348         42,391         35,543             --         --
                                             -------------  -------------  -------------  -------------  -------------  ---------
Net earnings (loss) attributable to
   common shares before change in
   accounting  principle                     $     153,538  $     139,326  $      89,277  $      43,088  $      15,462  $  (7,148)
                                             =============  =============  =============  =============  =============  =========

Security Capital share of net earnings
   (loss) before change in
   accounting principle                      $      59,758  $      51,672  $      29,861  $      17,744  $       4,706  $  (2,403)
                                             =============  =============  =============  =============  =============  =========

Interest income from affiliate               $          --  $          --  $          --  $          --  $       6,541  $   7,872
                                             =============  =============  =============  =============  =============  =========


                                                      SC-European Realty(b)       SC-Preferred Growth            SC-U.S.Realty
                                                   --------------------------   -------------------------  ------------------------
                                                       1999           1998         1999           1998          1999         1998
                                                   -----------    -----------   -----------   -----------  -----------   ----------
Net investment income (loss)                       $   (12,808)   $    (9,709)  $    40,787   $    24,174  $    49,168   $   59,652
Realized gains (losses) on investments                   3,192             --       (16,337)           --        1,420       32,763
Change in unrealized gain or loss on investments       (31,936)         7,432         6,612       (56,139)    (163,261)    (601,047)
Eliminations                                                --             --            --            --       (5,617)      26,808
                                                   -----------    -----------   -----------   -----------  -----------   ----------
Adjusted net earnings (loss)                       $   (41,552)   $    (2,277)  $    31,062   $   (31,965) $  (118,290)  $ (481,824)
                                                   ===========    ===========   ===========   ===========  ===========   ==========

Security Capital share of adjusted net
  earnings (loss)                                  $   (14,356)   $      (785)  $     2,980   $    (3,959) $   (42,779)  $ (163,294)
                                                   ===========    ===========   ===========   ===========  ===========   ==========


(a)  Atlantic  merged  into  Archstone  in July  1998.
(b)  SC-European  Realty commenced operations in April 1998.
(c) Subsequent to the second quarter of 1999, Security Capital no longer recorded equity in earnings from Strategic Hotel as a result of the write-down in carrying value to net sales value as of June 28, 1999. Therefore, the 1999 summarized earnings results only include Strategic Hotel through June 30, 1999.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     A condensed consolidating balance sheet for Security Capital as of September 30, 1999, follows (in thousands):

                                                                                     Investment
                                            Security Capital(a)    Homestead (b)     Funds(b)(c)  Consolidated(d)
                                            -------------------    -------------     ----------   ---------------
Investments, at equity                      $         3,215,261    $          --    $        --   $     2,650,384
Net real estate investments                              58,158        1,115,065             --         1,130,376
Investments in publicly traded real estate
    securities, at market value                              --               --         73,440            73,440
Cash and other assets                                   183,912           99,077          2,596           241,030
                                            -------------------    -------------    -----------   ---------------
           Total assets                     $         3,457,331    $   1,214,142    $    76,036   $     4,095,230
                                            ===================    =============    ===========   ===============

Lines of credit                             $                --    $     193,050    $        --   $       193,050
Long-term debt                                        1,027,621          363,090             --         1,390,711
Other liabilities                                       134,852           59,067            915           151,792
                                            -------------------    -------------    -----------   ---------------
           Total liabilities                          1,162,473          615,207            915         1,735,553
Minority interests                                       18,984               --             --            87,049
Shareholders' equity                                  2,275,874          598,935         75,121         2,272,628
                                            -------------------    -------------    -----------   ---------------
           Total liabilities and
               shareholders' equity         $         3,457,331    $   1,214,142    $    76,036   $     4,095,230
                                            ===================    =============    ===========   ===============

------------------
(a) Includes Homestead and the Investment Funds accounted for using the equity method and Belmont on a consolidated basis.
(b)  Reflects the carrying amount prior to elimination entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d)  Consolidated amounts include effect of elimination entries.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     A condensed consolidating statement of operations for Security Capital for the nine months ended September 30, 1999, follows (in thousands):

                                                  Security                    Investment
                                                  Capital(a)   Homestead (b)  Funds(b)(c)   Consolidated(d)
                                                -------------  -------------  ------------  ---------------
Equity in earnings of investees                 $       4,665  $         --   $         --  $        46,711
Financial Services Division revenues from
   related parties                                     78,809            --             --           74,084
Property revenue                                        1,877       163,712             --          165,589
Other income                                            4,550         2,238          4,809            9,735
                                                -------------  ------------   ------------   --------------
                                                       89,901       165,950          4,809          296,119
                                                -------------  ------------   ------------   --------------

Interest expense                                       63,296        38,178             --          101,333
Financial Services Division expenses                   66,458            --             --           66,458
General, administrative and other                      23,416        26,238            913           46,188
Depreciation and amortization                           5,123        31,120             --           32,785
Property expenses                                       2,295        71,758             --           74,053
Homestead special charge                                   --        65,296             --           65,296
Loss on sale of investment                             55,241            --             --           55,245
                                                -------------  ------------   ------------   --------------
                                                      215,829       232,590            913          441,358
                                                -------------  ------------   ------------   --------------
Earnings (loss) before income taxes,
   minority interests and change in
   accounting principle                              (125,928)      (66,640)         3,896         (145,239)
  Income tax benefit                                   19,662            --             --           19,662
  Minority interests                                       --            --             --           20,809
                                                -------------  ------------  -------------   --------------
Net earnings (loss) before change in
   accounting principle                              (106,266)      (66,640)         3,896         (104,768)
   Change in accounting principle -
       Cumulative effect on prior years of
       expensing costs of start-up activities,
       net of minority interests                      (16,002)      (14,230)            --          (16,002)
                                                -------------  ------------  -------------   --------------
Net loss                                             (122,268)      (80,870)         3,896         (120,770)
Preferred Share dividends                             (13,526)           --             --          (13,526)
                                                -------------  ------------  -------------   --------------
Net earnings (loss) attributable to
   common shares                                $    (135,794) $    (80,870) $       3,896   $     (134,296)
                                                =============  ============  =============   ==============

--------------------
(a) Includes Homestead and the Investment Funds accounted for using the equity method and Belmont on a consolidated basis.
(b)  Reflects the carrying amount prior to elimination entries.
(c) The Investment Funds, which invest in securities of real estate companies, include SC-US Real Estate Shares and SC-European Real Estate Shares.
(d)  Consolidated amounts include effect of elimination entries.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3) FINANCIAL SERVICES DIVISION

     Financial  Services  Division  revenues for the three and nine months ended
September 30, 1999 and 1998, were earned from the following sources (in thousands):

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                 --------------------------------    ---------------------------------
                                                        1999               1998             1999                1998
                                                 --------------    --------------    ---------------    --------------
Capital Markets fees                             $       16,433    $        5,153    $        20,616    $       26,336
Corporate Services fees                                   4,564             4,950             14,235            12,776
Global Capital Management Group fees                     14,585            13,420             43,367            35,001
Real Estate Research fees                                   554               352                950               924
                                                 --------------    --------------    ---------------    --------------
       Total Financial Services Division
          revenues from related parties                  36,136            23,875             79,168            75,037
Less amounts eliminated in
   consolidation                                         (1,481)           (1,500)            (5,084)           (4,353)
                                                 --------------    --------------    ---------------    --------------
Consolidated Financial Services
   Division revenue from related parties         $       34,655    $       22,375    $        74,084    $       70,684
                                                 ==============    ==============    ===============    ==============

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

     Net earnings plus or minus:

         Plus         Real  estate  depreciation  (depreciation   will   not  be
                        added back for non-real estate assets whose value is declining over time)
         Plus         Amortization  of  real  estate  related   non-cash   items
                        (e.g., goodwill)
         Plus         EBDADT, net of dividends  received  by  SC-U.S.Realty  and
                        SC-European Realty from their strategic investees
         Plus         Other non-cash, non-recurring expenses
         Plus/minus   Deferred tax expense (benefit)
         Plus/minus   Losses(gains)on the disposition of depreciated real estate
         Plus/minus   Unrealized losses (gains) on non-strategic investments

     With respect to Security Capital investees in which Security Capital has less than a 20% interest, and does not have the ability to significantly influence management, Security Capital includes only dividends or interest received in its EBDADT. SC-U.S.Realty and SC-European Realty use the same approach for investees in which they own less than 20%.

     The EBDADT measure presented by Security Capital will not be comparable with other entities that do not compute EBDADT in a manner consistent with Security Capital.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Presented below is a Statement of EBDADT by reportable segment for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                 --------------------------------    ------------------------------
                                                        1999              1998              1999               1998
                                                 --------------    --------------    ---------------    -----------
Capital Division:

  Equity in Investees' EBDADT                    $       85,528    $       65,737    $       264,353    $   225,774
  Interest and other income                               1,223               417              2,906          1,714
                                                 --------------    --------------    ---------------    -----------
                                                         86,751            66,154            267,259        227,488
                                                 --------------    --------------    ---------------    -----------

  Operating expenses                                      6,328            10,573             26,478         26,662
  Interest expense                                       22,323            17,369             63,271         40,338
  Current income tax expense (benefit)                    3,574            (1,585)             6,313          4,212
  Convertible preferred share dividends                   4,509             4,509             13,526         10,736
                                                 --------------    --------------    ---------------    -----------

      Capital Division EBDADT(1)                         50,017            35,288            157,671        145,540
                                                 --------------    --------------    ---------------    -----------

Financial Services Division:

  Revenues                                               36,136            23,875             79,168         75,037
                                                 --------------    --------------    ---------------    -----------
  Operating expenses                                     25,231            16,976             63,411         49,887
  Current income tax expense                                782                60              1,353          1,647
                                                 --------------    --------------    ---------------    -----------

     Financial Services Division EBDADT                  10,123             6,839             14,404         23,503
                                                 --------------    --------------    ---------------    -----------
EBDADT before special items
  Homestead special charge                                   --                --             45,581             --
  Strategic Hotel provision                                  --                --             55,288             --
                                                 --------------    --------------    ---------------    -----------
EBDADT                                           $       60,140    $       42,127    $        71,206    $   169,043
                                                 ==============    ==============    ===============    ===========

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Presented below is a reconciliation of net loss to EBDADT for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                       -------------------------------------    --------------------------------
                                                                1999                1998               1999                 1998
                                                       ----------------     ----------------    ----------------     -----------
Net loss attributable
  to common shares                                     $        (11,511)    $       (115,067)   $       (134,296)    $  (153,110)

Investee reconciling items:

  Real estate depreciation                                       38,894               40,413             130,162         110,636
  Gains on sale of depreciated real estate                      (19,442)              (4,610)            (27,071)        (14,128)
  Unrealized losses                                              56,378              128,175              77,178         216,867
  EBDADT, net of dividends, from
     Strategic Investees of SC-U.S.Realty
     and SC-European Realty                                      10,763                9,191              36,048          16,651
  Interest rate hedge expense                                        83               14,349                 316          14,349
  Loss on extinguishment of debt                                     --               17,657                 432          17,657
  Other                                                           1,372               (7,133)              2,515          (4,065)
                                                       ----------------     ----------------    ----------------     -----------
                                                                 88,048              198,042             219,580         357,967
                                                       ----------------     ----------------    ----------------     -----------

Security Capital reconciling items:

  Deferred tax benefit                                          (14,302)             (45,258)            (27,328)        (55,241)
  Adoption of an accounting principle                                --                   --              16,002              --
  Non-cash preferred share dividends                                 --                   --                  --          19,842
  Other                                                          (2,095)               4,410              (2,752)           (415)
                                                       ----------------     ----------------    ----------------     -----------
                                                                (16,397)             (40,848)            (14,078)        (35,814)
                                                       ----------------     ----------------    ----------------     -----------

EBDADT                                                 $         60,140     $         42,127    $         71,206     $   169,043
                                                       ================     ================    ================     ===========

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Presented below is a reconciliation of segment assets at fair value, as used for internal management purposes, to assets presented in accordance with generally accepted accounting principles ("GAAP") as of September 30, 1999 and December 31, 1998 (in thousands):

                                                    September 30,         December 31,
                                                        1999                 1998
                                                  ----------------    ----------------
Capital Division assets at fair value (1)         $      3,638,332    $      3,973,091
     Excess of assets at fair value over cost
         of unconsolidated GAAP assets                    (169,894)           (300,707)
     Consolidation of Homestead and
         investment funds                                  670,444             847,584
     Proceeds from assumed exercise
         of options and warrants (2)                       (43,652)            (10,179)
                                                  ----------------    ----------------

GAAP Assets                                       $      4,095,230    $      4,509,789
                                                  ================    ================

(1) Assets are valued using the stock exchange closing prices for publicly traded investments. For private investments, cost is used, unless the investee has raised significant third party equity at a different price, in which case such price is used. Security Capital will revalue an investment downward if the investee experiences sustained degradation of operating performance or if changed circumstances indicate the last offering price does not reflect fair value. No value is assigned to the Financial Services Division.

(2) Includes only those options and warrants whose exercise price is equal to or less than market value as of these dates.



(5) INDEBTEDNESS

    Lines Of Credit:

     At September 30, 1999, Security Capital had a $470,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders, which is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. Borrowings accrue interest at LIBOR plus a margin (1.30% as of September 30, 1999) based upon Security Capital's credit rating or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus
 .50%). As of September 30, 1999, there was no outstanding balance on Security Capital's line of credit.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     As of March 18, 1999, Homestead executed an agreement with its bank lenders to renew and amend their Working Capital Facilities. Homestead's lines of credit as of September 30, 1999, are summarized as follows:

                                                                       Fee On Average
      Amount          Maturity          Interest Rate Range          Unfunded Balances                 Collateral
---------------   ------------------   ----------------------------  --------------------    ---------------------------------------
$  170,000,000    December 31, 2000    2.0% to 3.0% over LIBOR               0.375%          Suburban real estate properties
                                       and 1.0% to 2.0% over
                                       prime or 1.5% to 2.5% over
                                       the federal funds rate

$   30,000,000    December 31, 2000    3.0% over LIBOR and 2.0%               N/A            Urban real estate properties
                                       over prime or 2.5% over
                                       the federal funds rate


     As Of September 30, 1999, Homestead has an outstanding balance of $193,050,000 under the Working Capital Facilities. Subsequent to quarter end, the line secured by suburban real estate properties was reduced to $166,200,000 and the line secured by urban real estate properties was paid in full with the net proceeds from the sales of land (See Note 7).

     Each Line Of Credit Requires Maintenance Of Certain Financial Covenants. Security Capital, SC Realty, SC Realty Shares Limited And Homestead Were In Compliance With All Such Covenants At September 30, 1999.


  Senior Unsecured Notes:

     Under its medium-term note program, in the first quarter of 1999, Security Capital issued $5,000,000 of 7.75% Senior Unsecured Notes due January 11, 2005; $54,550,000 of 7.80% Senior Unsecured Notes, due January 12, 2005; and $25,750,000 of 7.80% Senior Unsecured Notes due January 19, 2005. The total outstanding principal balance of Senior Unsecured Notes was $700,000,000 as of September 30, 1999.

     All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption.


  Capital Lease Obligation:

     On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 Homestead properties collaterizing the $122,000,000 mortgage note, which was due June 1999. Hospitality Properties Trust purchased the properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay the $122,000,000 mortgage note and to post the approximate $16,000,000 security deposit.

     The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments, discounted at

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


approximately 9.8%, has been recorded as an asset of $145,000,000 to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the lease obligation at September 30, 1999, was $141,756,000.

     The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.


  Homestead Convertible Mortgage Notes Payable:

     At September 30, 1999, Homestead had outstanding convertible mortgage notes in the principal amount of $221,334,000, all of which were held by Archstone. The notes are collateralized by 54 Homestead properties with a historical cost of $358,800,000. The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding). The conversion ratio was adjusted in accordance with the terms of the notes upon the issuance of shares in the May 1999 rights offering. Previously the conversion ratio was $11.50 (19,246,402 shares). Deferred financing costs and the discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.


  Belmont Mortgage Notes Payable:

     Belmont obtained construction loans from a bank in September 1999 on two communities under construction. The loans are in conjunction with a $15,665,000 commitment, with interest payable monthly at variable interest rates of 30-day LIBOR plus 2.5% during the construction period and 30-day LIBOR plus 2.35% after issuance of certificate of occupancy and operating licenses. The outstanding balance and weighted average interest rate as of September 30, 1999, was $7,282,000 and 7.88%, respectively. The loans have a maturity date of September 2001 and are secured by a deed of trust on land, building, furniture and fixtures and an assignment of rents and leases.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Interest:

         Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------    ---------------------------------
                                                        1999              1998             1999               1998
                                                 --------------    --------------    ---------------    --------------
Total interest incurred                          $       36,212    $       31,001    $       108,936    $       75,249
                                                 ==============    ==============    ===============    ==============

Homestead and Belmont capitalized interest
    included in total interest incurred          $          979    $        7,054    $         7,603    $       21,211
                                                 ==============    ==============    ===============    ==============

Interest paid in cash                            $       16,241    $       11,302    $        83,043    $       45,367
                                                 ==============    ==============    ===============    ==============

Amortization of deferred financing costs
    included in interest incurred                $        1,198    $        2,334    $         4,597    $        5,133
                                                 ==============    ==============    ===============    ==============


(6) SHAREHOLDERS' EQUITY

     Share Repurchase Program:

         In August 1999, Security Capital's Board of Directors authorized the repurchase of up to $100,000,000 of Class A Common Stock, Class B Common Stock and 6.5% Convertible Subordinated Debentures Due 2016 ("2016 Debentures") of Security Capital. Through November 8, 1999, under the share repurchase program, Security Capital had repurchased 16,192 Class A Common Shares and 2,805,150 Class B Common Shares for a combined purchase price of $51,160,000. In addition, Security Capital repurchased $2,500,000 principal amount of 2016 Debentures during the third quarter, which were convertible into 2,167 Class A Common Shares.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   Per Share Data:

     The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share for income before extraordinary item and change in accounting principle, under Statement of Financial Accounting Standards 128 ("SFAS 128") for the periods indicated (in thousands, except per share amounts):

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                 -------------------------------    ----------------------------------
                                                       1999              1998              1999               1998
                                                 --------------    -------------   ---------------    ----------------
      Loss before extraordinary charge and
         change in accounting principle          $       (7,002)   $    (92,901)   $       (104,768)  $       (104,874)
       Preferred Share dividends                         (4,509)         (4,509)            (13,526)           (30,579)
                                                  -------------    ------------    ----------------   ----------------
      Net loss attributable to common shares
         and assumed conversions before
         extraordinary charge and change
         in accounting principle                 $      (11,511)   $    (97,410)   $       (118,294)  $       (135,453)
                                                 ==============    ============    ================   ================

      Basic and diluted weighted-average
         Class B common shares outstanding              120,414         120,184             120,418            121,706
                                                 ==============    ============    ================   ================

      Per share net earnings (loss) attributable
         to Class B common shares:
             Basic                              $         (0.10)   $      (0.81)   $          (0.99)  $          (1.11)
                                                ===============    ============    ================   ================
             Diluted                            $         (0.10)   $      (0.81)   $          (0.99)  $          (1.11)
                                                ===============    ============    ================   ================

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Capital Facilities and any sale of the encumbered sites requires the consent of the lenders. Upon sale, the proceeds will be used to repay the Working Capital Facilities.

     Homestead's land held for sale consisted of 23 parcels at September 30, 1999. One parcel held for sale was sold in the third quarter of 1999 and five parcels were sold subsequent to the end of the quarter. The six land sales resulted in net proceeds of $50,500,000 of which $32,800,000 has been used to repay outstanding balances on Homestead's lines of credit.


  (8) STRATEGIC HOTEL

         On June 28, 1999, Security Capital's board of directors approved the sale of its entire ownership position to Strategic Hotel. The sale closed on September 10, 1999, for net proceeds of approximately $329,000,000. A provision for loss on the sale of Strategic Hotel of $55,245,000 was recorded as of June 28, 1999. In conjunction with the provision, a capital loss tax benefit of $19,336,000 was recorded. However, a valuation allowance of $18,126,000 was provided against the tax benefit because Security Capital currently has no plans to sell any of the assets which would generate sufficient taxable capital gains to offset this loss.

         As a result of the write-down in carrying value of Strategic Hotel to its net sales value, equity in earnings from Strategic Hotel were not recorded after the second quarter of 1999.


  (9) COMMITMENTS AND CONTINGENCIES

         Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-European Realty. As of September 30, 1999, $401,665,000 had been funded by Security Capital and its affiliates. As of September 30, 1999, $62,517,000 had been funded by Security Capital to
Belmont and an additional $20,483,000 of unfunded commitments remained. At September 30, 1999, Belmont had approximately $15,300,000 of unfunded commitments for developments under construction.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of September 30, 1999, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998, the consolidated statement of shareholders' equity for the nine-month period ended September 30, 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust and Security Capital Atlantic Incorporated, whose total assets represent 20.2% of the total assets of Security Capital Group Incorporated and subsidiaries as of September 30, 1999, and whose income represent 14.5% and 11.4% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the nine-month periods ended September 30, 1999 and 1998, respectively.

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

Chicago, Illinois
November 11, 1999

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

Overview

         Security Capital is a global real estate research, investment and operating management company. Security Capital operates its business and generates earnings through two divisions. The Capital Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts and real estate operating companies, generating earnings principally from its ownership of these affiliates. The Financial Services Division generates fees and earnings from capital management, capital markets activities, corporate services and research services primarily for the companies in which Security Capital and its affiliates have invested. Revenues from Capital Markets Group, Corporate Services, Global Capital Management Group and Real Estate Research are all included in the Financial Services Division and are only reflected in Security Capital's consolidated financial statements if they were earned from investees not consolidated in the financial statements. Financial Services Division revenues earned from consolidated investees
(Belmont, Homestead, SC-European Real Estate Shares and SC-US Real Estate Shares) are eliminated in Security Capital's consolidated financial statements.

Results Of Operations

Three And Nine Months Ended September 30, 1999 Compared To Three And Nine Months Ended September 30, 1998

     Capital Division Investments

         Dividends Received

         Security Capital's dividends received increased from $37.2 million to $38.3 million, for the three months ended September 30, 1999, compared to the same period in 1998 and increased from $113.4 million to $114.8 million, for the nine months ended September 30, 1999, compared to the same period in 1998. The increases for the three and nine month periods resulted primarily from an increase in the dividend rates from Archstone, ProLogis and SC-Preferred Growth, slightly offset by the decrease in dividends received from SC-US Real Estate Shares. The decrease in dividends from SC-US Real Estate Shares is primarily due to Security Capital redemptions totaling $58.3 million since the fourth quarter of 1998. For the nine months ended September 30, 1999, there was also a decrease in the dividend rate of SC-US Real Estate Shares (see "dividends per investee share" chart in note 2 to the consolidated financial statements).

         Equity In Earnings Of Investees

         Security Capital includes in its earnings its share of the earnings of its unconsolidated investees. The equity in earnings of SC-European Realty, SC-U.S.Realty and SC-Preferred Growth, and the earnings of SC-US Real Estate Shares and SC-European Real Estate Shares, in accordance with generally accepted accounting principles, include the change in unrealized gains or losses on their investments in their earnings. This component of earnings or loss fluctuates with changes in the prevailing market prices for the shares of the real estate companies in which they invest. The fluctuation in market prices does not have an impact on cash flow, but the general decline in real estate equity security prices through the first nine months of 1999 had a significant adverse impact on Security Capital's equity in earnings of these investees.

         Presented below is Security Capital's equity in earnings (loss) of affiliates for the three months and nine months ended September 30, 1999 and 1998, and Security Capital's common share ownership interest in affiliates as of September 30, 1999 and 1998 (dollar amounts in millions):

                                                        Equity In Earnings (Loss)
                                 --------------------------------------------------------------------         % Ownership
                                          Three Months Ended                 Nine Months Ended                    as of
                                             September 30,                     September 30,                  September 30,
                                 -------------------------------        -----------------------------     -------------------
                                     1999                1998               1999              1998           1999         1998
                                 ----------          -----------        -----------       -----------     --------      ------
     Archstone                   $    25.4           $     16.3         $      59.8       $     51.7         39.0%       38.1%
     ProLogis                         24.5                 (3.6)               29.9             17.7         30.9        40.5
     SC-European Realty               11.9                  0.6               (14.4)            (0.8)        34.6        34.6
     SC-Preferred Growth              (2.5)                (4.6)                3.0             (4.0)         9.3        10.7
     SC-U.S.Realty                   (61.5)              (109.4)              (42.8)          (163.3)        38.9        34.5
     Strategic Hotel:
        Earnings                        --                 (3.3)                4.7             (2.4)          --        30.4
        Interest income                 --                  3.2                 6.5              7.9
                                 ---------           ----------         -----------       ----------
                                 $    (2.2)          $   (100.8)        $      46.7       $    (93.2)
                                 =========           ==========         ===========       ==========

         Atlantic was merged into Archstone in July of 1998. For purposes of the table above Security Capital has combined the results of Archstone and Atlantic for the nine months ended September 30, 1998. The increase in Security Capital's equity in Archstone's earnings for the three months ended September 30, 1999, compared to the same period in 1998, is primarily due to (i) a $6.7 million increase in net gains on dispositions of depreciated real estate and (ii) an increase in net operating income of $11.9 million attributable to an increase in rental revenues from operating communities and the successful lease-up of development communities. The increase in Security Capital's equity in Archstone's earnings for the nine months ended September 30, 1999, compared to the same period in 1998, is primarily due to (i) an increase in gains on disposition of real estate of $10.2 million and (ii) an increase in rental revenues due to the increase in the number of operating communities.

         The increase in Security Capital's equity in ProLogis' earnings for the three and nine months ended September 30, 1999, compared to the same period in 1998, is primarily due to (i) a net increase in income generated by ProLogis' unconsolidated subsidiaries in 1999, primarily due to the recognition of a full three and nine months of income from ProLogis Kingspark in 1999 compared to 1998 (ProLogis Kingspark was acquired on August 14, 1998) and (ii) an increase in net operating income, primarily the result of the increased number of distribution facilities in operation in 1999 as compared to 1998, partially offset by net foreign currency exchange losses recognized by ProLogis in 1999 and increases in 1999 in general and administrative expenses.

         Security Capital's decreased ownership in ProLogis is due to ProLogis' merger with Meridian Industrial Trust, Inc. which was effective March 30, 1999, whereby ProLogis acquired Meridian through the issuance of new shares.
Security Capital continues to be ProLogis' largest shareholder.

         SC-European Realty commenced operations in April 1998. Security Capital's weighted average investment increased to $391.3 million from $213.9 million for the three months ended September 30, 1999, compared to the same period in 1998 and increased to $381.9 million from $95.5 million for the nine months ended September 30, 1999, compared to the same period in 1998.
SC-European Realty's current investments are primarily in prestabilized operating and development companies. The current year losses relate primarily to foreign exchange fluctuations.

         The increase in Security Capital's equity in SC-Preferred Growth's earnings for the three and nine months ended September 30, 1999, compared to the same period in 1998, is primarily due to changes in unrealized gains or losses on investments. The value of SC-Preferred Growth's investment portfolio fluctuated as follows: a $34.5 million decline in value for the third quarter and a $6.6 million increase in value for the first nine months of 1999, and a $45.7 million decline in value for the third quarter and a $56.1 million decline in value for the first nine months of 1998. The overall increase for the first nine months of 1999 was partially offset by a realized loss of $16.3 million.

         The decrease in Security Capital's equity in SC-U.S.Realty's losses for the three and nine months ended September 30, 1999, compared to the same periods in 1998, is primarily due to the change in unrealized losses on investments ($190.2 million decline in value and $388.1 million decline in value for the three months ended September 30, 1999 and 1998, respectively, and $163.3 million decline in value and $601.0 million decline in value for the nine months ended September 30, 1999 and 1998, respectively), due to the overall decrease in the market value of REIT stocks owned by SC-U.S. Realty in 1999 compared to 1998. SC-U.S.Realty's realized gains on its non-strategic real estate portfolio investments decreased by $2.0 million and $31.3 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. SC-U.S.Realty's net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) increased by $1.9 million and decreased by $10.5 million for the three and nine months ended 1999, respectively, compared to the same periods in 1998.

         Security Capital's increased ownership in SC-U.S.Realty is due to a reduction in the number of outstanding common shares of SC-U.S.Realty caused by SC-U.S.Realty's share repurchase program, which commenced in February 1999.

         Security Capital sold its investment in Strategic Hotel for net sale proceeds of $329 million, resulting in a loss of $55.2 million. As a result of this sale, no equity in earnings of Strategic Hotel were recorded after the second quarter of 1999. The increase in Security Capital's equity in Strategic Hotel's earnings for the nine months ended September 30, 1999, compared to the same period in 1998, is primarily due to additional property acquisitions by Strategic Hotel in 1998 and the first six months of 1999 and an increase in net operating income, partially offset by equity in earnings not being recorded after the second quarter of 1999.

         The decline in the real estate equity markets during 1998 and into 1999 may impact the ability of operating affiliates of Security Capital to access the equity and debt markets, which could adversely impact their ability to maintain their historical growth rates. However, this should be partially mitigated by the affiliates' ability to maximize the performance of their portfolio of operating properties.


         Property Revenue And Expenses And Homestead Special Charge

         Homestead's room revenue increased from $39.7 million to $60.4 million, a 52% increase for the three months ended September 30, 1999, compared to the same period in 1998, and increased from $101.0 million to $163.7 million, a 62% increase for the nine months ended September 30, 1999, compared to the same period in 1998. Homestead's rental expenses increased from $17.2 million to $22.1 million, a 28% increase for the three months ended September 30, 1999, compared to the same period in 1998 and increased from $43.5 million to $71.8 million, a 65% increase for the nine months ended September 30, 1999, compared to the same period in 1998. The increase in property revenue and expenses for the three and nine months is primarily related to the opening of 25 new Homestead properties from the end of the third quarter of 1998 through the end of the third quarter of 1999 and higher weekly rates partially offset by lower occupancy levels.


         Homestead's results for the first nine months of 1999 were below management's prior expectations. Lower than expected occupancy rates in certain markets has led to lower than expected revenues for certain properties. Lower than expected increases in occupancy rates for newly-opened properties in the northeast and mid-west also are expected to impact revenues. These lower than expected results have adversely affected Security Capital's results in 1999.

         Beginning in the latter part of the second quarter of 1999, management of Homestead introduced rate changes in selected markets and managerial incentive programs to improve occupancy and collections. Compared to the second quarter average occupancy of 70.9% for the total portfolio, occupancy for the third quarter of 1999 was 75.2%, which compared favorably with third quarter 1998 total portfolio occupancy of 73.9%.

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


     Financial Services Division Revenues

         The components of Financial Services Division revenues were as follows for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                            -----------------------------     ----------------------------
                                                                 1999             1998            1999            1998
                                                            -------------   -------------     ------------    ------------
           Capital Markets                                  $        16.4   $         5.2     $       20.6    $       26.3
           Corporate Services                                         4.6             4.9             14.2            12.8
           Global Capital Management Group                           14.6            13.4             43.4            35.0
           Real Estate Research                                       0.6             0.4              1.0             0.9
                                                            -------------   -------------     ------------    ------------
              Total Financial Services Division revenues             36.2            23.9             79.2            75.0
           Less amounts eliminated in consolidation                  (1.5)           (1.5)            (5.1)           (4.3)
                                                            -------------   -------------     ------------    ------------
              Consolidated Financial Services
                 Division revenues                          $       34.7    $       22.4      $       74.1    $       70.7
                                                            =============   =============     ============    ============


         The increase in Financial Services Division revenues for the three months ended September 30, 1999, compared to the same period in 1998 was primarily attibutable to the increase in Capital Markets revenues. The increase in Financial Services Division revenues for the nine months ended September 30, 1999, compared to the same period in 1998 was primarily attributable to the increase in Global Capital Management Group's revenues due to the growth in assets managed (shown in the following table), partially offset by a decrease in Capital Markets revenue. Capital Markets revenues are transactional in nature and influenced by the general REIT equity market conditions and so may fluctuate from period to period.

         The  following   table  reflects  the  market  value  of  assets  under
management by the Global Capital Management Group as of September 30, 1999 and 1998 (in millions):

                                                           1999           1998
                                                      ------------    ----------
                 SC-European Realty                   $      1,218    $    1,014
                 SC-Preferred Growth                           819           736
                 SC-U.S.Realty                               2,664         2,922
                 Investment Funds                               75           142
                 Other                                         384            --
                                                      ------------    ----------
                                                      $      5,160    $    4,814
                                                      ============    ==========

         Growth in Financial Services Division revenues is expected to come primarily from management and advisory revenues earned by the Global Capital Management Group and fees earned by Capital Markets, Corporate Services and Real Estate Research. The decline in real estate security stock prices in 1998 and 1999 has made it more difficult to attract assets to the company's investment funds and investees, and to execute Capital Markets transactions, which has, in turn, impacted revenue growth for the Global Capital Management Group and Capital Markets. Additionally, the decline in real estate securities prices in 1998 and 1999 reduced the value of assets under management in some of Security Capital's closed-end managed entities, thereby decreasing fee income to Security Capital for managing such entities. Any reduced growth could be partially offset, over the long-term, by increases in other Financial Services revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given.


     Realized Capital Gains

         Realized capital gains increased from a $13.9 million loss for the three months ended September 30, 1998, to a $1.0 million gain for the three months ended September 30, 1999, and increased from a $11.4 million loss for the nine months ended September 30, 1998, to a $4.3 million gain for the nine months ended September 30, 1999. These increases were primarily due to increases in the market value of SC-US Real Estate Shares' investments that were sold.


     Change In Unrealized Gain Or Loss On Investments

         The change in unrealized gain or loss on investments was a decrease of $5.6 million and $1.1 million for the three and nine months ended September 30, 1999, compared to a decrease of $8.0 million and $17.4 million for the same periods in 1998. The change in unrealized gains or losses varies depending on changes in real estate equity markets.

         At September 30, 1999, SC-US Real Estate Shares had investments at cost and fair market value of approximately $56.8 million and $54.7 million, respectively. At September 30, 1999, SC-European Real Estate Shares had investments at cost and fair market value of approximately $18.8 million.


     Other Income, Net

         Other income decreased from $4.4 million to $1.3 million, a 70% decrease for the three months ended September 30, 1999, compared to the same period in 1998, and decreased from $10.2 million to $6.5 million, a 36% decrease for the nine months ended September 30, 1999, compared to the same period in 1998. The decrease for the three and nine months is primarily due to decreased dividend income in the investment funds due to a reduction in Security Capital's investment in SC-US Real Estate Shares by $58.3 million since the fourth quarter of 1998.


     Financial Services Division Expenses

         Financial Services Division expenses increased from $18.8 million to $26.7 million, a 42% increase for the three months ended September 30, 1999, compared to the same period in 1998, and increased from $50.5 million to $66.5 million, a 32% increase for the nine months ended September 30, 1999, compared to the same period in 1998. During the third quarter of 1999 there were $6.1 million of non-recurring costs related to personnel reductions and certain activities which will result in future overhead reductions. The increase for the nine months primarily resulted from increased personnel in the Global Capital Management Group and the Capital Markets Group during the second half of 1998, primarily due to the establishment of European-based capabilities for Capital Markets activities.

     General, Administrative And Other

         General, administrative and other expenses decreased from $14.2 million to $11.8 million, a 17% decrease for the three months ended September 30, 1999, compared to the same period in 1998 and increased from $40.9 million to $46.2 million, a 13% increase for the nine months ended September 30, 1999, compared to the same period in 1998. The decrease for the three months relates to personnel reductions and other cost controls that decreased expenses for the third quarter compared to 1998. The year to date increases resulted primarily from costs incurred related to personnel reductions and certain activities which will result in future overhead reductions.


     Interest Expense

         Interest expense for the three months ended September 30, 1999 and 1998, is summarized as follows (in millions):

                                    Security Capital          Homestead               Total
                                   ------------------    ------------------    -----------------
                                     1999       1998       1999       1998       1999      1998
                                   ------     -------    -------    -------    -------   -------
     Convertible debentures        $    5.2  $    5.2    $     --  $     --    $    5.2  $   5.2
     Lines of credit                    4.1       3.5         4.3       4.9         8.4      8.4
     Senior unsecured notes            13.4       9.1          --        --        13.4      9.1
     Mortgage notes payable              --        --         5.7       8.3         5.7      8.3
     Capital lease                       --        --         3.5        --         3.5       --
     Capitalized interest              (0.6)     (0.5)       (0.4)     (6.6)       (1.0)    (7.1)
                                   --------  --------    --------  --------    --------  -------
        Total                      $   22.1  $   17.3    $   13.1  $    6.6    $   35.2  $  23.9
                                   ========  ========    ========  ========    ========  =======

         Interest expense for the nine months ended September 30, 1999 and 1998, is summarized as follows (in millions):

                                    Security Capital          Homestead                Total
                                   ------------------    ------------------    -------------------
                                     1999      1998        1999      1998        1999       1998
                                   --------  --------    --------  --------    --------  ---------
     Convertible debentures        $   15.7  $   15.7    $     --  $     --    $   15.7  $    15.7
     Lines of credit                    8.9      15.6        19.2       9.7        28.1       25.3
     Senior unsecured notes            39.7       9.9          --        --        39.7        9.9
     Mortgage notes payable              --        --        17.0      24.3        17.0       24.3
     Capital lease                       --        --         8.4        --         8.4         --
     Capitalized interest              (1.2)     (0.9)       (6.4)    (20.3)       (7.6)     (21.2)
                                   --------  --------    --------  --------    --------  ---------
        Total                      $   63.1  $   40.3    $   38.2  $   13.7    $  101.3  $    54.0
                                   ========  ========    ========  ========    ========  =========

         The increase in Security Capital's net interest expense is primarily due to the issuance of additional debt to fund investments. Interest will decrease for the foreseeable future due to the repayment of debt with proceeds from the sale of Security Capital's investment in Strategic Hotel. The increase in Homestead's net interest expense is primarily due to increased line of credit borrowings used to fund developments partially offset by a decrease in capitalized interest due to less development activity during 1999 as compared to 1998. By the end of the third quarter of 1999 all development has been completed and Homestead does not anticipate any additional capitalization of interest for the remainder of 1999.

     Depreciation And Amortization

         Depreciation and amortization increased from $9.2 million to $10.4 million, a 13% increase for the three months ended September 30, 1999, compared to the same period in 1998 and increased from $24.1 million to $32.8 million, a 36% increase for the nine months ended September 30, 1999, compared to the same period in 1998. These increases primarily resulted from additional Homestead properties and, to a lesser degree, additional computer hardware, software and office leasehold improvements in the Financial Services Division.


     Provision For Income Taxes

          The effective tax benefit rate for the three months ended September 30, 1999, is greater than 35%. The increased benefit rate is primarily created by a reduction in a tax valuation allowance at Homestead and income generated on permanently invested capital in a foreign jurisdiction that has a substantially lower tax rate. The effective tax benefit rates for the nine months ended September 30, 1999, and the three and nine months ended September 30, 1998, are less than 35%. The reduced benefit rates are primarily created by the change in unbenefitted net deferred tax assets in consolidated subsidiaries partially offset by income generated on permanently invested capital in a foreign jurisdiction that has a substantially lower tax rate.

         If Security Capital sells any investments, it will be taxed on any realized gains at the federal corporate tax rate of 35%. Realized gains will be measured based upon the excess of the fair market value of any consideration Security Capital receives in such disposition over Security Capital's tax basis at the time of disposition. Any realized losses, for tax purposes, may be carried back three years, or forward five years, to offset taxable gains, if any. Realized losses can not typically be offset against ordinary taxable income.

         Security Capital generated a capital loss of approximately $55.2 million in the second quarter of 1999, with the sale of Strategic Hotel. This will generate a tax benefit of $19.3 million if Security Capital realizes comparable taxable capital gains over the next five years. Security Capital has provided a reserve against $18.1 million of this benefit because it has no current plans to sell any of the assets which would generate sufficient taxable gains to offset this loss. Security Capital's plans could change in the future due to changes in market conditions or strategy.

         Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return of capital.

         Security Capital's tax basis in its strategic investees at September 30, 1999, was as follows (in thousands):

                 Archstone                                $    757,020
                 ProLogis                                      643,092
                 SC-European Realty                            401,660
                 SC-U.S. Realty                                733,645


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

         If Security Capital were to dispose of its interest in Homestead, any taxable gain or loss would be based upon the form of such transaction and certain other facts and circumstances at the time, and cannot be predicted with certainty.


     Loss on sale of investment

         On June 28, 1999, Security Capital's board of directors approved the sale of its entire ownership position to Strategic Hotel. The sale closed September 10, 1999, for net proceeds of $329 million. A provision for loss on the sale of Strategic Hotel of $55.2 million was recorded as of June 28, 1999.


     Preferred Share Dividends

         Preferred Share dividends stayed constant at $4.5 million for the three months ended September 30, 1999, compared to the same period in 1998 and decreased from $30.6 million to $13.5 million for the nine months ended September 30, 1999, compared to the same period in 1998. The decrease is due to a $19.8 million non-cash dividend incurred in conjunction with the exchange of Series A Preferred Shares and certain Class B Common Shares for Series B Preferred Shares in May 1998.


     Change in accounting principle

         The net loss for the nine months ended September 30, 1999, includes the cumulative effect of a change in accounting principle of $16.0 million, primarily related to Homestead and Belmont's adoption of the Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Upon adoption on January 1, 1999, any material unamortized organizational, pre-opening and start-up costs were written off.


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


     Operating Activities

         Cash provided by operating activities decreased by $27.0 million during the nine months ended September 30, 1999, compared to the same period in 1998. This decrease is primarily due to higher interest expense due to increased debt used to fund investments in non-dividend paying investees and to a lesser extent by reduced capital markets fees.

  Investing And Financing Activities

     Security Capital's investing activities provided approximately $320.9 million of cash and Homestead's used approximately $83.2 million for the nine months ended September 30, 1999, compared to $636.5 million used by Security Capital and $392.7 million used by Homestead, for the nine months ended September 30, 1998. Security Capital's investing activities during the nine months ended September 30, 1999, primarily consisted of (i) $329.5 million proceeds from the sale of Strategic Hotel (ii) $25.9 million invested in SC-European Realty, (iii) $25.5 million investment by Belmont in real estate; and (iv) $43.6 million net redemption of publicly traded real estate securities. Security Capital also invested $213.8 million in Homestead during 1999, but this amount is not reflected above as it is eliminated in consolidation. Homestead used these funds to reduce its lines of credit. Security Capital's investing activities during the nine months ended September 30, 1998, consisted primarily of (i) $573.9 million investment in securities of various affiliates; (ii) $21.7 million investment by Belmont in real estate and (iii) $36.6 million investment in securities of other publicly traded real estate securities.

     Security Capital used approximately $259 million of the $329 million proceeds from the sale of Strategic Hotel to pay down its line of credit to zero. Security Capital is using the remaining cash, plus additional borrowings on its line of credit, to repurchase $100 million of its common stock and debentures in the open market. Through November 8, 1999, under the share repurchase program, Security Capital had repurchased 3,614,750 Class B common stock equivalents (comprised of 16,192 Class A Common Shares and 2,805,150 Class B Common Shares) for a combined purchase price of $51.2 million. In addition, Security Capital repurchased $2.5 million principal amount of 2016 Debentures during the third quarter, which were convertible into 2,167 Class A Common Shares.

     Financing activities used net cash of $254.4 million for the nine months ended September 30, 1999, compared to providing cash of $905.9 million for the nine months ended September 30, 1998. Financing activities for the nine months ended September 30, 1999, primarily consisted of: (i) net reduction of the lines of credit borrowings of $327.4 million; (ii) net proceeds from Security Capital's issuance of senior unsecured notes of $85.3 million; (iii) Homestead's payment on mortgage notes payable of $122.0 million; (iv) Homestead's net proceeds on the sale and leaseback of properties of $127.3 million; (v) payment for the repurchase of Security Capital common stock of $21.0 million; and (vi) proceeds from the sale of common stock to minority interest holders (Homestead) of $17.4 million. Financing activities for the nine months ended September 30, 1998, primarily consisted of: (i) $385.3 million of net proceeds from the borrowings under lines of credit; (ii) net proceeds from Security Capital's issuance of senior unsecured notes of $499.6 million and (iii) proceeds from the sale of common stock to minority interest holders (Homestead) of $32.2 million.

     Security Capital and its subsidiaries have committed to $518.3 million in equity subscriptions to SC-European Realty, of which $401.7 million had been funded as of September 30, 1999. In addition, as of September 30, 1999, Security Capital has committed to invest an additional $20.5 million in Belmont.

     Based on Security Capital's current level of operations and anticipated growth as a result of pending new business initiatives, Security Capital expects that cash flows from operations (including dividends and fees received from its operating companies) and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments. In the longer term, Security Capital intends to finance its business activities (including investments in new business initiatives, additional investments in existing affiliates and additional potential repurchases of shares) through the selective sale of assets and redeployment of capital, internally generated cash flow, its line of credit and future issuances of equity and debt securities. In addition, Security Capital anticipates that its operating affiliates will separately finance their activities through cash flow from operations, selective sales of assets and redeployment of capital, sales of equity and debt securities and the incurrence of mortgage debt or line of credit borrowings.

         Security Capital's consolidated investee, Homestead, had the following financing activities:

         On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 properties previously collaterizing a $122 million mortgage note held by Merrill Lynch Mortgage Capital Inc. ("MLMC"). Hospitality Properties Trust purchased the properties for $145 million. Proceeds from the sale were used to repay the $122 million debt that was due June 1999. Homestead will continue to operate the properties under a long-term lease through 2015 with options to renew through 2045 and pay minimum rent of approximately $16 million per year, which rent may increase based on payment of percentage rents beginning July 2000 based on increases in revenues over a base period. Homestead also posted a security deposit equal to one year's rent. As a result of payment of the $122 million mortgage note, eight properties which were used as collateral for the mortgage note were subsequently pledged as collateral for its Working Capital Facilities, described below under "Lines of Credit - Homestead", enabling Homestead to draw approximately $21 million in additional borrowings under the line.

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

     In the third quarter of 1999 Homestead sold one urban parcel held for sale and used the net proceeds of $6.0 million to pay down its lines of credit debt. Subsequent to the end of the third quarter of 1999, Homestead generated additional net proceeds of $44.5 million from the sale of two suburban parcels and three urban parcels. Homestead used $26.9 million of these net proceeds to further pay down its lines of credit debt. Thus, subsequent to the end of the quarter the balance on the $170 million revolving line of credit secured by suburban real estate was reduced to an outstanding balance of $166.2 million and the $23.1 million balance of the line secured by urban real estate was paid in full. Homestead may re-borrow on the line secured by suburban real estate, subject to collateral requirements. Repayments of all borrowings on the line secured by urban real estate canceled the commitment.

     With the completion of development of all sites which were in construction, termination of plans to develop all other land owned, and with no further pursuit of acquisition of sites for development, Homestead's needs for financing are substantially reduced. Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its needs for debt service, payment of severances, and payment of the remaining construction retainage. In addition, Homestead may generate cash flow by the sale of unencumbered land sites, but no assurance can be given that such sales will occur or provide significant net proceeds. While Homestead believes it will continue to generate positive cash flow from operation of its properties, there can be no assurance of generation of cash from future operations due to the risks of operation of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by increases in interest rates.

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

         The line of credit contains various financial and other covenants applicable to Security Capital, including a minimum shareholders' equity test, a total liabilities-to-net-worth ratio, a cash flow to fixed charge coverage ratio, a secured debt limit, an unsecured liabilities to unencumbered pool value ratio, as well as restrictions on Security Capital's ability to incur indebtedness and effect consolidations, mergers (other than a consolidation or merger in which Security Capital is the surviving entity) and sales of assets. The agreement provides that so long as no event of default has occurred and is continuing, Security Capital may pay cash dividends in an aggregate amount not to exceed 50% of cash flow available for distribution and pay cash dividends to the holders of the Series B Preferred Shares. As of September 30, 1999, there was no balance outstanding under this line of credit and Security Capital, SC Realty and SC Realty Shares Limited were in compliance with all financial covenants.


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

         In addition, under the renewed and amended Working Capital Facilities distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels. As of September 30, 1999, Homestead had $193.1 million outstanding under this line of credit and was in compliance with all financial covenants.

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


     Senior Unsecured Notes

         Under the medium-term note program, in the first quarter of 1999, Security Capital issued $5.0 million of 7.75% Senior Unsecured Notes due January 11, 2005; $54.55 million of 7.80% Senior Unsecured Notes due January 12, 2005; and $25.75 million of 7.80% Senior Unsecured Notes due January 19, 2005. The total outstanding principal balance of Senior Unsecured Notes was $700 million as of September 30, 1999.

         All of the foregoing Senior Unsecured Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Senior Unsecured Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The securities are governed by the terms and provisions of the indentures applicable to all of Security Capital's debt securities.


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


EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES ("EBDADT")

         Basic EBDADT increased from $42.1 million to $60.1 million, a 43% increase for the three months ended September 30, 1999, compared to the same period in 1998. For the nine months ended September 30, 1999, EBDADT was $71.2 million compared to $169.0 million for the same period in 1998, a 58% decrease. The increase for the three months ended September 30, 1999, was primarily due to higher equity in EBDADT from Archstone, Homestead and ProLogis and an increase in Capital Markets revenues, partially offset by no equity in EBDADT from Strategic Hotel in the third quarter of 1999 due to the sale. The decrease for the nine months ended September 30, 1999, was primarily due to the second quarter special charges related to Homestead and Strategic Hotel of $100.9 million, lower Capital Markets revenues and higher interest expense, partially offset by higher equity in EBDADT from affiliates and Global Capital Management revenues.

     EBDADT represents net earnings before gains/losses on dispositions of depreciated property, plus real estate depreciation and amortization, plus deferred tax expense, plus/minus unrealized losses/gains on non-strategic investments, and plus other non-cash, non-recurring items. Consistent with the equity method of accounting under generally accepted accounting principles, Security Capital reflects in its EBDADT its share of basic EBDADT of each investee. EBDADT for SC-U.S.Realty and SC-European Realty consists of EBDADT from their strategic investees, net of operating expenses for those two entities. Management considers EBDADT to be the appropriate measure of its ownership of real estate enterprises, as it most clearly reflects the impact of both operating performance and capital structure. With respect to Security Capital investees in which Security Capital has less than a 20% interest, and does not have the ability to significantly influence management, Security Capital includes only dividends or interest received in its EBDADT.
SC-U.S.Realty and SC-European Realty use the same approach for investees in which they own less than 20%.

     The EBDADT measure presented by Security Capital will not be comparable with other entities that do not compute EBDADT in a manner consistent with Security Capital. EBDADT should not be considered as an alternative to net earnings or any other GAAP measure of performance as an indicator of Security Capital's operating performance, or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

     Presented below is a reconciliation of net earnings (loss) to EBDADT for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                                Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                     ------------------------------------     ----------------------------------
                                                               1999                1998               1999                  1998
                                                     ----------------    ----------------     ----------------    --------------
Net loss attributable to common shares               $        (11,511)   $      (115,067)     $       (134,296)   $     (153,110)

Investee reconciling items:

  Real estate depreciation                                     38,894              40,413              130,162           110,636
  Gain on sale of depreciated real estate                     (19,442)             (4,610)             (27,071)          (14,128)
  Unrealized losses                                            56,378             128,175               77,178           216,867
  EBDADT, net of dividends, from
     Strategic Investees of SC-U.S.Realty
     and SC-European Realty                                    10,763               9,191               36,048            16,651
  Interest rate hedge expense                                      83              14,349                  316            14,349
  Loss on extinguishment of debt                                   --              17,657                  432            17,657
  Other                                                         1,372              (7,133)               2,515            (4,065)
                                                     ----------------    ----------------     ----------------    --------------
                                                               88,048             198,042              219,580           357,967
                                                     ----------------    ----------------     ----------------    --------------

Security Capital reconciling items:

  Deferred tax benefit                                        (14,302)            (45,258)             (27,328)          (55,241)
  Adoption of an accounting principle                              --                  --               16,002                --
  Non-cash preferred share dividend                                --                  --                   --            19,842
  Other                                                        (2,095)              4,410               (2,752)             (415)
                                                     ----------------    ----------------     ----------------    --------------
                                                              (16,397)            (40,848)             (14,078)          (35,814)
                                                     ----------------    ----------------     ----------------    --------------

EBDADT                                               $         60,140    $         42,127     $         71,206    $      169,043
                                                     ================    ================     ================    ==============

YEAR 2000 ISSUE

         The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of Security Capital's Year 2000 compliance program.

         Security Capital has been working on the Year 2000 issue since July 1997. Security Capital and most of its affiliates have had action programs since that time to certify or replace all technology systems that might be affected, including "embedded" systems such as elevators and HVAC equipment. As of November 8, 1999, Security Capital has either certified or replaced all of its critical systems with Year 2000 compliant systems. Among Security Capital's affiliates, none have any critical Year 2000 issues and most have certified all of their systems; the remaining affiliates expect to be fully compliant prior to December 31, 1999.

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

         Third party costs to address the Year 2000 issue have been less than $100,000 to date and are not expected to exceed this amount. Security Capital's internal costs incurred for Year 2000 compliance issues have been less than $100,000 to date. Such costs are principally the related payroll costs of its information technology group. Security Capital's investment in new accounting, payroll and cash management systems is due to rapid growth over the last five years and a desire to automate a greater number of processes, and is not attributable to Year 2000 issues. However, in considering and implementing these new systems, Security Capital believes it took all appropriate steps to ensure that these new systems are Year 2000 compliant.

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

         The table below presents the: (i) effective interest rates; (ii) expected maturity/principal repayment schedules; (iii) carrying values; and (iv) estimated fair values for Homestead's interest rate sensitive liabilities as of September 30, 1999 (in thousands):

                                                                                    Expected Maturity/Principal Repayment
                                            ---------------------------------------------------------------------------------------
                                   Nominal
                                   Interest                                                                       Total      Fair
                                    Rate      1999(2)      2000       2001       2002       2003   Thereafter    Balance   Value(2)
                                 ---------- ---------- ----------  ----------   ---------  -------- ---------- ----------- --------
Interest-Sensitive Liabilities:
   Lines of Credit Facilities -
       variable rate (1)              8.54% $      --  $  193,050  $       --   $      --  $     --  $      -- $  193,050 $ 193,050
   Convertible Mortgage Notes -       9.00% $      --  $       --  $       --   $      --  $     --  $ 221,334 $  221,334 $ 218,363
       fixed rate
   Capital lease obligation -         9.80% $     902  $    3,837  $    4,230   $   4,663  $  5,141  $ 122,983 $  141,756 $ 141,756
       fixed rate
   Other Long-Term Obligation -       9.74% $       3  $       13  $       14   $      16  $     17  $   7,850 $    7,913 $   7,904
       fixed rate

(1) On March 18, 1999, Homestead renewed and amended its lines of credit Working Capital Facilities ($193 million outstanding in the above table), to a December 31, 2000, due date.
(2) Amounts represent expected maturities and principal repayment for the three months remaining for 1999.

Item 6.  Exhibits And Reports On Form 8-K
     (a) Exhibits

         10.1 Purchase and Sale Agreement, dated as of August 12, 1999, between Security Capital Group Incorporated and Strategic Hotel Capital Incorporated (incorporated by reference to Exhibit 10.22 to Security Capital's Current Report on Form 8-K, dated September 10, 1999)

         10.2 Change in Control Agreement, dated as of May 18, 1999, between Security Capital Group Incorporated and William D. Sanders

         10.3 Change in Control Agreement, dated as of May 18, 1999, between Security Capital Group Incorporated and C. Ronald Blankenship

         10.4 Change in Control Agreement, dated as of May 18, 1999, between Security Capital Group Incorporated and Thomas G. Wattles

         10.5 Change in Control Agreement, dated as of May 18, 1999, between Security Capital Group Incorporated and Anthony R. Manno, Jr.

         10.6 Change in Control Agreement, dated as of May 18, 1999, between Security Capital Group Incorporated and Donald E. Suter

         12.1  Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15    Letter   from  Arthur  Andersen  LLP,  dated  November  11, 1999,
               regarding unaudited financial information

         27    Financial data schedule

     (b) Reports On Form 8-K

         Date                                    Items Reported
         ----                                    --------------
         September 10, 1999                      Item 2, Item 7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SECURITY CAPITAL GROUP INCORPORATED




                                       /S/ PAUL E. SZUREK
                              _______________________________________
                              Paul E. Szurek, CHIEF FINANCIAL OFFICER
                                  (Principal Financial Officer)




                                      /S/ JAMES C. SWAIM
                              _______________________________________
                                James C. Swaim, SR. VICE PRESIDENT
                                  (Principal Accounting Officer)


Date: November 12, 1999