Form 10-K
period 1999-12-31
SECURITY CAPITAL GROUP INC/
filed 2000-03-28
CIK 923687

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

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                        Commission File Number 1-13355

                      SECURITY CAPITAL GROUP INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)

               Maryland                              36-3692698
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing price of the registrant's Class A and Class B Common Stock on March 17, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,209,797,547.

   At March 17, 2000, there were 1,189,864 shares of the registrant's Class A Common Stock outstanding and 50,612,427 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for the 2000 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item Description                                                          Page
 ---- -----------                                                          ----

                                     PART I

 1.   Business...........................................................    1
 2.   Properties.........................................................   12
 3.   Legal Proceedings..................................................   14
 4.   Submission of Matters to a Vote of Security Holders................   14

                                    PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   14
 6.   Selected Financial Data............................................   15
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   16
 7A.  Quantitative and Qualitative Disclosure About Market Risk..........   28
 8.   Financial Statements and Supplementary Data........................   28
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   29

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   29
 11.  Executive Compensation.............................................   29
 12.  Security Ownership of Certain Beneficial Owners and Management.....   29
 13.  Certain Relationships and Related Transactions.....................   29

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   29

Item 1. Business

Overview

   Security Capital Group Incorporated is an international real estate research, investment and operating management company. Security Capital operates its businesses through two divisions: the Capital Division, which invests in high-growth real estate operating companies, and the Financial Services Division, which provides capital markets and capital management services primarily to Security Capital and its affiliates. The principal offices of Security Capital and its directly owned affiliates are in Amsterdam, Atlanta, Brussels, Chicago, Denver, El Paso, Houston, London, Luxembourg, New York and Santa Fe.

Operating Structure



    . Archstone Communities Trust    Capital Markets Group
    . BelmontCorp                    Global Capital Management Group
    . Homestead Village Incorporated Mutual Funds/Separate Accounts
    . ProLogis Trust                 Managed Entities
    s Access Self-Storage S.A.       Shared Services
    s Akeler S.A.                    Corporate Services Group
    s Bernheim-Comofi S.A.           Real Estate Research Group
    s Interparking S.A.
    s City & West End Properties S.A
    s London and Henley S.A.
    . CarrAmerica Realty Corporation
    . City Center Retail Trust
    . CWS Communities Trust
    . Regency Realty Corporation
    . Storage USA, Inc.
    . Urban Growth Property Trust

--------
 . Directly owned by Security Capital
s Indirectly owned through Security Capital European Realty
 . Indirectly owned through Security Capital U.S. Realty

The Capital Division

   The Capital Division allocates capital to real estate operating companies that are positioned to generate internal earnings growth through superior operations as well as property development and significant customer-service income. Its strategy is to focus on high-performance companies that can create brand value and ultimately achieve one of the top two market positions in their respective niche. Its objective is to hold significant ownership positions in companies that meet these criteria. The Capital Division provides operational and capital deployment advice to these companies and generates earnings for Security Capital from its ownership in these affiliates. At December 31, 1999, the Capital Division had direct and indirect investments in 16 real estate operating companies focused on apartment communities, corporate extended-stay lodging, corporate office, distribution and logistics, manufactured housing communities, infill retail centers, parking, self-storage and senior assisted living communities. These operating companies had a combined total market capitalization of $23.8 billion as of December 31, 1999.

   Capital Division strategic investments include the following:

                            Direct/Indirect Direct/Indirect   Equity Market     Total Market
                             Common Share        Full       Capitalization(2) Capitalization(2)
          Investees            Ownership     Ownership(1)     (in millions)     (in millions)
          ---------         --------------- --------------- ----------------- -----------------
   Archstone Communities
    Trust..................       39.2 %          36.6 %         $3,175            $5,640
   BelmontCorp.............      100.0 %         100.0 %             78                94
   Homestead Village
    Incorporated(3)........       87.0 %          74.0 %            255               743
   ProLogis Trust..........       30.8 %          27.8 %          3,825             6,380
   Security Capital
    European Realty(4).....       34.6 %          34.6 %          1,500             1,519
     Access Self-Storage
      S.A.(5)(6)...........       97.4 %          98.1 %            204               283
     Akeler S.A./Bernheim-
      Comofi S.A.(5).......         (7)             (7)             509               918
     Interparking S.A.(5)..       73.6 %          73.6 %             (8)               (8)
     City & West End
      Properties S.A.(5)...       99.3 %          99.4 %            242               412
     London and Henley
      S.A.(5)..............       95.6 %          97.2 %            164               284
   Security Capital U.S.
    Realty(4)..............       39.6 %          34.3 %          1,089             1,714
     CarrAmerica Realty
      Corporation(5).......       42.8 %          38.4 %          1,981             3,584
     City Center Retail
      Trust(5).............       99.9 %          99.9 %            304               406
     CWS Communities
      Trust(5).............       94.2 %          77.9 %            311               389
     Regency Realty
      Corporation(5).......       60.2 %          55.0 %          1,500             2,512
     Storage USA, Inc.(5)..       41.8 %          37.0 %          1,019             1,837
     Urban Growth Property
      Trust(5).............       98.8 %          98.8 %            191               309

--------
(1) Full ownership assumes contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares, and options and warrants for common shares have been exercised.
(2) Equity market capitalization assumes full ownership excluding conversions or exercises with a strike price more than the December 31, 1999 market value. The resulting number of common shares is multiplied by the closing price of the common shares on such date for those companies listed on an exchange or, in the case of private entities, the last private equity offering price. Total market capitalization is equity market capitalization and debt that has not been converted.
(3) Ownership of Homestead does not include any indirect ownership Security Capital may obtain in Homestead upon conversion of the convertible mortgage notes held by Archstone. On March 23, 2000, Security Capital announced a proposal to acquire all of the outstanding shares of common stock it does not already own. See "Funding Commitments and Liquidity".

(4) The European management and Boards of Directors of SC-European Realty and SC-U.S. Realty receive operating and investment advice from the Global Capital Management Group of the Financial Services Division.
(5) This company is an investee of SC-European Realty or SC-U.S. Realty through a subsidiary and is not directly owned by Security Capital. The ownership percentage reflected is that of SC-European Realty or SC-U.S. Realty.
(6) SC-European Realty's storage interests are operated under two groups, Access Self-Storage in Europe and Millers Storage in Australia.
(7) SC-European Realty's common share ownership of Akeler is 97.0% and its full ownership is 97.7%. Common share and full ownership of Bernheim-Comofi is 100%.
(8) Interparking S.A. is owned 73.6% by Bernheim-Comofi, which in turn is owned 100% by SC-European Realty. Interparking S.A.'s equity and total market capitalization is included in the market capitalization of Bernheim-Comofi.

 . Archstone Communities Trust (NYSE: ASN). Archstone focuses on the development, acquisition, redevelopment, operation and long-term ownership of apartment communities in growth markets with high barriers to entry across the United States. As of December 31, 1999, Archstone had 267 apartment communities representing 80,556 units, including 7,830 units under construction and an estimated 4,471 units in planning, owned or under control. During 1999, Archstone disposed of $589 million in non-core assets, using the proceeds to expand its presence into key Northeast and Midwest markets, as well as to buy back $121.6 million of its shares under a $150 million share repurchase program.

 . BelmontCorp. Belmont is a private company that seeks to become a preeminent developer, owner and operator of moderately priced senior assisted living facilities in the United States. Belmont differentiates itself from competitors through its purpose-built facility design, moderate-price positioning and proprietary operating system. Belmont is creating its communities in infill locations in prime suburban areas of large metropolitan markets that have excellent senior demographics and high barriers to entry. As of March 2000, Belmont had four properties in operation, four properties under development and seven properties in planning.

 . Homestead Village Incorporated (NYSE: HSD). Homestead operates moderately priced, extended-stay lodging hotels, providing a quality lodging experience for the growing ranks of business travelers staying four nights or more. Homestead targets corporate customers with multi-location extended stay needs. Homestead's facilities generally are adjacent to major business centers and close to retail areas for guest convenience. As of December 31, 1999, Homestead had 136 Homestead Village properties with 18,176 rooms in key business destinations across the United States.

 . ProLogis Trust (NYSE: PLD). ProLogis is a leading U.S.-based global provider of distribution services and facilities. ProLogis' major activities include the acquisition, development, marketing, leasing, operation and long-term management of distribution, light manufacturing and temperature-controlled facilities, located primarily in full-service, master-planned business parks. As of December 31, 1999, ProLogis, including its unconsolidated subsidiaries, had 1,575 distribution facilities owned and operating throughout North America and Europe totaling 166.8 million square feet. In 1999, ProLogis gained leading positions in the largest U.S. logistics markets through its merger with Meridian Industrial Trust and expanded its corporate distribution facilities services business with additional lease agreements both in the U.S. and in Europe. ProLogis also formed a $1.3 billion European Properties Fund to access third-party equity capital for expansion in Europe.

Security Capital European Realty (SC-European Realty). SC-European Realty is a research driven real estate company that owns and provides direction for investments in start-up or existing real estate operating companies. Each strategic investment of SC-European Realty has an objective to become a leader in its respective product niche. As of December 31, 1999, SC-European Realty had strategic investments within five lines of business: self-storage, pan-European office, London West End office, parking and rental residential. SC-European Realty's investment focus is predominantly in Europe.

 SC-European Realty's Strategic Ownership Positions:

  . Access Self-Storage S.A. Access is a leading private operator and developer of self-storage facilities located in the U.K., France, and Germany, markets where self-storage is a new and growing business. In addition, SC-European Realty also owns Millers Storage S.A., the leading self-storage company in Australia.

  . Akeler S.A./Bernheim-Comofi S.A. SC-European Realty's suburban office interests are undertaken through two private companies, Akeler and Bernheim-Comofi. Both Akeler and Bernheim-Comofi use customer-driven development strategies. Akeler owns, operates and develops suburban office buildings and office parks primarily in the U.K., while Bernheim-Comofi owns, operates and develops suburban office and office parks primarily in Brussels. Together they are the foundation of a pan-European office presence. At December 31, 1999, the two companies had a total of 16 operating properties with approximately 750,000 square feet of space and another 15 office properties under development.

  . City & West End Properties S.A. City & West End is a private owner, operator and redeveloper of office space in the West End of London, where demand for space continues to grow while development restrictions limit new supply. At December 31, 1999, City & West End owned eight operating properties with approximately 636,400 square feet of space, and had another three office properties with approximately 142,000 square feet under development.

  . Interparking S.A. Interparking S.A. is a leading private owner/operator of off-street public parking facilities in continental Europe. As of December 31, 1999, Interparking S.A. operated 242 facilities with 115,442 parking spaces in 70 cities across six countries.

  . London and Henley S.A. London and Henley is a leading private U.K.
    apartment owner, operator and developer. As of December 31, 1999, London and Henley's portfolio of apartment properties included 94 operating properties and 10 properties under development.

Security Capital U.S. Realty (SC-U.S. Realty) (NYSE: RTY). SC-U.S. Realty is a European-based real estate company that holds, through a wholly owned subsidiary, significant strategic positions in leading real estate operating companies based in the United States. Through its ownership role, board representation and ongoing consultation, SC-U.S. Realty seeks to influence the business strategies and operations of the companies in which it invests. SC-U.S. Realty's strategic ownership positions as of December 31, 1999, include ownership positions in six public and private U.S. real estate operating companies.

 SC-U.S. Realty's Strategic Ownership Positions:

  . CarrAmerica Realty Corporation (NYSE: CRE). CarrAmerica is a national company that owns, develops and operates office properties in key growth markets throughout the United States. CarrAmerica offers corporate customers exceptional customer service on a national basis. At December 31, 1999, CarrAmerica owned 271 properties (approximately 22.6 million square feet of space) with another 22 office properties under construction.

  . City Center Retail Trust. City Center Retail is a private company established to provide quality customer service and premier urban-infill locations to top U.S. and international retailers. City Center Retail acquires, develops and owns retail properties in city centers across the United States.

  . CWS Communities Trust. CWS Communities is one of the leading private owners, operators and developers of manufactured home communities in North America with properties in both the United States and Canada. At December 31, 1999, CWS Communities owned and operated or managed, or had under contract to acquire or develop, a total of 40 communities in eight states and Canada with a total of 14,887 homesites.

  . Regency Realty Corporation (NYSE: REG). Regency is a leading national owner and operator of grocery-anchored, neighborhood infill shopping centers in selected growth markets throughout the United States. In February 1999, Regency completed its merger with Pacific Retail Trust, a Dallas-based private real estate investment trust 73.4% owned by SC-U.S. Realty that had been focused on similar properties in the western United States.

  . Storage USA, Inc. (NYSE: SUS). Storage USA is a national company that acquires, develops, constructs, franchises, owns and operates self-storage facilities in the United States. Storage USA's strategy is to maximize rents, occupancy and profitability at each of its facilities while increasing its market share in the highly fragmented self-storage business. In 1999, Storage USA formed $400 million in joint ventures with GE Capital Corporation to acquire and develop self-storage facilities to continue to expand its national presence and capitalize on growth opportunities in the self-storage industry.

  . Urban Growth Property Trust. Urban Growth Property is a private company focused on acquiring, developing and owning strategically located income-producing parking assets and land (initially used for parking or car parks) in key urban infill locations in selected target markets throughout the United States. At December 31, 1999, Urban Growth Property owned 29 properties with a total of 20,303 parking spaces representing a total expected investment of $278 million.

The Financial Services Division

   The Financial Services Division generates fees principally from capital management and capital markets activities. The Global Capital Management Group manages capital invested in real estate companies or securities for investment entities and separate accounts. The Capital Markets Group provides capital markets services to various affiliates, including operating companies and investment entities.

   In addition, Security Capital also provides certain shared services to its affiliates in order to generate economies of scale. The Corporate Services Group provides administrative, processing, and technology infrastructure and related services. The Real Estate Research Group conducts proprietary real estate research and provides analyses of short-term trends and long-term market conditions.

 Security Capital Global Capital Management Group

   The Global Capital Management Group manages or advises capital invested in publicly traded and private real estate companies and securities for investment companies, institutional separate accounts and other Security Capital affiliates. The Global Capital Management Group invests in securities that it believes should outperform the market due to factors such as an emerging new strategy or opportunity, imminent changes in supply and demand that would affect asset performance, market inefficiencies that result in mispriced securities, or consolidation opportunities. The Global Capital Management Group, through its clients, will also commit capital to private start-up companies that have significant prospects for sustained growth, that can utilize both strategic and operating consultation and capital, and that have the prospect of becoming public companies. At December 31, 1999, the Global Capital Management Group had total assets under management of $5.1 billion.

   Subsidiaries of the Global Capital Management Group provide investment research and advice to SC-U.S. Realty and SC-European Realty. The Global Capital Management Group also manages Security Capital Preferred Growth Incorporated, a private real estate company investing in the convertible securities of real estate companies on an intermediate-term basis. It also advises third party separate accounts and Security Capital Real Estate Mutual Funds Incorporated, an open-end investment management company with two mutual funds, Security Capital European Real Estate Shares (NASDAQ: SEUIX) and Security Capital U.S. Real Estate Shares (NASDAQ: SUSIX). The Global Capital Management Group's clients will generally take ownership positions not exceeding 4.99% of the equity securities of its investees, except with respect to SC-European Realty, Security Capital Preferred Growth Incorporated and SC-U.S. Realty, in which they typically take larger ownership positions.

 Security Capital Markets Group Incorporated

   The Capital Markets Group is a registered broker-dealer that provides investment banking and brokerage services to private and public companies within the Security Capital organization and to institutional clients. Services provided include acting as placement agent for private and public offerings of equity securities of such affiliates, providing financial advisory services and arranging block trades of publicly traded securities. In providing these services, the Capital Markets Group maintains strong relationships with institutional investors that have invested in Security Capital and its public and private affiliates.

   In 1998, Security Capital Markets Group Limited, which operates from London, was formed to provide similar services to Security Capital affiliates in the U.K. and Europe.

 Corporate Services Group

   The Corporate Services Group provides information systems and related processing, administrative and accounting services to affiliates for negotiated fees under administrative services agreements. As a result, Security Capital and its operating affiliates realize the benefits of economies of scale by consolidating several high-volume processing activities in a centralized operations center. In addition, operating affiliates in a start-up mode have access to proven and efficient critical services.

 Real Estate Research Group

   The Real Estate Research Group provides the Global Capital Management Group, the Capital Division and affiliates with proprietary economic and real estate research that assists them in their capital deployment decisions. Economic and demographic analyses are made and translated into an overall evaluation of the demand prospects for various property types in each market. This research provides a point-of-view on both short and long-term supply and demand fundamentals.

Strategy

   Security Capital plans to focus its investments only in companies that produce internal earnings growth through property development activities and the generation of substantial third-party service income. These companies must also be able to create measurable brand value and ultimately achieve one of the top two market positions in their respective niches.

   To achieve these objectives, Security Capital plans to work with the management teams of its affiliates that do not meet these criteria to reposition the company and carefully maximize value for shareholders. The objective of these efforts is to evolve to a simplified structure and eliminate the gap between the public market price of Security Capital's stock and private market valuation of Security Capital's underlying assets.

Significant Developments During 1999

   In 1999, management outlined a revised investment and operating strategy to unlock shareholder value. Progress was made on key initiatives of that strategy:

 Portfolio Optimization: Sale of Strategic Hotel Capital Incorporated

   In September 1999, Security Capital completed the sale of its entire ownership position back to Strategic Hotel, realizing net proceeds of $329 million. A loss on the sale of Strategic Hotel of $55.2 million was recorded as of June 28, 1999. Security Capital used approximately $259 million of the $329 million proceeds from the sale of Strategic Hotel to pay down its line of credit to zero. The remaining proceeds were used to repurchase shares through its share repurchase program.

 Share Repurchase Program

   On August 12, 1999, Security Capital announced an initial $100 million share repurchase program. This program was completed in December 1999, and an additional $100 million program was announced on December 8, 1999. Under the share repurchase programs, as of March 1, 2000, Security Capital repurchased 12,603,997 Class B common stock equivalents or approximately 10.3% of shares outstanding on August 12, 1999 (comprised of 86,113 Class A Shares and 8,298,347 Class B Shares). In addition, as of March 1, 2000, Security

Capital repurchased $37.8 million principal amount of 6.5% Convertible Subordinated Debentures due 2016, which were convertible into 1,635,757 Class B Shares, at a gain of $10.9 million.

 Operating Expense Reduction, Maintenance of Strong Balance Sheet

   Through the implementation of new technology and a disciplined focus on margin improvements, Security Capital reduced operating expenses significantly during 1999. Excluding severance and other one-time charges, annualized operating expenses decreased to $84.7 million at the end of 1999, a reduction of $32 million from levels anticipated in 1998 for 1999.

 Operating Profitability: Restructuring of Homestead

   A restructuring program of Homestead, including changes in management, was initiated in May and resulted in substantial improvements in operating performance and financial strength. Three primary objectives were established: reduction of debt (through land sales), reduction in operating costs and improving property level operating margins. Consistent with these objectives, Homestead curtailed the development activity that was in planning stages at the time of its change in management. As of December 31, 1999, Homestead had sold $72.6 million of the original $95.5 million of land which was to be developed. Total debt was decreased from $700.4 million at year-end 1998 to $487.6 million at year-end 1999, and annualized overhead costs were decreased from $48.6 million in the first quarter of 1999 to $25.0 million in the first quarter of 2000. Weekly revenue per available room increased 15.6% to $245 in 1999, compared to $212 in 1998.

 SC-U.S. Realty's Sale of SOI Portfolio, Share Repurchase Program

   In May, SC-U.S. Realty's Board approved a $100 million share repurchase program, which was subsequently expanded to $200 million. In December, SC-U.S. Realty completed the sale of its special opportunity investment (SOI) portfolio, allocating proceeds from the sale for additional share repurchases under the existing program, as well as to reduce the balance outstanding on its line of credit. As of December 31, 1999, SC-U.S. Realty had repurchased 9,861,435 shares for an aggregate cost of $184.2 million, representing approximately 11.4% of SC-U.S. Realty's shares outstanding when the program was initiated. The share repurchases have increased Security Capital's ownership in SC-U.S. Realty to 39.6% at December 31, 1999, from 35.0% a year earlier.

   As of December 31, 1999, SC-U.S. Realty owned 52,431 Class A Shares of Security Capital's common stock, 1,964,286 Class B Shares of Security Capital, and $55 million of Security Capital's 6.5% Convertible Subordinated Debentures due 2016. On February 2, 2000, SC-U.S. Realty announced the decision of its Board of Directors to sell its holdings in Security Capital. As of March 14, 2000, SC-U.S. Realty had sold all its holdings in Security Capital.

Agreements with Operating Companies

   Security Capital had the following agreements with its affiliates.

 Investor Agreements

   Security Capital has entered into investor agreements with several of its direct investees, including Archstone, Belmont, Homestead and ProLogis. The investor agreements provide Security Capital with rights regarding board representation and major transactions. The scope of Security Capital's rights depends on its percentage ownership of the common stock of the investee. Generally, if Security Capital owns at least 10% of the outstanding common stock of the investee, Security Capital has the right to approve any increase in the size of the board of directors or trustees and to nominate a proportionate number of directors or trustees of the investee. However, with investees with publicly traded securities, the number of trustees or directors Security Capital may nominate is limited to less than a majority of the board. The investor agreements also provide Security Capital with the right of prior approval or consultation on major matters and actions, including the issuance of securities and the incurrence of indebtedness, and provide Security Capital with registration rights regarding the common stock of such investee held by Security Capital. The investor agreements do not limit Security Capital's ownership in the investee other than in Archstone, in which Security Capital is limited to no more than 49% ownership.

 Administrative Services Agreements

   SCGroup Incorporated, a wholly owned subsidiary of Security Capital, provides a variety of administrative services, including cash management, human resource, information systems, payroll, accounts payable processing, risk management and tax administration to subsidiaries and other affiliates of Security Capital under administrative services agreements. In 1999, SCGroup received $17.7 million in fees for such services. The administrative services agreements generally have effective terms of one year. No assurances can be given that all or any of these administrative services agreements will continue to be renewed. There is a trend to return certain administrative activities to customers as new technological infrastructure is completed.

 Advisory Agreements

   The Global Capital Management Group provides SC-U.S. Realty with advice with respect to strategy, investments, financing, administrative and other operating matters. Fees for such advice are based upon the value of SC-U.S. Realty's investments. During 1999, such fees totaled $32.5 million. The advisory agreement has a two-year term ending June 2001, which renews automatically for an additional two year term unless the agreement is terminated by SC-U.S. Realty.

   The Global Capital Management Group also provides SC-European Realty with advice with respect to strategy, investments, financing, administrative and other matters. Fees for such services are based upon the value of SC-European Realty's investments. During 1999, such fees totaled $14.6 million. The advisory agreement has a five-year term ending November 2002, which renews automatically for an additional two year term unless the agreement is terminated by SC-European Realty.

Employees

   As of December 31, 1999, Security Capital employed 392 persons at the corporate level, and its affiliated operating companies employed 17,089 persons. None of Security Capital's employees are covered by collective bargaining agreements. Security Capital believes its relations with its employees are good.

Competition

   There are numerous developers, operators, real estate companies and other owners of real estate that compete with Security Capital's operating affiliates in seeking land for development to operate their respective businesses. Security Capital's operating companies compete on a global, regional and national basis with no individual market material to Security Capital as a whole. All of the properties of Security Capital's operating companies are located in developed areas that include various competitors. The number of competitive properties in a particular market could have a material adverse effect on Security Capital's operating companies and on the rents or guest rates charged by them. Security Capital's operating companies may be competing with others that have greater resources and whose officers, directors and trustees have more experience than the officers, directors and trustees of Security Capital's operating companies.

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

   The mutual fund industry is highly competitive. SC-European Real Estate Shares and SC-US Real Estate Shares are in direct competition with other real estate mutual funds sold directly by investment management firms, broker-dealers, as well as other investment alternatives offered by banks and other financial institutions. There are over 60 mutual funds which focus on publicly traded real estate company securities. Many of these mutual funds have longer histories and may have greater access to capital through more established distribution channels. Competition in the sale of mutual funds is affected by a number of factors including industry/sector returns, performance, advertising and sales promotion efforts, the level of fees and distribution channels available.

   The Capital Markets Group competes with other investment banking firms for private placement and financial advisory services to be provided to affiliates of Security Capital. Competition in the investment banking area is affected by a number of factors, including the level of fees, services provided and placement capabilities.

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

   The Capital Markets Group is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), all states, the District of Columbia, and is a member of the National Association of Securities Dealers,

Inc. ("NASD"). All of its activities as a broker-dealer are subject to extensive federal, state and NASD regulation and oversight. Capital Markets Limited is a broker-dealer member firm of the Securities and Futures Authority in the U.K.

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

   As part of their due diligence procedures, the operating companies in which Security Capital has an investment have conducted Phase I environmental assessments on each of their properties prior to their acquisition; however, no assurance can be given that those assessments have revealed all potential environmental liabilities. Security Capital is not aware of any environmental condition on any of the properties of the companies in which it has an investment which is likely to have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future.

Senior Executive Officers of Security Capital

The following are senior executive officers of Security Capital:

   Thomas B. Allin--50--Managing Director of the Capital Division since December 1998, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Mr. Allin currently has operating responsibility for SC-European Realty. From April 1998 to December 1998, Mr. Allin was President and Chief Operating Officer of Strategic Hotel. From April 1996 to December 1997, Mr. Allin was President and Chief Executive Officer of Gordon Biersch, a beer brewery and restaurant business. From 1973 to April 1996, Mr. Allin was with McDonald's Corp., most recently as Senior Vice President and Zone Manager from February 1993 to April 1996. Mr. Allin is a Director of Access, Interparking S.A., Regency and SC-European Realty and is a Trustee of Urban Growth Property.

   C. Ronald Blankenship--50--Director, Vice Chairman and Chief Operating Officer since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital since 1991. Prior to June 1997 he was the Chairman of Archstone. Mr. Blankenship is a Trustee of Archstone and City Center Retail, and a Director of Belmont, Storage USA and CarrAmerica, and Interim Chairman, Chief Executive Officer and a Director of Homestead since May 1999.

   Jeffrey A. Cozad--35--Managing Director and a Director of SC-U.S. Realty since June 1996, where he is responsible for financial and legal operations, capital markets and investor relations. Previously, he was a Senior Vice President of the Capital Markets Group in its New York office, where he was head of capital markets activities and where he provided capital markets services for affiliates of Security Capital from 1991 to 1996. Mr. Cozad has been a Director of Regency since February 1999.

   C. Robert Heaton--54--Managing Director since December 1997, where he oversees human capital for Security Capital and companies in which Security Capital has direct and indirect ownership positions. From March 1996 to December 1997, Mr. Heaton was Senior Vice President of Human Capital for Security Capital. From March 1994 to February 1996, Mr. Heaton was Senior Vice President with Right Management Consultants, Inc., a worldwide career management and human resources consulting firm.

   Thomas N. Kendall--44--Managing Director of SCGroup since December 1999, where he is responsible for Shared Services operations. Mr. Kendall was Senior Vice President and Chief Information Officer for

SCGroup from March 1998 to December 1999. Prior thereto, from May 1994 to March 1998, Mr. Kendall was with Andersen Consulting, where he was Senior Manager from April 1995 to March 1998.

   Jeffrey A. Klopf--51--Senior Vice President and Secretary of Security Capital since January 1996; from January 1988 to December 1995, a partner with Mayer, Brown & Platt, where he practiced corporate and securities law. Mr. Klopf provides legal services to Security Capital and its directly-owned operating companies.

   Anthony R. Manno, Jr--48--Managing Director of the Global Capital Management Group since January 1995, where he is responsible for investment strategy and execution. Mr. Manno was a member of Security Capital's Investment Committee from March 1994 to June 1996. Prior thereto, Mr. Manno was a Managing Director of LaSalle Partners Limited from March 1980 to March 1994.

   Caroline S. McBride--46--Managing Director of the Capital Division since March 1997, where she provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. From June 1996 to July 1997, Mrs. McBride was Managing Director of the Global Capital Management Group. Prior thereto, Mrs. McBride was with IBM from July 1978 to May 1996. Mrs. McBride is a Director of the Real Estate Research Institute, CarrAmerica, Storage USA, Belmont and a Trustee of CWS Communities.

   A. Richard Moore--54--Managing Director of the Capital Division since May 1998, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Mr. Moore has been Interim Chief Financial Officer for Homestead since May 1999. From March 1990 to May 1998, Mr. Moore was a Vice President with Goldman, Sachs & Co., where his most recent position was in the Equity Research Department. Mr. Moore is also a Managing Director of SC-European Realty Management Ltd. and SC (UK) Management Ltd.

   Constance B. Moore--44--Managing Director of the Capital Division since January 1999, where she provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. From July 1998 to December 1998, Ms. Moore was Co-Chairman, Chief Operating Officer and Trustee of Archstone. From January 1996 to July 1998, Ms. Moore was Co-Chairman, Chief Operating Officer and Director of Security Capital Atlantic Incorporated (which merged into Archstone), and from May 1994 to December 1995, she was Managing Director of Archstone. From March 1993 to April 1994, Ms. Moore was Senior Vice President of Security Capital. Ms. Moore is a Trustee of Archstone, City Center Retail and CWS Communities, and a Director of Belmont.

   Jeremy J. Plummer--40--Managing Director of SC-European Realty since October 1997, where he is responsible for strategic investments in real estate companies in Europe. Prior thereto, from October 1993 to October 1997, he was Head of International Real Estate for SPP Investment Management; from 1992 to October 1993, Mr. Plummer was Chief Executive Officer of London & Edinburgh Trust Ventures.

   William D. Sanders--58--Founder, Chairman and Chief Executive Officer of Security Capital. Mr. Sanders currently serves as a Director of CarrAmerica, SC-U.S. Realty, SC-European Realty, Storage USA, and an Advisory Director of Regency. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT").

   Kenneth D. Statz--41--Managing Director of the Global Capital Management Group since December 1997, where he is responsible for the development and implementation of portfolio investment strategy. From July 1996 to December 1997, Mr. Statz was Senior Vice President of the Global Capital Management Group; from May 1995 to June 1996, Vice President of the Global Capital Management Group. Prior thereto, Mr. Statz was a Vice President in the investment research department of Goldman, Sachs & Co. from February 1993 to January 1995, concentrating on research and underwriting for the REIT industry.

   Donald E. Suter--43--Managing Director of Capital Markets Group since July 1997, where he provides capital markets services for affiliates of Security Capital. From May 1996 to June 1997, Mr. Suter was Senior Vice President of Capital Markets Group. From October 1995 to April 1996, Mr. Suter was President and Chief Operating Officer for Cullinan Properties Limited in Peoria, Illinois. From July 1984 to October 1995, Mr. Suter was with LaSalle Partners Limited in Chicago, Illinois, where his last position held was Senior Vice President, Corporate Finance Group. Mr. Suter is a general securities principal registered with the NASD.

   James C. Swaim--47--Senior Vice President of Security Capital since December 1998 and Vice President of Security Capital from December 1997 to December 1998. Mr. Swaim is the principal accounting officer for Security Capital. From July 1996 to December 1997, he was a private business and financial consultant. From December 1984 to March 1996, Mr. Swaim was employed by Farah Incorporated, where his most recent position was Executive Vice President and Chief Financial Officer, and where he was a member of the Board of Directors.

   Paul E. Szurek--39--Managing Director of SCGroup and Chief Financial Officer of Security Capital since July 1997. From January 1996 through June 1997, Mr. Szurek was Managing Director of SC-U.S. Realty and EU Management, where he was responsible for operations, corporate finance and mergers and acquisitions. Mr. Szurek was Senior Vice President of Security Capital from June 1993 to January 1996, and was Vice President of Security Capital from April 1991 to June 1993.

   Robert S. Underhill--44--Managing Director of the Capital Division since August 1997, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Mr. Underhill was Senior Vice President of Security Capital from February 1995 to August 1997 and Senior Vice President of the Global Capital Management Group. Mr. Underhill was a consultant for affiliates of Security Capital from November 1994 to February 1995. Mr. Underhill is a Trustee of Urban Growth Property and Managing Director of City Center Retail.

   Thomas G. Wattles--48--Managing Director of Security Capital since 1991 and a Trustee of ProLogis since 1993. He was a Director of ProLogis' predecessor since its formation in 1991, and was Non-Executive Chairman of ProLogis from March 1997 to May 1998. Mr. Wattles was Co-Chairman and Chief Investment Officer of ProLogis and its former REIT Manager from November 1993 to March 1997, and Director of the former REIT Manager from June 1991 to March 1997. Mr. Wattles is a Trustee of CWS Communities, City Center Retail and Urban Growth Property.

Item 2. Properties

   Security Capital's principal offices are in Santa Fe, New Mexico, and the Company and its affiliates also have domestic offices in Atlanta, Chicago, Denver, El Paso, New York, Santa Fe and international offices in Brussels, London and Luxembourg. The companies in which Security Capital has investments have offices throughout the United States and in Europe. In addition, while Security Capital itself does not own investment real estate, the companies in which Security Capital has investments own an extensive number of properties. These properties are summarized below as of December 31, 1999.

                                                        Approximate Square Footage or
 Company       Location              Type                      Number of Units
 -------       --------              ----               -----------------------------
Archstone  Throughout USA   Multifamily             Operating          227 properties
                            communities                             68,255 units
                                                    Development         23 properties
                                                                     7,830 units
                                                    In planning and     17 properties
                                                     under control   4,471 units

Belmont    South, Mid-west  Senior assisted living  Operating            3 properties
           and West USA     communities                                433 units
                                                    Development          2 properties
                                                                       278 units
                                                    In planning          9 properties

Homestead  Throughout USA   Extended stay           Operating          136 properties
                            lodging                                 18,176 units

ProLogis   Throughout North Distribution facilities Operating        1,575 properties
           America and                                               166.8 million sq. ft.
           Europe                                   Development         83 properties
                                                                      17.9 million sq. ft.

                                                              Approximate Square Footage or
    Company           Location              Type                     Number of Units
    -------           --------              ----              -----------------------------
Access Self-
 Storage          Europe           Self-storage facilities Operating        42 properties
                                                                           1.9 million sq. ft.
                                                           Development      15 properties
                                                                       788,000 sq. ft.
                                                           In planning       8 properties
                                                                       472,000 sq. ft.

Akeler/Bernheim-
 Comofi           Europe           Offices                 Operating        16 properties
                                                                       750,000 sq. ft.
                                                           Development      15 properties
                                                                           4.1 million sq. ft.

City & West End   London           Offices                 Operating         8 properties
                                                                       636,000 sq. ft.
                                                           Development       3 properties
                                                                       142,000 sq. ft.

Interparking
 S.A.             Europe           Parking facilities      Operating       242 properties
                                                                       115,442 spaces

London and Hen-
 ley              London           Apartments              Operating        94 properties
                                                                           732 units
                                                           Development      10 properties
                                                                           224 units
                                                           Planning          1 property
                                                                            77 units

CarrAmerica       Throughout USA   Offices                 Operating       271 properties
                                                                          22.6 million sq. ft.
                                                           Development      22 properties
                                                                           1.5 million sq. ft.

City Center Re-
 tail             Throughout USA   Retail facilities       Operating        21 properties
                                                                           1.1 million sq. ft.
                                                           Development       5 properties
                                                                       987,000 sq. ft.
                                                           In planning       2 properties
                                                                        46,000 sq. ft.

CWS Communities   South and West   Manufactured home       Operating        37 properties
                  USA              communities                          14,097 units
                                                           Development       1 property
                                                                           311 units
                                                           In planning       2 properties
                                                                           479 units

Regency           South and West   Grocery store           Operating       190 properties
                  USA              anchored shopping                      22.1 million sq. ft.
                                   centers                 Development      26 properties
                                                                           2.7 million sq. ft.

Storage USA       Throughout USA   Self-storage facilities Operating       405 properties
                                                                          27.3 million sq. ft.
                                                           Development       4 properties
                                                                       273,000 sq. ft.
                                                           In planning       3 properties
                                                                       269,000 sq. ft.

Urban Growth
 Property         East and Midwest Parking facilities and  Operating        26 properties
                  USA              urban lots                           17,203 spaces
                                                           Development       1 property
                                                                         1,100 spaces
                                                           In planning       2 properties
                                                                         2,000 spaces

   In addition to the above properties owned by Security Capital's investees, Security Capital and its 100% owned subsidiaries lease properties in Chicago, El Paso, Houston, London, Luxembourg, New York and Santa Fe. Security Capital leases its El Paso property from ProLogis under a lease which expires July 31, 2005, and has annual lease payments of approximately $633,000.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Class A Shares are listed on the NYSE under the symbol "SCZ.A" and the Class B Shares are listed on the NYSE under the symbol "SCZ". The table below indicates the range of the high and low sales prices of the Class A Shares and the Class B Shares for the periods listed.

                                                                 High     Low
                                                                ------- -------
      CLASS A SHARES:
        1998:
          First Quarter........................................ $ 1,600 $ 1,472
          Second Quarter....................................... $ 1,570 $ 1,300
          Third Quarter........................................ $ 1,375 $   885
          Fourth Quarter....................................... $   810 $   600
        1999:
          First Quarter........................................ $   733 $   594
          Second Quarter....................................... $   760 $   619
          Third Quarter........................................ $   765 $   690
          Fourth Quarter....................................... $   740 $   600
        2000:
          First Quarter (through March 17)..................... $   675 $   600

      CLASS B SHARES:
        1998:
          First Quarter........................................ $32.500 $29.500
          Second Quarter....................................... $31.625 $25.875
          Third Quarter........................................ $27.250 $17.125
          Fourth Quarter....................................... $18.000 $11.875
        1999:
          First Quarter........................................ $14.938 $11.625
          Second Quarter....................................... $16.031 $12.063
          Third Quarter........................................ $15.375 $13.875
          Fourth Quarter....................................... $14.688 $11.875
        2000:
          First Quarter (through March 17)..................... $13.750 $12.000

   At March 17, 2000, there were approximately 675 holders of record of the Class A Shares and 121 holders of record of the Class B Shares.

   Holders of Class A Shares are entitled to receive ratably such dividends as may be authorized by the Board of Directors of Security Capital (the "Board") out of funds legally available therefor. Holders of Class B Shares are entitled to dividends equal to one-fiftieth ( 1/50th) of the amount per share declared by the Board for each Class A Share. Class B Share dividends will be paid in the same form and at the same time as Class A Share dividends, except that, in the event of a stock split or stock dividend, holders of Class A Shares will receive Class A Shares and holders of Class B Shares will receive Class B Shares, unless otherwise specifically designated by resolution of the Board.

   Security Capital has not paid any dividends on its Class A Shares (since
1994) or Class B Shares. Any payment of dividends will depend upon the results of operations, capital requirements and financial condition of Security Capital and such other factors as the Board deems relevant. The Board intends to follow a policy of retaining earnings to finance Security Capital's growth and for general corporate purposes and, therefore, Security Capital has no present intention to pay any dividends or make any distributions on Class A Shares or Class B Shares in the future.

   Security Capital's line of credit covenants restrict dividends, such that during a non-monetary default, no payment, other than dividends paid on Security Capital's Series B Preferred Shares, are permitted. Distributions and dividends paid, other than those on Security Capital's Series B Preferred Shares, cannot exceed 50% of the cash flow available for distributions, provided no event of default has occurred and is continuing. In the event of a monetary default, all distributions are prohibited.

   Security Capital's 6.50% Convertible Subordinated Debentures due 2016 provide that no dividends shall be permitted if a default exists, if immediately before and immediately after giving effect to a dividend payment, Security Capital's consolidated equity, determined in accordance with generally accepted accounting principles ("GAAP"), does not exceed $300 million or if the ratio of indebtedness, as defined, to consolidated shareholders' equity is not less than the ratio of 5 to 1.

Item 6. Selected Financial Data

   The following table sets forth selected financial information of Security Capital for 1999, 1998, 1997, 1996 and 1995 (dollars in thousands, except per share data). The Company's consolidated financial information included below has been derived from the Company's consolidated financial statements. Arthur Andersen LLP's report on the consolidated financial statements for the years ended December 31, 1999 and 1998 is included in this report on page 39. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the consolidated financial statements and notes thereto included in this report.

                                         Years Ended December 31,
                              -------------------------------------------------
                                1999      1998(1)   1997(2)    1996     1995
                              ---------  ---------  -------- -------- ---------
Operating Data:
Equity in earnings (loss) of
 investees..................  $  78,899  $ (71,950) $170,576 $168,473 $  45,685
Property revenues...........    226,730    144,374    58,397  145,907   103,634
Financial Services Division
 revenues...................     88,045     93,850   105,941   77,512    49,404
Total revenues..............    409,945    165,477   367,704  398,122   200,534
Property expenses...........    101,795     63,339    25,089   58,259    40,534
Financial Services Division
 expenses...................     87,026     76,093    87,190   79,296    56,317
General, administrative and
 other expenses.............     56,349     62,774    54,940   32,617    20,197
Costs incurred in acquiring
 Financial Services
 Division...................        --         --        --       --    158,444
Gain on sale of management
 companies..................        --         --     93,395      --        --
Interest expense:
 Security Capital:
   Convertible
    debentures/notes(3).....     20,535     21,016    94,749   93,912    78,785
   Long-term debt...........     52,979     19,844       --       --        --
   Line of credit...........      8,817     18,360     7,631    6,256     5,977
 Majority-owned
  subsidiaries:(4)..........     51,123     22,983     2,054   17,056    19,042
                              ---------  ---------  -------- -------- ---------
     Total interest expense.    133,454     82,203   104,434  117,224   103,804
                              ---------  ---------  -------- -------- ---------
Net earnings (loss)
 attributable to Class B
 Shares.....................  $(116,996) $(157,104) $106,154 $ 32,067 $(201,634)

                                        Years Ended December 31,
                          -------------------------------------------------------
                             1999      1998(1)     1997(2)      1996      1995
                          ----------  ----------  ---------- ---------- ---------
Per Share Data:
Series A Preferred Share
 cash dividends(5)......  $      --   $    27.50  $    75.00 $    56.25       --
Series B Preferred Share
 cash dividends(5)......  $    70.00  $    44.33         --         --        --
Net earnings (loss) per
 Class B Share:
 Basic..................  $    (0.98) $    (1.29) $     1.39 $     0.61 $   (4.50)
 Diluted................  $    (0.98) $    (1.29) $     1.28 $     0.57 $   (4.50)
Weighted average Class B
 Shares outstanding:
 Basic..................     119,255     121,325      76,577     52,950    44,834
 Diluted................     119,255     121,325      93,054     56,686    44,834
                                           As of December 31,
                          -------------------------------------------------------
                             1999      1998(1)     1997(2)      1996      1995
                          ----------  ----------  ---------- ---------- ---------
Balance Sheet Data:
Investments, at equity..  $2,659,398  $3,071,772  $2,658,748 $1,438,937 $ 930,043
Real estate, net of
 accumulated
 depreciation...........   1,073,474   1,164,869     716,882  1,365,373   865,367
Total assets............   3,957,151   4,510,357   3,614,239  2,929,284 1,855,056
Long-term debt:
 Security Capital(3)....     978,557     937,010     323,024    940,197   718,611
 Majority-owned
  subsidiaries(4).......     378,210     343,362     301,606    257,099   118,524
Minority interests......      94,723     132,718     107,135    394,537   159,339
Total shareholders'
 equity.................  $2,180,787  $2,422,979  $2,548,873 $  918,702 $ 528,539

--------
(1) In the fourth quarter of 1999, changed business activities required SC-European Realty to change its basis of accounting from fair value accounting to historical cost accounting. The 1998 financial statements have been restated as if this change had been made retroactive to SC-European Realty's inception in 1998 (see note 1 to the consolidated financial statements).
(2) Prior to 1997, Security Capital consolidated the accounts of Security Capital Atlantic Incorporated ("Atlantic"). During 1997, Security Capital's ownership of Atlantic decreased to less than 50%. Accordingly, Atlantic was not consolidated effective January 1, 1997.
(3) On September 29, 1997 Security Capital called for redemption its convertible debentures due 2014. Substantially all the holders of these debentures elected to convert their debentures into Class A Shares.
(4) Security Capital does not guarantee the debt of any of its consolidated or unconsolidated operating companies.
(5) 257,642 Series B Preferred Shares were issued on May 12, 1998, in exchange for the 139,000 Series A Preferred Shares and 3,293,288 Class B Shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

   The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

   The important factors that could cause Security Capital's actual results to differ materially from those expressed in the forward-looking statements include, among others,

  . changes in general economic conditions,

  . changes in capital availability and interest rates,

  . increased or unexpected competition,

  . changes in capital markets generally or the market for real estate securities, and

  . changes in tax laws.

   For more detail, see "Risk Factors" at the end of Item 7.

Overview

   The results of operations for each of Security Capital's reportable segments, the Capital Division and the Financial Services Division, are discussed below. These two sections are followed by a discussion of Security Capital's Liquidity and Capital Resources. All three of these sections should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

Results of Operations

Capital Division

   Earnings from the Capital Division are generated by its strategic investments. The majority of these investments are not consolidated and the Capital Division reports its share of their respective earnings. The consolidated investments include Homestead (which is the largest consolidated investment), Belmont, SC-European Real Estate Shares, and SC-U.S. Real Estate Shares. Cash flow for the Capital Division is generated through receipt of dividends and interest payments. (See note 2 to the consolidated financial statements for detail of dividends received.)

   Results for 1999 were significantly impacted by changes in the equity in earnings from strategic investees, the sale of Security Capital's position in Strategic Hotel and an additional investment in Homestead.

   Equity in Earnings of Unconsolidated Investees

   The equity in earnings of the Capital Division's unconsolidated investees includes changes in unrealized gains or losses for SC-U.S. Realty and SC-Preferred Growth. These changes are generated as a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings due to SC-U.S. Realty's and SC-Preferred Growth's use of fair value accounting. Fluctuations in market prices do not have an impact on cash flow, but the general decline in real estate equity security prices in 1999 and 1998 had a materially adverse impact on Security Capital's equity in earnings of SC-U.S. Realty.

   Presented below is Security Capital's equity in earnings (loss) for the years ended December 31, 1999, 1998, and 1997 (dollar amounts in millions) and Security Capital's common share ownership interest in unconsolidated affiliates as of December 31, 1999, 1998 and 1997. Explanations of earnings changes at the investee level, which materially impacted Security Capital's equity in earnings, follow the table.

                                       Equity in Earnings      % Ownership as
                                        (Loss) Year Ended       of December
                                          December 31,              31,
                                      -----------------------  ----------------
                                       1999    1998     1997   1999  1998  1997
                                      ------  -------  ------  ----  ----  ----
   Archstone......................... $ 79.7  $  75.1  $ 45.6  39.2% 38.1% 33.1%
   ProLogis..........................   41.1     25.5     2.1  30.8% 40.4% 42.5%
   SC-European Realty................   (2.7)    (3.5)    --   34.6% 34.6%  --
   SC-Preferred Growth...............    2.9     (3.8)    6.2   9.3%  9.8% 12.9%
   SC-U.S. Realty....................  (46.8)  (163.8)  120.1  39.6% 35.0% 32.9%
   Strategic Hotel:
     Earnings........................    4.7     (1.5)   (3.4)  --   30.4% 39.5%
     Interest income.................    6.5     11.1     1.3
                                      ------  -------  ------
                                      $ 85.4  $ (60.9) $171.9
                                      ======  =======  ======

  Archstone

   Atlantic was merged into Archstone in July 1998. For purposes of this table, the results of Archstone and Atlantic are combined for the years ended December 31, 1998 and 1997. Archstone's increase in earnings for 1999 compared to 1998 was due primarily to an increase in rental rates and improvement in operating margins. The earnings increase in 1998 compared to 1997 was primarily due to a one time, non-cash expense of $71.7 million in 1997 related to Archstone's acquisition of its REIT and property management companies from Security Capital. An increase in gains on dispositions of real estate, and increases in properties owned and average rents also contributed to the overall earnings increase in 1998.

  ProLogis

   In March 1999, ProLogis merged with Meridian Industrial Trust. The shares issued by ProLogis to complete the merger reduced Security Capital's ownership position from 40.4% at year-end 1998 to 30.8% at year-end 1999. Security Capital continues to be ProLogis' largest shareholder.

   ProLogis' increase in earnings for 1999 over 1998 was primarily due to an increase in income generated by ProLogis' unconsolidated subsidiaries (which provide temperature-controlled storage and build-to-suit services) and a 27.9% increase in the square footage of distribution facilities owned. The increase in earnings for 1998 compared to 1997 was due primarily to a one-time non-cash expense of $75.4 million related to ProLogis' acquisition of its REIT and property management companies from Security Capital. Properties owned and average rents also increased from 1997 to 1998.

  SC-European Realty

   SC-European Realty commenced operations in April 1998. Therefore, the primary reason for its improved results in 1999 compared to 1998 was a full year of operations in 1999. Security Capital's weighted average investment increased to $392.5 million in 1999 from $156.3 million in 1998. SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets. It is expected that earnings for SC-European Realty will increase as additional properties reach stabilization. However, there is no assurance that this will occur and failure to do so would impair the ability of SC-European Realty to grow both its portfolio and its earnings.

  SC-Preferred Growth

   SC-Preferred Growth's change in earnings for the years ended 1999, 1998 and 1997 was due primarily to changes in unrealized gains or losses on investments and increases in SC-Preferred Growth's weighted average net assets at fair value. SC-Preferred Growth's weighted average net assets at fair value were $822.7 million in 1999, $633.3 million in 1998 and $81.5 million in 1997. The market value of SC-Preferred Growth's investments declined by $7.1 million in 1999 compared to a $66.6 million decline in value for 1998 and a $49.9 million increase in 1997. The overall improvement for 1999 was partially offset by a realized loss of $16.3 million on the disposition of an investment.

  SC-U.S. Realty

   SC-U.S. Realty experienced losses for the years ended 1999 and 1998 compared to earnings for 1997. The 1999 and 1998 losses resulted primarily from the overall decrease in market prices for the shares in its underlying investments. The portfolio of strategic long-term investments experienced a $183.8 million market value decline in 1999, a $472.8 million market value decline in 1998 and a $241.4 million market value increase in 1997. SC-U.S. Realty realized a $65.6 million loss on the sale of its special opportunity investment portfolio in 1999 (see Part I "Business--Significant Developments During 1999", for further details) and experienced a $169.6 million market value decline in 1998 and a $23.6 million market value increase in 1997. Net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) was

$71.0 million, $77.9 million and $60.3 million for the years ended 1999, 1998, and 1997 respectively. The decline in net investment income during 1999 compared to 1998 is primarily related to decreased dividend income from the special opportunity investment portfolio due to the sale of this portfolio throughout 1999.

   During 1999, Security Capital's ownership position in SC-U.S. Realty increased from 35.0% to 39.6% as SC-U.S. Realty repurchased approximately 11.4% of its outstanding shares. Security Capital made an additional investment in SC-U.S. Realty of $1.7 million in 1999.

  Strategic Hotel

   In September 1999, Security Capital sold its entire ownership in Strategic Hotel for net proceeds of approximately $329 million. This sale generated a loss of $55.2 million and a capital loss tax benefit of $19.3 million, of which $8.0 million was used in 1999 (see income tax discussion). The sale proceeds were used to reduce Security Capital's line of credit balance and to fund share and debenture repurchases. As a result of the sale, equity in earnings from Strategic Hotel were not recorded after the second quarter of 1999.

 Consolidated Investments

  Homestead

   Early in 1999, Homestead's management determined that financing for previously planned development activity was not available. Furthermore, initial 1999 operating results were below management's expectations due to lower-than-forecasted occupancy levels. Security Capital's Vice-Chairman, C. Ronald Blankenship, became interim Chairman and Chief Executive Officer of Homestead, and James C. Potts was elevated to Chief Operating Officer. Together, they established three primary objectives: reduction of debt (through land sales), reduction in operating costs, and improved property level operating margins.

   A special charge of $65.3 million was recorded in the second quarter of 1999 for write-downs of land held for sale, write-offs of costs of pursuing other land parcels and the costs of severance of personnel. (See note 13 to the consolidated financial statements for details of the special charge.) Additionally, Homestead completed a rights offering of common shares (for net proceeds of $221.7 million) of which Security Capital acquired 95%.

   Consistent with the three primary objectives, Homestead made a decision to curtail the development activity that was in planning stages at the time of its change in management. As of December 31, 1999, Homestead had sold $72.6 million of the original $95.5 million of land held for sale. Total debt decreased from $700.4 million at December 31, 1998 to $487.6 million at December 31, 1999, and annualized overhead costs decreased from $48.6 million at the end of the first quarter of 1999 to $25.0 million in the first quarter of 2000.

   The following table sets forth the results of Homestead's operations by quarter in 1999 and in total for 1997 and 1998. It should be noted that Homestead's business is seasonal and lower occupancy and revenues for the fourth quarter are typical.

                                          Homestead Total Portfolio
                                    -------------------------------------------
                                    1Q99  2Q99  3Q99  4Q99  1999*  1998*  1997*
                                    ----  ----  ----  ----  -----  -----  -----
Operating Properties...............  125   129   136   136   136    120     71
Average Occupancy.................. 62.8% 70.9% 75.2% 71.4% 70.2%  70.4%  74.7%
Average Weekly Rate................ $352  $352  $347  $345  $349   $301   $253
Weekly RevPAR...................... $221  $250  $261  $246  $245   $212   $189
Property Operating Margin**........ 54.2% 54.1% 60.1% 56.3% 56.3%  59.2%  59.2%

--------
*All amounts are annual averages except "Operating Properties," which are as of year-end.
**Management targets an operating margin of 55% to 57%, but there are no assurances that such margins will be achieved.

   Overall property level results for Homestead are summarized below for the years ended 1999, 1998 and 1997 (in millions):

                                                              1999   1998  1997
                                                             ------ ------ -----
      Total Room Revenue.................................... $223.5 $144.4 $58.4
      Total Room Expense.................................... $ 98.0 $ 63.3 $25.1
                                                             ------ ------ -----
      Net operating income.................................. $125.5 $ 81.1 $33.3
                                                             ====== ====== =====

   The increase in net operating income from 1998 to 1999 was due to an increase in the number of operating facilities as well as the restructuring of operations discussed above. The increase in net operating income from 1997 to 1998 was due primarily to an increase in the number of operating facilities. The annual increase in properties from 1997 to 1998, and again from 1998 to 1999, was the primary reason for Security Capital's consolidated increase in depreciation from $15.3 million in 1997 to $37.4 million in 1998 and $44.9 million in 1999.

  Belmont

   The first Belmont community in Houston opened in 1998. Subsequent openings included Nashville and Louisville in 1999 and Memphis in January 2000. Construction is underway on four additional sites. All of Belmont's activities currently involve developmental activities and ownership of properties that are pre-stabilized.

  Realized and Unrealized Gains and Losses

   Realized capital gains increased by $14.0 million from 1998 to 1999. This increase was due primarily to a gain on the sale of securities held by SC-US Real Estate Shares. These sales also contributed to $57.9 million in lower investments in publicly traded securities held as of December 31, 1999, compared to December 31, 1998.

   The change in unrealized gains or losses is a direct result of changing real estate security prices. Such change was a decrease of $1.1 million in 1999, a decrease of $13.8 million in 1998 and an increase of $12.4 million in 1997.

  Interest Expense

   Consolidated interest expense was $133.5 million in 1999, $82.2 million in 1998 and $104.4 million in 1997. The increase from 1998 to 1999 was due to an increase in average long-term debt outstanding from $273.4 million in 1998 to $696.5 million in 1999 and higher interest expense at Homestead as no interest was capitalized after the curtailment of development activity during the second quarter of 1999. The decrease in 1998 from 1997 was due primarily to the conversion of $715.8 million principal amount of 12% convertible subordinated debentures due 2014 to Class A Shares during the fourth quarter of 1997.

  Preferred Share Dividends

   Preferred share dividends for 1999, 1998, and 1997 were $18.0 million, $35.1 million and $10.4 million, respectively. The decrease in 1999 and increase in 1998 was due to a $19.8 million non-cash dividend incurred in 1998 in conjunction with the exchange of Series A Preferred Shares and certain Class B Shares for Series B Preferred Shares. See note 6 to the consolidated financial statements for further discussion.

  EBDADT

   Earnings before depreciation, amortization and deferred taxes, or "EBDADT," is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of the real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments (as described in note 4 to the consolidated financial statements), the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

   Capital Division EBDADT reflects equity in EBDADT before extraordinary items from investees, less allocated general and administrative expenses, interest expense, taxes and depreciation.

   EBDADT results before special items for the Capital Division are presented in the following chart:

                     CAPITAL DIVISION EBDADT (in millions)

       [LINE CHART]
1999       1998       1997
----------------------------
$222.7     $194.7     $145.0

   Favorable EBDADT performance (before special items) of the Capital Division for 1999 compared to 1998 (before special items) is primarily attributed to improved operating performance by substantially all investees as described above. SC-U.S. Realty's equity in EBDADT increased by 23.8% in 1999 primarily due to increased operating performance of its investees and increased by 53.2% in 1998 primarily due to additional capital deployed by SC-U.S. Realty into its investees, as well as improved operating performance of its investees. Equity in EBDADT for SC-U.S. Realty differs from GAAP equity in earnings because GAAP equity in earnings reflects changes in fair value of investments, whereas EBDADT does not (SC-U.S. Realty's EBDADT instead reflects the EBDADT performance of its investees). Increases in EBDADT were partially offset by severance and other costs that will result in future savings and an increase in interest expense.

   Annualized overhead for the Capital Division decreased from $36.4 million at year-end 1998 to $17.0 million at year-end 1999.

   Due to changes in strategic focus (see Part 1, "Business") and related re-allocations of capital, the Capital Division also incurred the following special items for the years ended 1999, 1998 and 1997. Management does not believe these items relate to continuing operating performance (amounts in millions):

                                                            1999    1998   1997
                                                           -------  -----  -----
   . Homestead's special charges related to land write-
     downs, employee severance and other expenses related
     to curtailing its development program...............  $ (45.6) $(4.7) $ --
   . Security Capital's special charge related to
     overhead reductions                                       --    (3.7)   --
   . Loss on sale of Strategic Hotel.....................    (55.3)   --     --
   . Realized gains (losses) on intermediate--term
     investments.........................................    (25.8)  (0.4)  21.7
   . Extraordinary gain on retirement of debt............     10.9    --     --
                                                           -------  -----  -----
                                                           $(115.8) $(8.8) $21.7
                                                           =======  =====  =====

   Capital Division EBDADT for 1999, 1998 and 1997, inclusive of the special items, was $106.9 million, $185.9 million and $166.7 million, respectively.

   Improvements in EBDADT from 1997 to 1998 were due primarily to increased equity in EBDADT resulting from increased investments by the Capital Division and improved operating performance by investees. See note 4 to the consolidated financial statements for further discussion of EBDADT.

 Financial Services Division

   The primary components of the Financial Services Division are the Capital Markets Group and the Global Capital Management Group. These two groups are the Financial Services Division's primary earnings generators. In addition, the Corporate Services Group and the Real Estate Research Group enable Security Capital and its affiliates to consolidate certain activities for economies of scale. All fees paid by affiliates to the Financial Services Division are included for EBDADT purposes. Revenues for the Financial Services Division are presented in the following table for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                               Revenues
                                                          ---------------------
                                                           1999   1998    1997
                                                          ------  -----  ------
      Capital Markets Group.............................. $ 23.1  $31.1  $ 13.4
      Global Capital Management Group....................   57.3   49.2    26.2
      Corporate Services Group...........................   17.7   17.6     5.3
      Real Estate Research Group.........................    1.1    1.5     0.8
      REIT and property management fees..................    --     --     63.2
                                                          ------  -----  ------
        Sub-total........................................   99.2   99.4   108.9
      Less amounts eliminated in consolidation...........  (11.2)  (5.5)   (3.0)
                                                          ------  -----  ------
      Total.............................................. $ 88.0  $93.9  $105.9
                                                          ======  =====  ======

   The decline in real estate security prices in 1998 and 1999 has made it more difficult to attract assets to Security Capital's mutual funds and investees, and to execute capital markets transactions, which has, in turn, impacted revenues for the Global Capital Management Group and the Capital Markets Group. Additionally, the decline in real estate securities prices in 1998 and 1999 reduced the value of assets under management in some of Security Capital's managed entities, thereby decreasing fee income to the Global Capital Management Group for managing such entities. Any reduced growth could be partially offset, over the long-term, by increases in other Financial Services Division revenues as Security Capital continues to expand in this area, although no assurance of this growth can be given.

   In spite of these negative market conditions and a general decline in real estate security prices, the Global Capital Management Group experienced an overall increase in assets under management from 1998 to 1999 due to an increase in third-party assets to be managed, thereby leading to an increase in fee revenue. Assets under management for the Global Capital Management Group as of December 31, 1999, 1998 and 1997, are presented in the following table (in millions):

                                                             1999   1998   1997
                                                            ------ ------ ------
      SC-European Realty................................... $1,203 $1,156 $  --
      SC-Preferred Growth..................................    861    800    461
      SC-U.S. Realty.......................................  2,513  2,847  2,930
      Mutual Funds.........................................     61    111    133
      Other................................................    413     79    --
                                                            ------ ------ ------
                                                            $5,051 $4,993 $3,524
                                                            ====== ====== ======

   Costs relating to personnel and overhead reductions also affected the 1999 operating results of the Financial Services Division. Annualized overhead for the Financial Services Division was reduced from $77.2 million at year-end 1998 to $67.7 million at year-end 1999. Security Capital expects overhead to be significantly lower in 2000 than in 1999.

   Revenues and expenses for the Financial Services Division for 1998 compared to 1997 decreased primarily as a result of Archstone and ProLogis becoming internally managed by acquiring the Financial Services Division subsidiaries of Security Capital which had previously managed these companies. The impact on revenues of this sale was partially offset by a growth in assets under management, an increase in capital markets fees, and increased revenue for corporate and real estate research services. In 1998, the Financial Services Division incurred a $3.7 million fourth quarter special charge for overhead and other cost reductions due to a change in strategy related to the retail distribution of real estate mutual funds and a reduction of personnel and associated costs.

 EBDADT

   Financial Services Division EBDADT reflects allocations of Security Capital's G&A, taxes and depreciation. EBDADT results for the years ended December 31, 1999, 1998, and 1997 were as follows (in millions):

                                                            1999   1998   1997
                                                           ------  -----  -----
      Capital Markets Group............................... $ 10.1  $23.5  $ 9.9
      Global Capital Management Group.....................   21.7   16.5   15.7
      Corporate Services Group............................  (11.3)  (7.0)  (6.6)
      Real Estate Research Group..........................   (3.7)  (3.7)  (1.1)
      Income tax expense..................................   (1.3)  (1.7)  (0.6)
                                                           ------  -----  -----
        EBDADT before special items....................... $ 15.5  $27.6  $17.3
                                                           ======  =====  =====

   The 1997 EBDADT information reflects pro forma data, assuming the September 9, 1997, exchange of Security Capital's REIT management and property management companies for common shares of ProLogis and Archstone occurred as of the beginning of 1997 and excluding interest expense on the 12% convertible subordinated debentures due 2014, as they were converted to Class A Shares prior to December 31, 1997.

   EBDADT results for all years can be attributed to the same factors that impacted Financial Services Division revenues and expenses, as discussed above.

 Other Items

   The following items are not specific to either the Capital Division or Financial Services Division, but had an impact on operations as a whole.

 General, administrative and other expenses

   General, administrative and other expenses for 1999, 1998 and 1997 were $56.3 million, $62.8 million and $54.9 million, respectively. The decrease from 1998 to 1999 resulted primarily from personnel reductions and other cost controls by Security Capital and Homestead. The increase from 1997 to 1998 was from additional personnel and related costs and Homestead's special charge related to a reduction in development activity. Security Capital's share of Homestead's fourth quarter special charge for 1998 was $4.7 million, which is reflected in Capital Division EBDADT above.

 Provision for Income Taxes

   The effective income tax benefit was 13% of loss from operations for 1999, which is less than the U.S. statutory tax rate of 35%. The tax benefit was lower than the statutory rate because 1999 losses at consolidated subsidiaries (which were not consolidated for tax purposes) can only be recognized when the subsidiary is sold or through taxable income generated by the subsidiary and capital losses generated from the 1999 sale of Strategic Hotel can only be used to offset future capital gains. In addition, income from foreign subsidiaries is taxed at a rate lower than the U.S. statutory tax rate. The effective tax rate in 1998 was 32% of the operating loss, which approximates the statutory tax rate. While the 1997 effective tax rate approximates the statutory rate, the provision was increased due to the non-deductibility of certain warrant issuances offset by the utilization of prior years' net operating losses.

   Security Capital's tax basis in its strategic investees at December 31, 1999, was as follows (in thousands):

      Archstone........................................................ $750,764
      ProLogis.........................................................  638,982
      SC-European Realty...............................................  440,537
      SC-U.S. Realty...................................................  733,645

 Gain on Sale of REIT and Property Managers

   Prior to September 1997, Security Capital managed the operations and provided property management services to various REITs (Archstone, Atlantic and ProLogis) in which Security Capital was a significant owner. Effective September 9, 1997, Security Capital exchanged the subsidiaries that provided the management services for additional common shares of Archstone (3,295,533 shares), Atlantic (2,306,591 shares) and ProLogis (3,692,024 shares) and recorded a gain of $93.4 million.

 Extraordinary items

   In 1999 there were extraordinary gains on early extinguishments of debt, net of minority interest, totaling $16.0 million. The first, amounting to $10.9 million, related to the repurchase of $37.8 million principal amount of 6.5% Convertible Subordinated Debentures due 2016 by Security Capital. The second, amounting to $5.8 million, related to full settlement of a finders' fee liability by Homestead. The $17.7 million extraordinary loss in 1998 on the early extinguishment of debt, net of minority interest, relates to a mortgage loan purchase agreement entered into by Homestead with Atlantic and Merrill Lynch Mortgage Capital Inc. See note 5 to the consolidated financial statements for further discussion of these items.

Liquidity and Capital Resources

 Investment Activity

   Security Capital's investment activity primarily consists of allocation (redemptions) of its capital to its various affiliates. The following table summarizes Security Capital's capital allocations to and redemptions of its primary investments for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                         1999     1998    1997
                                                        -------  ------  ------
      ProLogis......................................... $   --   $  --   $ 75.0
      SC-European Realty...............................    64.8   375.3     --
      SC-Preferred Growth..............................     --     25.0    54.9
      SC-U.S. Realty...................................     1.7    45.7   273.0
      Strategic Hotel..................................  (329.5)  175.0   200.0
      Publicly traded real estate securities...........   (55.9)   (0.2)  106.2
      Homestead warrants...............................     --      --     26.7
      Real estate investments:
        Homestead......................................    93.7   461.8   395.9
        Belmont........................................    43.4    25.6     --
      Homestead proceeds from sale of land.............   (73.0)    --      --

   In 1999, Security Capital also invested $213.8 million in Homestead Village common stock, which is not reflected in the financial statements due to its elimination in consolidation. Real estate investments reflect development activity at Homestead and Belmont.

 Financing Activity

   Security Capital reduced its total debt from $1.8 billion at year-end 1998 to $1.6 billion at year-end 1999. This decrease was primarily the result of a reduction in line of credit balances by $304.1 million. In addition, the following financing transactions occurred in 1999:

 Security Capital:

  . Issuance of $85.3 million of senior unsecured notes

  . Repurchase of $37.8 million principal amount of 6.5% Convertible
    Subordinated Debentures due 2016 for $27.4 million

  . Repurchase of $119.8 million of Security Capital common stock discussed below

 Homestead:

  . Sale and lease-back of properties which generated $127.4 million of proceeds

  . Repayment of $122 million of mortgage notes

   At year-end 1999, Homestead had an outstanding balance of $125.4 million on its lines of credit compared to $357.1 million at year-end 1998. Homestead's lines of credit reductions were primarily accomplished with $73.0 million in proceeds from land sales and $221.7 million in proceeds from a rights offering of common stock.

   Subsequent to year end 1999 Homestead has made payments totaling $31.5 million on the bank line of credit reducing its line of credit debt to $93.9 million. On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

   Total debt at year-end 1998 was $1.8 billion compared to $797.4 million at year-end 1997. This net increase was primarily a result of the following financing transactions:

  . Increases in borrowings under the lines of credit of $347.7 million

  . The issuance of $614.2 million of senior unsecured notes; and

  . Proceeds from the sale of common stock by Homestead to minority interest holders of $30.9 million, offset by Homestead's payment to extinguish debt of $25.3 million.

   Excluding Homestead and Belmont, Security Capital's 1999 year-end debt-to-total-capitalization ratio was 49%. The average maturity of Security Capital's $1 billion of fixed rate indebtedness (excluding Homestead and Belmont) is
13.2 years, at an average fixed rate of 7.2%. The maximum maturity in any year is $285 million in 2005.

 Cash from Operations

   Due to higher average debt outstanding and higher average interest rates, consolidated interest expense increased from $82.2 million in 1998 to $133.5 million in 1999 as discussed previously. This increase in interest expense was partially offset by an increase in dividends received from Archstone and ProLogis from 1998 to 1999. The net increase, along with reduced capital markets fees, was the primary cause for the decrease in consolidated cash from operations from $140.7 million in 1998 to $103.1 million in 1999. The debt reductions and overhead reductions described above are expected to result in higher cash from operations in 2000.

   Cash provided by operating activities increased by $113.5 million in 1998 compared to 1997. This increase is primarily due to a $34.7 million increase in distributions from unconsolidated investees and a $78.8 million increase in net non-cash items. The non-cash items are related to the equity in earnings of unconsolidated investees, provision for deferred taxes, the change in unrealized gain or loss on investments, depreciation and amortization and the gain on sale of management companies in the third quarter of 1997.

 Stock and Debenture Repurchase Programs

   In 1999, Security Capital used a portion of the proceeds from the sale of Strategic Hotel and internal cash flow to repurchase its common stock. As of March 1, 2000, Security Capital had repurchased 12,603,997 shares of Class B common stock equivalents for a purchase price of $163.7 million (comprised of 86,113 Class A Shares and 8,298,347 Class B Shares). As of March 1, 2000, Security Capital also repurchased $37.8 million principal amount of 6.5% Convertible Subordinated Debentures due 2016 in 1999 for $27.4 million. Security Capital's board has authorized a total amount of $200 million for the common share repurchase program and $60 million for the debenture repurchase program.

 Derivative Financial Instruments

   As of year-end 1999 and 1998, Security Capital had no derivative financial instruments.

 Future Capital Commitments and Liquidity

   Security Capital and its subsidiaries have a remaining funding commitment of $77.7 million to SC-European Realty, as of December 31, 1999. In addition, as of December 31, 1999, Security Capital has committed to invest an additional $31.9 million in Belmont.

   On March 23, 2000, Security Capital announced a proposal to acquire all of the outstanding shares of Homestead common stock it does not already own for $3.40 per share in cash. The aggregate value of the transaction would be approximately $53.0 million, funds would be provided under Security Capital's revolving line of credit. The Homestead Board is expected to form a special committee consisting of independent members of the Homestead Board to consider Security Capital's proposal. Security Capital may amend or withdraw the proposal at any time in its sole discretion and, therefore, there are no assurances that the transaction will be consummated.

   Security Capital expects that cash flows from operations and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments. In the longer term, Security Capital intends to finance its business activities through the selective sale of assets, internally generated cash flow, its line of credit, and future issuance of equity and debt securities. The business activities to be financed may include investments in new business initiatives, additional investments in certain existing affiliates and additional potential repurchases of Security Capital securities.

   Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its future business needs. However, due to the risks of operation of lodging properties, including competitive pressures, rates, occupancies, and costs of operation, there can be no assurance of adequate future cash flow generation. In addition, Homestead may generate cash flow from the sale of its remaining land sites, but no assurance can be given that such sales will occur or provide significant net proceeds.

 Year 2000 Information Technology Issues

   The Year 2000 issue arose as many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore, did not properly recognize a year that began with "20" instead of the familiar "19". Security Capital adopted a Year 2000 compliance program to minimize or prevent the number and seriousness of any disruptions that could have occurred as a result of the Year 2000 issue.

   Third party costs to address the Year 2000 issue were less than $100,000 and internal costs incurred for Year 2000 compliance issues were also less than $100,000. Security Capital does not anticipate any additional costs related to Year 2000.

   No significant Year 2000 related problems or failures were experienced by Security Capital prior to or after January 1, 2000 and no significant Year 2000 problems or failures are anticipated.

Risk Factors

   The following matters may affect Security Capital's future financial performance.

 Reliance on Dividends and Earnings of Investees

   Most of Security Capital's cash flow and earnings comes from real estate operating companies in which it owns shares. Security Capital is dependent on dividends and fees it receives from these companies to meet its operating expense needs and to pay principal and interest on its debt. Although Security Capital has influence over these real estate operating companies because of its significant ownership interest and contractual rights, it has a non-majority ownership interest and fewer than a majority of the board seats in most of these companies and does not have unilateral control. Security Capital could be adversely affected by decisions or actions of investee management.

 Conflicts of Interest

   Transactions with affiliates have occurred and may occur in the future. Several of Security Capital's directors or senior officers are directors or trustees of its affiliates, or own shares of its affiliates. Those persons may have conflicts of interest in affiliate transactions. Where Security Capital engages in these types of transactions it has or will obtain disinterested director approval or shareholder approval, when necessary, for transactions in which directors may have a conflict of interest. Neither Security Capital's charter nor its bylaws contain any restrictions on interested party transactions.

 Real Estate Risks

   Risks which are unique to the real estate business, which could materially impact Security Capital, are:

  . Changes in specific economic conditions or commercial patterns that reduce demand for real estate (for example, a recession or change in technology that reduces demand for real estate facilities or which results in bankruptcy of tenants).

  . Changes in tax laws or market conditions that make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values. Selling real estate assets typically takes longer than selling other types of assets, so it is more difficult to anticipate unfavorable changes by selling the affected assets before the change.

  . Changes in tax laws or capital markets, which result in excess capital flowing into new real estate development and excess real estate supply.

  . When equity and/or debt capital is unavailable or expensive for real estate companies (as has been the case since mid-1998), Security Capital is adversely affected, primarily because fee-earning capital markets transaction volume suffers, the value of assets under management, on which fees are based, is lower, and the ability to pursue attractive investment opportunities, including new start-up companies, is limited (and investees in the start-up phase may need to reduce activities and incur related charges).

 Charges Resulting from Changes in Business Strategy or Restructuring

   During 1999, Security Capital incurred two significant charges to earnings from the sale of its interest in Strategic Hotel and a termination of Homestead's development program. Any changes in strategy or market conditions that lead to similar actions in the future could result in similar charges.

 Investment Company Act Risk

   Security Capital is not registered as an investment company under the Investment Company Act of 1940, in reliance on an exemption provided by Rule 3a-1 issued under the Investment Company Act. Security Capital is not required to register as an investment company because Security Capital is principally engaged in the real estate business through companies that it primarily controls. To the extent Security Capital and its affiliates do not elect to participate in future equity offerings by its investees or those investees issue substantial additional equity securities in a business combination to unaffiliated parties, Security Capital's ownership interest in and control over those investees could diminish. Under those circumstances, Security Capital could potentially be required to register as an investment company under the Investment Company Act. Security Capital would suffer additional regulatory costs and expenses, and might be required to discontinue certain operations or investments, if it were required to register as an investment company under the Investment Company Act.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Security Capital's exposure to market risks consists of interest rate risk related to its own borrowings (and those of its consolidated investments) and equity price risk related to its investments in marketable equity securities and its investment in SC-U.S. Realty, which uses fair value accounting, and SC-Preferred Growth.

   Security Capital's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To mitigate interest rate risk, Security Capital borrows on a long-term basis, primarily at fixed rates and staggered maturities; therefore, Security Capital's primary interest rate risk is related to its variable rate line of credit ("LOC"). Security Capital occasionally utilizes derivative financial instruments as hedges in anticipation of future long-term debt transactions to manage well-defined interest rate risk exposure. Security Capital had no outstanding interest rate hedges as of December 31, 1999 or 1998.

   Security Capital manages its equity price risks by limiting the percentage of its assets invested in marketable equity securities for trading purposes. As of December 31, 1999 and 1998, less than 2% and less than 3%, respectively, of total assets were invested in marketable equity securities that were available for sale.

 Sensitivity Analysis

   The table below represents the impact of hypothetical changes in interest rates on Security Capital and its consolidated affiliates (in millions):

                                    Variable    Average Hypothetical
                                 Interest Rate   1999   Interest Rate Impact on
                                    Exposure    Balance    Change      Earnings
                                 -------------- ------- ------------- ----------
      Security Capital..........      LOC       $125.7     (+/-)1%    $ (+/-)1.3
      Homestead.................      LOC       $264.6     (+/-)1%    $ (+/-)2.6
      Belmont................... Mortgage Notes $  3.4     (+/-)1%    $      --

   As of December 31, 1999, Security Capital held $60.0 million of publicly traded real estate securities at market value through its consolidated mutual funds, SC-US Real Estate Shares and SC-European Real Estate Shares. These securities have exposure to price risk. A hypothetical 10% change in quoted market prices would amount to a change of approximately $6.0 million in the recorded value of investments.

   Security Capital's 1999 combined equity in loss for SC-U.S. Realty and SC-Preferred Growth was $43.9 million. A hypothetical 10% change in the market value of SC-U.S. Realty's publicly traded investments and SC-Preferred Growth's investments would amount to a $68.9 million change in Security Capital's equity in earnings.

Item 8. Financial Statements and Supplementary Data

   Security Capital's Consolidated Balance Sheets as of December 31, 1999 and 1998, and its Consolidated Statements of Operations and Comprehensive Income, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   For information regarding the executive officers of Security Capital, see "Item 1. Business--Senior Executive Officers of Security Capital." The information regarding the directors of Security Capital is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Capital's definitive proxy statement for its 2000 annual meeting of shareholders (the "2000 Proxy Statement").

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Election of Directors" and "Executive Compensation" in the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2000 Proxy Statement.

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

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                                               Item   Financial
                               Date                          Reported Statements
                               ----                          -------- ----------
      December 9, 1999......................................     5        No

     (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Security Capital Group Incorporated

  Report of Independent Public Accountants................................  32

  Consolidated Balance Sheets as of December 31, 1999 and December 31,
   1998...................................................................  33

  Consolidated Statements of Operations and Comprehensive Income for the
   years ended
   December 31, 1999, 1998 and 1997.......................................  34

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 1998 and 1997.......................................  36

  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  37

  Notes to Consolidated Financial Statements..............................  39

  Schedule I--Condensed Financial Information of Registrant...............  63

Archstone Communities Trust

  Independent Auditors' Report............................................  68

  Balance Sheets as of December 31, 1999 and December 31, 1998............  69

  Statements of Earnings for the years ended December 31, 1999, 1998 and
   1997...................................................................  70

  Statements of Shareholders' Equity for the years ended December 31,
   1999, 1998 and 1997....................................................  71

  Statements of Cash Flows for the years ended December 31, 1999, 1998 and
   1997...................................................................  72

  Notes to Financial Statements...........................................  73

  Independent Auditors' Report............................................  94

  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1999...............................................................  95

ProLogis Trust

  Report of Independent Public Accountants................................ 103

  Consolidated Balance Sheets as of December 31, 1999 and December 31,
   1998................................................................... 104

  Consolidated Statements of Earnings for the years ended December 31,
   1999, 1998 and 1997.................................................... 105

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 1998 and 1997....................................... 106

  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997.................................................... 108

  Notes to Consolidated Financial Statements.............................. 109

  Report of Independent Public Accountants................................ 145

  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1999............................................................... 146

Security Capital U.S. Realty

  Auditors' Report........................................................ 162

  Consolidated Statements of Net Assets at December 31, 1999 and December
   31, 1998............................................................... 163

  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998 and 1997.................................................... 164

  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997.................................................... 165

  Consolidated Statements of Changes in Net Assets for the years ended
   December 31, 1999, 1998 and 1997....................................... 166

  Consolidated Statements of Changes in Shares Outstanding for the years ended December 31, 1999, 1998 and 1997................................. 166

  Consolidated Financial Highlights for the years ended December 31, 1999,
   1998 and 1997.......................................................... 167

  Consolidated Schedules of Strategic Investment Positions at December 31,
   1999 and 1998.......................................................... 167

  Consolidated Schedules of Other Investment Positions at December 31,
   1999 and 1998.......................................................... 168

  Notes to the Consolidated Financial Statements.......................... 169

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

   We have audited the accompanying consolidated balance sheets of Security Capital Group Incorporated (a Maryland Corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits. We did not audit the financial statements of Archstone Communities Trust, Security Capital EU Management Holdings and Security Capital U.S. Realty (prior to January 1, 1999), for which the accompanying statements reflect 21.3% and 35.9% of the total consolidated assets of Security Capital Group Incorporated and subsidiaries as of December 31, 1999 and 1998, respectively, and 26.7%, 42.6% and 44.6% of the total consolidated income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for each of the three years ended December 31, 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Group Incorporated and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

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

Chicago, Illinois
March 23, 2000

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             1999        1998
                        ------                          ----------  ----------
Investments, at equity:
  Archstone Communities Trust.......................... $  826,957  $  827,977
  ProLogis Trust.......................................    591,449     623,715
  Security Capital European Realty.....................    419,039     380,539
  Security Capital Preferred Growth Incorporated.......     75,504      77,782
  Security Capital U.S. Realty.........................    746,449     791,562
  Strategic Hotel Capital Incorporated.................        --      370,197
                                                        ----------  ----------
                                                         2,659,398   3,071,772
                                                        ----------  ----------
Real estate, less accumulated depreciation.............  1,073,474   1,164,869
Investments in publicly traded real estate securities,
 at market value.......................................     59,971     117,878
                                                        ----------  ----------
    Total real estate investments......................  3,792,843   4,354,519
Cash and cash equivalents..............................     30,567      13,209
Other assets...........................................    133,741     142,629
                                                        ----------  ----------
    Total assets....................................... $3,957,151  $4,510,357
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $  216,349  $  520,480
  Mortgage and construction notes payable..............    237,356     343,362
  Long-term debt.......................................    699,606     614,236
  Convertible debentures...............................    278,951     322,774
  Capital lease obligation.............................    140,854         --
  Accounts payable and accrued expenses................     96,300     118,152
  Deferred income taxes................................     12,225      35,656
                                                        ----------  ----------
    Total liabilities..................................  1,681,641   1,954,660
Minority interests.....................................     94,723     132,718
Shareholders' Equity:
  Class A Common Shares, $.01 par value; 20,000,000
   shares authorized; 1,218,411 and 1,487,109 shares
   issued and outstanding in 1999 and 1998,
   respectively........................................         12          15
  Class B Common Shares, $.01 par value; 229,537,385
   shares authorized; 52,695,620 and 47,628,481 shares
   issued and outstanding in 1999 and 1998,
   respectively........................................        527         476
  Series B Preferred Shares, $.01 par value; 257,642
   shares issued and outstanding in 1999 and 1998;
   stated liquidation preference of $1,000 per share...    257,642     257,642
  Additional paid-in capital...........................  2,308,274   2,416,123
  Accumulated other comprehensive income (loss)........    (12,020)      5,375
  Accumulated deficit..................................   (373,648)   (256,652)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,180,787   2,422,979
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,957,151  $4,510,357
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
INCOME:
  Equity in earnings (loss) of:
    Archstone Communities Trust................ $  79,700  $  75,076  $ 45,587
    ProLogis Trust.............................    41,072     25,514     2,101
    Security Capital European Realty...........    (2,669)    (3,467)      --
    Security Capital Preferred Growth
     Incorporated..............................     2,888     (3,831)    6,175
    Security Capital U.S. Realty...............   (46,798)  (163,745)  120,113
    Strategic Hotel Capital Incorporated.......    11,247      9,593    (2,103)
  Realized capital gains (losses)..............     1,389    (12,582)    8,024
  Change in unrealized gain or loss on
   investments.................................    (1,114)   (13,785)   12,375
  Financial Services Division revenues from
   related parties.............................    88,045     93,850   105,941
  Other income, net............................     9,455     14,480    11,094
  Property revenue.............................   226,730    144,374    58,397
                                                ---------  ---------  --------
                                                  409,945    165,477   367,704
                                                ---------  ---------  --------
EXPENSES:
  Financial Services Division expenses.........    87,026     76,093    87,190
  General, administrative and other expenses...    56,349     62,774    54,940
  Depreciation and amortization................    44,915     37,419    15,319
  Interest expense.............................   133,454     82,203   104,434
  Property expenses............................   101,795     63,339    25,089
  Homestead special charge.....................    65,296        --        --
  Loss on sale of Strategic Hotel..............    55,245        --        --
                                                ---------  ---------  --------
                                                  544,080    321,828   286,972
                                                ---------  ---------  --------
Earnings (loss) from operations................  (134,135)  (156,351)   80,732
  Gain on sale of management companies.........       --         --     93,395
                                                ---------  ---------  --------
Earnings (loss) before income taxes, minority
 interest, extraordinary items and change in
 accounting principle..........................  (134,135)  (156,351)  174,127
                                                ---------  ---------  --------
Provision for income tax benefit (expense):
  Current......................................       785     (4,698)      --
  Deferred.....................................    14,064     54,488   (56,378)
                                                ---------  ---------  --------
Total income tax benefit (expense).............    14,849     49,790   (56,378)
  Minority interests in net (earnings) loss of
   subsidiaries................................    20,429      2,202    (1,170)
                                                ---------  ---------  --------
Earnings (loss) before extraordinary items and
 change in accounting principle................   (98,857)  (104,359)  116,579
  Extraordinary items--gain (loss) on early
   extinguishments of debt, net of minority
   interests of $5,849 in 1999 and $7,687 in
   1998........................................    16,032    (17,657)      --
  Change in accounting principle--cumulative
   effect on prior years of expensing costs of
   start-up activities, net of minority
   interest of $4,297..........................   (16,136)       --        --
                                                ---------  ---------  --------
Net earnings (loss)............................   (98,961)  (122,016)  116,579
  Less Preferred Share dividends...............   (18,035)   (35,088)  (10,425)
                                                ---------  ---------  --------
Net earnings (loss) attributable to common
 shares........................................ $(116,996) $(157,104) $106,154
                                                =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE INCOME--(Continued)

                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
Net earnings (loss) attributable to common
 shares......................................... $(116,996) $(157,104) $106,154
Other comprehensive income (loss):
  Foreign currency translation adjustments,
   common net...................................   (17,395)     5,375       --
                                                 ---------  ---------  --------
Comprehensive income (loss)..................... $(134,391) $(151,729) $106,154
                                                 =========  =========  ========
Weighted-average Class B common shares
 outstanding:
  Basic.........................................   119,255    121,325    76,577
                                                 =========  =========  ========
  Diluted.......................................   119,255    121,325    93,054
                                                 =========  =========  ========
Earnings (loss) per share:
  Basic earnings (loss) before extraordinary
   items and change in accounting principle..... $   (0.98) $   (1.15) $   1.39
  Extraordinary items--gain (loss) on early
   extinguishments of debt......................      0.13      (0.14)      --
  Change in accounting principle--cumulative
   effect of expensing costs of start-up
   activities...................................     (0.13)       --        --
                                                 ---------  ---------  --------
  Basic net earnings (loss) attributable to
   common shares................................ $   (0.98) $   (1.29) $   1.39
                                                 =========  =========  ========
  Diluted earnings (loss) before extraordinary
   items and change in accounting principle..... $   (0.98) $   (1.15) $   1.28
  Extraordinary items--gain (loss) on early
   extinguishments of debt......................      0.13      (0.14)      --
  Change in accounting principle--cumulative
   effect of expensing cost of start-up
   activities...................................     (0.13)       --        --
                                                 ---------  ---------  --------
  Diluted net earnings (loss) attributable to
   common shares................................ $   (0.98) $   (1.29) $   1.28
                                                 =========  =========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1997, 1998 and 1999
                         (In thousands, except shares)

                             Common Stock                Preferred Stock
                  ------------------------------------   at Liquidation
                       Class A           Class B              Value                     Accumulated
                  ----------------- ------------------  ------------------ Additional      Other                     Total
                    Shares     Par    Shares      Par                       Paid-in    Comprehensive Accumulated Shareholders'
                  Outstanding Value Outstanding  Value  Series A  Series B  Capital       Income       Deficit      Equity
                  ----------- ----- -----------  -----  --------  -------- ----------  ------------- ----------- -------------
Balances at
December 31,
1996.............  1,209,009   $12         --    $--    $139,000  $    --  $  985,392    $    --      $(205,702)  $  918,702
 Issuance of
 Class A Shares,
 net.............    110,544     1         --     --         --        --     101,435         --            --       101,436
 Issuance of
 Class B Shares,
 initial public
 offering........        --    --   22,569,710    226        --        --     591,440         --            --       591,666
 Conversion of
 12% convertible
 debentures to
 Class A Shares..    684,349     7         --     --         --        --     757,747         --            --       757,754
 Issuance of
 warrants........        --    --          --     --         --        --      61,428         --            --        61,428
 Interest
 reinvestment
 plans...........      5,222   --          --     --         --        --       6,964         --            --         6,964
 Exercise of
 stock options
 and warrants....     36,477   --       57,831    --         --        --       4,543         --            --         4,543
 Income tax
 benefit from
 stock options
 exercised.......        --    --          --     --         --        --         226         --            --           226
 Net earnings....        --    --          --     --         --        --         --          --        116,579      116,579
 Series A
 Preferred Share
 dividends.......        --    --          --     --         --        --         --          --        (10,425)     (10,425)
                   ---------   ---  ----------   ----   --------  -------- ----------    --------     ---------   ----------
Balances at
December 31,
1997.............  2,045,601   $20  22,627,541   $226   $139,000  $    --  $2,509,175    $    --      $ (99,548)  $2,548,873
 Conversion of
 Class A Shares
 to Class B
 Shares..........   (565,040)   (5) 28,251,899    283        --        --        (278)        --            --           --
 Exercise of
 stock options
 and warrants....      1,488   --       34,849    --         --        --       1,918         --            --         1,918
 Issuance of
 Series B
 Preferred
 Shares..........        --    --   (3,296,640)   (33)  (139,000)  257,642    (98,766)        --        (19,843)         --
 Conversion of
 2016 Convertible
 Debentures to
 Class B Shares..        --    --       10,832    --         --        --         250         --            --           250
 Issuance of
 Class A Shares,
 net.............      5,060   --          --     --         --        --       4,318         --            --         4,318
 Cost of raising
 capital.........        --    --          --     --         --        --        (494)        --            --          (494)
 Net loss........        --    --          --     --         --        --         --          --       (122,016)    (122,016)
 Series B
 Preferred Share
 dividends.......        --    --          --     --         --        --         --          --        (15,245)     (15,245)
 Foreign currency
 translation
 adjustments,
 common net......        --    --          --     --         --        --         --        5,375           --         5,375
                   ---------   ---  ----------   ----   --------  -------- ----------    --------     ---------   ----------
Balances at
December 31,
1998.............  1,487,109   $15  47,628,481   $476   $    --   $257,642 $2,416,123    $  5,375     $(256,652)  $2,422,979
 Conversion of
 Class A Shares
 to
 Class B Shares..   (207,867)   (2) 10,393,335    104        --        --        (102)        --            --           --
 Conversion of
 2016 Convertible
 Debentures......         43   --      260,953      3        --        --       6,070         --            --         6,073
 Share repurchase
 program.........    (69,705)   (1) (5,601,547)   (56)       --        --    (119,205)        --            --      (119,262)
 Issuance of
 Shares, net.....      8,831   --       14,398    --         --        --       5,388         --            --         5,388
 Net loss........        --    --          --     --         --        --         --          --        (98,961)     (98,961)
 Series B
 Preferred Share
 dividends.......        --    --          --     --         --        --         --          --        (18,035)     (18,035)
 Foreign currency
 translation
 adjustments,
 common net......        --    --          --     --         --        --         --      (17,395)          --       (17,395)
                   ---------   ---  ----------   ----   --------  -------- ----------    --------     ---------   ----------
Balances at
December 31,
1999.............  1,218,411   $12  52,695,620   $527   $    --   $257,642 $2,308,274    $(12,020)    $(373,648)  $2,180,787
                   =========   ===  ==========   ====   ========  ======== ==========    ========     =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                 Year Ended December 31,
                                            -----------------------------------
                                              1999        1998         1997
                                            ---------  -----------  -----------
Operating Activities:
 Net earnings (loss)....................... $ (98,961) $  (122,016) $   116,579
 Adjustments to reconcile net earnings
  (loss) to cash flows provided by
  operating activities:
   Loss on sale of Strategic Hotel.........    55,245          --           --
   Homestead special charge................    51,587          --           --
   Deferred income tax expense (benefit)...   (14,064)     (54,488)      56,378
   Minority interests......................   (20,429)      (2,202)       1,170
   Extraordinary items--(gain) loss on
    early extinguishments of debt, net of
    minority interests.....................   (16,032)      17,657          --
   Cumulative effect on prior years of
    expensing costs of start-up activities,
    net of minority interests..............    16,136          --           --
   Equity in (earnings) loss of
    unconsolidated investees...............   (78,899)      71,950     (170,576)
   Distributions from unconsolidated
    investees..............................   150,756      144,757      110,082
   Change in unrealized gain or loss on
    investments............................     1,114       13,785      (12,375)
   Depreciation and amortization...........    44,915       37,419       15,319
   Gain on sale of management companies....       --           --       (93,395)
   Other...................................     9,953        5,946       18,353
 Increase in other assets..................      (153)     (24,215)     (13,886)
 Increase (decrease) in accounts payable
  and accrued expenses.....................     6,649       52,135         (383)
                                            ---------  -----------  -----------
     Net cash flows provided by operating
      activities...........................   107,817      140,728       27,266
                                            ---------  -----------  -----------
Investing Activities:
 Real estate investments...................  (137,111)    (487,447)    (395,896)
 Proceeds from sale of land................    72,995          --           --
 Redemptions from (investments in):
   ProLogis Trust..........................       --           --       (75,002)
   Security Capital U.S. Realty............    (1,686)     (45,726)    (273,042)
   Security Capital European Realty........   (64,805)    (375,265)         --
   Strategic Hotel Capital Incorporated....   329,451     (175,000)    (200,000)
   Security Capital Preferred Growth
    Incorporated...........................       --       (25,000)     (54,850)
   Publicly traded real estate securities,
    net....................................    55,945          228     (106,163)
   Homestead Village Incorporated warrants.                    --       (26,682)
 Other.....................................       608       (8,727)     (29,490)
                                            ---------  -----------  -----------
     Net cash flows provided by (used in)
      investing activities.................   255,397   (1,116,937)  (1,161,125)
                                            ---------  -----------  -----------
Financing Activities:
 Proceeds from lines of credit.............   478,830    1,359,878      532,308
 Payments on lines of credit...............  (782,961)  (1,012,206)    (393,500)
 Proceeds from long-term debt offerings....    85,317      614,236          --
 Proceeds from unsecured note and mortgage
  notes payable............................    16,022      163,041      191,750
 Payments on mortgage notes and capital
  leases...................................  (126,174)    (122,028)         --
 Proceeds from issuance of convertible
  debt.....................................       --           --        98,729
 Extinguishments of debt...................   (27,428)     (25,344)         (72)
 Proceeds from issuance of common shares,
  net......................................     5,880        5,656      691,043
 Repurchase of common shares...............  (119,754)         --           --
 Proceeds from issuance of common shares
  to minority interest holders.............    25,296       30,911       18,346
 Sale of real estate, net..................   127,360          --           --
 Preferred dividends paid..................   (18,035)     (15,245)     (10,425)
 Debt issuance costs.......................    (7,278)     (20,543)      (2,409)
 Other.....................................    (2,931)        (392)         220
                                            ---------  -----------  -----------
     Net cash flows provided by (used in)
      financing activities.................  (345,856)     977,964    1,125,990
                                            ---------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents...............................    17,358        1,755       (7,869)
Cash and cash equivalents, beginning of
 year......................................    13,209       11,454       19,323
                                            ---------  -----------  -----------
Cash and cash equivalents, end of year..... $  30,567  $    13,209  $    11,454
                                            =========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                 (In thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999     1998      1997
                                                   -------- --------  --------
Non-Cash Investing and Financing Activities:
 Receipt of Security Capital European Realty
  shares in satisfaction of indebtedness.......... $    --  $ 70,772  $    --
                                                   ======== ========  ========
 Issuance of Series B Preferred Shares:
   Series B Preferred Shares issued............... $    --  $257,642  $    --
   Series A Preferred Shares retired..............      --  (139,000)      --
   Fair value of Class B Shares retired...........      --   (98,799)      --
   Series A Preferred dividend recorded...........      --   (19,843)      --
                                                   -------- --------  --------
                                                   $    --  $    --   $    --
                                                   ======== ========  ========
 Shares issued to acquire SCGPB Incorporated...... $    --  $    --   $ (6,600)
                                                   ======== ========  ========
 Shares received from Archstone in exchange for
  management companies............................ $    --  $    --   $ 75,838
                                                   ======== ========  ========
 Shares received from ProLogis in exchange for
  management companies............................ $    --  $    --   $ 81,871
                                                   ======== ========  ========
 Issuance of warrants to Atlantic shareholders.... $    --  $    --   $ 11,530
                                                   ======== ========  ========
 Issuance of common stock under debenture
  interest reinvestment plans..................... $    --  $    --   $  6,964
                                                   ======== ========  ========
 Conversion of 2014 and 2016 Convertible
  Debentures...................................... $  6,073 $    250  $757,754
                                                   ======== ========  ========
 Increase in property and equipment and
  development cost payable........................ $    --  $ 12,250  $ 22,752
                                                   ======== ========  ========
 Increase in property and equipment and lease
  obligation from capital lease................... $145,000 $    --   $    --
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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 Business:

   Security Capital Group Incorporated ("Security Capital") is a global real estate research, investment and operating management company. Its strategy is to create the optimal organization to hold significant ownership positions in real estate operating companies that generate substantial internal growth and third-party service income and are able to become market leaders by creating brand value. Security Capital operates its business through two divisions. The Capital Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts ("REITs") and real estate operating companies. The Capital Division generates earnings principally from its ownership of these affiliates (see note 2). The Financial Services Division generates fees principally from capital management and capital markets activities. In addition, corporate services and research services are provided which enable Security Capital and its affiliates to consolidate certain activities for economies of scale. Security Capital is a Maryland corporation.

 Restatement of prior period results:

   In the fourth quarter of 1999, the Board of Directors of Security Capital European Realty ("SC-European Realty") approved a change in operating strategy by determining to retain, in general, at least an 80% interest in its investees and by becoming more active in the day to day operations of its investees.

   As a result of this change in strategy, SC-European Realty has changed its basis of accounting from fair value accounting to historical cost accounting. Fair value accounting requires that investments be marked to their fair value and unrealized gains and losses be recognized as a component of net income. Historical cost accounting requires that the operations of investments that are owned greater than 50% be consolidated on the historical cost basis and operations of investments that are owned between 20% and 50% be reported using the equity method of accounting based on the historical cost basis financial statements of the investee. Under generally accepted accounting principles ("GAAP"), such a change in accounting requires a restatement of all prior periods so that the results of those periods are reported as if this change had been made retroactive to the entity's inception. SC-European Realty was established in 1998; therefore, Security Capital has restated its 1998 consolidated financial statements and the first three quarters of its 1999 consolidated financial statements.

   Security Capital accounts for its investment in SC-European Realty by the equity method. The impact of this restatement on Security Capital's financial statements for the year ended and as of December 31, 1998, is as follows:

                                                        As Previously
                                                          Reported    Restated
                                                        ------------- ---------
      Consolidated Balance Sheet:
        Investment in SC-European Realty, at equity....   $ 379,971   $ 380,539
      Consolidated Statement of Operations and
       Comprehensive Income:
        Equity in earnings of SC-European Realty.......   $   4,234   $  (3,467)
        Deferred income tax benefit....................      51,793      54,488
        Net loss attributable to common shares.........    (152,098)   (157,104)
        Comprehensive loss.............................    (152,098)   (151,729)
      Basic and diluted loss per share:
        Loss before extraordinary items................   $   (1.10)  $   (1.15)
        Loss attributable to common shares.............   $   (1.25)  $   (1.29)

   See note 11 for the impact on the selected quarterly financial data.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Principles of Financial Presentation:

   The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees, which include BelmontCorp ("Belmont"), Homestead Village Incorporated ("Homestead"), Security Capital European Real Estate Shares ("SC-European Real Estate Shares") and Security Capital U.S. Real Estate Shares ("SC-US Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation. At December 31, 1999, minority interest relates mainly to Homestead and SC-US Real Estate Shares.

   Security Capital accounts for its 20% or greater (but not more than 50%) owned investees, and those over which it has substantial influence as the manager or advisor, by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends reduce the investment as received.

   Two of Security Capital's equity method investees, Security Capital Preferred Growth Incorporated ("SC-Preferred Growth") and Security Capital U.S. Realty ("SC-U.S. Realty") and two of Security Capital's majority-owned investees, SC-European Real Estate Shares and SC-US Real Estate Shares, account for their investments at fair value in accordance with the specialized industry accounting rules prescribed by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies. Under fair value accounting, unrealized gains or losses are determined by comparing the fair value of the securities held to the cost of such securities. Unrealized gains or losses relating to changes in the fair values of SC-Preferred Growth's and SC-U.S. Realty's investments are reported as a component of their net earnings.

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

   Certain amounts in the 1998 and 1997 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 1999 presentation.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

 Comprehensive Income:

   Security Capital has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net earnings attributable to common shares and other comprehensive income. Other comprehensive income for Security Capital and its equity method investees consists of foreign currency translation adjustments, which have been recorded as a component of equity pursuant to Statement of Financial Accounting Standards No. 52.

   Security Capital's consolidated subsidiaries and Security Capital's share of ProLogis Trust ("ProLogis") and SC-European Realty operations whose functional currency is not the U.S. dollar, translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity.

 Recent Accounting Pronouncements:

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued which established standards for the accounting and reporting of derivative instruments. Management is still evaluating the effects this standard will have on Security Capital's consolidated financial position, results of operation or financial statement disclosures.

 Interest Rate Contracts:

   In 1998, Security Capital utilized various interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges were designated, and effective, as hedges of identified debt issuances which had a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts were deferred and amortized into interest expense over the life of the related debt issuance.

 Employee Stock Based Compensation:

   Security Capital has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and continues to apply the accounting provisions of ABP Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") as allowed under SFAS 123, making the proforma

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

fair value disclosures required by SFAS 123. In accordance with APB 25, total proforma compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee, and is recognized as expense over the period the employee performs the related services.

(2) Real Estate Investments

   Security Capital holds the following investments at December 31, 1999 and 1998:

                                                                                   Security Capital's Net
                                                                                        Investments
                                                                   % Ownership     (Redemptions) for the
                                                                      as of              Year Ended
                                                                   December 31,         December 31,
                                                                   ------------- ---------------------------
       Investment                      Type of Entity              1999    1998      1999           1998
       ----------                      --------------              ------ ------ -------------  ------------
EQUITY-METHOD INVESTEES:

Archstone Communities     Apartment REIT                            39.2%  38.1% $         --   $         --
 Trust                    (publicly traded)
 ("Archstone") (a)

ProLogis Trust (b)        Industrial REIT                           30.8%  40.4%           --             --
                          (publicly traded)

SC--European Realty (c)   Global real estate investments            34.6%  34.6%    64,805,000   375,737,000
                          (private entity)

SC--Preferred Growth      Convertible security investments in real   9.3%   9.8%           --     25,000,000
                          estate companies (private REIT)

SC-U.S. Realty            U.S. real estate investments              39.6%  35.0%     1,686,000    45,726,000
                          (publicly traded)

Strategic Hotel Capital   Luxury and upscale hotels                  --    30.4%  (329,451,000)  175,000,000
 Incorporated (d)         (private entity)
 ("Strategic Hotel")

CONSOLIDATED INVESTEES:

Belmont (e)               Senior assisted living                     100%   100%    37,802,000    30,487,000
                          (private entity)

Homestead (f)             Extended-stay lodging                     87.0%  69.8%   213,810,000   129,108,000
                          (publicly traded)

SC-European Real Estate   European real estate securities fund      99.4%  99.9%    (6,500,000)    1,000,000
 Shares                   (mutual fund)

SC--U.S. Real Estate      U.S. real estate securities fund          51.6%  89.9%   (58,500,000)   (9,500,000)
 Shares                   (mutual fund)

--------
(a) In July 1998 Security Capital Pacific Trust and Security Capital Atlantic Incorporated ("Atlantic") merged to form Archstone Communities Trust. Security Capital continues to be Archstone's largest shareholder.
(b) On March 30, 1999, ProLogis merged with Meridian Industrial Trust, Inc. Security Capital continues to be ProLogis' largest shareholder.
(c) SC-European Realty was formed in 1998. In April 1998, SC-European Realty completed a $1,500,000,000 equity subscription offering, of which Security Capital and its subsidiaries subscribed for $518,258,000 of common shares.
(d) On September 10, 1999, Security Capital sold its entire ownership position in Strategic Hotel for proceeds of approximately $329,000,000. See note 14 for further discussion.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(e) As of December 31, 1999, $76,097,000 had been funded by Security Capital to Belmont and an additional $31,903,000 of unfunded commitments remained.
(f) In May 1999, Security Capital invested $213,810,000 in Homestead through participation in a common stock rights offering.

   Security Capital received dividends and interest (Strategic Hotel only) from its investees for the years ended December 31, 1999, 1998 and 1997, as follows (in thousands, except per share amounts):

                                                        Dividends Received
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------- -------- --------
      Dividends:
        Archstone/Atlantic (a)..................... $  80,720 $ 78,674 $ 71,191
        ProLogis...................................    64,870   61,876   47,090
        SC-European Real Estate Shares.............       463       26      --
        SC-Preferred Growth........................     5,166    4,207      204
        SC-US Real Estate Shares...................     2,149    7,098    9,600
                                                    --------- -------- --------
                                                      153,368  151,881  128,085
                                                    --------- -------- --------
      Interest:
        Strategic Hotel (b)........................     6,541   11,090    1,297
                                                    --------- -------- --------
                                                    $ 159,909 $162,971 $129,382
                                                    ========= ======== ========

                                                        Dividend Amount Per
                                                          Investee Share
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------- -------- --------
      Archstone.................................... $  1.4800 $ 1.3900 $ 1.3000
      Atlantic (a).................................       --    0.8000   1.5600
      ProLogis.....................................    1.3000   1.2399   1.0628
      SC-European Real Estate Shares...............    0.4463   0.0440      --
      SC-Preferred Growth..........................    1.3125   1.1000   0.2000
      SC-US Real Estate Shares.....................    0.5129   0.7521   0.9955

--------
(a) Atlantic merged into Archstone in July 1998.
(b) Includes deferred interest income from Strategic Hotel of $3,041 and $5,469 for the years ended December 31, 1999 and 1998, respectively. See note 14 for discussion of the sale of Strategic Hotel.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following summarizes real estate investments of Security Capital's consolidated investees as of December 31, 1999 and 1998 (in thousands):

                                                             1999       1998
                                                          ---------- ----------
      Extended-stay lodging properties (Homestead):
        Operating properties............................. $  901,558 $  939,107
        Properties under capital lease...................    145,000        --
        Developments under construction..................        --     110,891
        Developments in planning.........................        --     126,054
        Land held for sale...............................     22,960      4,332
                                                          ---------- ----------
          Total real estate, at cost.....................  1,069,518  1,180,384
          Less accumulated depreciation..................     72,008     48,783
                                                          ---------- ----------
            Subtotal.....................................    997,510  1,131,601
                                                          ---------- ----------
      Senior assisted living properties (Belmont):
        Operating properties.............................     40,814     15,054
        Developments under construction..................     20,144     13,565
        Developments in planning.........................     14,467      2,712
        Land held for future development.................      1,265      1,320
        Land held for sale...............................        --         650
                                                          ---------- ----------
          Total real estate, at cost.....................     76,690     33,301
          Less accumulated depreciation..................        726         33
                                                          ---------- ----------
            Subtotal.....................................     75,964     33,268
                                                          ---------- ----------
      Total real estate.................................. $1,073,474 $1,164,869
                                                          ========== ==========

   Presented below is summarized financial information for Security Capital's equity-method investees as of December 31, 1999 and 1998 and for the years ending December 31, 1999, 1998 and 1997 (in thousands):

                                      Archstone                 Atlantic(a)
                           -------------------------------- -------------------
                              1999       1998       1997      1998      1997
                           ---------- ---------- ---------- -------- ----------
Total assets.............. $5,302,437 $5,059,898 $2,805,686 $    --  $1,441,411
Total liabilities.........  2,679,628  2,410,114  1,265,250      --     550,430
Minority interest.........     55,303     21,459        --       --         --
Shareholders' equity......  2,567,506  2,628,325  1,540,436      --     890,981
Revenues..................    666,872    513,645    355,662  101,532    175,157
Net earnings before
 extraordinary items and
 change in accounting
 principles...............    229,372    199,457     72,918   26,175     52,723
Net earnings attributable
 to common shares.........    204,528    177,022     53,534   24,019     51,154
Security Capital share of
 net earnings.............     79,700     63,078     18,849   11,998     26,738

                                      ProLogis                   Strategic Hotel(b)
                          -------------------------------- -------------------------------
                             1999       1998       1997      1999      1998        1997
                          ---------- ---------- ---------- -------- ----------  ----------
Total assets............  $5,848,040 $4,330,729 $3,033,953 $    --  $2,135,294  $1,018,292
Total liabilities.......   2,832,232  2,023,066  1,003,912      --   1,206,855     638,013
Minority interest.......      62,072     51,295     53,304      --     267,198     108,030
Shareholders' equity....   2,953,736  2,256,368  1,976,737      --     661,241     272,249
Revenues................     567,171    372,795    296,118  350,133    547,388      72,000
Net earnings (loss)
 before extraordinary
 items and change in
 accounting principles..     182,274    111,329     39,749   15,462     (4,586)    (12,576)
Net earnings (loss)
 attributable to common
 shares.................     123,999     62,231      4,431   15,462     (4,586)    (12,576)
Security Capital share
 of net earnings (loss).      41,072     25,514      2,101    4,706     (1,497)     (3,400)
Security Capital
 interest income from
 affiliate..............         --         --         --     6,541     11,090       1,297

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                         SC-European Realty(c)      SC-Preferred Growth                SC-U.S. Realty
                         ----------------------  ---------------------------- ----------------------------------
                            1999        1998       1999      1998      1997      1999        1998        1997
                         ----------  ----------  --------  --------  -------- ----------  ----------  ----------
Total assets............ $1,904,712  $1,650,897  $881,391  $840,243  $597,747 $2,530,886  $2,873,627  $2,901,821
Total liabilities.......    673,593     542,681    68,461    18,114    52,836    636,008     647,243     143,400
Minority interest.......     34,527      22,843       --        --        --         --          --          --
Shareholders' equity....  1,196,592   1,085,373   812,930   822,129   544,911  1,894,878   2,226,384   2,758,421
Revenues................    120,393      56,953       --        --        --         --          --          --
Net loss before change
 in accounting princi-
 ple....................     (7,737)    (10,046)      --        --        --         --          --          --
Net investment income
 (loss).................        --          --     53,767    35,238     1,482     70,992      77,899      60,308
Realized gains (losses)
 on investments.........        --          --    (16,337)      --        --     (65,587)     32,878      41,073
Increase (decrease) in
 market value of
 investments............        --          --     (7,103)  (66,618)   49,866   (152,693)   (642,372)    264,974
Adjusted net earnings
 (loss)(d)..............     (8,655)    (10,046)   30,327   (31,380)   51,348   (126,823)   (482,840)    366,355
Security Capital share
 of adjusted net earn-
 ings (loss)............     (2,669)     (3,467)    2,888    (3,831)    6,175    (46,798)   (163,745)    120,113

--------
(a) Atlantic merged into Archstone in July 1998.
(b) Subsequent to the second quarter of 1999, Security Capital no longer recorded equity in earnings from Strategic Hotel as a result of the write-down in carrying value to net sales value as of June 28, 1999. Therefore, the 1999 summarized earnings results only include Strategic Hotel through June 28, 1999.
(c) SC-European Realty was formed in 1998. 1998 amounts have been restated as discussed in note 1.
(d) SC-U.S. Realty's earnings are adjusted to exclude their unrealized gains and losses in Security Capital securities.

(3) Financial Services Division

   Security Capital's Financial Services Division earns fee income from providing the services described below. Such services are furnished primarily to affiliates.

 Capital Management Services

   The Global Capital Management Group provides oversight, guidance and/or management to various entities which own real estate securities on strategic, intermediate-term or short-term bases. Customers include managed entities such as SC-U.S. Realty, SC-European Realty and SC-Preferred Growth, and open-end entities, including the company's various mutual funds as well as third-party accounts.

   Operating Advisors

   Financial Services Division subsidiaries domiciled in Luxembourg advise on all investment and operational activities of SC-U.S. Realty and SC-European Realty. The advisors are paid an operating advisor fee of 1.25% of average monthly investments at fair value (other than liquid short-term investments and investments in Security Capital).

   Management Company

   A U.S. subsidiary manages SC-Preferred Growth (a REIT), SC-US Real Estate Shares and SC-European Real Estate Shares, which are open-end mutual funds, as well as separate accounts. The management fees earned by this subsidiary range from 0.45% (plus performance incentives) to 1.12% of the fair value of the average assets under management.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Capital Markets Services

   The Capital Markets Group provides capital markets services, mainly through private placement offerings, for affiliated companies.

 Corporate Services

   The Corporate Services Group provides information systems and related processing, administrative and accounting services to affiliates for negotiated fees under administrative services agreements. As a result, Security Capital and certain of its operating affiliates realize the benefits of economies of scale by consolidating several high-volume processing activities in a centralized operations center. In addition, operating affiliates in a start-up mode have access to proven and efficient critical services.

 Real Estate Research Services

   The Real Estate Research Group conducts proprietary real estate research and provides analysis of long-term market conditions and short-term trends to Security Capital's affiliates.

 Formerly Owned REIT Managers and Property Managers

   Prior to September 1997, certain Security Capital Financial Services Division subsidiaries managed the operations ("REIT Managers") and provided property management services ("Property Managers") to various REITs (Archstone, Atlantic and ProLogis) in which Security Capital was a significant owner. Each REIT Manager was paid a REIT management fee based on 16% of cash flow, as defined, of the REIT. Property management fees were at market rates and were paid separately to Security Capital's property management subsidiaries. Effective September 9, 1997, Security Capital exchanged the REIT Managers and Property Managers for additional common shares of Archstone (3,295,533 shares), Atlantic (2,306,591 shares) and ProLogis (3,692,024 shares) and recorded a gain of $93,395,000.

   Financial Services Division revenues for the years ended December 31, 1999, 1998 and 1997, were earned from the following sources (in thousands):

                                                    1999      1998      1997
                                                  --------  --------  --------
      Capital Markets Group...................... $ 23,163  $ 31,091  $ 13,397
      Corporate Services Group...................   17,697    17,644     5,334
      Global Capital Management Group............   57,264    49,199    26,210
      Real Estate Research Group.................    1,134     1,461       840
      Property management........................      --        --     23,785
      REIT management............................      --        --     39,379
                                                  --------  --------  --------
          Total Financial Services Division
           revenues..............................   99,258    99,395   108,945
      Less amounts eliminated in consolidation...  (11,213)   (5,545)   (3,004)
                                                  --------  --------  --------
      Consolidated Financial Services Division
       revenue from related parties.............. $ 88,045  $ 93,850  $105,941
                                                  ========  ========  ========

(4) Segment Reporting

   Earnings before depreciation, amortization and deferred taxes, or "EBDADT," is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. For EBDADT purposes, all investees (including consolidated

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

investees) are accounted for on the equity method. In general, EBDADT is defined for Security Capital and its consolidated and equity-method investees as follows:

   Net earnings before affiliate extraordinary items plus or minus:

     Plus Real estate depreciation (depreciation will not be added back for non-real estate assets whose value is declining over time)

     Plus       Amortization of real estate related non-cash items

     Plus EBDADT, net of dividends received, of SC-U.S. Realty from its strategic investees

     Plus       Other non-cash, non-recurring expenses

     Plus/Minus Deferred tax expense (benefit)

     Plus/Minus Losses (gains) on the disposition of depreciated real estate

     Plus/Minus Unrealized losses (gains) on non-strategic investments

   With respect to Security Capital investees in which Security Capital has less than a 20% interest, and does not have the ability to significantly influence management, Security Capital includes only dividends or interest received in its EBDADT. SC-U.S. Realty and SC-European Realty use the same approach for investees in which they own less than 20%.

   The EBDADT measure presented by Security Capital will not be comparable with other entities that do not compute EBDADT in a manner consistent with Security Capital.

   Security Capital operates its business based on two reportable segments. These segments are managed separately due to the nature of their operations. The first segment, the Capital Division, records revenues by reporting its pro-rata share of its investees' EBDADT and the second segment, the Financial Services Division, records revenues based on the services provided to its customers and includes all revenues received from affiliates. These segments are described in notes 2 and 3 above.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is a Statement of EBDADT by reportable segment for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                                                     1999      1998    1997(2)
                                                   --------  --------  --------
      Capital Division:
        Equity in Investees' EBDADT............... $346,959  $306,273  $205,982
        Interest and other income.................    3,596     2,238     4,085
                                                   --------  --------  --------
                                                    350,555   308,511   210,067
                                                   --------  --------  --------
        Operating expenses(1).....................   29,538    36,347    27,375
        Interest expense(2).......................   82,303    59,220    27,248
        Current income tax (benefit) expense......   (2,063)    2,997       --
        Convertible preferred share dividends.....   18,035    15,245    10,425
                                                   --------  --------  --------
          Capital Division EBDADT(3)..............  222,742   194,702   145,019
                                                   --------  --------  --------
      Financial Services Division:
        Revenues..................................   99,258    99,395    53,411
        Operating expenses(1).....................   82,476    70,111    35,512
        Current income tax expense................    1,278     1,701       575
                                                   --------  --------  --------
          Financial Services Division EBDADT......   15,504    27,583    17,324
                                                   --------  --------  --------
      EBDADT before special items.................  238,246   222,285   162,343
        Realized gains (losses)(4)................  (25,826)     (409)   21,724
        Special charges(5)........................  (45,581)   (8,449)      --
        Loss on sale of Strategic Hotel...........  (55,288)      --        --
        Gain on retirement of debentures, net of
         tax......................................   10,942       --        --
                                                   --------  --------  --------
      EBDADT...................................... $122,493  $213,427  $184,067
                                                   ========  ========  ========

--------
(1) Included in operating expenses are allocations of general and administrative expenses to each division based on revenues. Prior to such allocation, Capital Division expenses were $8,965 in 1999, $7,029 in 1998 and $3,174 in 1997, Financial Services Division expenses were $75,754 in 1999, $74,416 in 1998 and $43,974 in 1997 and general and administrative expenses were $27,295 in 1999, $25,013 in 1998 and $15,739 in 1997.
(2) The 1997 EBDADT information reflects pro forma data assuming the September 9, 1997, exchange of Security Capital's REIT management and property management companies for common shares of ProLogis and Archstone occurred as of the beginning of 1997 and excluding interest expense on the 12% convertible subordinated debentures due 2014, as they were converted to common stock prior to December 31, 1997.
(3) For purposes of calculating Capital Division EBDADT, Security Capital applies all interest expense, preferred share dividends and similar charges for invested capital to the Capital Division. Capital Division operating expenses include the direct costs of personnel assigned to the Capital Division plus a proportionate share of general and administrative costs based on revenues.
(4) Includes $24,201 for the year ended December 31, 1999, of realized losses related to intermediate-term investments of SC-U.S. Realty.
(5) The special charges relate to land write-downs and personnel and overhead reductions.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is a reconciliation of net earnings (loss) to EBDADT for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                 1999       1998       1997
                                               ---------  ---------  ---------
      Net earnings (loss) attributable to
       common shares.......................... $(116,996) $(157,104) $ 106,154
      Investee reconciling items:
        Real estate depreciation..............   187,796    162,476     76,307
        Gain on sale of undepreciated real
         estate...............................   (36,971)   (25,503)   (20,912)
        Unrealized (gains) losses.............    59,564    220,612   (104,730)
        Loss on sale of management companies..       --         --      62,042
        EBDADT, net of dividends from Strate-
         gic Investees of SC-U.S. Realty......    28,906     18,694      9,015
        Interest rate hedge expense...........       309     13,642        --
        Loss on extinguishment of debt........       434     17,657        --
        Other.................................     1,373     (2,199)     6,430
                                               ---------  ---------  ---------
                                                 241,411    405,379     28,152
                                               =========  =========  =========
      Security Capital reconciling items:
        Deferred tax (benefit) expense........   (14,064)   (54,488)    56,378
        Change in accounting principle........    16,136        --         --
        Extraordinary gain on extinguishment
         of debt..............................    (5,090)       --         --
        Convertible debenture interest
         expense..............................       --         --      74,965
        Non-cash preferred share dividends....       --      19,843        --
        Gain on sale of management companies..       --         --     (93,395)
        Pro forma effect of the sale of the
         REIT and property management compa-
         nies.................................       --         --      11,813
        Other.................................     1,096       (203)       --
                                               ---------  ---------  ---------
                                                 (1,922)    (34,848)    49,761
                                               ---------  ---------  ---------
          Total EBDADT........................ $ 122,493  $ 213,427  $ 184,067
                                               =========  =========  =========

   Presented below is a reconciliation of assets at fair value to assets presented in accordance with GAAP as of December 31, 1999 and 1998 (in thousands):

                                                           1999        1998
                                                        ----------  ----------
      Capital Division Assets at fair value (1)........ $3,481,013  $3,973,091
        Excess of assets at fair value over
         unconsolidated GAAP assets....................    (94,400)   (300,139)
        Consolidation of Homestead, Belmont and mutual
         funds.........................................    590,581     847,584
        Proceeds from assumed exercise of options and
         warrants (2)..................................    (20,043)    (10,179)
                                                        ----------  ----------
          GAAP Assets.................................. $3,957,151  $4,510,357
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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5) Indebtedness

 Lines of Credit:

   A summary of the lines of credit borrowings as of and for the years ended December 31, 1999 and 1998, is as follows (dollar amounts in thousands):

                                    1999                            1998
                         -----------------------------  -------------------------------
                         Security                       Security
                         Capital   Homestead  Combined  Capital   Homestead   Combined
                         --------  ---------  --------  --------  ---------  ----------
Total lines of credit... $470,000  $170,000   $640,000  $650,000  $400,000   $1,050,000
Borrowings outstanding
 at December 31.........   90,900   125,449    216,349   163,400   357,080      520,480
Weighted average daily
 borrowings.............  125,677   264,639    390,316   247,283   179,958      427,241
Weighted average daily
 interest rate..........     6.43%     7.73%      7.31%     7.13%     7.51%        7.29%
Interest rate as of
 December 31............     7.57%     9.48%      8.68%     6.35%     7.30%        7.00%

   At December 31, 1999, Security Capital had a $470,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Borrowings accrued interest at LIBOR plus a margin (1.30% as of December 31, 1999), based upon Security Capital's credit rating, or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). The agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. Commitment fees on the line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty Incorporated ("SC Realty") and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

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

   At December 31, 1999, Homestead had a $170,000,000 line of credit maturing December 31, 2000. The line as amended March 18, 1999, bears interest at a margin of 2.0% to 3.0% over LIBOR, or alternatively 1.0% to 2.0% over prime or 1.5% to 2.5% over the federal funds rate, with the margin dependent on the percentage of borrowings outstanding versus qualifying collateral. The line currently prohibits distributions or dividends on equity. Total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels.

   Subsequent to year end 1999 Homestead has made payments totaling $31,500,000 on the bank line of credit reducing its line of credit debt to $93,900,000. On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110,000,000 of total borrowings of which $35,000,000 is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

   Each line of credit requires maintenance of certain financial covenants. Security Capital, SC Realty, SC Realty Shares Limited and Homestead were in compliance with all such covenants at December 31, 1999.

 Homestead Convertible Mortgage Notes Payable:

   At December 31, 1999, Homestead had outstanding convertible mortgage notes in the principal amount of $221,334,000, all of which were payable to Archstone. The notes are collateralized by 54 Homestead properties

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

with a cost of $359,300,000. The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of Archstone, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding). If these notes were converted Security Capital's ownership in Homestead would be reduced from 87.0% to 74.0%.

   In the third quarter of 1998, Homestead entered into an agreement whereby, through a series of transactions, Homestead extinguished $98,000,000 of 9.0% convertible mortgage notes due to Atlantic with the proceeds of the $122,000,000 first mortgage note (see note 8). The transaction resulted in a $25,344,000 loss on early extinguishment of debt measured as the difference between the $98,000,000 carrying amount of the 9.0% convertible mortgage notes and the amount paid to extinguish the debt, including transaction costs. The loss on extinguishment was recorded as an extraordinary item in the third quarter of 1998.

   The $122,000,000 first mortgage note was secured by 26 Homestead properties which had formerly secured the convertible mortgage notes to Atlantic. The $122,000,000 mortgage bore interest at LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2% through November 30, 1998, and LIBOR plus 2.25% thereafter through February 23, 1999, when the note was paid in full with the proceeds of a sale and leaseback of 18 of the 26 collateral properties (see Capital Lease Obligation in note 8).

 Belmont Construction Notes Payable:

   Belmont obtained a $22,865,000 commitment for construction loans from a bank during the third and fourth quarters of 1999 on three communities under construction. The loans bear interest at rates of 30-day LIBOR plus 2.5% during the construction period and 30-day LIBOR plus 2.35% after issuance of certificates of occupancy and operating licenses. The outstanding balance and weighted average interest rate as of December 31, 1999, was $16,022,000 and 8.38%, respectively. The loans have a maturity date of September 2001 and are secured by a deed of trust on land, building, furniture and fixtures and an assignment of rents and leases.

   The terms of the construction loans require Belmont to maintain certain financial ratios. Belmont was in compliance with all such requirements as of December 31, 1999. In January 2000, Belmont obtained a $14,775,000 commitment for a fourth community under construction, bringing Belmont's total commitment to $37,640,000.

 Senior Unsecured Notes:

   During 1998 and 1999 Security Capital issued the following unsecured long-term debt (in thousands):

   Principal                 Maturity  Semi-annual interest     Balance at
    Amount     Interest rate   Date       Payment Dates      December 31, 1999
   ---------   ------------- -------- ---------------------- -----------------
   $100,000        7.75%     11/15/03  May and November 15       $ 99,927
     14,700        7.66%     12/21/04 March and September 15       14,702
      5,000        7.75%     01/11/05 March and September 15        5,000
     54,550        7.80%     01/12/05 March and September 15       54,550
     25,750        7.80%     01/19/05 March and September 15       25,750
    200,000        6.95%     06/15/05  June and December 15       199,832
    100,000        7.15%     06/15/07  June and December 15        99,845
    200,000        7.70%     06/15/28  June and December 15       200,000
   --------                                                      --------
   $700,000                                                      $699,606
   ========                                                      ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to treasury security market yields available at redemption.

   Under the terms of the indentures, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indentures, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined in the indentures, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indentures, to be less than $1,500,000,000. At December 31, 1999, Security Capital was in compliance with all debt covenants contained in the indentures.

 Convertible Debentures:

   As of December 31, 1999 and 1998, Security Capital had $278,951,000 and $322,774,000, respectively, of 6.50% convertible subordinated debentures due 2016 outstanding. The convertible debentures accrue interest at 6.5% per annum and pay interest semi-annually in June and December. The convertible debentures are convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital can redeem the convertible debentures at par plus accrued interest at any time, upon not less than 60 days nor more than 90 days prior written notice to the holders.

   In November 1999, Security Capital's Board of Directors authorized the repurchase of up to $60,000,000 of the convertible debentures. As of December 31, 1999, Security Capital repurchased $37,750,000 principal amount of the convertible debentures, resulting in an extraordinary gain of $10,942,000.

 Other Long-Term Liabilities:

   Homestead had a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and performed certain services. The agreements extended through February 5, 2043, and provided for quarterly payments to Finder for assistance in the site location, development and initial operations of the first 39 Homestead Village properties. On October 25, 1999, Homestead paid the Finder $2,300,000 in full settlement of all amounts due under the agreements, including amounts owed for the third quarter of 1999, and the agreements and Homestead's obligation to pay any future amounts to Finder were terminated. The difference between the $7,900,000 carrying amount of the long-term liability at the time of repayment and the amount paid to terminate the agreements resulted in a gain of $5,800,000 which was recorded as an extraordinary item in the fourth quarter of 1999.

 Interest:

   Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                                                       1999     1998     1997
                                                     -------- -------- --------
      Total interest incurred....................... $141,663 $108,906 $174,317
                                                     ======== ======== ========
      Homestead and Belmont capitalized interest
       included in total interest incurred.......... $  8,209 $ 26,703 $ 69,883
                                                     ======== ======== ========
      Interest paid in cash......................... $133,643 $ 92,963 $111,445
                                                     ======== ======== ========
      Amortization of deferred financing costs
       included in interest expense................. $  6,155 $  6,360 $  5,031
                                                     ======== ======== ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(6) Shareholders' Equity

 Share Repurchase Program:

   In August 1999, Security Capital's Board of Directors authorized the repurchase of up to $100,000,000 of Class A Shares and Class B Shares of Security Capital. An additional $100,000,000 repurchase program for Class A Shares and Class B Shares was announced on December 8, 1999. As of December 31, 1999, under the share repurchase program, Security Capital had repurchased 69,705 Class A Shares and 5,601,547 Class B Shares for a combined purchase price of $119,126,000. Through March 1, 2000, under the share repurchase program, Security Capital had repurchased 86,113 Class A Shares and 8,298,347 Class B Shares for a combined purchase price of $163,698,000.

 Shelf Registration:

   In September 1998, Security Capital filed a $1,000,000,000 shelf registration statement with the Securities and Exchange Commission ("SEC"). These securities can be issued in the form of Class A Shares, Class B Shares, unsecured debt securities, preferred shares or warrants to purchase any of the above securities. They will be issued on an as-needed basis, subject to Security Capital's ability to complete offerings on satisfactory terms. As of December 31, 1999, Security Capital had $800,000,000 in shelf registered securities available for issuance.

 Series B Preferred Shares:

   On May 12, 1998, Security Capital issued 257,642 shares of Series B Preferred Shares, par value $.01 per share, to Commerzbank Aktiengesellshaft ("Commerzbank"), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Shares held by Commerzbank. Security Capital also paid a cash dividend to Commerzbank on the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250.

   The Series B Preferred Shares have a liquidation preference of $1,000 per share for an aggregate preference of $257,642,000 plus any accrued and unpaid dividends. Subject to certain adjustments, each Series B Preferred Share is convertible, at the option of the holder at any time, into 25.641026 Class B Shares (a conversion price of $39.00 per share). The Series B Preferred Shares are initially convertible into a total of 6,606,205 Class B Shares and are entitled to receive cumulative preferential cash distributions at the rate of 7.0% of the liquidation preference per annum. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

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

 Series A Preferred Shares:

   The 139,000 Series A Preferred Shares, which were exchanged for Series B Preferred Shares as described above, were issued on April 1, 1996. The Series A Preferred Shares had a liquidation preference of $1,000 per share for an aggregate preference of $139,000,000 plus any accrued but unpaid dividends. Holders of the Series A Preferred Shares received cash distributions at the rate of 7.5% of the liquidation preference per annum (equivalent to $75.00 per share).

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Debenture Interest Reinvestment Plan:

   Participants in Security Capital's Debenture Interest Reinvestment Plan may reinvest the cash portion of their interest payments applicable to Security Capital's convertible debentures in Class A Shares at the fair value per share determined as of the prior quarter end date.

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

 Per Share Data:

   The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Share under SFAS 128 for the periods indicated (in thousands, except per share amounts):

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
      Net income (loss) before extraordinary
       items and change in accounting
       principle...............................  $ (98,857) $(104,359) $116,579
      Preferred Share dividends................    (18,035)   (35,088)  (10,425)
                                                 ---------  ---------  --------
      Net income (loss) attributable to common
       shares before extraordinary items and
       change in accounting principle..........   (116,892)  (139,447)  106,154
      Debenture interest expense, net of tax...        --         --     12,860
                                                 ---------  ---------  --------
      Net income (loss) before extraordinary
       items and change in accounting principle
       attributable to common shares and
       assumed conversions.....................  $(116,892) $(139,447) $119,014
                                                 =========  =========  ========
      Basic weighted-average Class B Shares
       outstanding.............................    119,255    121,325    76,577
      Increase in shares which would result
       from:
        Exercise of options....................        --         --      1,302
        Exercise of warrants...................        --         --      2,605
        Conversion of debentures...............        --         --     12,570
                                                 ---------  ---------  --------
      Diluted weighted-average Class B Shares
       outstanding.............................    119,255    121,325    93,054
                                                 =========  =========  ========
      Per share net earnings (loss)
       attributable to Class B Shares before
       extraordinary item and change in
       accounting principle:
        Basic..................................  $   (0.98) $   (1.15) $   1.39
                                                 =========  =========  ========
        Diluted................................  $   (0.98) $   (1.15) $   1.28
                                                 =========  =========  ========

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   For loss periods (1999 and 1998), the Convertible Debentures and the Convertible Preferred Shares are not assumed converted and the conversion of options and warrants are not assumed exercised for the purpose of calculating diluted earnings per Class B Share as the effects are anti-dilutive.

(7) Stock Based Compensation

   Security Capital has stock option plans for directors, officers and key employees which provide for grants of non-qualified stock options and incentive options. Under all option plans, the option exercise price equals the fair value of the stock as of the date of grant. Vesting of the options commences no more than three years from grant date and options are fully vested no more than six years from grant date. Options expire ten years from date of grant. As of December 31, 1999, options to purchase 40,432 Class A Shares and 5,251,327 Class B Shares are available for issue.

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

                                                   1999       1998       1997
                                                 ---------  ---------  --------
      Net earnings (loss)--as reported.......... $(116,996) $(157,104) $106,154
      Net earnings (loss)--pro forma for SFAS
       123...................................... $(126,116) $(165,770) $102,435
      Basic earnings (loss) per share--as
       reported................................. $   (0.98) $   (1.29) $   1.39
      Basic earnings (loss) per share--pro
       forma.................................... $   (1.06) $   (1.37) $   1.34
      Diluted earnings (loss) per share--as
       reported................................. $   (0.98) $   (1.29) $   1.28
      Diluted earnings (loss) per share--pro
       forma.................................... $   (1.06) $   (1.37) $   1.21

   Pro forma net earnings for 1999, 1998 and 1997 include a deferred tax benefit of $4,911,000, $4,666,000 and $4,630,000, respectively, related to the additional compensation expense.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively:

                                                             1999   1998   1997
                                                             -----  -----  ----
      Risk-free interest rates:
        Class A Shares......................................  6.28%  4.74% 5.87%
        Class B Shares......................................  6.58%  4.72%  --
      Expected lives (in years):
        Class A Shares......................................  2.97   6.70  7.00
        Class B Shares......................................  6.25   6.25   --
      Expected dividends                                      None   None  None
      Expected volatility:
        Class A Shares......................................    32%    43%   22%
        Class B Shares......................................    30%    30%  --
      Weighted average fair value per share granted:
        Class A Shares...................................... $ 197  $ 744  $567
        Class B Shares...................................... $6.01  $6.39  $--

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A summary of the status of Security Capital's stock option plans at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the following table:

                                                     Common Stock
                                         ---------------------------------------
                                         Class A  Wtd. Avg.  Class B   Wtd. Avg.
                                         Shares   Ex. Price  Shares    Ex. Price
                                         -------  --------- ---------  ---------
      Outstanding at December 31, 1996.  140,314   $  639         --    $  --
        Converted from 12% debentures
         to common stock options(1)....   54,144    1,055         --       --
        Granted........................   53,035    1,476         --       --
        Acquisition of SCGPB
         Incorporated (see note 6).....  (23,836)     475         --       --
        Exercised......................   (7,472)     684         --       --
        Forfeited......................   (8,228)     944         --       --
                                         -------            ---------
      Outstanding at December 31, 1997.  207,957      966         --       --
                                         -------            ---------
        Granted........................    8,666    1,446   3,901,841    15.99
        Exercised......................   (1,488)     647         --       --
        Forfeited......................  (10,208)   1,090      (4,068)   18.44
                                         -------            ---------
      Outstanding at December 31, 1998.  204,927      983   3,897,773    15.98
                                         -------            ---------
        Granted........................      235      692   2,612,800    13.73
        Exercised......................   (1,766)     212         --       --
        Forfeited......................  (24,895)   1,264    (922,803)   15.81
                                         -------            ---------
      Outstanding at December 31, 1999.  178,501   $  951   5,587,770   $14.96
                                         =======            =========

--------
(1) $56,739,674 of 12% convertible subordinated debentures were converted to Class A Shares during 1997 at a conversion price of $1,048.

   The following table summarizes information about options outstanding at December 31, 1999:

                      Options Outstanding                       Options Exercisable
   ---------------------------------------------------------------------------------
                                          Wtd. Avg.
       Range of Exercise                  Remaining  Wtd. Avg.             Wtd. Avg.
    Prices for Class A and     Number    Contractual Exercise    Number    Exercise
           B Shares          Outstanding    Life       Price   Exercisable   Price
    ----------------------   ----------- ----------- --------- ----------- ---------
   Class A Shares:
     $62-1,043.............      72,011  3.58 years   $  497      50,469    $  353
     $1,046-1,139..........      61,702  5.30 years   $1,095      42,607    $1,082
     $1,154-1,600..........      44,788  7.86 years   $1,481      12,531    $1,472
                              ---------                          -------
                                178,501                          105,607
                              =========                          =======
   Class B Shares:
     $12-24................   5,587,770  9.21 years   $14.96     835,250    $15.87

 Restricted Stock Awards

   In December 1999 and 1998, Security Capital awarded 560,386 and 1,268,000 restricted Class B Share units, respectively, to certain officers. Each restricted Class B Share unit provides the holder with an award of one Class B Share, subject to either a four year, five year or performance-related vesting schedule. The related compensation expense is being recognized over the vesting periods. Compensation expense recognized was $3,576,000 and $715,000 for the years ended 1999 and 1998, respectively.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 401(k) Plan and Nonqualified Savings Plan

   Security Capital has a 401(k) plan and a nonqualified savings plan. The plans work together to provide for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation. The matching employer contributions are made in Class B Shares, which vest based on years of service at a rate of 20% per year.

(8) Leases

   On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 Homestead properties collaterizing a $122,000,000 mortgage note, which was due June 1999. Hospitality Properties Trust purchased the properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year and a minimum payment of $1,500,000 per year to a furniture, fixtures and equipment reserve. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay the $122,000,000 mortgage note and to post the approximate $16,000,000 security deposit.

   The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments, discounted at approximately 9.8%, was recorded as an asset of $145,000,000 to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the lease obligation at December 31, 1999, was $140,854,000.

   The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.

   Minimum future rental payments due under capital leases and non-cancelable operating leases (principally for office space and equipment) having remaining terms in excess of one year as of December 31, 1999, are as follows (in thousands):

                                                              Capital  Operating
                                                               Leases   Leases
                      Year Ended December 31,                 -------- ---------
      2000................................................... $ 17,460  $ 5,997
      2001...................................................   17,460    5,786
      2002...................................................   17,460    4,822
      2003...................................................   17,460    3,643
      2004...................................................   17,460    2,808
      Thereafter.............................................  192,060    6,142
                                                              --------  -------
          Total minimum payments.............................  279,360  $29,198
                                                                        =======
        Less amount representing interest....................  138,506
                                                              --------
      Present value of net minimum lease payments............ $140,854
                                                              ========

   Lease expense for the years ended December 31, 1999, 1998 and 1997, was $6,016,000, $5,445,000 and $4,008,000, respectively, including $695,000,
$676,000 and $1,445,000 in 1999, 1998 and 1997, respectively, paid to
ProLogis. Included above are lease agreements with ProLogis with total remaining obligations of $3,900,000.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(9) Income Taxes

   Security Capital accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"). Security Capital files a consolidated Federal income tax return. On May 28, 1999, Security Capital increased its ownership in Homestead from 69.8% to 87%. So long as Security Capital owns more than 80% of Homestead, Security Capital will consolidate Homestead's taxable results in Security Capital's federal income tax return. Prior to May 28, 1999, Homestead filed a separate federal income tax return. SC-US Real Estate Shares and SC-European Real Estate Shares have complied with the provisions of the Internal Revenue Code available to regulated investment companies and intend to distribute investment company net taxable income and net capital gains to shareholders. Therefore, no provision for federal income taxes has been made in Security Capital's consolidated financial statements for SC-US Real Estate Shares or SC-European Real Estate Shares.

   A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 35% in 1999, 1998 and 1997 to the amount recorded in the consolidated financial statements is as follows (in thousands):

                                                     1999      1998      1997
                                                   --------  --------  --------
      Computed U.S. Federal expected provision
       (benefit).................................  $(39,834) $(53,952) $ 60,534
      Increases (decreases) resulting from:
        Change in valuation allowance(1).........    11,295       --    (21,375)
        Non-taxable foreign income, net..........    (8,500)   (3,874)   (3,955)
        State and foreign taxes..................       (86)    1,337       --
        Issuance of shares to SCGPB Incorporated.       --        --      2,310
        Non-deductible warrant issuance..........       --        --     17,464
        Unrecognized tax benefits in consolidated
         subsidiaries............................    21,818     3,053      (814)
        Other....................................       458     3,646     2,214
                                                   --------  --------  --------
      Actual U.S. Federal provision (benefit)....  $(14,849) $(49,790) $ 56,378
                                                   ========  ========  ========

--------
(1) As of December 31, 1999, represents the valuation allowance provided against the capital loss tax benefit of $19,336,000 on the provision for loss on the sale of Strategic Hotel (see note 14).

   Security Capital has net operating loss carryforwards ("NOL's") of approximately $8,747,000 as of December 31, 1999. Security Capital had NOL's of approximately $57,300,000 at December 31, 1997. The 1997 NOL's were used entirely during 1998.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
      Deferred tax assets:
        Security Capital's NOL's..........................  $  3,061  $    --
        Homestead's NOL's.................................    30,657    29,144
        Deferred financing costs..........................    15,580    17,322
        Lease obligation, mortgages and other liabilities.    54,650     6,274
        Capitalized assets................................     2,071       --
                                                            --------  --------
        Gross deferred tax assets.........................   106,019    52,740
        Valuation allowance...............................   (39,455)  (29,662)
        Other.............................................     6,528       700
                                                            --------  --------
        Deferred tax assets, net of valuation allowances..    73,092    23,778
                                                            --------  --------
      Deferred tax liabilities:
        Investments in equity method operating companies..    (5,899)  (36,356)
        Depreciable assets................................   (79,418)  (23,078)
                                                            --------  --------
        Net deferred tax liability........................  $(12,225) $(35,656)
                                                            ========  ========

(10) Derivative Financial Instruments

   Security Capital uses derivatives to manage well-defined risks associated with interest rate fluctuations on anticipated transactions. In May 1998, in anticipation of the June 1998 debt offering (see note 5), Security Capital entered into a notional amount of $375,000,000 of forward treasury lock transactions. These contracts were terminated in June 1998, resulting in deferred losses totaling $9,500,000. These losses are being amortized into interest expense over the life of the related Senior Unsecured Notes which have a weighted average maturity of 16.6 years. As of December 31, 1999 and 1998, Security Capital had no interest rate hedge contracts outstanding.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(11) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands except per share amounts) for 1999 and 1998 is summarized below. As discussed in note 1, because of a change in SC-European Realty's operating strategy, Security Capital was required to restate the last three quarters of 1998 and the first three quarters of 1999 to reflect this change. Therefore, presented below are both the restated and the previously reported amounts.

                                      Three Months Ended
                         -----------------------------------------------  Year Ended
                         March 31,  June 30,  September 30, December 31, December 31,
                         ---------  --------  ------------- ------------ ------------
Restated 1999:
  Revenues, including
   equity in earnings
   (loss)............... $   6,180  $225,130    $  76,474     $102,161    $ 409,945
  Loss from operations..   (95,542)   (7,366)     (30,666)        (561)    (134,135)
  Net earnings (loss)...   (83,701)  (22,700)     (20,447)       9,852     (116,996)
  Basic earnings (loss)
   per Class B Share....     (0.69)    (0.19)       (0.17)        0.09        (0.98)
  Diluted earnings
   (loss) per Class B
   Share................     (0.69)    (0.19)       (0.17)        0.08        (0.98)
Restated 1998:
  Revenues, including
   equity in earnings
   (loss)............... $  66,431  $ 49,026    $ (58,416)    $108,436    $ 165,477
  Earnings (loss) from
   operations...........    10,625   (24,714)    (141,796)        (466)    (156,351)
  Net earnings (loss)...     4,027   (42,440)    (116,510)      (2,181)    (157,104)
  Basic earnings (loss)
   per Class B Share....      0.03     (0.35)       (0.97)       (0.02)       (1.29)
  Diluted earnings
   (loss) per Class B
   Share................      0.03     (0.35)       (0.97)       (0.02)       (1.29)
Previously Reported
 1999:
  Revenues, including
   equity in earnings
   (loss)............... $ (10,072) $215,969    $  90,222          N/A          N/A
  Loss from operations..  (111,794)  (16,527)     (16,918)         N/A          N/A
  Net loss..............   (94,131)  (28,654)     (11,511)         N/A          N/A
  Basic loss per Class B
   Share................     (0.78)    (0.24)       (0.10)         N/A          N/A
  Diluted loss per Class
   B Share..............     (0.78)    (0.24)       (0.10)         N/A          N/A
Previously Reported
 1998:
  Revenues, including
   equity in earnings
   (loss)............... $  66,431  $ 49,596    $ (56,198)    $113,349    $ 173,178
  Earnings (loss) from
   operations...........    10,625   (24,144)    (139,578)       4,447     (148,650)
  Net earnings (loss)...     4,027   (42,070)    (115,067)       1,012     (152,098)
  Basic earnings (loss)
   per Class B Share....      0.03     (0.35)       (0.96)        0.01        (1.25)
  Diluted earnings
   (loss) per Class B
   Share................      0.03     (0.35)       (0.96)        0.01        (1.25)

(12) Fair Values of Financial Instruments

   The following disclosures of the estimated fair value of financial instruments were determined by Security Capital based on quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. Considerable judgement and a high

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that Security Capital could realize upon disposition.

   The carrying amount of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 1999 and 1998, because of the short maturity of these instruments. Similarly, the carrying value of lines of credit borrowings and the carrying value of the Belmont construction notes payable approximates fair value at the balance sheet dates since the interest rates fluctuate based on published market rates.

   The following table reflects the carrying amount and estimated fair value of Security Capital's long-term debt at December 31 (in thousands):

                                                  1999              1998
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
      Long-term debt....................... $699,606 $645,159 $614,236 $575,514
      Convertible debentures............... $278,951 $227,261 $322,774 $261,253
      Homestead convertible mortgage notes
       payable............................. $221,334 $218,000 $221,334 $218,363

(13) Homestead Special Charge

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

   Carrying costs on the land sites, such as interest and property taxes, have been expensed since April 1999, and will continue until the sites are disposed of and will adversely affect earnings until disposal. Of the 24 land sites originally held for sale as of May 1999, one was sold in third quarter 1999 and ten were sold in the fourth quarter 1999. Sales of these parcels generated $72,600,000 in net proceeds. Six of the remaining 13 land sites are subject to the security interests of the lenders under the Homestead line of credit and any sale of the encumbered sites requires the consent of the lenders. Proceeds from the sale of encumbered sites will be used to repay the Homestead line of credit.

(14) Strategic Hotel

   On June 28, 1999, Security Capital's board of directors approved the sale of its entire ownership position to Strategic Hotel. The sale closed on September 10, 1999, for net proceeds of approximately $329,000,000. A provision for loss on the sale of Strategic Hotel of $55,245,000 was recorded as of June 28, 1999. In conjunction with the provision, a capital loss tax benefit of $19,336,000 was recorded. However, a valuation allowance of

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$11,295,000 was provided against the tax benefit (see note 9) because Security Capital currently has no definitive plans to sell any assets which would generate sufficient taxable capital gains to offset this capital loss.

   As a result of the write-down in carrying value of Strategic Hotel to its net sales value, equity in earnings from Strategic Hotel were not recorded after the second quarter of 1999.

(15) Change in Accounting Principle

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), establishing accounting standards requiring the expensing of organizational, pre-opening and start-up costs. Security Capital adopted SOP 98-5 effective January 1, 1999. Upon adoption, any material unamortized organizational, pre-opening and start-up costs were written off as a cumulative effect of adoption of an accounting standard. The cumulative impact of the adoption of SOP 98-5 on Security Capital's results of operation and financial position was $16,136,000 in the first quarter of 1999, primarily related to Homestead and Belmont.

(16) Commitments and Contingencies

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

   Security Capital and its affiliates have committed to invest up to $518,258,000 in equity securities of SC-European Realty (see note 2). As of December 31, 1999, $440,542,000 had been funded by Security Capital and its affiliates. As of December 31, 1999, $76,097,000 had been funded by Security Capital to Belmont and an additional $31,903,000 of unfunded commitments remained. At December 31, 1999, Belmont had approximately $14,100,000 of unfunded commitments for developments under construction.

(17) Subsequent Event

   On March 23, 2000, Security Capital announced a proposal to acquire all of the outstanding shares of Homestead common stock it does not already own for $3.40 per share in cash. The aggregate value of the transaction would be approximately $53.0 million. The Homestead Board is expected to form a special committee consisting of independent members of the Homestead Board to consider Security Capital's proposal. Security Capital may amend or withdraw the proposal at any time in its sole discretion and, therefore, there are no assurances that the transaction will be consummated.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        BALANCE SHEETS (Unconsolidated)

                       (In thousands, except share data)


                                                            December 31,
                                                        ----------------------
                        ASSETS                             1999        1998
                        ------                          ----------  ----------
Investments in and advances to subsidiaries............ $3,222,644  $3,505,486
Cash and cash equivalents..............................         74          85
Other assets...........................................     36,226      35,538
                                                        ----------  ----------
    Total assets....................................... $3,258,944  $3,541,109
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Long-term debt....................................... $  699,606  $  614,236
  Convertible debt.....................................    278,951     322,774
  Line of Credit.......................................     90,900     163,400
  Accounts payable and accrued expenses................      8,964      17,982
                                                        ----------  ----------
    Total liabilities..................................  1,078,421   1,118,392
                                                        ----------  ----------
Shareholders' Equity:
  Class A Shares, $.01 par value; 20,000,000 shares
   authorized, 1,218,411 and 1,487,109 shares issued
   and outstanding in 1999 and 1998, respectively......         12          15
  Class B Shares, $.01 par value; 229,537,385 shares
   authorized; 52,695,620 and 47,628,481 shares issued
   and outstanding in 1999 and 1998, respectively......        527         476
  Series B Preferred Shares, $.01 par value; 257,642
   shares issued and outstanding in 1999 and 1998;
   stated liquidation preference of $1,000 per share...    257,642     257,642
  Additional paid-in capital...........................  2,308,010   2,415,861
  Accumulated other comprehensive income (loss)........    (12,020)      5,375
  Accumulated deficit..................................   (373,648)   (256,652)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,180,523   2,422,717
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,258,944  $3,541,109
                                                        ==========  ==========


     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unconsolidated)

                                 (In thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
INCOME:
  Equity in earnings (loss) of subsidiaries.... $ (10,519) $ (23,386) $172,145
  Interest and other income....................     8,432      6,450     6,905
                                                ---------  ---------  --------
                                                   (2,087)   (16,936)  179,050
                                                ---------  ---------  --------
EXPENSES:
  General, administrative and other expenses...    18,587     21,750    33,830
  Interest expense.............................    83,745     49,519    94,749
                                                ---------  ---------  --------
                                                  102,332     71,269   128,579
                                                ---------  ---------  --------
Earnings (loss) from operations................  (104,419)   (88,205)   50,471
  Gain on sale of management companies.........       --         --     93,395
                                                ---------  ---------  --------
Earnings (loss) before income taxes............  (104,419)   (88,205)  143,866
                                                ---------  ---------  --------
Provision for income benefit (expense):
  Current......................................     5,702      4,636       --
  Deferred.....................................      (140)   (20,790)  (27,287)
                                                ---------  ---------  --------
Total income tax benefit (expense).............     5,562    (16,154)  (27,287)
                                                ---------  ---------  --------
Net earnings (loss) before extraordinary items
 and change in accounting principle............   (98,857)  (104,359)  116,579
  Extraordinary items--gain (loss) on early
   extinguishments of debt.....................    16,032    (17,657)      --
  Change in accounting principle--cumulative
   effect on prior years of expensing costs of
   start-up activities.........................   (16,136)       --        --
                                                ---------  ---------  --------
Net earnings (loss)............................   (98,961)  (122,016)  116,579
  Less Series A Preferred Share dividends......   (18,035)   (35,088)  (10,425)
                                                ---------  ---------  --------
Net earnings (loss) attributable to common
 shares........................................  (116,996)  (157,104)  106,154
Other comprehensive income (loss):
  Foreign currency translation adjustments,
   common net..................................   (17,395)     5,375       --
                                                ---------  ---------  --------
Comprehensive income (loss).................... $(134,391) $(151,729) $106,154
                                                =========  =========  ========


     See notes to consolidated financial statements and accompanying notes.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS (Unconsolidated)

                                 (In thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Operating Activities:
 Net earnings (loss)..........................  $ (98,961) $(122,016) $ 116,579
 Adjustments to reconcile net earnings (loss)
  to cash flows provided by operating
  activities:
   Equity in (earnings) loss of subsidiaries..     10,519     41,043   (172,145)
   Distributions from subsidiaries............    550,061    191,296     65,739
   Provision (benefit) for deferred income
    taxes.....................................        140     20,790     27,287
   Extraordinary items--(gain) loss on early
    extinguishments of debt...................    (16,032)    17,657        --
   Cumulative effect on prior years of
    expensing costs of start up activities....     16,136        --         --
   Gain on sale of management companies.......        --         --     (93,395)
 Decrease (increase) in other assets..........     (2,557)     5,317      2,575
 Increase (decrease) in accounts payable and
  accrued expenses............................     (8,458)   (13,407)     2,353
                                                ---------  ---------  ---------
     Net cash provided by (used in) operating
      activities..............................    450,848    140,680    (51,007)
                                                ---------  ---------  ---------
Investing Activities:
 Investment in and advances to subsidiaries...   (305,560)  (379,154)  (733,486)
 Other........................................      1,169       (375)    (2,309)
                                                ---------  ---------  ---------
     Net cash flows used in investing
      activities..............................   (304,391)  (379,529)  (735,795)
                                                ---------  ---------  ---------
Financing Activities:
 Proceeds from issuance of convertible debt...        --         --      98,729
 Extinguishment of debt.......................    (27,428)       --         --
 Proceeds from sale of common shares, net of
  expense.....................................      5,880      6,382    692,877
 Proceeds from line of credit.................    436,910    354,800        --
 Payments on line of credit...................   (509,410)  (721,400)       --
 Proceeds from long-term debt offerings.......     85,317    614,236        --
 Repurchase of common shares..................   (119,754)      (641)    (1,834)
 Preferred dividends paid.....................    (18,035)   (15,245)   (10,425)
 Other........................................         52        --         381
                                                ---------  ---------  ---------
     Net cash flows provided by (used in)
      financing activities....................   (146,468)   238,132    779,728
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................        (11)      (717)    (7,074)
Cash and cash equivalents, beginning of year..         85        802      7,876
                                                ---------  ---------  ---------
Cash and cash equivalents, end of year........  $      74  $      85  $     802
                                                =========  =========  =========
Non-Cash Investing and Financing Activities:
 Issuance of Series B Preferred Shares:
   Series B Preferred Shares issued...........  $     --   $ 257,642  $     --
   Series A Preferred Shares retired..........        --    (139,000)       --
   Fair value of Class B Shares retired.......        --     (98,799)       --
   Series A Preferred dividend recorded.......        --     (19,843)       --
                                                ---------  ---------  ---------
                                                $     --   $     --   $     --
                                                =========  =========  =========
Transfer of line of credit from SC Realty.....  $     --   $ 530,000  $     --
                                                =========  =========  =========
Shares issued to acquire SCGPB Incorporated...  $     --   $     --   $   6,600
                                                =========  =========  =========
Shares received from Archstone in exchange for
 management companies.........................  $     --   $     --   $  75,838
                                                =========  =========  =========
Shares received from ProLogis in exchange for
 management companies.........................  $     --   $     --   $  81,871
                                                =========  =========  =========
Issuance of Warrants to Atlantic shareholders.  $     --   $     --   $  11,530
                                                =========  =========  =========
Conversion of 2014 and 2016 Debentures........  $   6,073  $     250  $ 757,754
                                                =========  =========  =========
Contribution of shares to SC Realty:
 ProLogis Trust...............................  $     --   $     --   $  81,871
 Archstone Communities Trust..................        --         --      75,838
 Security Capital Atlantic Incorporated.......        --         --      13,655
                                                ---------  ---------  ---------
                                                      --         --     171,364
 Less deferred income taxes...................        --         --     (48,777)
                                                ---------  ---------  ---------
                                                $     --   $     --   $ 122,587
                                                =========  =========  =========
 Security Capital U.S. Real Estate Shares.....  $     --   $     --   $   9,927
                                                =========  =========  =========
 Homestead Village Incorporated...............  $     --   $     --   $     748
                                                =========  =========  =========
Contribution of Belmont note receivable to SC
 Realty.......................................  $     --   $     --   $   9,453
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

   At December 31, 1999, SC Realty holds interests in the following companies:
Archstone Communities Trust, BelmontCorp, Homestead Village Incorporated, ProLogis Trust, Security Capital European Realty, Security Capital European Real Estate Shares, Security Capital Preferred Growth, Security Capital U.S. Real Estate Shares and Security Capital U.S. Realty. The Financial Services Division provides operational and capital deployment oversight, capital management, capital markets, corporate services and research services for the companies in which SC Realty has directly and indirectly invested.

 Restatement of prior period results:

   In the fourth quarter of 1999, the Board of Directors of Security Capital European Realty ("SC-European Realty") approved a change in operating strategy by determining to retain, in general, at least an 80% interest in its investees and by becoming more active in the day to day operations of its investees.

   As a result of this change in strategy, SC-European Realty has changed its basis of accounting from fair value accounting to historical cost accounting. Fair value accounting requires that investments be marked to their fair value and unrealized gains and losses be recognized as a component of net income. Historical cost accounting requires that the operations of investments that are owned greater than 50% be consolidated on the historical cost basis and operations of investments that are owned between 20% and 50% be reported using the equity method of accounting based on the historical cost basis financial statements of the investee. Under generally accepted accounting principles, such a change in accounting requires a restatement of all prior periods so that the results of those periods are reported as if this change had been made retroactive to the entity's inception. SC-European Realty was established in 1998; therefore, Security Capital has restated its 1998 consolidated financial statements and the first three quarters of its 1999 consolidated financial statements.

   The impact of this restatement on Security Capital's financial statements for the year ended and as of December 31, 1998, is as follows:

                                                      As Previously
                                                        Reported     Restated
                                                      ------------- ----------
Balance Sheet:
  Investments in and advances to subsidiaries........  $3,505,117   $3,505,486
Statement of Operations:
  Equity in loss of subsidiaries.....................  $  (36,037)  $  (23,386)
  Net loss attributable to common shares.............    (152,098)    (157,104)
  Comprehensive loss.................................    (152,098)    (151,729)

   Dividends from consolidated subsidiaries amounted to $550,061,000, $191,296,000, and $65,739,000 during 1999, 1998 and 1997, respectively.

2. Indebtedness

   See discussion on Security Capital's line of credit, Senior Unsecured Notes and Convertible Debt in note 5 to the consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unconsolidated)--(Continued)

3. Income Taxes

   Security Capital files a consolidated Federal income tax return which includes SC Realty and the Financial Services Division companies. Security Capital has net operating loss carryforwards ("NOL's") of approximately $8,747,000 as of December 31, 1999. At December 31, 1997, Security Capital had NOL's amounting to approximately $57,300,000, all of which were used during 1998. The income tax benefit ($5,562,000) in 1999 is comprised of $5,702,000 of current income tax benefit offset by a deferred tax expense of $140,000. The income tax expense ($16,154,000) in 1998 is comprised of $4,636,000 of current income tax benefit partially offset by the deferred tax expense of $20,790,000 related to use of the NOL's. The income tax expense ($27,287,000) in 1997 is comprised of $48,777,000 of deferred tax expense applicable to the gain on sale of the management companies offset by the effect of the deferred tax asset ($21,490,000) applicable to Security Capital's NOL's. A deferred tax asset in 1998 and liability in 1997 was recorded by SC Realty applicable to its equity method investments.

4. Reclassifications

   Certain amounts in 1997 and 1998 have been reclassified to conform to the 1999 presentation.

                         Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

   We have audited the accompanying balance sheets of Archstone Communities Trust as of December 31, 1999 and 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archstone Communities Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
January 27, 2000, except as to Note 16,
which is as of February 4, 2000

                          ARCHSTONE COMMUNITIES TRUST

                                 BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             1999        1998
                        ------                          ----------  ----------
Real estate............................................ $5,217,331  $4,869,801
Less accumulated depreciation..........................    300,658     205,795
                                                        ----------  ----------
                                                         4,916,673   4,664,006
Mortgage notes receivable, net.........................    210,357     211,967
                                                        ----------  ----------
    Net investments....................................  5,127,030   4,875,973
Cash and cash equivalents..............................     10,072      10,119
Restricted cash in tax-deferred exchange escrow........     68,729      90,874
Other assets...........................................     96,606      82,932
                                                        ----------  ----------
    Total assets....................................... $5,302,437  $5,059,898
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Unsecured credit facilities.......................... $  493,536  $  264,651
  Long-Term Unsecured Debt.............................  1,276,572   1,231,167
  Mortgages payable....................................    694,948     676,613
  Distributions payable................................     53,518      53,364
  Accounts payable.....................................     26,677      55,649
  Accrued expenses.....................................     74,462      83,114
  Other liabilities....................................     59,915      45,556
                                                        ----------  ----------
    Total liabilities..................................  2,679,628   2,410,114
                                                        ----------  ----------
Minority interest......................................     55,303      21,459
                                                        ----------  ----------
Shareholders' equity:
  Series A Convertible Preferred Shares (3,705,390
   shares in 1999 and 4,700,615 in 1998; stated
   liquidation preference of $25 per share)............     92,635     117,515
  Series B Preferred Shares (4,200,000 shares;
   liquidation preference of $25 per share)............    105,000     105,000
  Series C Preferred Shares (2,000,000 shares;
   liquidation preference of $25 per share)............     50,000      50,000
  Series D Preferred Shares (2,000,000 shares;
   liquidation preference of $25 per share)............     50,000         --
  Common Shares (139,008,353 in 1999 and 143,313,015 in
   1998)...............................................    139,008     143,313
  Additional paid-in capital...........................  2,271,856   2,350,239
  Unrealized holding gain..............................        394         --
  Distributions in excess of net earnings..............   (141,387)   (137,742)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,567,506   2,628,325
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $5,302,437  $5,059,898
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                             STATEMENTS OF EARNINGS

                    (In thousands, except per share amounts)

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Revenues:
 Rental revenues..................................... $637,808 $484,539 $335,060
 Other income........................................   29,064   29,106   20,602
                                                      -------- -------- --------
                                                       666,872  513,645  355,662
                                                      -------- -------- --------
Expenses:
 Rental expenses.....................................  163,110  130,558   88,023
 Rental expenses paid to affiliate...................    1,996    2,521    7,642
 Real estate taxes...................................   52,421   40,681   27,386
 Depreciation on real estate investments.............  132,437   96,337   52,893
 Interest expense....................................  121,494   83,350   61,153
 General and administrative expenses.................   20,521   13,978    4,036
 General and administrative expenses paid to
  affiliate..........................................    1,635    2,114   14,314
 Nonrecurring expenses:
   Branding strategy and Atlantic Merger integration.      --     2,193      --
   Costs incurred in acquiring management companies
    from an affiliate................................      --       --    71,707
 Provision for possible loss on investments..........    2,000    4,700    3,000
 Other expenses......................................    3,979    3,287      822
                                                      -------- -------- --------
                                                       499,593  379,719  330,976
                                                      -------- -------- --------
Earnings from operations.............................  167,279  133,926   24,686
 Gains on dispositions of depreciated real estate,
  net................................................   62,093   65,531   48,232
                                                      -------- -------- --------
Earnings before extraordinary items..................  229,372  199,457   72,918
 Less extraordinary items............................    1,113    1,497      --
                                                      -------- -------- --------
Net earnings.........................................  228,259  197,960   72,918
 Less Preferred Share dividends......................   23,731   20,938   19,384
                                                      -------- -------- --------
Net earnings attributable to Common Shares--Basic.... $204,528 $177,022 $ 53,534
                                                      ======== ======== ========
Weighted average Common Shares outstanding--Basic....  139,801  118,592   81,870
                                                      -------- -------- --------
Weighted average Common Shares outstanding--Diluted..  139,829  125,825   81,908
                                                      -------- -------- --------
Earnings before extraordinary item per Common Share:
 Basic............................................... $   1.47 $   1.51 $   0.65
                                                      ======== ======== ========
 Diluted............................................. $   1.47 $   1.50 $   0.65
                                                      ======== ======== ========
Net earnings per Common Share:
 Basic and Diluted................................... $   1.46 $   1.49 $   0.65
                                                      ======== ======== ========
Distributions paid per Common Share.................. $   1.48 $   1.39 $   1.30
                                                      ======== ======== ========

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                      Series A
                     Convertible  Series B    Series C    Series D
                      Preferred   Preferred   Preferred   Preferred                                   Distribu-
                      Shares at   Shares at   Shares at   Shares at   Common               Unrealized tions in
                      aggregate   aggregate   aggregate   aggregate   Shares   Additional   holding    excess
                     liquidation liquidation liquidation liquidation  at par    paid-in       gain     of net
                     preference  preference  preference  preference   value     capital      (loss)   earnings     Total
                     ----------- ----------- ----------- ----------- --------  ----------  ---------- ---------  ----------
Balances at
 December 31, 1996.   $162,374    $105,000     $   --      $   --    $ 75,511  $  918,434   $ 74,923  $ (68,734) $1,267,508
 Comprehensive
  income:
 Net earnings......        --          --          --          --         --          --         --      72,918      72,918
 Preferred Share
  dividends paid...        --          --          --          --         --          --         --     (19,384)    (19,384)
 Other
  comprehensive
  income...........        --          --          --          --         --          --       8,871        --        8,871
                                                                                                                 ----------
 Comprehensive
  income
  attributable to
  Common Shares....        --          --          --          --         --          --         --         --       62,405
                                                                                                                 ----------
 Common Share
  distributions....        --          --          --          --         --          --         --    (112,505)   (112,505)
 Issuance of shares
  to affiliate.....        --          --          --          --       3,296      68,780        --         --       72,076
 Issuance of
  shares, net of
  expenses.........        --          --          --          --      11,420     236,956        --         --      248,376
 Other, net........    (27,164)        --          --          --       2,407      27,333        --         --        2,576
                      --------    --------     -------     -------   --------  ----------   --------  ---------  ----------
Balances at
 December 31, 1997.    135,210     105,000         --          --      92,634   1,251,503     83,794   (127,705)  1,540,436
 Comprehensive
  income:
 Net earnings......        --          --          --          --         --          --         --     197,960     197,960
 Preferred Share
  dividends paid...        --          --          --          --         --          --         --     (20,938)    (20,938)
 Other
  comprehensive
  income...........        --          --          --          --         --          --     (83,794)       --      (83,794)
                                                                                                                 ----------
 Comprehensive
  income
  attributable to
  Common Shares....        --          --          --          --         --          --         --         --       93,228
                                                                                                                 ----------
 Common Share
  distributions....        --          --          --          --         --          --         --    (187,059)   (187,059)
 Atlantic Merger...        --          --       50,000         --      47,752   1,038,390        --         --    1,136,142
 Issuance of
  shares, net of
  expenses.........        --          --          --          --       2,050      41,959        --         --       44,009
 Other, net........    (17,695)        --          --          --         877      18,387        --         --        1,569
                      --------    --------     -------     -------   --------  ----------   --------  ---------  ----------
Balances at
 December 31, 1998.    117,515     105,000      50,000         --     143,313   2,350,239        --    (137,742)  2,628,325
 Comprehensive
  income:
 Net earnings......        --          --          --          --         --          --         --     228,259     228,259
 Preferred Share
  dividends paid...        --          --          --          --         --          --         --     (23,731)    (23,731)
 Other
  comprehensive
  income...........        --          --          --          --         --          --         394        --          394
                                                                                                                 ----------
 Comprehensive
  income
  attributable to
  Common Shares....        --          --          --          --         --          --         --         --      204,922
                                                                                                                 ----------
 Common Share
  distributions....        --          --          --          --         --          --         --    (208,173)   (208,173)
 Repurchase of
  shares, net of
  expenses.........       (750)        --          --          --      (6,098)   (114,733)       --         --     (121,581)
 Issuance of
  shares, net of
  expenses.........        --          --          --       50,000        --       (1,740)       --         --       48,260
 Other, net........    (24,130)        --          --          --       1,793      38,090        --         --       15,753
                      --------    --------     -------     -------   --------  ----------   --------  ---------  ----------
Balances at
 December 31, 1999.   $ 92,635    $105,000     $50,000     $50,000   $139,008  $2,271,856   $    394  $(141,387) $2,567,506
                      ========    ========     =======     =======   ========  ==========   ========  =========  ==========

    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating activities:
 Net earnings................................. $ 228,259  $ 197,960  $  72,918
 Adjustments to reconcile net earnings to net
  cash flow provided by operating activities:
   Depreciation and amortization..............   133,817     96,908     54,541
   Gains on dispositions of depreciated real
    estate, net...............................   (62,093)   (65,531)   (48,232)
   Provision for possible loss on investments.     2,000      4,700      3,000
   Costs incurred in acquiring management
    companies from an affiliate...............       --         --      71,707
   Extraordinary item.........................     1,113      1,497        --
 Change in accounts payable...................   (19,119)    (9,714)     4,000
 Change in accrued expenses and other
  liabilities.................................     4,598     16,886     11,034
 Change in other assets.......................    (6,038)   (21,172)    (9,244)
                                               ---------  ---------  ---------
   Net cash flow provided by operating
    activities................................   282,537    221,534    159,724
                                               ---------  ---------  ---------
Investing activities:
 Real estate investments......................  (801,805)  (688,151)  (616,100)
 Proceeds from dispositions, net of closing
  costs.......................................   572,741    401,031    297,895
 Cash acquired in Atlantic Merger.............       --      79,359        --
 Change in tax-deferred exchange escrow.......    22,145    (90,874)       --
 Funding of convertible mortgage notes
  receivable..................................       --     (11,895)   (85,750)
 Other, net...................................    (3,522)     1,385        843
                                               ---------  ---------  ---------
   Net cash flow used in investing activities.  (210,441)  (309,145)  (403,112)
                                               ---------  ---------  ---------
Financing activities:
 Proceeds from (payments on) Long-Term
  Unsecured Debt..............................   (30,000)   447,200     50,000
 Proceeds from Fannie Mae secured debt........    36,206    268,450        --
 Debt issuance costs incurred.................    (6,304)   (14,281)    (1,518)
 Principal payments on mortgages payable......   (62,965)  (111,325)   (53,131)
 Proceeds from bond refinancing...............    16,000        --         --
 Proceeds from (payments on) unsecured credit
  facilities, net.............................   228,885   (356,621)   121,300
 Repurchase of Common Shares..................  (121,581)       --         --
 Proceeds from issuance of Common Shares,
  net.........................................       --      44,009    249,199
 Proceeds from issuance of Series D Preferred
  Shares, net.................................    48,260        --         --
 Proceeds from issuance of perpetual
  preferred units.............................    41,969        --         --
 Cash distributions paid on Common Shares.....  (208,018)  (165,190)  (105,547)
 Cash dividends paid on Preferred Shares......   (23,731)   (20,938)   (19,384)
 Other, net...................................     9,136      1,499      1,753
                                               ---------  ---------  ---------
   Net cash flow provided by (used in)
    financing activities......................   (72,143)    92,803    242,672
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......       (47)     5,192       (716)
Cash and cash equivalents at beginning of
 year.........................................    10,119      4,927      5,643
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  10,072  $  10,119  $   4,927
                                               =========  =========  =========

   See Note 15 for supplemental information on non-cash investing and financing activities.


    The accompanying notes are an integral part of the financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

(1) Description of Business and Summary of Significant Accounting Policies

   In July 1998, Security Capital Atlantic Incorporated was merged with and into Security Capital Pacific Trust. This transaction is hereafter referred to as the "Atlantic Merger". Upon consummation of the Atlantic Merger, the name of the company was changed to Archstone Communities Trust. Financial information and references throughout this document are labeled "Archstone" for both pre- and post- transaction periods. Archstone's financial statements and related footnotes as of and for the period from the merger date (July
1998) to December 31, 1998 give effect to the Atlantic Merger, which was accounted for under the purchase method. See Note 8 for a more complete discussion.

 Business

   Archstone is an equity real estate investment trust ("REIT") organized in 1963 under the laws of the state of Maryland. Archstone primarily owns, operates, develops, acquires and redevelops income-producing apartment communities in our strategic target markets throughout the United States.

 Principles of Financial Presentation

   The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for investments when we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

   The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Cash and Cash Equivalents

   We consider all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

   Real estate, other than land and properties held for sale, is carried at depreciated cost. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Such assets are no longer depreciated when designated as held for sale. We periodically review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment's book value to its estimated future cash flows, on an undiscounted basis.

   We capitalize direct and certain related indirect costs associated with the successful acquisition, development or improvement of real estate. Capitalized costs associated with unsuccessful acquisition or development pursuits are expensed at the time the pursuit is abandoned.

                          ARCHSTONE COMMUNITIES TRUST

   Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

      Buildings and related land improvements....................... 20-40 years
      Furniture, fixtures, equipment and other......................  5-10 years

 Interest

   During 1999, 1998 and 1997, the total interest paid in cash on all outstanding debt, was $148.0 million, $96.4 million, and $73.1 million, respectively.

   We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during 1999, 1998 and 1997 aggregated $31.9 million, $29.9 million, and $17.6 million, respectively.

 Cost of Raising Capital

   Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with refinanced debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 1999, 1998 and 1997 was $4.8 million, $3.3 million, and $3.2 million, respectively.

   We occasionally utilize derivative financial instruments to lower our overall borrowing costs. The costs associated with entering into these agreements, as well as the related gains or losses on such agreements, are deferred and are amortized into interest expense over the term of the underlying debt.

 Revenue and Gain Recognition

   We generally lease our apartment units under operating leases with terms of one year or less. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

   Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

 Rental Expenses

   Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities (net of utility reimbursements from residents), repairs and maintenance, make-ready, property insurance, marketing, landscaping, and other on-site and related administrative costs.

 Federal Income Taxes

   We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believe Archstone qualifies as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

                          ARCHSTONE COMMUNITIES TRUST

 Comprehensive Income

   Comprehensive income, which is defined as all changes in equity during each period except those resulting from transactions with or distributions to shareholders, is displayed in the accompanying Statements of Shareholders' Equity. The amounts reflected as "other comprehensive income" in 1998 and 1997 reflect unrealized holding gains and losses on convertible mortgages notes receivable (see Note 3).

 Per Share Data

   Following is a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated (in thousands):

                                                        1999     1998    1997
                                                      -------- -------- -------
Reconciliation of numerator between basic and diluted net earnings per Common
Share (1):

Net earnings attributable to Common Shares--Basic.... $204,528 $177,022 $53,534
  Dividends on Series A Convertible Preferred Shares.      --     9,332     --
  Minority interest..................................      --       645     --
                                                      -------- -------- -------
Net earnings attributable to Common Shares--Diluted.. $204,528 $186,999 $53,534
                                                      ======== ======== =======
Reconciliation of denominator between basic and diluted net earnings per
Common Share (1):

Weighted average number of Common Shares
 outstanding--Basic..................................  139,801  118,592  81,870
  Assumed conversion of Series A Convertible
   Preferred Shares into Common Shares...............      --     6,765     --
  Minority interest..................................      --       458     --
  Incremental options outstanding....................       28       10      38
                                                      -------- -------- -------
Weighted average number of Common Shares
 outstanding--Diluted................................  139,829  125,825  81,908
                                                      ======== ======== =======

--------
(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

 Expected Impact of New Accounting Rules

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which established standards for the accounting and reporting of derivative instruments. The new rules, which become effective January 1, 2001, are not expected to have a material impact on Archstone's financial position or results of operations. See Note 11 for further information on derivative financial instruments.

 Reclassifications

   Certain of the 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

                          ARCHSTONE COMMUNITIES TRUST

(2) Real Estate

 Investments in Real Estate

   Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                       December 31,
                                            -----------------------------------
                                                  1999            1998 (1)
                                            ----------------- -----------------
                                            Investment Units  Investment Units
                                            ---------- ------ ---------- ------
Apartment communities:
  Operating communities.................... $4,444,289 68,255 $4,027,044 69,341
  Communities under construction (2) ......    563,020  7,830    701,897 12,120
  Development communities In Planning (3)
    Owned..................................     45,481  2,096     69,710  3,398
    Under Control (4)......................        --   2,375        --   3,772
                                            ---------- ------ ---------- ------
      Total development communities In
       Planning............................     45,481  4,471     69,710  7,170
                                            ---------- ------ ---------- ------
    Total apartment communities............  5,052,790 80,556  4,798,651 88,631
                                            ---------- ------ ---------- ------
Hotel asset (5)............................     22,870            22,870
Other real estate assets (6)...............    141,671            48,280
                                            ----------        ----------
      Total real estate.................... $5,217,331        $4,869,801
                                            ==========        ==========

--------
(1) Includes the real estate assets acquired in the Atlantic Merger (see Note
    8).
(2) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(3) "In Planning" is defined as parcels of land owned or under control upon which construction of apartments is expected to commence within 36 months. "Under Control" is defined as land parcels which Archstone does not own, yet has an exclusive right (through contingent contract or letter of intent) during a contractually agreed upon time period to acquire for the future development of apartment communities, subject to approval of contingencies during the due diligence process. There can be no assurance that any such land will be acquired.
(4) Archstone's investment as of December 31, 1999 and 1998 for developments Under Control was $5.3 million and $4.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.
(5) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California.
(6) Includes land that is not In Planning and, in 1999, our investment in an unconsolidated taxable subsidiary.

 Capital Expenditures

   In conjunction with the underwriting of each acquisition of an operating community, we prepare acquisition budgets that encompass the incremental capital needed to achieve our investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

   As part of our operating strategy, we periodically evaluate each community's physical condition relative to established business objectives and the community's competitive position in its market. In conducting these evaluations, we consider Archstone's return on investment in relation to its long-term cost of capital as well as our research and analysis of competitive market factors. Capital expenditures for operating communities are classified as either "redevelopment" or "recurring".

                          ARCHSTONE COMMUNITIES TRUST

   The redevelopment category includes: (i) redevelopment initiatives, which are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities; (ii) revenue-enhancing expenditures, which include investments that are expected to produce incremental community revenues, such as building garages, carports and storage facilities or gating a community; and (iii) expense-reducing expenditures, which include items such as water submetering systems and xeriscaping that reduce future operating costs.

   Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year, which are incurred to maintain a community's long-term physical condition at a level commensurate with our stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

   Repairs, maintenance and make-ready expenditures, including the replacement of carpets and appliances, are expensed as incurred, to the extent they are not acquisition-related costs identified during our pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant apartment unit for the next resident.

   The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
   Balance at January 1.................... $4,869,801  $2,604,919  $2,153,363
                                            ----------  ----------  ----------
   Apartment communities:
     Real estate assets acquired in the
      Atlantic Merger......................        --    1,823,727         --
     Acquisition-related expenditures......    401,392     285,806     391,234
     Redevelopment expenditures............     72,517      57,171      43,187
     Recurring capital expenditures........     13,022       9,464       8,762
     Development expenditures, excluding
      land acquisitions....................    334,049     378,161     205,619
     Acquisition and improvement of land
      for development......................     43,417      67,248      75,196
     Dispositions (1)......................   (542,554)   (344,336)   (268,210)
     Provision for possible loss on
      investments..........................       (450)        --       (2,800)
                                            ----------  ----------  ----------
   Net apartment community activity........    321,393   2,277,241     452,988
                                            ----------  ----------  ----------
   Other:
     Change in other real estate assets....     32,359         --          --
     Dispositions..........................     (4,672)     (9,959)     (1,232)
     Provision for possible loss on
      investments..........................     (1,550)     (2,400)       (200)
                                            ----------  ----------  ----------
   Net other activity......................     26,137     (12,359)     (1,432)
                                            ----------  ----------  ----------
   Balance at December 31.................. $5,217,331  $4,869,801  $2,604,919
                                            ==========  ==========  ==========

--------
(1) At December 31, 1999, Archstone held a portion of the 1999 disposition proceeds aggregating $68.7 million in an interest bearing escrow account, pending the acquisition of other apartment communities to complete tax-deferred exchanges.

   At December 31, 1999, Archstone had unfunded contractual commitments related to real estate investment activities aggregating approximately $280.7 million.

   We were committed to the sale of seven apartment communities and certain other real estate assets having an aggregate carrying value of $57.5 million as of December 31, 1999. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after

                          ARCHSTONE COMMUNITIES TRUST
mortgage interest and depreciation, from communities held for disposition at December 31, 1999, which are included in Archstone's earnings from operations for 1999, 1998 and 1997, were $3.8 million, $3.3 million and $2.6 million, respectively.

(3) Mortgage Notes Receivable

 Convertible Mortgage Note Terms

   In October 1996, we contributed 54 extended-stay lodging assets to Homestead Village Incorporated (NYSE:HSD) in exchange for common stock and convertible mortgage notes. The common stock was distributed to Archstone's shareholders in November 1996. In total, we received $221.3 million (face amount) of convertible mortgage notes in exchange for development financing provided to Homestead from 1996 through 1998, including the notes received in exchange for the initial contribution of properties.

   In May 1999, Homestead consummated a common share rights offering and, in accordance with the terms of the agreement governing Archstone's convertible mortgage notes, the conversion ratio of the notes was adjusted. The notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $10.44 of principal face amount outstanding. Previously the conversion ratio was $11.50. As a result of this lower conversion ratio, Archstone has the right to convert the Homestead notes into 1,944,860 additional Homestead common shares, for a total of 21,191,262 Homestead common shares. The conversion feature had no intrinsic value as of December 31, 1999. The convertible mortgage notes bear interest at 9.0% of face per annum which is received in interest-only payments on a semi-annual basis, are callable by Homestead after October 31, 2001 and mature on October 31, 2006. The extended-stay lodging assets we contributed serve as collateral securing the convertible mortgage notes.

      Face amount of convertible mortgage notes....................... $221,334
      Original issue discount.........................................  (22,501)
                                                                       --------
      Amount funded...................................................  198,833
      Other adjustments (1)...........................................    6,768
                                                                       --------
      Carrying value at December 31, 1999............................. $205,601
                                                                       ========

--------
(1) Includes the amortization of the original issue discount and the net unamortized discount on the conversion feature.

(4) Borrowings

 Unsecured Credit Facilities

   Upon consummation of the Atlantic Merger in July 1998, we replaced our $350 million unsecured revolving credit facility with a $750 million unsecured revolving credit facility provided by a group of financial institutions led by Chase Bank of Texas, National Association. The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at our option. The unsecured credit facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, the London interbank offered rate ("LIBOR") (6.5% at December 31, 1999 and an average of 5.3% for the year ended December 31, 1999) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our long-term unsecured senior notes payable and tax-exempt unsecured bonds ("Long-Term Unsecured Debt"). Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $375 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment. Archstone paid commitment fees of $1.1 million, $0.8 million, and $0.4 million in 1999, 1998 and 1997, respectively.

                          ARCHSTONE COMMUNITIES TRUST

   Upon replacing the $350 million credit facility with the $750 million credit facility, we expensed the remaining $1.5 million of unamortized loan costs associated with the $350 million credit facility, which was recorded as an extraordinary item during 1998.

   The following table summarizes our unsecured credit facility borrowings (in thousands, except for percentages):

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
      Total unsecured credit facility............ $750,000  $750,000  $350,000
      Borrowings outstanding at December 31...... $485,000  $234,000  $223,500
      Weighted average daily borrowings.......... $387,082  $340,658  $121,038
      Maximum borrowings outstanding during the
       period.................................... $485,000  $624,000  $251,250
      Weighted average daily nominal interest
       rate......................................      6.0%      6.3%      6.7%
      Weighted average daily effective interest
       rate......................................      6.4%      6.8%      8.4%

   In September 1996, we entered into a short-term, unsecured borrowing agreement with Chase Bank of Texas in order to enhance cash management flexibility. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under terms similar to the previous agreement. In October 1998, the maximum borrowing capacity under the agreement was increased to $100 million. The agreement bears interest at an overnight rate that ranged from 5.4% to 6.3% during 1999. At December 31, 1999 and 1998, there were $8.5 million and $30.7 million of borrowings outstanding under this agreement respectively.

 Long-Term Unsecured Debt

   A summary of our Long-Term Unsecured Debt outstanding at December 31, 1999 follows (amounts in thousands):

                         Coupon Effective  Balance at   Balance at    Average
                          Rate  Interest  December 31, December 31,  Remaining
      Type of Debt        (1)   Rate (2)      1999         1998     Life (years)
      ------------       ------ --------- ------------ ------------ ------------
Long-term unsecured
 senior notes...........  7.3%     7.5%    $1,200,857   $1,231,167      7.9
Unsecured tax-exempt
 bonds..................  3.9%     4.3%        75,715          --       8.4
                          ---      ---     ----------   ----------      ---
  Total/average.........  7.1%     7.3%    $1,276,572   $1,231,167      7.9
                          ===      ===     ==========   ==========      ===

--------
(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds. See Note 11 for information on derivative financial instruments.
(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

   The $1.2 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. (see--Scheduled Debt Maturities). The notes are redeemable any time at our option, in whole or in part. The redemption price is equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The long-term unsecured senior notes are governed by the terms and provisions of an indenture agreement. The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity in 2008.

                          ARCHSTONE COMMUNITIES TRUST

 Mortgages Payable

   Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity. A summary of mortgages payable outstanding at December 31, 1999 follows (amounts in thousands):

                                                              Principal Balance
                                                    Effective  at December 31,
                                                    Interest  -----------------
   Type of Mortgage                                  Rate (1)   1999     1998
   ----------------                                 --------- -------- --------
Fannie Mae secured debt (2)........................   6.5%    $304,365 $268,450
Conventional fixed rate............................   7.9%     110,776  108,588
Tax-exempt fixed rate..............................   6.3%      56,576   61,604
Tax-exempt floating rate...........................   4.5%     192,847  209,316
Other..............................................   6.3%      30,384   28,655
                                                      ----    -------- --------
  Total/average mortgage debt......................   6.1%    $694,948 $676,613
                                                      ====    ======== ========

--------
(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of December 31, 1999. See Note 11 for information on derivative financial instruments.
(2) Represents a long-term secured debt agreement with the Federal National Mortgage Association ("Fannie Mae"). The Fannie Mae secured debt matures January 2006, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

   The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                    1999      1998      1997
                                                  --------  --------  --------
      Balances at January 1...................... $676,613  $265,652  $217,188
        Notes assumed in Atlantic Merger.........      --    160,329       --
        Notes assumed or originated..............  141,613   362,158   101,595
        Bond refinancing.........................  (59,715)      --        --
        Regularly scheduled principal
         amortization............................   (5,391)   (4,316)   (3,284)
        Prepayments, final maturities and other..  (58,172) (107,210)  (49,847)
                                                  --------  --------  --------
      Balances at December 31.................... $694,948  $676,613  $265,652
                                                  ========  ========  ========

 Scheduled Debt Maturities

   Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                                 Mortgages Payable
                                              -----------------------
                                               Regularly
                                   Long-Term   Scheduled     Final
                                   Unsecured   Principal   Maturities
                                      Debt    Amortization and Other    Total
                                   ---------- ------------ ---------- ----------
      2000........................ $   75,310   $  4,876    $  2,199  $   82,385
      2001........................     70,010      5,240       5,201      80,451
      2002........................     97,810      5,596         293     103,699
      2003........................    171,560      5,891      20,590     198,041
      2004........................     51,560      6,135      36,639      94,334
      Thereafter..................    810,322    158,737     443,551   1,412,610
                                   ----------   --------    --------  ----------
        Total..................... $1,276,572   $186,475    $508,473  $1,971,520
                                   ==========   ========    ========  ==========

   The average annual principal payments due from 2005 to 2019 are $90.7 million per year.

                          ARCHSTONE COMMUNITIES TRUST

   The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at our option.

 Other

   Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 1999.

   See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.

(5) Distributions to Shareholders

   To maintain Archstone's status as a REIT, we are generally required to distribute at least 95% of our taxable income. The payment of distributions is subject to the discretion of Archstone's Board of Trustees ("the Board") and is dependent upon our strategy, financial condition and operating results. At its December 1999 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.48 to $1.54 per Common Share.

   The following table summarizes the cash dividends paid per share on the common shares of beneficial interest, par value $1.00 per share ("Common Shares") and Preferred Shares (collectively, the Series A convertible preferred shares, Series B preferred shares, Series C preferred shares, and Series D preferred shares) in 1999, 1998 and 1997:

                                                              1999  1998  1997
                                                              ----- ----- -----
      Common Shares.......................................... $1.48 $1.39 $1.30
      Series A Convertible Preferred Shares.................. $1.99 $1.87 $1.75
      Series B Preferred Shares.............................. $2.25 $2.25 $2.25
      Series C Preferred Shares (1).......................... $2.16 $1.08   --
      Series D Preferred Shares (2).......................... $0.88   --    --

--------
(1) In 1998, represents dividends paid subsequent to the Atlantic Merger.
(2) Shares were issued in August 1999. The annualized dividend level is $2.1875 per share.

(6) Minority Interest

   In August 1999, a consolidated subsidiary issued 520,000 Series E perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $13.0 million. In November 1999, an additional 400,000 units were issued in exchange for $10.0 million. The units pay cumulative quarterly distributions of $0.5234 per share ($2.09375 or 8.375% per annum), are redeemable at our option after August 13, 2004 and are convertible into Archstone Series E Cumulative Redeemable Perpetual Preferred shares on or after August 13, 2009.

   In September 1999, a consolidated subsidiary issued 800,000 Series F perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $20.0 million. The units pay cumulative quarterly distributions of $0.5078 per share ($2.03125 or 8.125% per annum), are redeemable at our option after September 27, 2004 and are convertible into Archstone Series F Cumulative Redeemable Perpetual Preferred shares on or after September 27, 2009.

   The total net proceeds of $42.0 million from the issuance of perpetual preferred units in 1999 were used to repay borrowings under our unsecured credit facilities.

                          ARCHSTONE COMMUNITIES TRUST

   During 1998, certain operating communities were acquired by a consolidated subsidiary of Security Capital Atlantic Incorporated in exchange for cash and limited partnership units. The Atlantic subsidiary became a subsidiary of Archstone as a result of the Atlantic Merger. As of December 31, 1999 and 1998 there were approximately 598,000 and 913,000 of these limited partnership units outstanding, respectively. The units are convertible on a one for one basis into Common Shares and are generally entitled to distributions in amounts equal to those distributed on Common Shares.

   All of the units are reflected as minority interest in the accompanying Balance Sheets. Distributions on the units are recorded as minority interest expense and are reflected as "Other expenses" in Archstone's 1999 and 1998 Statements of Earnings. See Note 16 for information regarding an additional issuance of perpetual preferred units.

(7) Shareholders' Equity

 Shares of Beneficial Interest

   Archstone's Declaration of Trust authorizes us to issue up to 250,000,000 Shares of Beneficial Interest, $1.00 par value per share, consisting of Common Shares, preferred shares and such other shares of beneficial interest as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.

 Preferred Shares

   The Series A Convertible Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1999 of $92.6 million. Holders of the Series A Convertible Preferred Shares are entitled only to limited voting rights under certain conditions. Each Series A Convertible Preferred Share is convertible, in whole or in part at the option of the holder at anytime, into 1.3469 of Archstone's Common Shares. During 1999, 1998 and 1997, approximately 965,000, 708,000, and 1,087,000 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 1,300,000, 953,000, and 1,463,000 Common Shares, respectively. This activity is included in "Other, net" in the accompanying Statements of Shareholders' Equity.

   Distributions on the Series A Convertible Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly distribution rate on the Common Shares into which the Series A Convertible Preferred Shares are convertible. Based on our anticipated 2000 Common Share dividend level, the dividend on the Series A Convertible Preferred Shares will be $2.074. The Series A Convertible Preferred Shares are redeemable at our option after November 30, 2003.

   A summary of Archstone's Series B, Series C and Series D Preferred Shares outstanding at December 31, 1999 follows:

                                     Liquidation    Total
           Preferred       Shares    Preference  Liquidation   Dividend    Redeemable on
            Shares       Outstanding (per share)  Preference  (per share)  or After (1)
           ---------     ----------- ----------- ------------ ----------- ---------------
Series B................ 4.2 million   $25.00    $105 million   $2.2500   May 24, 2000
Series C................ 2.0 million   $25.00    $ 50 million   $2.1560   August 20, 2002
Series D................ 2.0 million   $25.00    $ 50 million   $2.1875   August 6, 2004

--------
(1) We may redeem the shares for cash, in whole or in part, at a redemption price of $25.00 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other shares of Archstone, which may include other series of preferred shares.

                          ARCHSTONE COMMUNITIES TRUST

   The holders of the Preferred Shares do not have preemptive rights over the holders of Common Shares. The Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of Archstone to redeem or retire the Preferred Shares. Holders of the Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions. The Series B, Series C, and Series D Preferred Shares are not convertible into any other securities of Archstone.

   All Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on Preferred Shares have been accrued and paid as of the end of each fiscal year. All series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

   If six quarterly dividends payable (whether or not consecutive) on any series or class of preferred shares that are of equal rank with respect to dividends and any distribution of assets, shall not be paid in full, the number of independent members of the Board ("Outside Trustees") shall be increased by two and the holders of all such preferred shares voting as a class regardless of series or class, shall be entitled to elect the two additional Outside Trustees. Whenever all arrears in dividends have been paid, the right to elect the two additional Outside Trustees shall cease and the terms of such Outside Trustees shall terminate.

 Share Repurchase

   In February 1999, the Board authorized a $100 million share repurchase program, which was completed in July 1999. In September 1999, the Board authorized an additional repurchase of up to $50 million Common Shares. Through both programs, we have repurchased a total of $121.6 million of Common Shares (6.1 million shares at an average price of $19.76 per share) as of December 31, 1999. Proceeds from apartment community dispositions were used to reduce our unsecured credit facilities, providing the capacity to fund the share purchases.

 Dividend Reinvestment and Share Purchase Plan

   We established the Dividend Reinvestment and Share Purchase Plan in December 1997 in order to increase ownership in the company by private investors. Under the plan, holders of Common Shares have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares. The amount purchased by an individual is limited to a maximum of $5,000 per month, with any investments above the limitation requiring company approval. We did not grant approval for any purchases above the $5,000 threshold during 1999. In January 1998, we filed a registration statement with the SEC registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the plan.

 Ownership Restrictions and Significant Shareholder

   Our governing documents restrict beneficial ownership of our outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions is to assist in protecting and preserving Archstone's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares without first negotiating with the Board. For Archstone to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of Archstone's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares.

   Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by Archstone. The provision does not apply where a majority of the Board, in its sole and absolute

                          ARCHSTONE COMMUNITIES TRUST
discretion, waives such limit after determining that the eligibility of Archstone to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of Archstone as a REIT is advantageous to shareholders.

   The Board has permitted Security Capital Group Incorporated ("Security Capital") to acquire up to 49% of Archstone's fully converted Common Shares. Security Capital's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital owned approximately 39% of Archstone's total outstanding Common Shares at December 31, 1999. Pursuant to an agreement between Security Capital and Archstone, Security Capital has agreed to acquire no more than 49% of the fully converted Common Shares, subject to certain limited exceptions.

 Purchase Rights

   In 1994, the Board authorized the distribution to shareholders of one purchase right for each Common Share held. Holders of additional Common Shares issued after this date and prior to the expiration of the purchase rights in July 2004 will be entitled to one purchase right for each additional Common Share.

   Each purchase right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a share of a Participating Preferred Share at a price of $60.00 per one one-hundredth of Participating Preferred Share, subject to adjustment. Purchase rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), or takes formal actions, the intent of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each purchase right entitles the holder to purchase, at the purchase right's then current exercise price, a number of Common Shares having a market value of twice the purchase right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the purchase right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the purchase right's exercise price. The purchase rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per purchase right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

 Shelf Registration

   In December 1998, we filed a $750 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $77.2 million. These securities can be issued in the form of Long-Term Unsecured Debt, Common Shares or preferred shares on an as-needed basis, subject to our ability to complete offerings on satisfactory terms. As of December 31, 1999 Archstone had approximately $777.2 million in shelf-registered securities available for issuance.

(8) Atlantic Merger

   In July 1998, Security Capital Atlantic Incorporated ("Atlantic"), an affiliated apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into Security Capital Pacific Trust ("Pacific"). The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Series C Preferred Shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method. See Note 5 for additional information on Archstone's dividend and distribution levels, which were adjusted subsequent to the Atlantic Merger.

                          ARCHSTONE COMMUNITIES TRUST

   The following summarized pro forma unaudited information represents the combined historical operating results of Pacific and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of what Archstone's actual operating results would have been had the two companies constituted a single entity during such periods (in thousands, except per share amounts):

                                                                Year Ended
                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
      Total revenues........................................ $610,866 $550,805
                                                             ======== ========
      Net earnings attributable to Common Shares before
       extraordinary items.................................. $201,562 $110,680
                                                             ======== ========
      Net earnings attributable to Common Shares............ $199,842 $110,680
                                                             ======== ========
      Weighted average Common Shares outstanding:
        Basic...............................................  141,939  128,575
                                                             ======== ========
        Diluted.............................................  148,714  128,614
                                                             ======== ========
      Earnings attributable to Common Shares before
       extraordinary items Per Common Share:
        Basic and Diluted................................... $   1.42 $   0.86
                                                             ======== ========
      Net earnings attributable to Common Shares per Common
       Share:
        Basic and Diluted................................... $   1.41 $   0.86
                                                             ======== ========

(9) Acquisition of REIT Manager and Property Manager

   In September 1997, we acquired the operations and businesses of our REIT manager and property manager from Security Capital in exchange for 3,295,533 Common Shares. As a result of the transaction, we became an internally managed REIT.

   The market value of the 3,295,533 Common Shares issued was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on such date. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "Costs incurred in acquiring management companies from an affiliate" (a non-recurring and non-cash expense) in Archstone's 1997 Statement of Earnings. Since the management companies did not have significant operations other than the management of Archstone and its assets, the transaction did not qualify as the acquisition of a "business" for purposes of applying APB Opinion No. 16, Business Combinations. Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was recorded as an operating expense rather than capitalized as goodwill.

   As a result of this transaction, we no longer pay REIT and property management fees to Security Capital. The REIT management agreement required us to pay a fee of approximately 16% of cash flow from operations, whereas the property management agreement required payment of a fee equal to approximately 3.5-3.75% of revenues, as defined in the respective agreements. None of these fees were capitalized. In lieu of these fees, we now directly incur the personnel and other costs related to these functions.

   Concurrent with the closing of the transaction, we also entered into an agreement with Security Capital for the provision of certain administrative services. Archstone purchases these services in exchange for a fee which, through December 31, 1998, was equal to Security Capital's direct cost of such services plus 20%. Effective January 1, 1999, the fee arrangement was revised to provide for the payment of our specific usage at fixed rates

                          ARCHSTONE COMMUNITIES TRUST
per unit for each service provided. The agreement has a one-year term and expires on December 31, 2000. We may modify or terminate the agreement, in whole or in part, at any time, subject to certain terms and conditions.

(10) Benefit Plans

   In September 1997, our Common Shareholders approved the long-term incentive plan. To date, there have been three types of awards issued under the plan:
(i) an employee share purchase plan with matching options, (ii) share options with a dividend equivalent unit ("DEU") feature, and (iii) restricted Common Share unit awards with a dividend feature. No more than 8,650,000 Common Shares in the aggregate may be awarded under the plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The plan has a 10-year term.

 Dividend Equivalent Units

   The long-term incentive plan generally provides that participants who are awarded share options or restricted Common Share units will also be credited with DEUs with respect to such awards. Options awarded under the employee share purchase plan are not eligible for DEUs. The DEUs credited to share options or restricted Common Share units are awarded annually at the end of each year and vest under the same terms as the underlying share options or restricted Common Share units.

   DEUs credited to share options represent the number of share options held plus DEUs previously awarded, multiplied by the excess between the average annual dividend yield on Common Shares and the average dividend yield for the Standard & Poor's 500 Stock Index. The average annual dividend yield for the Standard & Poor's 500 Stock Index is not deducted when calculating DEUs credited to restricted Common Share units. As of December 31, 1999, there were a total of 151,840 DEUs outstanding, awarded to 172 holders of share options and restricted Common Share units. These DEUs were valued at $3.1 million on December 31, 1999 based upon the market price of the Common Shares on that date. We recognize the value of the DEUs awarded as compensation expense over the vesting period, net of any previously recorded DEU expense related to forfeitures.

 Employee Share Purchase Plan with Matching Options

   As of December 31, 1999, certain officers and other employees had purchased 931,304 Common Shares at prices ranging from $21.19 to $24.31 per Common Share under the employee share purchase plan. Archstone financed 95% of the total purchase price through 10-year notes from the participants aggregating $19.2 million at December 31, 1999. The share purchase notes are recorded as a reduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity. The notes bear interest at approximately 6.0% per annum. All dividends on the shares are applied to interest and principal on the notes, with no cash distributions to employees. The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at the market price of the underlying share on the date of grant. The matching share options gradually vest over a five-year period. The matching share options do not have a DEU feature. A reconciliation of the notes due from employees during 1999 and 1998 are summarized as follows (in thousands):

                                                                1999     1998
                                                               -------  -------
      Beginning balance....................................... $26,275  $17,238
      Notes assumed in Atlantic Merger........................     --    11,338
      Notes issued............................................     --     1,164
      Retirements.............................................  (6,854)  (3,254)
      Principal payments received.............................    (251)    (211)
                                                               -------  -------
          Ending balance...................................... $19,170  $26,275
                                                               =======  =======

                          ARCHSTONE COMMUNITIES TRUST

   Of the notes outstanding at December 31, 1999, approximately $16.3 million were due from officers.

 Share Options with DEU's and Trustee Options

   We have awarded share options with a DEU feature to certain officers and other employees. The exercise price of each share option granted is equal to the Common Share market price on the date of grant (See "Proforma Compensation Expense" below). The share options awarded generally vest at a rate of 25% per year.

   Additionally, Archstone has authorized 300,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options may not be less than the fair market value on the date of grant. All the options, except the 35,000 issued in 1999, have a five-year term and are exercisable in whole or in part at any time. The options issued in 1999 have a DEU feature, a 10-year term and vest over a four-year period.

   A summary of all share options outstanding at December 31, 1999 follows:

                                                                     Weighted-
                                                                      Average
                                             Range of                Remaining
                                 Number of   Exercise    Expiration Contractual
                                  Options   Prices (1)      Date       Life
                                 --------- ------------- ---------- -----------
Matching options under the
 employee share purchase plan... 1,862,608 $21.19-$24.31 2007-2008   7.7 years
Share options with DEU's........ 2,260,806 $19.00-$24.31 2007-2009   9.0 years
Outside Trustees................    73,000 $15.59-$22.59 2000-2009   5.8 years
                                 ---------
  Total......................... 4,196,414
                                 =========

--------
(1) The exercise price was equal to market price on the date of grant. The weighted average exercise prices for the matching options under the employee share purchase plan, share options with DEU's and Outside Trustee options were $22.17, $20.68, and $21.46 per Common Share, respectively, as of December 31, 1999. The weighted average exercise price for all options outstanding at December 31, 1999 was $21.36 per Common Share.

   A summary of the status of our share option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below.

                                                            Weighted
                                                            Average   Number of
                                                 Number of  Exercise   Options
                                                  Options    Price   Exercisable
                                                 ---------  -------- -----------
Balance/Average at December 31, 1996............    32,000   $16.48     32,000
                                                                       -------
  Granted....................................... 1,857,417    22.06
  Exercised.....................................    (2,000)   16.34
  Forfeited.....................................    (2,000)    8.46
                                                 ---------   ------
Balance/Average at December 31, 1997............ 1,885,417    21.99     38,000
                                                 ---------   ------    -------
  Assumed in the Atlantic Merger................ 1,260,138    22.44
  Granted....................................... 1,582,754    20.67
  Exercised.....................................    (8,000)   16.14
  Forfeited.....................................  (563,660)   22.30
                                                 ---------   ------
Balance/Average at December 31, 1998............ 4,156,649    21.62     48,000
                                                 ---------   ------    -------
  Granted.......................................   923,528    20.74
  Exercised.....................................   (10,000)   18.83
  Forfeited.....................................  (873,763)   21.87
                                                 ---------   ------
Balance/Average at December 31, 1999............ 4,196,414   $21.36    873,325
                                                 =========   ======    =======

                          ARCHSTONE COMMUNITIES TRUST

 Restricted Common Share Unit Awards

   During 1999 and 1998, we awarded 360,594 and 220,572 restricted Common Share units with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 22,663 have been forfeited. Each restricted Common Share unit provides the holder with one Common Share, subject to certain vesting provisions. The Common Share units and related DEU feature generally vest at 20% per year, over a five-year period. We recognize the value of the awards as compensation expense over the vesting period.

 Proforma Compensation Expense

   We have adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows us to continue to account for our various share option plans using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the share options equals the market price of the underlying share on the date of grant, no compensation expense is recognized. Accordingly, we did not recognize compensation expense related to share options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, net earnings attributable to Common Shares and earnings per Common Share for 1999, 1998, and 1997 would change as follows:

                                                       1999     1998    1997
                                                     -------- -------- -------
      Net earnings attributable to Common Shares
       (in thousands):
        As reported................................. $204,528 $177,022 $53,534
                                                     -------- -------- -------
        Pro forma................................... $203,348 $175,991 $53,318
                                                     ======== ======== =======
      Basic earnings per Common Share:
        As reported................................. $   1.46 $   1.49 $  0.65
                                                     -------- -------- -------
        Pro forma................................... $   1.45 $   1.48 $  0.65
                                                     ======== ======== =======
      Diluted earnings per Common Share:
        As reported................................. $   1.46 $   1.49 $  0.65
                                                     -------- -------- -------
        Pro forma................................... $   1.45 $   1.48 $  0.65
                                                     ======== ======== =======

   The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                 1999       1998       1997
                                              ---------- ---------- ----------
      Weighted average risk-free interest
       rate..................................      6.52%      4.74%      6.08%
      Weighted average dividend yield........      6.97%      6.43%      5.60%
      Weighted average volatility............     16.31%     25.44%     18.35%
      Weighted average expected option life.. 6.27 years 6.74 years 6.74 years

   The weighted average fair value of all options granted (excluding Trustee options) was approximately $2.00, $3.00 and $3.00 per option during 1999, 1998, and 1997, respectively.

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

(11) Fair Values of Financial Instruments

   The following disclosures of estimated fair value of financial instruments were determined based on available market information and valuation methodologies believed to be appropriate for these purposes.

                          ARCHSTONE COMMUNITIES TRUST

Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that Archstone could realize upon disposition.

   At December 31, 1999, the carrying amount of cash and cash equivalents, restricted cash in tax-deferred exchange escrow, and trade receivables and payables were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of the unsecured credit facilities approximates fair value as of those dates since the interest rates on these instruments fluctuate based on published market rates. At December 31, 1999, the estimated fair value of our mortgage notes receivable approximated their amortized cost. At December 31, 1999, our marketable securities, which are all classified as "available for sale", had an estimated fair value and actual carrying value of $7.7 million. At December 31, 1999 our Long-Term Unsecured Debt had an estimated fair value of approximately $1.2 billion and an actual carrying value of $1.3 billion. The mortgages payable had an estimated fair value and actual carrying value of approximately $0.7 billion at December 31, 1999.

 Derivative Financial Instruments

   Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs.

   On December 22, 1999, we entered into an interest rate swap agreement with a notional amount of $7.25 million, relating to a tax-exempt bond carrying a fixed interest rate of 5.25% per annum. The $7.25 million swap effectively provides for a floating interest rate through the bond mandatory tender date of December 1, 2006, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999 was 4.1% per annum.

   On July 28, 1999, we entered into an interest rate swap agreement with a notional amount of $15.1 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $15.1 million swap effectively provides for a floating interest rate through the bond mandatory tender date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999, was 4.1% per annum.

   On June 29, 1999, we entered into an interest rate swap agreement with a notional amount of $60.6 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $60.6 million swap effectively provides for a floating interest rate through the bond mandatory tender date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999, was 4.3% per annum.

   On May 12, 1999, we entered into an interest rate swap agreement with a notional amount of $36.3 million, relating to secured tax-exempt bonds carrying a fixed interest rate of 9.0% per annum. The $36.3 million swap effectively provides for a floating interest rate through the bond maturity date of May 1, 2004, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999, was 4.6% per annum.

   On April 13, 1999, we entered into an interest rate swap agreement with a notional amount of $100 million, relating to a portion of the outstanding balance on our $750 million unsecured line of credit. The $100 million swap effectively provides for a fixed interest rate of 5.9% through April 13, 2000, at which time the agreement terminates. The effective interest rate on Archstone's unsecured line of credit, including the effect of the hedge, was 6.4% per annum as of December 31, 1999.

   On January 21, 1999, we entered into two interest rate swap agreements with notional amounts aggregating $55.0 million, relating to Long-Term Unsecured Debt. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.3%, were effectively converted to a fixed weighted average interest rate of 7.1% through maturity.

                          ARCHSTONE COMMUNITIES TRUST

   In connection with the closing of the $268.5 million of long-term secured debt agreement in December 1998 with Fannie Mae, we entered into an interest rate cap agreement on December 30, 1998, with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate at December 31, 1999, was 6.7% per annum. Additionally in January 1999, we entered into an interest rate swap on the remaining $150 million, which was originally issued at a floating weighted average interest rate of 5.9% per annum. The swap effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

   As of December 31, 1999, marking our various interest rate agreements to market would result in a net gain of $15.8 million, prior to consideration of the associated issuance costs, if each had been terminated on such date.

   In anticipation of a Long-Term Unsecured Debt offering that closed in March 1998, we entered into four separate interest rate contracts in 1997 with notional amount aggregating $120 million. Upon completion of the offering, we terminated the interest rate contracts, realizing a loss of approximately $5.5 million. The resulting loss was deferred and is being amortized into interest expense over the term of the debt agreement.

(12) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands except per share amounts) for 1999 and 1998 is summarized below. The sum of the quarterly earnings per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to the impact of equity issuances.

                                         Three Months Ended          Year Ended
                                 ----------------------------------- ----------
                                   3-31     6-30     9-30    12-31     12-31
                                 -------- -------- -------- -------- ----------
1999:
  Total revenues................ $161,387 $163,317 $168,872 $173,296  $666,872
                                 -------- -------- -------- --------  --------
  Earnings from operations......   39,330   42,415   43,361   42,173   167,279
  Gains on dispositions of
   depreciated real estate, net.    5,319   13,659   27,909   15,206    62,093
  Less extraordinary item.......    1,113      --       --       --      1,113
  Less Preferred Share
   dividends....................    5,691    5,617    6,036    6,387    23,731
                                 -------- -------- -------- --------  --------
  Net earnings attributable to
   Common Shares--Basic.........   37,845   50,457   65,234   50,992   204,528
                                 -------- -------- -------- --------  --------
  Net earnings per Common Share:
    Basic....................... $   0.27 $   0.36 $   0.47 $   0.37  $   1.46
                                 ======== ======== ======== ========  ========
    Diluted..................... $   0.27 $   0.36 $   0.46 $   0.37  $   1.46
                                 ======== ======== ======== ========  ========

1998:
  Total revenues................ $ 95,611 $ 98,176 $159,045 $160,813  $513,645
                                 -------- -------- -------- --------  --------
  Earnings from operations......   29,299   28,048   37,961   38,618   133,926
  Gains on dispositions of
   depreciated real estate, net.   15,484      --    21,204   28,843    65,531
  Less extraordinary item.......      --       --     1,497      --      1,497
  Less Preferred Share
   dividends....................    4,712    4,757    5,723    5,746    20,938
                                 -------- -------- -------- --------  --------
  Net earnings attributable to
   Common Shares--Basic......... $ 40,071 $ 23,291 $ 51,945 $ 61,715  $177,022
                                 ======== ======== ======== ========  ========
  Net earnings per Common Share:
    Basic....................... $   0.43 $   0.25 $   0.36 $   0.43  $   1.49
                                 ======== ======== ======== ========  ========
    Diluted..................... $   0.42 $   0.25 $   0.36 $   0.43  $   1.49
                                 ======== ======== ======== ========  ========

                          ARCHSTONE COMMUNITIES TRUST

(13) Segment Data

   We define each of our apartment communities as individual operating segments. We have determined that all of our apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. We rely primarily on net operating income for purposes of making decisions about allocating resources and assessing segment performance.

   Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues, (ii) net operating income to consolidated earnings from operations, and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
      Reportable segment revenues...............  $ 634,028  $478,144  $331,346
      Other non-reportable operating segment
       income (1)...............................     32,844    35,501    24,316
                                                  ---------  --------  --------
      Total segment and consolidated revenues...  $ 666,872  $513,645  $355,662
                                                  =========  ========  ========
                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
      Reportable segment net operating income
       (2)......................................  $ 416,515  $305,309  $208,423
      Other non-reportable operating segment net
       operating income.........................      3,766     5,470     3,586
                                                  ---------  --------  --------
          Total segment net operating income....    420,281   310,779   212,009
                                                  ---------  --------  --------
      Reconciling items:
        Other income............................     29,064    29,106    20,602
        Depreciation on real estate investments.   (132,437)  (96,337)  (52,893)
        Interest expense........................   (121,494)  (83,350)  (61,153)
        General and administrative expenses.....    (22,156)  (16,092)  (18,350)
        Provision for possible loss on
         investments............................     (2,000)   (4,700)   (3,000)
        Nonrecurring expenses...................        --     (2,193)  (71,707)
        Other expenses..........................     (3,979)   (3,287)     (822)
                                                  ---------  --------  --------
      Consolidated earnings from operations.....  $ 167,279  $133,926  $ 24,686
                                                  =========  ========  ========

                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
      Reportable segment assets........................... $4,819,307 $4,536,529
      Other non-reportable operating segment assets (3)...    371,727    385,587
                                                           ---------- ----------
          Total segment assets............................  5,191,034  4,922,116
                                                           ---------- ----------
      Reconciling items:
        Cash and cash equivalents.........................        515      5,429
        Restricted cash in tax-deferred exchange escrow...     68,729     90,874
        Other assets......................................     42,159     41,479
                                                           ---------- ----------
      Consolidated total assets........................... $5,302,437 $5,059,898
                                                           ========== ==========

--------
(1) Includes $23.6 million, $22.9 million and $16.7 million of interest income on the convertible mortgage notes receivable in 1999, 1998 and 1997, respectively (see Note 3). Also includes income from our unconsolidated taxable subsidiary and interest income on cash equivalents and other notes receivable.

                          ARCHSTONE COMMUNITIES TRUST

(2) Net operating income is defined as rental revenues less rental expenses and real estate taxes.
(3) Includes $205.6 million and $203.0 million of convertible mortgage notes receivable during 1999 and 1998, respectively, and various other real estate investments.

   We do not derive any of our consolidated revenues from foreign countries and do not have any major customers that individually account for 10% or more of our consolidated revenues.

(14) Commitments and Contingencies

   Archstone is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

   Archstone is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of our due diligence investigation procedures, we conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone's results of operations for any of the years in the three-year period ended December 31, 1999. We are not aware of any environmental condition on any of our communities which is likely to have a material effect on Archstone's financial condition or results of operations.

   See Note 2 for apartment construction and redevelopment commitments.

(15) Supplemental Cash Flow Information

   Significant non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

  (i) Holders of Series A Convertible Preferred Shares converted $24.1 million, $17.7 million and $27.2 million of their shares into Common Shares during the years ended December 31, 1999, 1998 and 1997, respectively.

  (ii) In connection with the acquisition of apartment communities, we assumed mortgage debt of $105.4 million, $93.7 million (excluding mortgage debt assumed in the Atlantic Merger) and $101.6 million during the years ended December 31, 1999, 1998 and 1997, respectively.

  (iii) We refinanced $59.7 million in bonds during the year ended December 31, 1999.

  (iv) We issued 47,752,052 Common Shares valued at approximately $1.1 billion, 2,000,000 Series C Preferred Shares valued at approximately $50.6 million and assumed debt and other liabilities valued at approximately $778.9 million in exchange for approximately $1.9 billion of assets in the Atlantic Merger.

  (v) We recorded an $83.8 million decrease and an $8.9 million increase in the unrealized gain on the convertible mortgage notes receivable during the years ended December 31, 1998 and 1997 respectively, primarily as a result of changes in the market value of the common stock into which these securities are convertible.

  (vi) We had notes receivable outstanding from employees aggregating $19.2 million, $26.3 million (including $11.3 million assumed in the Atlantic Merger) and $17.2 million for the purchase of Common Shares under the Archstone's long-term incentive plan in 1999, 1998 and 1997, respectively.

  (vii) We issued 3,295,533 Common Shares valued at $73.3 million to Security Capital in exchange for the operations and business of the REIT and property management companies in September 1997.

                          ARCHSTONE COMMUNITIES TRUST

                   NOTES TO FINANCIAL STATEMENTS--(Concluded)

(16) Subsequent Event

   In February 2000, a consolidated subsidiary issued 680,000 additional Series E perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $17.0 million. The units pay cumulative quarterly dividends of $0.5234 per share ($2.09375 or 8.375% per annum), are redeemable at our option after August 13, 2004 and are convertible into Archstone Series E Cumulative Redeemable Perpetual Preferred shares on or after August 13, 2009.

                         Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

   Under date of January 27, 2000, except as to Note 16 which is as of February 4, 2000, we reported on the balance sheets of Archstone Communities Trust as of December 31, 1999 and 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Chicago, Illinois
January 27, 2000

                                                                    SCHEDULE III

                          ARCHSTONE COMMUNITIES TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                         (Dollar amounts in thousands)

                                        Initial Cost to                 Gross Amount at Which Carried
                                           Archstone          Costs         at December 31, 1999
                                     --------------------- Capitalized -------------------------------
                                               Buildings & Subsequent           Buildings &                           Con-
                             Encum-             Improve-       to                Improve-              Accumulated  struction
                     Units  brances    Land       ments    Acquisition   Land      ments      Totals   Depreciation   Year
                     ------ -------- --------- ----------- ----------- -------- ----------- ---------- ------------ ---------
Apartment Communities:
Albuquerque, New
 Mexico:
 Comanche Wells..       179 $    --  $     719 $    4,072  $      835  $    719 $    4,907  $    5,626   $    753     1985
 La Paloma.......       424      --      4,135        --       19,966     4,135     19,966      24,101      3,165     1996
 La Ventana......       232      --      2,210        --       13,590     2,210     13,590      15,800      1,673     1996
 Pavilions.......       240      --      2,182      7,624       6,339     2,182     13,963      16,145      3,082      (a)
 Telegraph Hill..       200      --      1,216      6,889       1,013     1,216      7,902       9,118        701     1986
 Vista Del Sol...       168      --      1,105      4,419       1,238     1,105      5,657       6,762        946     1987
 Vistas at Seven
  Bar Ranch......       572      --      3,541      5,351      20,709     3,541     26,060      29,601      3,451      (b)
 Wellington
  Place..........       280      --      1,881      7,523       1,904     1,881      9,427      11,308      1,446     1981
Atlanta, Georgia:
 Archstone Roswell.     664   30,355     6,791     38,484         457     6,791     38,941      45,732      2,806     1988
 Archstone Vinings.     200      --      1,787     10,126         740     1,787     10,866      12,653        658     1978
 Azalea Park.....       447   15,033     4,330     24,536         484     4,330     25,020      29,350      1,658     1987
 Cameron Ashford.       365      --      4,245     24,053         251     4,245     24,304      28,549      1,542     1990
 Cameron at
  Barrett Creek..       332      --      1,963     11,126      13,733     1,963     24,859      26,822        400     1999
 Cameron Briarcliff.    220      --      2,515     14,250         238     2,515     14,488      17,003        915     1989
 Cameron at
  Northpoint.....       264      --      2,248     12,740       8,073     2,248     20,813      23,061        612     1999
 Cameron Bridge..       224      --      2,119     12,010       4,948     2,119     16,958      19,077        516     1999
 Cameron Brook...       440   18,774     4,050     22,950         306     4,050     23,256      27,306      1,447     1988
 Cameron Dunwoody.      238      --      2,747     15,566         148     2,747     15,714      18,461        999     1989
 Cameron Greens..       304   10,013     2,389     13,537         239     2,389     13,776      16,165        865     1986
 Cameron Landing.       368   15,340     3,535     20,030         516     3,535     20,546      24,081      1,359     1998
 Cameron Pointe..       214   12,545     2,725     15,440         462     2,725     15,902      18,627        989     1987
 Cameron Station.       348   15,058     2,880     16,321       1,010     2,880     17,331      20,211      1,062      (d)
 Cameron Woodlands      644      --      4,901     27,775         319     4,901     28,094      32,995      1,758      (e)
 Lake Ridge
  at Dunwoody....       268      --      3,126     17,712         179     3,126     17,891      21,017      1,347     1979
 Old Salem.......       172      --      1,490      8,446         521     1,490      8,967      10,457        557     1968
 Trolley Square..       270      --      2,918     16,534         524     2,918     17,058      19,976      1,082     1989
 Winterscreek....       200    4,834     1,561      8,846          86     1,561      8,932      10,493        570     1984
Austin, Texas:
 Archstone Hunters'
  Run I & II.....       400   14,820     2,197        --       17,856     2,197     17,856      20,053      2,428      (f)
 Archstone Monterey
  Ranch I........       168   16,861       424        --        9,204       424      9,204       9,628        164     1999
 Archstone Monterey
  Ranch II.......       456      --      1,151        --       23,686     1,151     23,686      24,837      2,365     1996
 Archstone Monterey
  Ranch III......       448      --      1,131        --       11,958     1,131     11,958      13,089        (c)      (c)
 Archstone Northwest
  Hills..........       314      --      1,311      7,431       3,054     1,311     10,485      11,796      1,588     1979
 Ridge, The......       326      --      1,669      6,675       3,326     1,669     10,001      11,670      1,672     1978
 Shadowood.......       236      --      1,197      4,787       1,154     1,197      5,941       7,138        954     1985
Birmingham,
 Alabama:
 Cameron at the
  Summit I.......       372      --      3,458     19,595         414     3,458     20,009      23,467      1,685     1998
 Cameron at the
  Summit II......       268      --        698      3,955      13,387       698     17,342      18,040        101      (c)
Boston,
 Massachusetts:
 Arboretum, The..       312   36,346     6,721     38,087         513     6,721     38,600      45,321        926     1989
 Archstone
  Tewksbury......        77    3,076     1,189      6,739         190     1,189      6,929       8,118        181     1995
 Archstone
  Tewksbury II...       168      --      3,235        660      16,171     3,235     16,831      20,066         50      (c)
                       Year
                     Acquired
                     --------
Apartment Communities:
Albuquerque, New
 Mexico:
 Comanche Wells..      1994
 La Paloma.......      1993
 La Ventana......      1994
 Pavilions.......       (a)
 Telegraph Hill..      1996
 Vista Del Sol...      1993
 Vistas at Seven
  Bar Ranch......       (b)
 Wellington
  Place..........      1993
Atlanta, Georgia:
 Archstone Roswell.    1998
 Archstone Vinings.    1998
 Azalea Park.....      1998
 Cameron Ashford.      1998
 Cameron at
  Barrett Creek..      1998
 Cameron Briarcliff.   1998
 Cameron at
  Northpoint.....      1998
 Cameron Bridge..      1998
 Cameron Brook...      1998
 Cameron Dunwoody.     1998
 Cameron Greens..      1998
 Cameron Landing.      1998
 Cameron Pointe..      1998
 Cameron Station.      1998
 Cameron Woodlands     1998
 Lake Ridge
  at Dunwoody....      1998
 Old Salem.......      1998
 Trolley Square..      1998
 Winterscreek....      1998
Austin, Texas:
 Archstone Hunters'
  Run I & II.....       (f)
 Archstone Monterey
  Ranch I........      1993
 Archstone Monterey
  Ranch II.......      1993
 Archstone Monterey
  Ranch III......      1993
 Archstone Northwest
  Hills..........      1993
 Ridge, The......      1993
 Shadowood.......      1993
Birmingham,
 Alabama:
 Cameron at the
  Summit I.......      1998
 Cameron at the
  Summit II......      1998
Boston,
 Massachusetts:
 Arboretum, The..      1999
 Archstone
  Tewksbury......      1999
 Archstone
  Tewksbury II...      1999

                                                                     Gross Amount at Which
                                    Initial Cost to                 Carried at December 31,
                                       Archstone         Costs               1999
                                  ------------------- Capitalized ---------------------------
                                          Buildings & Subsequent          Buildings &                        Con-
                          Encum-           Improve-       to               Improve-           Accumulated  struction   Year
                   Units  brances  Land      ments    Acquisition  Land      ments    Totals  Depreciation   Year    Acquired
                   ------ ------- ------- ----------- ----------- ------- ----------- ------- ------------ --------- --------
Apartment Communities:
Charlotte, North
 Carolina:
 Archstone Tyvola
  Centre.........     404 $   --  $ 3,470   $2,461      $ 1,698   $ 3,470   $ 4,159   $ 7,629   $    (c)      (c)      1998
 Cameron at
  Hickory Grove..     202   6,063   1,434    8,127          219     1,434     8,346     9,780        522     1988      1998
 Cameron
  Matthews.......     212   9,035   2,034   11,526          165     2,034    11,691    13,725        748     1998      1998
 Archstone
  Eastover.......     128     --    1,431    8,107          705     1,431     8,812    10,243        527     1987      1998
 Pinnacle at
  North Cross,
  The............     312     --    3,573   20,264          206     3,573    20,470    24,043        819     1997      1998
 Archstone
  Reafield.......     324     --    3,009   17,052        1,012     3,009    18,064    21,073      1,101     1987      1998
 Springs at
  Steele Creek...     264     --    2,475   14,028          170     2,475    14,198    16,673        879     1997      1998
 Waterford Square
  I & II.........     694     --    6,220   35,243          280     6,220    35,523    41,743      2,416      (g)      1998
Chicago,
 Illinois:
 Foxfire (k).....     294   8,119   3,137   17,770          192     3,137    17,962    21,099        171     1988      1999
 Garden Glen (k).     460  33,410   6,844   38,722        1,203     6,844    39,925    46,769        374     1987      1999
 Prairie Court
  (k)............     125   7,250   2,071   11,708          111     2,071    11,819    13,890        112     1987      1999
Dallas, Texas:
 Archstone
  Knoxbridge.....     334  15,462   4,668   26,453          697     4,668    27,150    31,818        812     1994      1998
 Archstone
  Legacy.........     244     --    1,532    8,683        2,581     1,532    11,264    12,796      1,687     1985      1993
 Archstone Spring
  Creek..........     278     --    1,613    9,140        2,925     1,613    12,065    13,678      1,792     1983      1993
 Oaks at Park
  Boulevard, The.     216     --    1,386    5,543        3,050     1,386     8,593     9,979      1,078     1986      1993
 Summerstone.....     192     --    1,028    5,824        2,192     1,028     8,016     9,044      1,164     1983      1993
 Timber Ridge I &
  II.............     352     --    1,672    5,671       10,829     1,672    16,500    18,172      1,730      (h)       (h)
Denver, Colorado:
 Archstone Dakota
  Ridge..........     480     --    2,108       24       32,494     2,108    32,518    34,626        433     1999      1997
 Cambrian, The...     383     --    2,256    9,026        3,967     2,256    12,993    15,249      1,872     1983      1993
 Cedars II, The..     172     --      828      529        4,192       828     4,721     5,549        (c)      (c)      1999
 Cedars, The.....     408     --    3,128   12,512        5,828     3,128    18,340    21,468      2,849     1984      1993
 Fox Creek I.....     175     --    1,167    4,669        1,612     1,167     6,281     7,448        896     1984      1993
 Fox Creek II....     112     --      --       --         8,819       --      8,819     8,819        159     1999      1995
 Legacy Heights..     384  16,417   2,049        4       20,496     2,049    20,500    22,549      1,199     1998      1997
 Reflections I &
  II.............     416     --    2,396    6,362       14,550     2,396    20,912    23,308      2,828      (i)       (i)
 Regency Park....     204   8,500   2,416   13,674           16     2,416    13,690    16,106         20     1986      1999
 Silver Cliff....     312     --    2,410   13,656        1,156     2,410    14,812    17,222      2,248     1991      1994
 Sunwood.........     156     --    1,030    4,596        3,013     1,030     7,609     8,639      1,143     1981      1992
 Wendemere at the
  Ranch..........     256     --    2,606   14,769          469     2,606    15,238    17,844        548     1984      1999
El Paso, Texas:
 Las Flores......     468   5,648     625    6,624        1,447       625     8,071     8,696      3,981      (j)       (j)
Ft.
 Lauderdale/West
 Palm Beach:
 Archstone at
  Woodbine.......     408     --    3,803    1,832        4,222     3,803     6,054     9,857        (c)      (c)      1999
 Archstone
  Pembrooke
  Pines..........     308     --    2,675   15,159        1,051     2,675    16,210    18,885        996     1988      1998
 Archstone
  Waterview......     192     --    1,847   10,464          874     1,847    11,338    13,185        705     1988      1998
 Cameron at
  Meadow Lakes...     189     --    1,712    9,702          121     1,712     9,823    11,535        620     1983      1998
 Cameron at the
  Villages.......     384     --    3,298   18,686          722     3,298    19,408    22,706      1,219     1987      1998
 Cameron Cove....     221   8,173   1,648    9,338          644     1,648     9,982    11,630        617     1986      1998
 Cameron Gardens.     300     --    2,803   15,882        6,017     2,803    21,899    24,702        550     1999      1998
 Cameron Hidden
  Harbor.........     200   5,233   1,868   10,587          839     1,868    11,426    13,294        704     1986      1998
 Cameron Palms...     340     --    2,252   12,763       13,813     2,252    26,576    28,828        421     1999      1998
 Cameron Park I..     196     --    2,129   12,063        2,580     2,129    14,643    16,772        562     1999      1998
 Cameron View....     176     --    1,487    8,425          376     1,487     8,801    10,288        554     1987      1998
 Cameron
  Waterways......     300     --    3,678   20,840          452     3,678    21,292    24,970      1,209     1998      1998
 Archstone Island
  Reach..........     280     --    2,764   15,662          605     2,764    16,267    19,031        387     1990      1999
 Park Place at
  Turtle Run.....     350     --    2,598   14,721          128     2,598    14,849    17,447        938     1989      1998
Ft. Myers,
 Florida:
 Forestwood......     397  11,058   2,534   14,361          520     2,534    14,881    17,415        933     1986      1998
Houston, Texas:
 7100 Almeda.....     348     --    1,713    9,706        2,484     1,713    12,190    13,903      1,680     1984      1994
 Archstone
  Braeswood......     240     --    1,861   10,548        1,775     1,861    12,323    14,184      1,863     1984      1993
 Archstone
  Braeswood II...      36     --    1,125        5        3,050     1,125     3,055     4,180         35     1999      1997
 Archstone
  Brompton Court.     794     --    4,058   22,993        8,940     4,058    31,933    35,991      4,628     1972      1994

                                                                           Gross Amount at Which Carried
                                   Initial Cost to Archstone     Costs         at December 31, 1999
                                   ---------------------------Capitalized--------------------------------
                                                              Subsequent           Buildings &                           Con-
                           Encum-               Buildings &       to                Improve-              Accumulated  struction
                   Units  brances     Land     Improve-ments  Acquisition   Land      ments      Totals   Depreciation   Year
                   ------ -------- ----------- -------------------------- -------- ----------- ---------- ------------ ---------
Apartment Communities:
Houston, Texas
 (continued):
 Archstone
  Medical Center
  I..............     360 $ 13,295 $     4,210 $         --   $   14,660  $  4,210 $   14,660  $   18,870   $  1,991     1996
 Archstone
  Medical Center
  II.............     318      --        3,368           --       15,908     3,368     15,908      19,276        541     1999
 Memorial Heights
  I..............     360   14,801       3,169           --       16,087     3,169     16,087      19,256      3,226     1996
 Memorial Heights
  II.............     256   12,174       9,164           --        7,042     9,164      7,042      16,206          4     1998
Indianapolis,
 Indiana:
 Arbor Green.....     208      --        1,597         9,049         446     1,597      9,495      11,092        591     1989
 Archstone River
  Ridge..........     202      --          461         2,612      12,681       461     15,293      15,754        100      (c)
Inland Empire,
 California:
 Crossing, The...     296      --        2,227        12,622       2,058     2,227     14,680      16,907      1,453     1989
 Miramonte.......     290      --        2,357        13,364       1,231     2,357     14,595      16,952      1,618     1989
 Sierra Hills....     300      612       2,810        15,921       1,827     2,810     17,748      20,558      1,270     1990
 Terracina.......     736      --        5,780        32,757       3,252     5,780     36,009      41,789      3,504     1988
 Westcourt.......     515      --        1,909        10,817       4,795     1,909     15,612      17,521      1,712     1986
 Woodsong........     262      --        1,846        10,469         920     1,846     11,389      13,235      1,033     1985
Jacksonville,
 Florida:
 Cameron Lakes I
  & II...........     555      --        5,268        29,855         355     5,268     30,210      35,478      2,457      (l)
Las Vegas,
 Nevada:
 Crossings at
  Lake Mead, The.     444      --        2,086        11,867       2,035     2,086     13,902      15,988      1,720     1986
 Horizons at
  Piccole Ranch..     408      --        3,173        18,048       1,307     3,173     19,355      22,528      2,434     1990
 La Tierra at the
  Lakes..........     896      --        5,904        33,561       6,137     5,904     39,698      45,602      5,167     1986
Los Angeles,
 California:
 Oakridge........     178      --        3,212        18,200       1,355     3,212     19,555      22,767        686     1985
 Regency Court...     174      --        1,962        11,118       1,066     1,962     12,184      14,146        341     1988
Minneapolis,
 Minnesota:
 Eden Commons
  (k)............     196    5,979       1,973        11,181         258     1,973     11,439      13,412        328     1987
 Regency Woods
  (k)............     282      --        3,591        20,368          29     3,591     20,397      23,988        140     1988
 Willow Creek
  (k)............     240      --        1,976        11,192          73     1,976     11,265      13,241        107     1979
Nashville,
 Tennessee:
 Amberwood at
  Bellevue.......     225    5,002       2,235        12,660         966     2,235     13,626      15,861        440     1986
 Archstone Briley
  Parkway........     360      --        2,471        14,003         367     2,471     14,370      16,841      1,057     1986
 Cameron
  Overlook.......     452      --        4,031        22,843         186     4,031     23,029      27,060      1,897     1998
 Enclave at
  Brentwood, The.     380      --        2,672        15,143       1,197     2,672     16,340      19,012      1,004     1988
 Shadowbluff.....     220    5,720       1,422         8,059         145     1,422      8,204       9,626        520     1986
Orange County,
 California:
 Las Flores......     504    7,368       8,900           264      41,392     8,900     41,656      50,556      1,297     1999
 Newpointe.......     160      --        1,403         7,981         651     1,403      8,632      10,035        809     1987
 Rivermeadows....     152      --        2,082        11,797       1,503     2,082     13,300      15,382        992     1986
 Sorrento........     241    4,744       4,872           --       22,888     4,872     22,888      27,760        800     1998
 Villa
  Marseilles.....     192    3,630       1,970        11,162       4,850     1,970     16,012      17,982      1,138     1991
 Windemere.......     182      --        2,611        14,815          14     2,611     14,829      17,440        101     1987
Orlando, Florida:
 Cameron
  Promenade......     212      --        2,236        12,671       1,117     2,236     13,788      16,024        670     1999
 Cameron Springs.     340      --        2,893        16,391         378     2,893     16,769      19,662      1,060     1986
 Cameron
  Wellington I...     192      --        1,505         8,526          98     1,505      8,624      10,129        548     1988
 Cameron
  Wellington II..     120      --        1,605         9,094         274     1,605      9,368      10,973        422     1999
 Kingston
  Village........     120      --        1,039         5,887         610     1,039      6,497       7,536        397     1982
Phoenix, Arizona:
 Bay Club at Mesa
  Cove...........     472      --        2,797        11,188       2,336     2,797     13,524      16,321      2,136     1985
 Cochise at
  Arrowhead I
  (k)............     272      --        2,019           --       16,080     2,019     16,080      18,099        920     1999
 Cochise at
  Arrowhead II
  (k)............     200      --        1,601           --       11,074     1,601     11,074      12,675        180     1999
 Foxfire.........     188      --        1,055         5,976       1,011     1,055      6,987       8,042      1,041     1985
 Miralago I......     496   18,720       2,743           --       22,519     2,743     22,519      25,262      2,417     1997
 Moorings at Mesa
  Cove, The......     406      --        3,261        13,045       2,136     3,261     15,181      18,442      2,682     1985
 Peaks at Papago
  Park, The           768      --        5,131        23,408      10,221     5,131     33,629      38,760      4,975      (m)
                     Year
                   Acquired
                   --------
Apartment Communities:
Houston, Texas
 (continued):
 Archstone
  Medical Center
  I..............    1994
 Archstone
  Medical Center
  II.............    1994
 Memorial Heights
  I..............    1996
 Memorial Heights
  II.............    1996
Indianapolis,
 Indiana:
 Arbor Green.....    1998
 Archstone River
  Ridge..........    1998
Inland Empire,
 California:
 Crossing, The...    1996
 Miramonte.......    1995
 Sierra Hills....    1997
 Terracina.......    1996
 Westcourt.......    1996
 Woodsong........    1996
Jacksonville,
 Florida:
 Cameron Lakes I
  & II...........    1998
Las Vegas,
 Nevada:
 Crossings at
  Lake Mead, The.    1995
 Horizons at
  Piccole Ranch..    1995
 La Tierra at the
  Lakes..........    1995
Los Angeles,
 California:
 Oakridge........    1998
 Regency Court...    1999
Minneapolis,
 Minnesota:
 Eden Commons
  (k)............    1998
 Regency Woods
  (k)............    1999
 Willow Creek
  (k)............    1999
Nashville,
 Tennessee:
 Amberwood at
  Bellevue.......    1998
 Archstone Briley
  Parkway........    1998
 Cameron
  Overlook.......    1998
 Enclave at
  Brentwood, The.    1998
 Shadowbluff.....    1998
Orange County,
 California:
 Las Flores......    1996
 Newpointe.......    1996
 Rivermeadows....    1997
 Sorrento........    1996
 Villa
  Marseilles.....    1996
 Windemere.......    1999
Orlando, Florida:
 Cameron
  Promenade......    1998
 Cameron Springs.    1998
 Cameron
  Wellington I...    1998
 Cameron
  Wellington II..    1998
 Kingston
  Village........    1998
Phoenix, Arizona:
 Bay Club at Mesa
  Cove...........    1993
 Cochise at
  Arrowhead I
  (k)............    1995
 Cochise at
  Arrowhead II
  (k)............    1995
 Foxfire.........    1994
 Miralago I......    1995
 Moorings at Mesa
  Cove, The......    1992
 Peaks at Papago
  Park, The           (m)

                                                                           Gross Amount at Which Carried
                                   Initial Cost to Archstone     Costs         at December 31, 1999
                                   ---------------------------Capitalized--------------------------------
                                                              Subsequent           Buildings &                           Con-
                           Encum-               Buildings &       to                Improve-              Accumulated  struction
                   Units  brances     Land     Improve-ments  Acquisition   Land      ments      Totals   Depreciation   Year
                   ------ -------- ----------- -------------------------- -------- ----------- ---------- ------------ ---------
Apartment
 Communities:
Phoenix, Arizona
 (continued):
 Ridge, The......     380 $    --  $     1,852 $      10,492  $    1,067  $  1,852 $   11,559  $   13,411   $  1,891     1987
 San Marbeya (k).     404      --        3,675            93      23,369     3,675     23,462      27,137        478     1999
 San Marquis
  North..........     208      --        1,215           --        9,866     1,215      9,866      11,081      1,429     1994
 San Marquis
  South..........     264      --        2,312           --       11,568     2,312     11,568      13,880      1,967     1994
 San Palmera (k).     412      --        3,515           --       23,216     3,515     23,216      26,731      2,282     1997
 San Valiente I
  (k)............     376      --        3,062           --       19,796     3,062     19,796      22,858      1,988     1997
 San Valiente II
  (k)............     228      --        1,647           --       12,360     1,647     12,360      14,007        202     1999
 Scottsdale
  Greens.........     644   23,465       3,489        19,774       8,753     3,489     28,527      32,016      4,553     1980
Portland, Oregon:
 Arbor Heights...     348      --        2,669           --       20,771     2,669     20,771      23,440      1,669     1998
 Brighton........     233      --        1,675         9,532       1,743     1,675     11,275      12,950      1,014     1985
 Cambridge
  Crossing.......     250      --        2,260           --       13,411     2,260     13,411      15,671      1,154     1998
 Hedges Creek....     408      --        3,758           162      23,647     3,758     23,809      27,567        605     1999
 Preston's
  Crossing.......     228      --          851           --       12,280       851     12,280      13,131      1,358     1996
 Timberline......     130      --        1,058         5,995         643     1,058      6,638       7,696        672     1990
Raleigh, North
 Carolina:
 52 Magnolia.....     228   11,765       2,732        15,482         283     2,732     15,765      18,497        978     1995
 Archstone at
  Preston........     388      --          882         4,996      21,828       882     26,824      27,706        143      (c)
 Cameron at Six
  Forks..........     172      --        1,417         8,027         225     1,417      8,252       9,669        519     1985
 Cameron at
  Southpoint.....     288      --        1,719         9,741       9,397     1,719     19,138      20,857        369     1999
 Cameron Brooke..     228      --        2,031        11,508         258     2,031     11,766      13,797        925     1997
 Cameron Lake I &
  II.............     368      --        3,145        17,820       1,342     3,145     19,162      22,307      1,145      (n)
 Cameron Ridge...     228      --        1,694         9,599         675     1,694     10,274      11,968        615     1985
 Cameron Square..     268      --        2,575        14,590         190     2,575     14,780      17,355        923     1987
 Cameron Woods...     328      --        2,107        11,940       8,182     2,107     20,122      22,229        512     1999
 Conifer Glen....     186      --        2,204        12,511         148     2,204     12,659      14,863        508     1997
 Cornerstone.....     302      --        3,748        21,239         334     3,748     21,573      25,321      1,335     1997
 Poplar Place....     230      --        2,189        12,407         772     2,189     13,179      15,368        816     1987
 Waterford Point.     336   14,560       3,136        17,763         --      3,136     17,763      20,899      1,307     1996
Reno, Nevada:
 Enclave, The....     228      --        1,947           --       13,810     1,947     13,810      15,757        723     1998
 Enclave II, The.     180      --        1,538           --       12,988     1,538     12,988      14,526         89      (c)
 Vista Ridge.....     324      --        2,002           --       19,416     2,002     19,416      21,418      2,096     1997
Richmond,
 Virginia:
 Archstone Swift
  Creek I........     288      --          812         4,604      16,732       812     21,336      22,148         41      (c)
 Cameron at
  Gayton.........     220      --        1,905        10,796         168     1,905     10,964      12,869        688     1987
 Cameron at
  Virginia
  Center.........     264      --        2,907        16,472       1,227     2,907     17,699      20,606        779     1999
 Cameron at
  Virginia Center
  II.............      88      --          242         1,372       5,367       242      6,739       6,981         60     1999
 Cameron at
  Wyndham........     312      --        3,782        21,433         992     3,782     22,425      26,207      1,161     1999
 Cameron Crossing
  I & II.........     424      --        4,968        28,155       1,600     4,968     29,755      34,723      1,799     1998
Salt Lake City,
 Utah:
 Archstone River
  Oaks...........     448      --        5,400           213      28,822     5,400     29,035      34,435        318      (c)
 Brighton Place..     336      --        2,091        11,892       4,376     2,091     16,268      18,359      2,074     1979
 Carrington
  Place..........     142    3,372       1,072         6,072         724     1,072      6,796       7,868        434     1986
 Cloverland......     186    4,124       1,392         7,886       1,265     1,392      9,151      10,543        576     1985
 Crossroads......     240    4,435       1,521         8,619       2,183     1,521     10,802      12,323        857     1986
 Fairstone at
  Riverview......     492      --        4,636           --       27,383     4,636     27,383      32,019      2,079     1998
 Greenpointe.....     224      --          923         5,050       3,237       923      8,287       9,210        881      (o)
 Mountain Shadow.     262      --          927         4,730       6,294       927     11,024      11,951      1,063      (p)
 Raintree........     152      --          948         5,373         905       948      6,278       7,226        337     1984
 Remington, The..     288   10,530       2,324           --       14,986     2,324     14,986      17,310      1,781     1997
 Riverbend.......     200      --        1,357         7,692       1,140     1,357      8,832      10,189        472     1985
                     Year
                   Acquired
                   --------
Apartment
 Communities:
Phoenix, Arizona
 (continued):
 Ridge, The......    1993
 San Marbeya (k).    1997
 San Marquis
  North..........    1993
 San Marquis
  South..........    1993
 San Palmera (k).    1995
 San Valiente I
  (k)............    1995
 San Valiente II
  (k)............    1995
 Scottsdale
  Greens.........    1994
Portland, Oregon:
 Arbor Heights...    1996
 Brighton........    1996
 Cambridge
  Crossing.......    1996
 Hedges Creek....    1997
 Preston's
  Crossing.......    1995
 Timberline......    1996
Raleigh, North
 Carolina:
 52 Magnolia.....    1998
 Archstone at
  Preston........    1998
 Cameron at Six
  Forks..........    1998
 Cameron at
  Southpoint.....    1998
 Cameron Brooke..    1998
 Cameron Lake I &
  II.............    1998
 Cameron Ridge...    1998
 Cameron Square..    1998
 Cameron Woods...    1998
 Conifer Glen....    1998
 Cornerstone.....    1998
 Poplar Place....    1998
 Waterford Point.    1998
Reno, Nevada:
 Enclave, The....    1996
 Enclave II, The.    1996
 Vista Ridge.....    1995
Richmond,
 Virginia:
 Archstone Swift
  Creek I........    1998
 Cameron at
  Gayton.........    1998
 Cameron at
  Virginia
  Center.........    1998
 Cameron at
  Virginia Center
  II.............    1998
 Cameron at
  Wyndham........    1998
 Cameron Crossing
  I & II.........    1998
Salt Lake City,
 Utah:
 Archstone River
  Oaks...........    1997
 Brighton Place..    1995
 Carrington
  Place..........    1997
 Cloverland......    1997
 Crossroads......    1996
 Fairstone at
  Riverview......    1996
 Greenpointe.....     (o)
 Mountain Shadow.     (p)
 Raintree........    1998
 Remington, The..    1995
 Riverbend.......    1998

                                    Initial Cost to                 Gross Amount at Which Carried
                                       Archstone          Costs         at December 31, 1999
                                  -------------------- Capitalized -------------------------------
                                           Buildings & Subsequent           Buildings &                           Con-
                          Encum-            Improve-       to                Improve-              Accumulated  struction   Year
                  Units  brances    Land      ments    Acquisition   Land      ments      Totals   Depreciation   Year    Acquired
                  ------ -------- -------- ----------- ----------- -------- ----------- ---------- ------------ --------- --------
Apartment Communities:
San Antonio,
 Texas:
 Archstone
  Huebner Oaks...    344 $    --  $  1,455 $    8,248  $    1,963  $  1,455 $   10,211  $   11,666   $  1,556     1983      1993
 Austin Pointe...    328      --     1,728      9,725       1,596     1,728     11,321      13,049      1,845     1982      1993
 Camino Real.....    176      --     1,084      4,338       2,577     1,084      6,915       7,999      1,051     1979      1993
 Contour Place...    126      --       456      1,829         632       456      2,461       2,917        694     1984      1992
 Crescent, The...    306      --     1,145        --       15,290     1,145     15,290      16,435      2,724     1994      1992
 Dymaxion........    190      --       683      3,740         837       683      4,577       5,260        605     1984      1994
 Marbach Park....    304      --     1,122      6,361       1,307     1,122      7,668       8,790      1,287     1985      1993
 Rancho Mirage...    254      --       724      2,971       1,909       724      4,880       5,604        788     1974      1993
 St. Tropez I....    273      --     2,013      8,054       2,749     2,013     10,803      12,816      1,798     1982      1992
 Stanford
  Heights........    276      --     1,631        --       12,002     1,631     12,002      13,633      1,705     1996      1993
 Sterling
  Heights........    224    9,498    1,644        --       10,818     1,644     10,818      12,462      1,534     1995      1993
 Villas of Castle
  Hills..........    163      --     1,037      4,148       1,147     1,037      5,295       6,332        871     1971      1993
 Waters at
  Northern Hills,
  The............    305      --     1,251      7,105       1,932     1,251      9,037      10,288      1,348     1982      1994
San Diego,
 California:
 Archstone La
  Jolla..........    296      --     4,741     26,866       1,379     4,741     28,245      32,986      2,317     1991      1996
 Archstone
  Mission Valley.    736      --    20,893        656      10,543    20,893     11,199      32,092        (c)      (c)      1998
 Archstone Torrey
  Hills..........    340      --    10,400        659      28,745    10,400     29,404      39,804         95      (c)      1997
 Archstone
  University
  Towne Centre...    328   20,846    4,616     26,160       2,095     4,616     28,255      32,871      2,068     1986      1997
 Carmel Del Mar..    232   14,670    3,802     21,546       2,491     3,802     24,037      27,839      1,071     1991      1998
 Club Pacifica...    264      --     2,141     12,132       1,356     2,141     13,488      15,629      1,328     1987      1996
 El Dorado Hills.    448      --     4,418     25,084       3,500     4,418     28,584      33,002      2,583     1983      1996
 Ocean Crest.....    450      --     3,918     22,207       3,265     3,918     25,472      29,390      1,959      (q)       (q)
 Archstone
  Seaport
  Village........    387      --     5,963     33,789       1,725     5,963     35,514      41,477        999     1992      1999
 Seascape........    208      --     2,659     15,066       1,675     2,659     16,741      19,400        661     1986      1998
San Francisco
 (Bay Area),
 California:
 Archstone
  Emerald Park...    324      --     8,950        170      36,575     8,950     36,745      45,695        134      (c)      1997
 Archstone
  Hacienda.......    540    5,002   18,696        668      47,785    18,696     48,453      67,149         96      (c)      1997
 Archstone Marina
  Bay............    468      --     5,952     33,728       1,062     5,952     34,790      40,742      2,652     1991      1997
 Archstone
  Monterey Grove.    224      --     4,451         13      22,564     4,451     22,577      27,028        277      (c)      1997
 Archstone San
  Ramon..........    496      --     7,820     44,311       1,924     7,820     46,235      54,055      3,620     1988      1997
 Archstone Willow
  Glen...........    412      --    16,140        746      11,681    16,140     12,427      28,567        (c)      (c)      1998
 Ashton Place....    948   45,566    9,782     55,429      28,310     9,782     83,739      93,521      6,363     1970      1996
 Harborside......    149      --     3,213     18,210         481     3,213     18,691      21,904      1,492     1989      1996
 Los Padres
  Village........    245      --     4,579     25,946       1,143     4,579     27,089      31,668      1,916     1988      1997
 Redwood Shores..    304   23,608    5,608     31,778       2,473     5,608     34,251      39,859      2,932     1986      1996
 Treat Commons...    510      --     5,788     32,802       1,458     5,788     34,260      40,048      3,620     1988      1995
Seattle,
 Washington:
 Archstone
  Inglewood Hill.    230      --     2,463         68      17,931     2,463     17,999      20,462        179      (c)      1997
 Archstone
  Northcreek.....    524      --     5,750        261      34,175     5,750     34,436      40,186        446      (c)      1998
 Cambrian, The...    422      --     6,231     35,309       1,854     6,231     37,163      43,394      2,566     1991      1997
 Canyon Creek....    336   17,324    5,250        --       19,800     5,250     19,800      25,050      1,792     1997      1997
 Canyon Creek II.    216    7,865    2,705     15,330       1,973     2,705     17,303      20,008        865     1989      1998
 Fairwood
  Landing........    194      --     1,223      6,928       1,222     1,223      8,150       9,373        650     1982      1996
 Forestview......    192      --     1,681        --       13,896     1,681     13,896      15,577        697     1998      1996
 Harbour Pointe..    230      --     2,027        --       13,128     2,027     13,128      15,155        953     1997      1996
 Redmond Hill
  Central........    258      --     1,950     11,118       1,687     1,950     12,805      14,755      1,568     1987      1995
 Newport
  Crossing.......    192      --     1,694      9,602         781     1,694     10,383      12,077        841     1990      1997
 Pebble Cove.....    288   14,261    1,895        --       15,742     1,895     15,742      17,637      1,542     1996      1995
 Redmond Hill
  East...........    332      --     2,795     15,593       3,242     2,795     18,835      21,630      2,204     1990      1995
 Redmond Hill
  West...........    184    6,251    2,084     11,833       1,567     2,084     13,400      15,484        539     1986      1999
 Stonemeadow
  Farms..........    280      --     4,370        --       18,134     4,370     18,134      22,504        741     1999      1997
 Waterford Place.    360      --     4,131     23,407       1,383     4,131     24,790      28,921      1,495     1989      1997

                                     Initial Cost to                 Gross Amount at Which Carried
                                        Archstone          Costs         at December 31, 1999
                                   -------------------- Capitalized -------------------------------
                                            Buildings & Subsequent           Buildings &                           Con-
                           Encum-            Improve-       to                Improve-              Accumulated  struction
                   Units  brances    Land      ments    Acquisition   Land      ments      Totals   Depreciation   Year
                   ------ -------- -------- ----------- ----------- -------- ----------- ---------- ------------ ---------
Apartment Communities:
Tampa/St.
 Petersburg,
 Florida:
 Archstone Boot
  Ranch..........     250 $    --  $  2,102 $   11,910  $      546  $  2,102 $   12,456  $   14,558   $    778     1988
 Archstone Rocky
  Creek..........     264      --       511      2,896      15,268       511     18,164      18,675        137      (c)
 Cameron
  Bayshore.......     328      --     2,035     11,530       1,025     2,035     12,555      14,590        754     1984
 Cameron Lakes...     207      --     1,570      8,897         530     1,570      9,427      10,997        600     1986
 Cameron Palm
  Harbor.........     168    5,517    1,293      7,325         436     1,293      7,761       9,054        486     1988
 Country Place
  Village I......      88    1,904      777      4,400         422       777      4,822       5,599        289     1982
 Country Place
  Village II.....     100      --       805      4,563         362       805      4,925       5,730        301     1983
Tucson, Arizona:
 Tierra Antigua..     147      --       992      3,967       1,000       992      4,967       5,959      1,156     1979
 Villa Caprice...     268      --     1,279      7,248       1,118     1,279      8,366       9,645      1,316     1972
Ventura County,
 California:
 Le Club.........     370      --     4,958     28,097       2,155     4,958     30,252      35,210      2,091     1987
 Pelican Point...     400      --     4,365     24,735       1,947     4,365     26,682      31,047      1,779     1985
Washington, D.C.:
 Archstone
  Bellemeade
  Farms..........     316   13,122    3,250     18,416         787     3,250     19,203      22,453        688     1988
 Archstone Fair
  Lakes..........     282   15,477    3,687     20,893         610     3,687     21,503      25,190        576     1988
 Archstone
  Governor's
  Green..........     338      --     1,836     10,402      20,483     1,836     30,885      32,721        151      (c)
 Archstone
  Milestone II...     132      --     2,009        435       1,271     2,009      1,706       3,715        (c)      (c)
 Bristol Gables..     358      --     5,429     30,760          33     5,429     30,793      36,222        129     1988
 Camden at
  Kendall Ridge..     184      --     2,089     11,838         157     2,089     11,995      14,084        769     1990
 Cameron at
  Milestone......     444      --     5,633     31,920         311     5,633     32,231      37,864      2,158     1997
 Cameron at
  Saybrooke......     252      --     3,210     18,190         154     3,210     18,344      21,554      1,161     1990
 Cameron Woodland
  Park...........     392      --     6,989        494      10,645     6,989     11,139      18,128        (c)      (c)
 Ellipse at
  Government
  Center, The....     404      --     5,704     38,310       1,061     5,704     39,371      45,075         57     1989
 West Springfield
  Terrace........     244      --     2,918     16,537         268     2,918     16,805      19,723      1,067     1978
                   ------ -------- -------- ----------  ----------  -------- ----------  ----------   --------
Total Apartment
 Communities--
 Operating and
 Under
 Construction....  76,085 $692,630 $732,260 $2,800,434  $1,474,615  $732,260 $4,275,049  $5,007,309   $296,303
                   ====== ======== ======== ==========  ==========  ======== ==========  ==========   ========
Other:
Development
 Communities in
 Planning and
 Owned...........                                                                            45,481        --
                                                                                         ----------   --------
Hotel Asset......                                                                            22,870      4,355
                                                                                         ----------   --------
Other Real Estate
 Assets (r)......                                                                           141,671        --
                                                                                         ----------   --------
Total Real Estate
 Assets..........                                                                        $5,217,331   $300,658
                                                                                         ==========   ========
                     Year
                   Acquired
                   --------
Apartment Communities:
Tampa/St.
 Petersburg,
 Florida:
 Archstone Boot
  Ranch..........    1998
 Archstone Rocky
  Creek..........    1998
 Cameron
  Bayshore.......    1998
 Cameron Lakes...    1998
 Cameron Palm
  Harbor.........    1998
 Country Place
  Village I......    1998
 Country Place
  Village II.....    1998
Tucson, Arizona:
 Tierra Antigua..    1992
 Villa Caprice...    1993
Ventura County,
 California:
 Le Club.........    1997
 Pelican Point...    1997
Washington, D.C.:
 Archstone
  Bellemeade
  Farms..........    1998
 Archstone Fair
  Lakes..........    1998
 Archstone
  Governor's
  Green..........    1998
 Archstone
  Milestone II...    1999
 Bristol Gables..    1999
 Camden at
  Kendall Ridge..    1998
 Cameron at
  Milestone......    1998
 Cameron at
  Saybrooke......    1998
 Cameron Woodland
  Park...........    1998
 Ellipse at
  Government
  Center, The....    1999
 West Springfield
  Terrace........    1998
Total Apartment
 Communities--
 Operating and
 Under
 Construction....
Other:
Development
 Communities in
 Planning and
 Owned...........
Hotel Asset......
Other Real Estate
 Assets (r)......
Total Real Estate
 Assets..........

-------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) As of 12/31/99, community was under construction.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (408 units) was developed in 1996 and Phase II (286 units) was developed in 1998.
(h) Phase I (160 units) was acquired in 1994 and constructed in 1984 and Phase II (192 units) was acquired in 1996 and developed in 1998.
(i) Phase I (208 units) was acquired in 1993 and Phase II (208 units) was developed in 1996.
(j) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(k) Represents properties owned by third party developers that are subject to presale agreements to Archstone to acquire such properties. Archstone's investment as of December 31, 1999 represents development loans made by Archstone to such developers.
(l) Phase I (302 units) was developed in 1996 and Phase II (253 units) was developed in 1998.
(m) Phase I and II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(n) Phase I (196 units) was constructed in 1985 and Phase II (172 units) was constructed in 1982.
(o) Phase I (192 units) was acquired in 1995 and Phase II (32 units) was developed in 1997.
(p) Phase I (174 units) was acquired in 1995 and constructed in 1985 and Phase II (88 units) was acquired in 1996 and constructed in 1996.
(q) Camino Pointe and Ocean Crest were combined in 1999. Camino Pointe (150 units) was constructed in 1985 and acquired in 1998 and Ocean Crest (300 units) was constructed in 1993 and acquired in 1996.
(r) Includes land that is not In Planning and our investment in an unconsolidated taxable subsidiary.




                See accompanying independent auditors' report.

   The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                Year Ended December 31,
                                            ----------------------------------
             Carrying Amounts                  1999        1998        1997
             ----------------               ----------  ----------  ----------
Balance at January 1....................... $4,869,801  $2,604,919  $2,153,363
                                            ----------  ----------  ----------
Apartment communities:
  Real estate assets acquired in the
   Atlantic Merger.........................        --    1,823,727         --
  Acquisition-related expenditures.........    401,392     285,806     391,234
  Redevelopment expenditures...............     72,517      57,171      43,187
  Recurring capital expenditures...........     13,022       9,464       8,762
  Development expenditures, excluding land
   acquisitions............................    334,049     378,161     205,619
  Acquisition and improvement of land for
   development.............................     43,417      67,248      75,196
  Dispositions.............................   (542,554)   (344,336)   (268,210)
  Provision for possible loss on
   investments.............................       (450)        --       (2,800)
                                            ----------  ----------  ----------
Net apartment community activity...........    321,393   2,277,241     452,988
                                            ----------  ----------  ----------
Other:
  Change in other real estate assets.......     32,359         --          --
  Dispositions.............................     (4,672)     (9,959)     (1,232)
  Provision for possible loss on
   investments.............................     (1,550)     (2,400)       (200)
                                            ----------  ----------  ----------
Net other activity.........................     26,137     (12,359)     (1,432)
                                            ----------  ----------  ----------
Balance at December 31..................... $5,217,331  $4,869,801  $2,604,919
                                            ==========  ==========  ==========

                                                      December 31,
                                            ----------------------------------
         Accumulated Depreciation              1999        1998        1997
         ------------------------           ----------  ----------  ----------
Balance at January 1....................... $  205,795  $  129,718  $   97,574
Depreciation for the year..................    132,437      96,337      52,893
Accumulated depreciation on real estate
 dispositions..............................    (37,230)    (20,260)    (20,749)
Other......................................       (344)        --          --
                                            ----------  ----------  ----------
Balance at December 31..................... $  300,658  $  205,795  $  129,718
                                            ==========  ==========  ==========



                 See accompanying independent auditors' report.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust

   We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Frigoscandia Holding AB accounted for under the equity method of accounting, in which the Trust has investments in and advances to amounting to $196.9 million and $229.9 million as of December 31, 1999 and 1998, respectively, and losses from unconsolidated entity of $2.9 million and $7.6 million in 1999, and 1998, respectively. We did not audit the financial statements of CS Integrated LLC accounted for under the equity method of accounting, in which the Trust has an investment in and advances to amounting to $186.9 million as of December 31, 1999 and earnings from unconsolidated entity of $9.2 million in 1999. These statements were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for these entities is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
March 21, 2000

                                 PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                             December 31,
                                                         ----------------------
                        ASSETS                              1999        1998
                        ------                           ----------  ----------
Real estate............................................  $4,974,951  $3,657,500
  Less accumulated depreciation........................     366,703     254,288
                                                         ----------  ----------
                                                          4,608,248   3,403,212
Investments in and advances to unconsolidated entities.     940,364     733,863
Cash and cash equivalents..............................      69,338      63,140
Accounts and notes receivable..........................      46,998      11,648
Other assets...........................................     183,092     118,866
                                                         ----------  ----------
    Total assets.......................................  $5,848,040  $4,330,729
                                                         ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit......................................  $   98,700  $  344,300
  Short-term borrowings................................         --      150,000
  Senior unsecured debt................................   1,729,630   1,083,641
  Other unsecured debt.................................      30,892         --
  Mortgage notes.......................................     657,913     184,964
  Assessment bonds.....................................      10,721      11,281
  Securitized debt.....................................      26,952      31,559
  Accounts payable and accrued expenses................     117,651     116,378
  Construction payable.................................      23,064      34,025
  Amount due to affiliate..............................         221         395
  Distributions and dividends payable..................      54,939      39,283
  Other liabilities....................................      81,549      27,240
                                                         ----------  ----------
    Total liabilities..................................   2,832,232   2,023,066
                                                         ----------  ----------
Minority interest......................................      62,072      51,295
Shareholders' equity:
  Series A Preferred Shares; $0.01 par value; 5,400,000
   shares issued and outstanding at December 31, 1999
   and 1998; stated liquidation preference of $25.00
   per share...........................................     135,000     135,000
  Series B Convertible Preferred Shares; $0.01 par
   value; 7,020,703 shares issued and outstanding at
   December 31, 1999 and 7,537,600 shares issued and
   outstanding at December 31, 1998; stated liquidation
   preference of $25.00 per share......................     175,518     188,440
  Series C Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1999
   and 1998; stated liquidation preference of $50.00
   per share...........................................     100,000     100,000
  Series D Preferred Shares; $0.01 par value;
   10,000,000 shares issued and outstanding at December
   31, 1999 and 1998; stated liquidation preference of
   $25.00 per share....................................     250,000     250,000
  Series E Preferred Shares; $0.01 par value; 2,000,000
   shares issued and outstanding at December 31, 1999;
   stated liquidation preference of $25.00 per share...      50,000         --
  Common shares of beneficial interest; $0.01 par
   value; 161,825,466 shares issued and outstanding at
   December 31, 1999 and 123,415,711 shares issued and
   outstanding at December 31, 1998....................       1,618       1,234
Additional paid-in capital.............................   2,663,350   1,907,232
Employee share purchase notes..........................     (22,906)    (25,247)
Accumulated other comprehensive income.................      (9,765)         23
Distributions in excess of net earnings................    (389,079)   (300,314)
                                                         ----------  ----------
    Total shareholders' equity.........................   2,953,736   2,256,368
                                                         ----------  ----------
    Total liabilities and shareholders' equity.........  $5,848,040  $4,330,729
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  Years Ended December 31, 1999, 1998 and 1997
                     (In thousands, except per share data)

                                                     1999      1998     1997
                                                   --------  -------- --------
Income:
  Rental income..................................  $491,826  $345,046 $284,533
  Other real estate income.......................    46,678    17,554   12,291
  Income from unconsolidated entities............    22,519     2,755    3,278
  Interest.......................................     6,369     2,752    2,392
                                                   --------  -------- --------
   Total income..................................   567,392   368,107  302,494
                                                   --------  -------- --------
Expenses:
  Rental expenses, net of recoveries $87,907 in
   1999, $57,415 in 1998 and $42,288 in 1997 and
   including amounts paid to affiliate of $1,314
   in 1999, $984 in 1998 and $280 in 1997........    33,501    27,120   23,187
  Property management fees paid to affiliate, net
   of recoveries of $3,870 in 1997...............       --        --     3,821
  General and administrative, including amounts
   paid to affiliate of $1,582 in 1999, $1,992 in
   1998 and $657 in 1997.........................    38,284    22,893    6,770
  REIT management fee paid to affiliate..........       --        --    17,791
  Depreciation and amortization..................   152,447   100,590   76,562
  Interest.......................................   170,746    77,650   52,704
  Interest rate hedge expense....................       945    26,050      --
  Costs incurred in acquiring management
   companies from affiliate......................       --        --    75,376
  Other..........................................     4,920     6,187    3,891
                                                   --------  -------- --------
   Total expenses................................   400,843   260,490  260,102
                                                   --------  -------- --------
Earnings from operations.........................   166,549   107,617   42,392
Minority interest share in earnings..............     4,979     4,681    3,560
                                                   --------  -------- --------
Earnings before gain on disposition of real
 estate and foreign currency exchange gains
 (losses)........................................   161,570   102,936   38,832
Gain on disposition of real estate...............    38,994     5,565    7,378
Foreign currency hedge income (expense)..........       --      2,054   (6,028)
Foreign currency exchange gains (losses), net....   (16,818)    2,938     (348)
                                                   --------  -------- --------
Earnings before income taxes.....................   183,746   113,493   39,834
Income tax expense:
  Current........................................     1,472       368       85
  Deferred.......................................       --      1,796      --
                                                   --------  -------- --------
   Total income taxes............................     1,472     2,164       85
                                                   --------  -------- --------
Earnings before cumulative effect of accounting
 change..........................................   182,274   111,329   39,749
Cumulative effect of accounting change...........     1,440       --       --
                                                   --------  -------- --------
Net earnings.....................................   180,834   111,329   39,749
Less preferred share dividends...................    56,835    49,098   35,318
                                                   --------  -------- --------
Net earnings attributable to Common Shares.......  $123,999  $ 62,231 $  4,431
                                                   ========  ======== ========
Weighted average Common Shares outstanding--
 Basic...........................................   152,412   121,721  100,729
                                                   ========  ======== ========
Weighted average Common Shares outstanding--
 Diluted.........................................   152,739   122,028  100,869
                                                   ========  ======== ========
Basic per share net earnings attributable to
 Common Shares:
  Earnings before cumulative effect of accounting
   change........................................  $   0.82  $   0.51 $   0.04
  Cumulative effect of accounting change.........     (0.01)      --       --
                                                   --------  -------- --------
   Net earnings attributable to Common Shares....  $   0.81  $   0.51 $   0.04
                                                   ========  ======== ========
Diluted per share net earnings attributable to
 Common Shares:
  Earnings before cumulative effect of accounting
   change........................................  $   0.82  $   0.51 $   0.04
  Cumulative effect of accounting change.........     (0.01)      --       --
                                                   --------  -------- --------
   Net earnings attributable to Common Shares....  $   0.81  $   0.51 $   0.04
                                                   ========  ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1997, 1998 and 1999
                                (In thousands)

                                       Series A    Series B    Series C    Series D    Series E                         Accumu-
                                       Preferred   Preferred   Preferred   Preferred   Preferred                         lated
                     Common Shares     Shares at   Shares at   Shares at   Shares at   Shares at              Employee   Other
                   -----------------   Aggregate   Aggregate   Aggregate   Aggregate   Aggregate  Additional   Share    Compre-
                    Number     Par    Liquidation Liquidation Liquidation Liquidation Liquidation  Paid-in    Purchase  hensive
                   of Shares  Value   Preference  Preference  Preference  Preference  Preference   Capital     Notes    Income
                   --------- -------  ----------- ----------- ----------- ----------- ----------- ----------  --------  -------
Balances at
December 31,
1996.............    93,677  $ 937.0   $135,000    $201,250    $100,000     $   --       $--      $1,257,347  $   --     $--
 Net earnings....       --       --         --          --          --          --        --             --       --      --
 Preferred share
 dividends.......       --       --         --          --          --          --        --             --       --      --
 Accumulated
 other
 comprehensive
 income--foreign
 currency
 translation
 adjustments.....       --       --         --          --          --          --        --             --       --      (63)
 Comprehensive
 income
 attributable to
 Common Shares...       --       --         --          --          --          --        --             --       --      --
 Sale of Common
 Shares..........    18,455    184.6        --          --          --          --        --         405,082      --      --
 Common Shares
 issued under
 employee share
 purchase plan...     1,357     13.6        --          --          --          --        --          28,777  (27,345)    --
 Common Shares
 issued in 1997
 Merger, net of
 costs...........     3,692     36.9        --          --          --          --        --          79,102      --      --
 Common Shares
 issued under
 dividend
 reinvestment and
 share purchase
 plans...........        20      0.2        --          --          --          --        --             429      --      --
 Limited
 partnership
 units converted
 to Common
 Shares..........       105      1.0        --          --          --          --        --           1,587      --      --
 Series B
 preferred shares
 converted to
 Common Shares...        63      0.6        --       (1,242)        --          --        --           1,241      --      --
 Principal
 payments on
 employee share
 purchase notes..       --       --         --          --          --          --        --             --        64     --
 Retirements of
 employee share
 purchase notes..        (5)    (0.1)       --          --          --          --        --            (100)      95     --
 Common Share
 distributions
 paid............       --       --         --          --          --          --        --             --       --      --
 Common Share
 distributions
 accrued.........       --       --         --          --          --          --        --             --       --      --
                    -------  -------   --------    --------    --------     -------      ----     ----------  -------    ----
Balances at
December 31,
1997.............   117,364  1,173.8    135,000     200,008     100,000         --        --       1,773,465  (27,186)    (63)
 Net earnings....       --       --         --          --          --          --        --             --       --      --
 Preferred share
 dividends.......       --       --         --          --          --          --        --             --       --      --
 Accumulated
 other
 comprehensive
 income--foreign
 currency
 translation
 adjustments.....       --       --         --          --          --          --        --             --       --       86
 Comprehensive
 income
 attributable to
 Common Shares...       --       --         --          --          --          --        --             --       --      --
 Sale of Common
 Shares..........     5,494     54.9        --          --          --          --        --         130,279      --      --
 Sale of
 preferred
 shares..........       --       --         --          --          --      250,000       --          (8,469)     --      --
 Common Shares
 issued under
 dividend
 reinvestment and
 share purchase
 plans...........        18      0.1        --          --          --          --        --             403      --      --
                   Distri-
                   butions
                      In
                    Excess       Total
                    of Net   Shareholders'
                   Earnings     Equity
                   --------- -------------
Balances at
December 31,
1996.............  $(95,145)  $1,599,389
 Net earnings....    39,749       39,749
 Preferred share
 dividends.......   (35,318)     (35,318)
 Accumulated
 other
 comprehensive
 income--foreign
 currency
 translation
 adjustments.....       --           (63)
                             -------------
 Comprehensive
 income
 attributable to
 Common Shares...       --         4,368
 Sale of Common
 Shares..........       --       405,267
 Common Shares
 issued under
 employee share
 purchase plan...       --         1,445
 Common Shares
 issued in 1997
 Merger, net of
 costs...........       --        79,139
 Common Shares
 issued under
 dividend
 reinvestment and
 share purchase
 plans...........       --           429
 Limited
 partnership
 units converted
 to Common
 Shares..........       --         1,588
 Series B
 preferred shares
 converted to
 Common Shares...       --           --
 Principal
 payments on
 employee share
 purchase notes..       --            64
 Retirements of
 employee share
 purchase notes..       --            (5)
 Common Share
 distributions
 paid............   (81,498)     (81,498)
 Common Share
 distributions
 accrued.........   (33,449)     (33,449)
                   --------- -------------
Balances at
December 31,
1997.............  (205,661)   1,976,737
 Net earnings....   111,329      111,329
 Preferred share
 dividends.......   (49,098)     (49,098)
 Accumulated
 other
 comprehensive
 income--foreign
 currency
 translation
 adjustments.....       --            86
                             -------------
 Comprehensive
 income
 attributable to
 Common Shares...       --        62,317
 Sale of Common
 Shares..........       --       130,334
 Sale of
 preferred
 shares..........       --       241,531
 Common Shares
 issued under
 dividend
 reinvestment and
 share purchase
 plans...........       --           403

                                        Series A    Series B    Series C    Series D    Series E                         Accumu-
                                        Preferred   Preferred   Preferred   Preferred   Preferred                         lated
                     Common Shares      Shares at   Shares at   Shares at   Shares at   Shares at              Employee   Other
                   ------------------   Aggregate   Aggregate   Aggregate   Aggregate   Aggregate  Additional   Share    Compre-
                    Number     Par     Liquidation Liquidation Liquidation Liquidation Liquidation  Paid-in    Purchase  hensive
                   of Shares  Value    Preference  Preference  Preference  Preference  Preference   Capital     Notes    Income
                   --------- --------  ----------- ----------- ----------- ----------- ----------- ----------  --------  -------
 Common Shares
 issued upon
 exercise of
 warrants........        12  $    0.1   $    --     $    --     $    --     $    --      $   --    $      118  $    --   $   --
 Limited
 partnership
 units converted
 to Common
 Shares..........        20       0.2        --          --          --          --          --           302       --       --
 Series B
 preferred shares
 converted to
 Common Shares...       593       5.9        --      (11,568)        --          --          --        11,562       --       --
 Principal
 payments on
 employee share
 purchase notes..       --        --         --          --          --          --          --           --        143      --
 Retirements of
 employee share
 purchase notes..       (85)     (0.8)       --          --          --          --          --        (2,039)    1,796      --
 Sale of options
 to
 unconsolidated
 entities........       --        --         --          --          --          --          --         1,333       --       --
 Stock-based
 compensation....       --        --         --          --          --          --          --           278       --       --
 Common Share
 distributions
 paid............       --        --         --          --          --          --          --           --        --       --
 Common Share
 distributions
 accrued.........       --        --         --          --          --          --          --           --        --       --
                    -------  --------   --------    --------    --------    --------     -------   ----------  --------  -------
Balances at
December 31,
1998.............   123,416   1,234.2    135,000     188,440     100,000     250,000         --     1,907,232   (25,247)      23
 Net earnings....       --        --         --          --          --          --          --           --        --       --
 Preferred share
 dividends.......       --        --         --          --          --          --          --           --        --       --
 Accumulated
 other
 comprehensive
 income--foreign
 currency
 translation
 adjustments.....       --        --         --          --          --          --          --           --        --    (9,788)
 Comprehensive
 income
 attributable to
 Common Shares...       --        --         --          --          --          --          --           --        --       --
 Preferred and
 Common Shares
 issued in
 Meridian Merger.    37,388     373.9        --          --          --          --       50,000      733,307       --       --
 Common Shares
 issued under
 dividend
 reinvestment and
 share purchase
 plans...........       344       3.4        --          --          --          --          --         6,327       --       --
 Limited
 partnership
 units converted
 to Common
 Shares..........        14       0.1        --          --          --          --          --           205       --       --
 Series B
 preferred shares
 converted to
 Common Shares...       663       6.6        --      (12,922)        --          --          --        12,916       --       --
 Principal
 payments on
 employee share
 purchase notes..       --        --         --          --          --          --          --           --      2,341      --
 Sale of options
 to
 unconsolidated
 entities........       --        --         --          --          --          --          --         1,226       --       --
 Stock-based
 compensation....       --        --         --          --          --          --          --         2,137       --       --
 Common Share
 distributions
 paid............       --        --         --          --          --          --          --           --        --       --
 Common Share
 distributions
 accrued.........       --        --         --          --          --          --          --           --        --       --
                    -------  --------   --------    --------    --------    --------     -------   ----------  --------  -------
Balances at
December 31,
1999.............   161,825  $1,618.2   $135,000    $175,518    $100,000    $250,000     $50,000   $2,663,350  $(22,906) $(9,765)
                    =======  ========   ========    ========    ========    ========     =======   ==========  ========  =======
                    Distri-
                    butions
                   In Excess      Total
                    of Net    Shareholders'
                   Earnings      Equity
                   ---------- -------------
 Common Shares
 issued upon
 exercise of
 warrants........  $     --    $      118
 Limited
 partnership
 units converted
 to Common
 Shares..........        --           302
 Series B
 preferred shares
 converted to
 Common Shares...        --           --
 Principal
 payments on
 employee share
 purchase notes..        --           143
 Retirements of
 employee share
 purchase notes..        --          (244)
 Sale of options
 to
 unconsolidated
 entities........        --         1,333
 Stock-based
 compensation....        --           278
 Common Share
 distributions
 paid............   (117,601)    (117,601)
 Common Share
 distributions
 accrued.........    (39,283)     (39,283)
                   ---------- -------------
Balances at
December 31,
1998.............   (300,314)   2,256,368
 Net earnings....    180,834      180,834
 Preferred share
 dividends.......    (56,835)     (56,835)
 Accumulated
 other
 comprehensive
 income--foreign
 currency
 translation
 adjustments.....        --        (9,788)
                              -------------
 Comprehensive
 income
 attributable to
 Common Shares...        --       114,211
 Preferred and
 Common Shares
 issued in
 Meridian Merger.        --       783,681
 Common Shares
 issued under
 dividend
 reinvestment and
 share purchase
 plans...........        --         6,331
 Limited
 partnership
 units converted
 to Common
 Shares..........        --           205
 Series B
 preferred shares
 converted to
 Common Shares...        --           --
 Principal
 payments on
 employee share
 purchase notes..        --         2,341
 Sale of options
 to
 unconsolidated
 entities........        --         1,226
 Stock-based
 compensation....        --         2,137
 Common Share
 distributions
 paid............   (158,554)    (158,554)
 Common Share
 distributions
 accrued.........    (54,210)     (54,210)
                   ---------- -------------
Balances at
December 31,
1999.............  $(389,079)  $2,953,736
                   ========== =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                               1999         1998        1997
                                            -----------  -----------  ---------
Operating activities:
 Net earnings.............................  $   180,834  $   111,329  $  39,749
 Minority interest share in earnings......        4,979        4,681      3,560
 Adjustments to reconcile net earnings to
  net cash provided by operating
  activities:
   Depreciation and amortization..........      152,447      100,590     76,562
   Gain on disposition of real estate.....      (38,994)      (5,565)    (7,378)
   Straight-lined rents...................       (9,889)      (6,756)    (5,435)
   Amortization of deferred loan costs....        4,440        2,200      1,977
   Stock-based compensation...............        1,657          278        --
   (Income) loss from unconsolidated
    entities..............................      (20,948)      11,108       (570)
   Deferred income taxes..................          --         1,796        --
 Foreign currency exchange (gains)
  losses, net.............................       11,344       (3,227)       348
 Foreign currency hedge (income) expense..          --        (2,054)     6,028
 Interest rate hedge expense..............          945       26,050        --
 Costs incurred in acquiring management
  companies from affiliate................          --           --      75,376
 Increase in accounts receivable and
  other assets............................      (35,904)     (36,824)   (24,390)
 Increase in accounts payable, accrued
  expenses and other liabilities..........       20,654       35,390     25,508
 Increase (decrease) in amount due to
  affiliate...............................         (174)        (743)     1,138
                                            -----------  -----------  ---------
     Net cash provided by operating
      activities..........................      271,391      238,253    192,473
                                            -----------  -----------  ---------
Investing activities:
 Real estate investments..................     (452,161)    (695,764)  (601,577)
 Tenant improvements and lease
  commissions on previously leased space..      (19,751)     (12,757)   (15,539)
 Recurring capital expenditures...........      (28,114)      (8,038)    (5,523)
 Proceeds from dispositions of real
  estate..................................      557,736      109,336    137,147
 Investments in and advances to
  unconsolidated entities.................     (141,037)    (657,499)   (85,569)
 Cash acquired in Meridian Merger.........       48,962          --         --
                                            -----------  -----------  ---------
     Net cash used in investing
      activities..........................      (34,365)  (1,264,722)  (571,061)
                                            -----------  -----------  ---------
Financing activities:
 Proceeds from sale of shares, net of
  expenses................................          --       371,865    405,712
 Proceeds from exercised warrants,
  dividend reinvestment plan and share
  purchase plan...........................        6,331          521        429
 Repurchase of Common Shares..............          --          (244)        (5)
 Proceeds from secured financing
  transactions............................      466,075       66,000        --
 Proceeds from issuance of senior
  unsecured debt..........................      500,000      374,463    199,772
 Debt issuance and other transaction
  costs incurred..........................      (58,248)      (5,848)    (3,171)
 Distributions paid on Common Shares
  (includes $11,132 paid to Meridian
  shareholders)...........................     (208,969)    (151,050)  (106,556)
 Distributions paid to minority interest
  holders.................................       (7,251)      (6,409)    (5,665)
 Preferred shares dividends paid
  (includes $729 paid to Meridian
  shareholders)...........................      (56,835)     (49,098)   (35,318)
 Principal payments on senior unsecured
  notes...................................      (12,500)     (15,000)       --
 Principal payments received on and
  retirements of employee share purchase
  notes...................................        2,341          143         64
 Payments on derivative financial
  instruments.............................      (27,715)      (3,974)     1,894
 Payments to Meridian shareholders........      (67,581)         --         --
 Proceeds from lines of credit and short-
  term borrowings.........................    1,939,845    1,569,225    530,991
 Payments on lines of credit and short-
  term borrowings.........................   (2,335,445)  (1,074,925)  (569,591)
 Payment on line of credit assumed in
  Meridian Merger.........................     (328,400)         --         --
 Regularly scheduled principal payments
  on mortgage notes.......................       (6,560)      (5,658)    (4,925)
 Principal payments on mortgage notes at
  maturity and prepayments................      (35,916)      (5,411)   (14,804)
                                            -----------  -----------  ---------
     Net cash (used in) provided by
      financing activities................     (230,828)   1,064,600    398,827
                                            -----------  -----------  ---------
Net increase in cash and cash equivalents.        6,198       38,131     20,239
Cash and cash equivalents, beginning of
 year.....................................       63,140       25,009      4,770
                                            -----------  -----------  ---------
Cash and cash equivalents, end of year....  $    69,338  $    63,140  $  25,009
                                            ===========  ===========  =========

See Note 12 for information on non-cash investing and financing activities.

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

1. Description of Business:

   ProLogis Trust ("ProLogis") is a publicly held real estate investment trust ("REIT") that owns and operates a global network of industrial distribution facilities. The ProLogis Operating System(TM), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the Customer Services Group, utilizes ProLogis' international network of distribution facilities to meet customer expansion and reconfiguration needs globally. ProLogis believes it has distinguished itself from its competition by developing an organizational structure and service delivery system built around its customers. ProLogis has organized its business into three operating segments: property operations, corporate distribution facilities services business and temperature-controlled distribution operations. See Note 18.

2. Summary of Significant Accounting Policies:

 Principles of Financial Presentation

   The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled partnerships are consolidated in the accompanying financial statements. All material intercompany transactions have been eliminated. Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 1999 financial statement presentation.

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

   On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its preferred stock. Garonor Holdings, a Luxembourg company, owns Garonor S.A. ("ProLogis Garonor"), an industrial distribution real estate operating company in France. Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, acquired 100% of the common stock of Garonor Holdings. ProLogis accounted for its investment in Garonor Holdings under the equity method. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, since June 29, 1999 the accounts of Garonor Holdings have been consolidated in ProLogis' financial statements along with ProLogis' other wholly owned subsidiaries and majority owned and controlled partnerships. The results of operations of Garonor Holdings for the period from December 29, 1998 through June 29, 1999 are reflected by ProLogis under the equity method. See Note 5.

 REIT Organization Status

   In January 1993, ProLogis was formed as a Maryland REIT and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

   REITs are not generally required to pay federal income taxes if minimum distribution and income, asset and shareholder tests are met. During 1999, 1998 and 1997, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly owned subsidiaries which are qualified REIT subsidiaries. The foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized foreign country income taxes in its results of operations, as applicable.

                                PROLOGIS TRUST

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

   ProLogis' management periodically reviews long-lived assets (primarily real estate) that it owns and operates for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized if necessary. In management's opinion, long-lived assets, primarily real estate assets, are not carried at amounts in excess of their estimated realizable values. Long-lived assets (primarily real estate) to be disposed of, if any, are reported at the lower of their carrying amount or fair value less cost to sell.

   ProLogis acquired certain real estate through the formation of partnerships (as discussed in Note 7) wherein ProLogis contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for ProLogis common shares of beneficial interest, $0.01 par value ("Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests as of the acquisition dates.

   ProLogis Development Services Incorporated ("ProLogis Development Services") develops industrial distribution facilities to meet customer requirements, which are often subsequently sold to customers or third parties. ProLogis Development Services also contracts on a fee basis to develop distribution facilities for customers or third parties. ProLogis owns 100% of the preferred stock of ProLogis Development Services and realizes substantially all economic benefits of its activities. Because ProLogis advances mortgage loans to ProLogis Development Services to fund its acquisition, development and construction activities, ProLogis Development Services is consolidated with ProLogis. ProLogis Development Services is not a qualified REIT subsidiary of ProLogis under the Code. Accordingly, provisions for federal income taxes are recognized, as appropriate.

 Capitalization Policy

   Renovations and improvements to real estate assets are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.

   General and administrative costs incurred for development (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized. Prior to April 1, 1998, ProLogis also capitalized direct and incremental management costs incurred in connection with the acquisition of existing operating facilities. In accordance with Emerging Issues Task Force Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions", which was effective on April 1, 1998, such costs are no longer capitalized.

                                PROLOGIS TRUST

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

 Unconsolidated Entities

   ProLogis' investments in certain entities are accounted for under the equity method. Accordingly, these investments are recognized at ProLogis' cost as adjusted for ProLogis' proportionate share of the earnings or losses of the companies, distributions received and other basis adjustments, as appropriate. ProLogis' proportionate share of the earnings or losses of these companies is recognized in income. See Note 5.

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

 Minority Interest

   Minority interest is carried at cost and represents limited partners' interests in various real estate partnerships controlled by ProLogis. Certain minority interests are carried at the pro rata share of the estimated fair value of the real estate contributed as of the acquisition dates, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of limited partnership units are accounted for at the cost of the minority interest surrendered.

 Financial Instruments

   In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of currency exchange rate and interest rate risk management. To qualify for hedge accounting, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately in net income. See Note 16.

   In assessing the fair value of its financial instruments, both derivative and non-derivative, ProLogis uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, quoted market prices or quotes from brokers or dealers for the same or similar instruments are used to value marketable securities, long-term investments and long-term debt. These values represent a general approximation of possible value and may never actually be realized.

                                PROLOGIS TRUST

   SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and early adoption is allowed. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income. Management is still evaluating the effects this standard will have on ProLogis' consolidated financial position, results of operations or financial statement disclosures based on the derivative financial instruments currently employed by ProLogis. See Note 16.

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

   Foreign subsidiaries of ProLogis have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are remeasured at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Remeasurement gains and losses of such foreign subsidiaries, resulting primarily from the remeasurement of intercompany loans, are included in ProLogis' results of operations. ProLogis recognized losses from remeasurement of $11,436,000 and $348,000 for the years ended December 31, 1999 and 1997, respectively, and a gain from remeasurement of $3,227,000 for the year ended December 31, 1998.

   Transaction gains or losses occur when a transaction, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated. Transaction gains and losses are included in ProLogis' results of operations. ProLogis recognized net foreign currency exchange transaction losses of $5,335,000 (including $45,000 related to foreign currency put option contracts--see Note
16) and $289,000 for the years ended December 31, 1999 and 1998, respectively. ProLogis did not incur transaction gains or losses in 1997 due to its limited foreign operations in that year.

   During 1999, ProLogis entered into foreign currency put option contracts related to its operations in Europe. These put option contracts do not qualify for hedge accounting treatment, therefore, ProLogis recognized net mark to market losses related to the contracts of $47,000 for 1999. See Note 16.

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

                                PROLOGIS TRUST

 Rental Expenses

   Rental expenses include costs of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes, net of amounts recovered from tenants under the terms of the respective leases.

 Stock-Based Compensation

   ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, if the exercise price of the stock options issued equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, certain pro forma earnings per share disclosures are required and are presented in Note 13.

 Comprehensive Income

   ProLogis adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net earnings attributable to Common Shares and other comprehensive income.

   The adoption of this standard did not have a significant effect on the consolidated financial position, results of operations or financial statement disclosures of ProLogis. For the years ended December 31, 1999, 1998 and 1997, ProLogis had one item of other comprehensive income, the cumulative translation adjustments account. This account has been recognized as a component of shareholders' equity. ProLogis displays comprehensive income and its components in its consolidated statements of shareholders' equity.

 Earnings Per Share

   SFAS No. 128, "Earnings Per Share" was adopted in 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Diluted earnings per share reflects the potential dilution that would result if securities or other contracts to issue Common Shares were exercised or converted to Common Shares or resulted in the issuance of Common Shares that then shared in earnings. See
Note 11.

 Cost of Start-Up Activities

   Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities", which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. In 1999, ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of a change in accounting principle. In 1999, such costs incurred have been expensed.

3. Meridian Merger

   On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis (the "Meridian Merger"). In accordance with the terms of the Agreement and Plan of Merger dated as of November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common

                                PROLOGIS TRUST
stock were exchanged (on a 1.10 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have a 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.1 million stock options each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.44 billion of real estate assets, an interest in a temperature-controlled distribution business of $28.7 million and cash and other assets aggregating $72.3 million. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

   The following summarized pro forma unaudited information represents the combined historical operating results of ProLogis and Meridian with the appropriate purchase accounting adjustments, assuming the Meridian Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during such periods (in thousands, except per share amounts):

                                                                 Year Ended
                                                                December 31,
                                                              ------------------
                                                                1999      1998
                                                              --------  --------
      Rental income.........................................  $525,340  $464,034
      Earnings from operations..............................  $170,681  $124,928
      Earnings attributable to Common Shares before
       cumulative effect of accounting change...............  $136,461  $ 78,847
      Net earnings attributable to Common Shares............  $135,021  $ 78,847
      Weighted average Common Shares outstanding:
        Basic...............................................   160,705   155,923
        Diluted.............................................   161,044   156,680
      Basic per share net earnings attributable to Common
       Shares before cumulative effect of accounting change.  $   0.85  $   0.51
      Cumulative effect of accounting change................     (0.01)      --
                                                              --------  --------
      Basic per share net earnings attributable to Common
       Shares                                                 $   0.84  $   0.51
                                                              ========  ========
      Diluted per share net earnings attributable to Common
       Shares before cumulative effect of accounting change.  $   0.85  $   0.50
      Cumulative effect of accounting change................     (0.01)       --
                                                              --------  --------
      Diluted per share net earnings attributable to Common
       Shares...............................................  $   0.84  $   0.50
                                                              ========  ========

                                PROLOGIS TRUST

4. Real Estate

 Investments in Real Estate

   Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                               December 31,      December 31,
                                                   1999              1998
                                               ------------      ------------
      Operating facilities:
        Improved land.........................  $  736,605(1)     $  517,803(1)
        Buildings and improvements............   3,871,396(1)      2,731,203(1)
                                                ----------        ----------
                                                 4,608,001         3,249,006
                                                ----------        ----------
      Facilities under development (including
       cost of land)..........................     186,169(2)(3)     209,670(2)
      Land held for development...............     163,696(4)        180,796(4)
      Capitalized preacquisition costs........      17,085(5)         18,028(5)
                                                ----------        ----------
          Total real estate...................   4,974,951         3,657,500
      Less accumulated depreciation...........     366,703           254,288
                                                ----------        ----------
          Net real estate.....................  $4,608,248(6)     $3,403,212
                                                ==========        ==========

--------
(1) As of December 31, 1999 and December 31, 1998, ProLogis had 1,328 and 1,099 operating buildings, respectively, consisting of 133,689,000 and 104,540,000 square feet, respectively.
(2) Facilities under development consist of 51 buildings aggregating 10,721,000 square feet as of December 31, 1999 and 55 buildings aggregating 8,022,000 square feet as of December 31, 1998.
(3) In addition to the December 31, 1999 construction payable of $23.1 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $247.6 million.
(4) Land held for future development consisted of 1,798 acres as of December 31, 1999 and 1,673 acres as of December 31, 1998.
(5) Capitalized preacquisition costs include $6,253,000 and $2,199,000 of funds on deposit with title companies as of December 31, 1999 and December 31, 1998, respectively.
(6) On January 7, 2000, ProLogis contributed 50.1% of the common stock of one of its wholly owned European entities that owned real estate with a net book value of $334.9 million as of December 31, 1999 to the ProLogis European Properties Fund. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 5.

   ProLogis' operating facilities, facilities under development and land held for future development are located in North America and Europe. No individual market represents more than 10% of ProLogis' real estate assets.

 Operating Lease Agreements

   ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 1999, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

             2000.............................. $  484,346
             2001..............................    406,946
             2002..............................    325,825
             2003..............................    244,484
             2004..............................    174,656
             2005 and thereafter...............    544,468
                                                ----------
                                                $2,180,725
                                                ==========

                                 PROLOGIS TRUST

   ProLogis' largest customer (based on rental income) accounted for 1.81% of ProLogis' rental income (on a annualized basis) for the year ended December 31, 1999. The annualized base rent for ProLogis' 20 largest customers (based on rental income) accounted for 13.95% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 1999.

5. Unconsolidated Entities:

   Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
      Insight(1).....................................    $  2,442     $  1,520
                                                         --------     --------
      ProLogis Logistics:
        Investment(2)(3).............................      40,210       13,241
        Note receivable..............................     130,135      128,634
        Accrued interest and other receivables.......      22,262        9,146
                                                         --------     --------
                                                          192,607      151,021
                                                         --------     --------
      Frigoscandia S.A.:
        Investment(2)................................     (17,396)       2,900
        Notes receivable.............................     209,314      206,667
        Accrued interest and other receivables.......      22,090       11,998
                                                         --------     --------
                                                          214,008      221,565
                                                         --------     --------
      Kingspark S.A.:
        Investment(2)................................      23,584       22,413
        Notes receivable.............................     197,611      146,135
        Mortgage notes receivable....................     140,668       52,371
        Accrued interest and other receivables.......      19,908        3,850
                                                         --------     --------
                                                          381,771      224,769
                                                         --------     --------
      ProLogis California:
        Investment(4)................................     121,325          --
        Other receivable.............................       3,235          --
                                                         --------     --------
                                                          124,560          --
                                                         --------     --------
      ProLogis European Properties Fund:
        Investment(5)................................      32,800          --
        Other payables...............................      (7,824)         --
                                                         --------     --------
                                                           24,976          --
                                                         --------     --------
      Garonor Holdings (6):
        Investment(2)................................         --         5,508
        Note receivable..............................         --       129,395
        Accrued interest receivable..................         --            85
                                                         --------     --------
                                                              --       134,988
                                                         --------     --------
          Total......................................    $940,364     $733,863
                                                         ========     ========

--------
(1) Investment represents ProLogis' investment in the common stock of Insight, Inc. ("Insight") as adjusted for ProLogis' share of Insight's earnings or loss.

                                PROLOGIS TRUST

(2) Investment represents ProLogis' investment in the preferred stock of the respective companies including acquisition costs, as adjusted for ProLogis' share of each company's earnings or loss and cumulative translation adjustments, as appropriate.
(3) Includes $28.7 million representing an equity interest in and notes from Meridian Refrigerated Incorporated ("MRI") that were acquired as part of the Meridian Merger (see Note 3). CS Integrated LLC ("CSI"), which is owned by ProLogis Logistics Services Incorporated ("ProLogis Logistics") also acquired an equity interest in MRI on March 30, 1999. Subsequent to December 31, 1999, ProLogis contributed its interest in MRI to CSI.
(4) Investment represents ProLogis' equity investment in ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' share of the earnings of ProLogis California and for the portion of the gain from the disposition of properties from ProLogis to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.
(5) The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999 with the purchase of facilities from ProLogis and Kingspark Group Holdings Limited ("ProLogis Kingspark"). Additional facilities were acquired from ProLogis and ProLogis Kingspark in December 1999. Investment represents ProLogis' equity investment in the ProLogis European Properties Fund including acquisition costs, as adjusted for ProLogis' share of the earnings of the ProLogis European Properties Fund and for the portion of the gain from the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund.
(6) Garonor Holdings was acquired on December 29, 1998 and was accounted for under the equity method from that date to June 29, 1999. After June 29, 1999, Garonor Holdings is consolidated with the accounts of ProLogis. See
    Note 2.

 Insight

   As of December 31, 1999, ProLogis Development Services had a 33.3% ownership interest in Insight, a privately owned logistics optimization consulting company. ProLogis is not required to make additional investments in Insight. This investment is accounted for under the equity method. ProLogis recognized a loss of $78,000 and income of $20,000 from its investment in Insight for the years ended December 31, 1999 and 1998, respectively. Prior to July 1, 1998, this investment was accounted for under the cost method.

 ProLogis Logistics

   ProLogis owns 100% of the preferred stock of ProLogis Logistics. On April 24, 1997, ProLogis Logistics acquired a 60% interest in CSI, a temperature-controlled distribution company operating in the United States and Canada. From that date to June 12, 1998, ProLogis Logistics owned, at various points in time, between 60.0% and 77.1% of CSI. On June 12, 1998, ProLogis Logistics increased its ownership interest in CSI to 100%. As of December 31, 1999, ProLogis had invested $19.9 million in the preferred stock of ProLogis Logistics and ProLogis' investment in MRI aggregated $28.7 million. As of December 31, 1999, CSI owned or operated temperature-controlled distribution facilities aggregating 172.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in temperature-controlled facilities) of the total, 4.8 million cubic feet was under development. The common stock of ProLogis Logistics is owned by an unrelated party. ProLogis recognizes 95% of the economic benefits of the activities of ProLogis Logistics and its subsidiaries.

   As of December 31, 1999, ProLogis had a $130.1 million note receivable from ProLogis Logistics. The note is unsecured, bears interest at 8.0% per annum and matures on April 24, 2002.

                                PROLOGIS TRUST

   ProLogis accounts for its investment in ProLogis Logistics under the equity method. ProLogis recognized income (including interest income on the note receivable and a management fee payable from CSI through June 1998) from its investment in ProLogis Logistics of $10.8 million, $7.3 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

 Frigoscandia S.A.

   On January 16, 1998, ProLogis invested in Frigoscandia S.A. by acquiring 100% of its preferred stock. Also on January 16, 1998, Frigoscandia S.A., a Luxembourg company, acquired Frigoscandia AB, a refrigerated distribution company headquartered in Sweden. Frigoscandia AB is 100% owned by Frigoscandia Holding AB, which is 100% owned by a wholly owned subsidiary of Frigoscandia S.A. As of December 31, 1999, Frigoscandia AB, which operates in nine European countries, owned or operated 193.6 million cubic feet of refrigerated distribution facilities (including 1.3 million cubic feet under development). As of December 31, 1999, ProLogis had invested $28.5 million in the preferred stock of Frigoscandia S.A. The common stock of Frigoscandia S.A. is owned by a limited liability company, in which unrelated parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Frigoscandia S.A. and its subsidiaries.

   As of December 31, 1999, ProLogis had the following notes receivable outstanding:

  . $91.5 million unsecured note from Frigoscandia Holding AB; interest at 5.0% per annum; due on demand;

  . $87.8 million unsecured note from Frigoscandia S.A.; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and

  . $30.0 million unsecured, non-interest bearing note from a subsidiary of Frigoscandia Holding AB; due on demand.

   ProLogis accounts for its investment in Frigoscandia S.A. under the equity method. ProLogis recognized losses of $4.4 million and of $7.5 million for the years ended December 31, 1999 and 1998, respectively, (including interest income on the mortgage notes and notes receivable).

   Frigoscandia AB has a multi-currency, three-year revolving credit agreement through a consortium of 11 European banks in the currency equivalent of approximately $186.0 million as of December 31, 1999. The loan bears interest at the relevant index (LIBOR or Euribor based on the currency borrowed) rate plus 0.65%. ProLogis has entered into a guaranty agreement for 25% of the loan balance.

 Kingspark S.A.

   On August 14, 1998, ProLogis invested in Kingspark Holding S.A. ("Kingspark S.A.") by acquiring 100% of its preferred stock. Also on August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution real estate development company operating in the United Kingdom, ProLogis Kingspark. As of December 31, 1999, ProLogis Kingspark had 550,000 square feet of operating facilities, 2,202,000 square feet of facilities under development and 844,000 square feet of facilities that it was developing under development management agreements. Additionally, as of December 31, 1999, ProLogis Kingspark owned 397 acres and controlled 1,415 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by ProLogis Kingspark has the capacity for the future development of 21.4 million square feet of facilities. As of December 31, 1999, ProLogis had invested $24.0 million in the preferred stock of Kingspark S.A. The common stock of Kingspark S.A. is owned by a limited liability company, in which unrelated third

                                PROLOGIS TRUST
parties own 100% of the voting interests and Security Capital owns 100% of the non-voting interests. ProLogis recognizes 95% of the economic benefits of the activities of Kingspark S.A. and its subsidiaries.

   ProLogis Kingspark has a loan facility with ProLogis which provides for borrowings of up to 200 million pounds sterling. This facility is available as a line of credit, has an interest rate of 8.0% per annum and is due on demand. As of December 31, 1999, the currency equivalent of $81.2 million of borrowings were outstanding on the loan facility. ProLogis also had the following notes and mortgage notes receivable outstanding as of December 31, 1999:

  . $116.4 million unsecured note receivable from Kingspark S.A.; interest at 5.0% per annum; due on demand;

  . $75.9 million mortgage note receivable from ProLogis Kingspark; interest at 8.0% per annum; secured by land parcels; due on demand; and

  . $64.8 million of mortgage notes receivable from subsidiaries of Kingspark
    S.A.; interest at 7.0% per annum; secured by land parcels; due on demand.

   ProLogis accounts for its investment in Kingspark S.A. under the equity method. ProLogis recognized income of $23.9 million and $2.9 million for the years ended December 31, 1999 and 1998, respectively, (including interest income on the mortgage notes and notes receivable and the line of credit) from its investment in Kingspark S.A. ProLogis' share of Kingspark S.A.'s income for the year ended December 31, 1999 includes a net gain of $4.5 million from the disposition of facilities developed by ProLogis Kingspark to the ProLogis European Properties Fund. The gain recognized is net of $1.1 million which did not qualify for income recognition by ProLogis due to ProLogis' continuing ownership in the ProLogis European Properties Fund. The ProLogis European Properties Fund is discussed below.

   ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The credit agreement, which provides for borrowings of up to 10.0 million pounds sterling (the currency equivalent of approximately $16.1 million as of December 31, 1999). The line of credit, which was increased to
15.0 million pounds sterling in February 2000, has been guaranteed by ProLogis. As of December 31, 1999, no borrowings were outstanding on the line of credit. However, as of December 31, 1999, ProLogis Kingspark had the currency equivalent of approximately $7.9 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit. Additionally, ProLogis has an agreement whereby it has guaranteed the performance and obligations of ProLogis Kingspark with respect to an infrastructure agreement entered into by ProLogis Kingspark related to the development of a land parcel. As of December 31, 1999, ProLogis had an unfunded commitment on this guarantee agreement in the currency equivalent of approximately $9.0 million.

 ProLogis California I LLC

   ProLogis California began operations on August 26, 1999 as a limited liability company whose members are ProLogis and New York State Common Retirement Fund ("NYSCRF"). ProLogis California acquired 78 operating facilities aggregating 11.5 million square feet, two facilities under development and two land parcels from ProLogis, all in the Los Angeles market for $558.2 million and ProLogis received net cash of $210.0 million. In addition, ProLogis California assumed $199.25 million of ProLogis' mortgage debt secured by the facilities acquired. As of December 31, 1999, ProLogis and NYSCRF each had an equity interest in ProLogis California of $143.1 million. ProLogis received distributions aggregating $9.7 million in 1999. ProLogis provides property management, leasing and development management services to ProLogis California and earns fees for these services.

                                PROLOGIS TRUST

   ProLogis' investment in ProLogis California as of December 31, 1999 consisted of (in millions):

      Equity interest, net of distributions............................  $143.1
      Adjustment to carrying value(1)..................................   (26.0)
      ProLogis' share of ProLogis California's earnings, excluding fees
       earned..........................................................     2.9
      Other, including acquisition costs...............................     1.3
                                                                         ------
                                                                         $121.3
                                                                         ======

--------
(1) Reflects the reduction in carrying value for amount of net gain on the disposition of properties to ProLogis California that does not qualify for income recognition due to ProLogis' continuing ownership in ProLogis California.

   ProLogis accounts for its investment in ProLogis California under the equity method and recognized $3.9 million of income for 1999 from its investment in ProLogis California, including management, leasing and development fees of $930,000.

 ProLogis European Properties Fund

   The ProLogis European Properties Fund was formed on September 16, 1999 and began operations on September 23, 1999 when the ProLogis European Properties Fund acquired 12 operating facilities aggregating 2.2 million square feet from ProLogis and ProLogis Kingspark. In December 1999, the ProLogis European Properties Fund acquired an additional six facilities from ProLogis and ProLogis Kingspark aggregating 1.1 million square feet. Third parties (19 institutional investors) have invested 182.6 million euros (the currency equivalent of approximately $184.0 million as of December 31, 1999) in the ProLogis European Properties Fund and have committed to fund an additional
877.7 million euros (the currency equivalent of approximately $884.0 million as of December 31, 1999) through 2002.

   The ProLogis European Properties Fund intends to acquire additional stabilized operating facilities from ProLogis, ProLogis Kingspark and unrelated parties, including facilities to be developed by ProLogis and ProLogis Kingspark in the future. Stabilized facilities have been defined for purposes of the ProLogis European Properties Fund as facilities that meet minimum leasing criteria and minimum net operating income yields, as defined and established by agreement for each country. The ProLogis European Properties Fund has the right to refuse to acquire facilities that ProLogis and ProLogis Kingspark have developed if they do not meet the established criteria. ProLogis has an agreement to manage the ProLogis European Properties Fund for a fee pursuant to a 20-year management agreement.

   In October 1999, the ProLogis European Properties Fund entered into an agreement with two international banks for a three-year 500.0 million euro revolving credit facility. The facility is secured by certain assets of the ProLogis European Properties Fund. Borrowings can be denominated in sterling currencies or the euro, and will bear interest at rates above the relevant index (LIBOR or Euribor).

   ProLogis' investment in the ProLogis European Properties Fund as of December 31, 1999 consisted of (in millions of U.S. dollars):

      Equity interest................................................... $38.4
      Adjustment to carrying value(1)...................................  (6.7)
      ProLogis' share of the ProLogis European Properties Fund's
       earnings, excluding fees earned..................................   0.5
      Other acquisition costs...........................................   0.6
                                                                         -----
                                                                         $32.8
                                                                         =====

                                PROLOGIS TRUST

--------
(1) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to the ProLogis European Properties Fund that does not qualify for income recognition due to ProLogis' continuing ownership in the ProLogis European Properties Fund.

   On January 7, 2000, ProLogis increased its equity investment in the ProLogis European Properties Fund through the contribution of 50.1% of the common stock of one of its wholly owned European entities, which included ProLogis Garonor. This entity owned 6.8 million square feet of operating facilities with a net book value of $334.9 million and held third party debt of $173.6 million as of December 31, 1999. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. ProLogis has also entered into a subscription agreement to make capital contributions of 109.2 million euros (the currency equivalent of approximately $110.0 million as of December 31, 1999) to the ProLogis European Properties Fund through 2002.

   ProLogis accounts for its investment in the ProLogis European Properties Fund under the equity method and recognized $820,000 of income, including management fees of $269,000 and interest income of $86,000 on a note receivable, for the year ended December 31, 1999 from its investment in the ProLogis European Properties Fund.

 Summarized Financial Information

   Summarized financial information for ProLogis' unconsolidated entities as of and for the year ended December 31, 1999 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.

                                                                                    ProLogis
                               ProLogis                                             European
                               Logistics Frigoscandia   Kingspark      ProLogis    Properties
                                (1)(2)     S.A.(1)       S.A.(1)     California(3)  Fund(4)
                               --------- ------------   ---------    ------------- ----------
      Total assets............  $351.8      $558.0       $443.7         $563.5       $333.9(5)
      Total liabilities(6)....  $340.4      $580.6       $417.6         $271.9       $110.1
      Minority interest.......  $  --       $  1.3       $  --          $  --        $  --
      Equity..................  $ 11.4      $(23.9)      $ 26.1         $291.6       $223.8
      Revenues................  $276.0      $426.0       $ 37.4(7)      $ 20.2       $  6.2
      Adjusted EBITDA(8)......  $ 34.9      $ 49.8       $ 30.5         $ 16.8       $  3.0
      Net earnings
       (loss)(9)(10)..........  $ (2.7)     $(14.7)(11)  $  4.6(12)     $  5.4       $  2.5(13)

--------
 (1) ProLogis has a 95% economic interest in each entity as of December 31, 1999.
 (2) ProLogis Logistics' balances include MRI, which was acquired on March 30, 1999. See Note 3.
 (3) ProLogis has a 50% equity interest as of December 31, 1999. ProLogis California began operations on August 26, 1999.
 (4) ProLogis has a 19.68% equity interest as of December 31, 1999. The ProLogis European Properties Fund began operations on September 23, 1999.
 (5) Includes $7.8 million due from ProLogis.
 (6) Includes amounts due to ProLogis of $192.2 million from ProLogis Logistics, $231.4 million from Frigoscandia S.A., and $358.2 million from Kingspark S.A. and loans from third parties (including accrued interest) of $102.0 million for ProLogis Logistics, $210.9 million for Frigoscandia S.A., $262.9 million for ProLogis California and $88.2 million for the ProLogis European Properties Fund.

                                PROLOGIS TRUST

 (7) Includes $25.8 million of gains related to the disposition of facilities, including $5.5 million from the disposition of facilities to the ProLogis European Properties Fund.
 (8) Adjusted EBITDA represents earnings from operations before interest expense, interest income, current and deferred income taxes, depreciation, amortization, cumulative effect of accounting changes, non-recurring items and foreign currency exchange gains and losses.
 (9) ProLogis' share of the net earnings (loss) of the respective entities and interest income on intercompany notes and mortgage notes receivable are recognized in the Consolidated Statements of Earnings as "Income from unconsolidated entities".
(10) The net earnings (loss) of each company includes interest expense on intercompany notes and mortgage notes due to ProLogis, as applicable.
(11) Includes a net foreign currency exchange loss of $1.4 million.
(12) Includes a net foreign currency exchange loss of $1.6 million.
(13) Includes a net foreign currency exchange gain of $1.8 million.

6. Borrowings:

 Unsecured Lines of Credit

   ProLogis has an unsecured credit agreement with Bank of America, N.A. ("Bank of America"), Commerzbank AG and Chase Bank of Texas, National Association, as agents for a bank group that provides for a $550.0 million unsecured revolving line of credit. Borrowings bear interest, at ProLogis' option, at either (a) the greater of the federal funds rate plus 0.5% and the prime rate, or (b) LIBOR plus 1.00% based upon ProLogis' current senior debt ratings. ProLogis' borrowings are primarily at the 30-day LIBOR rate plus 1.00% (6.8225% as of December 31, 1999). Additionally, the credit agreement provides for a facility fee of 0.20% per annum. The line of credit matures on March 29, 2001 and may be extended for an additional year at ProLogis' option. As of December 31, 1999, $45.0 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

   The $550.0 million unsecured line of credit replaced ProLogis' previous $350.0 million unsecured line of credit that was put into place in August 1998. ProLogis' entered into the new credit agreement in March 1999 to provide for increased borrowing capacity following the Meridian Merger. See Note 3.

   As of December 31, 1998, ProLogis had an agreement that provided for a term loan of $150.0 million. The term loan was repaid on April 26, 1999 and the agreement was terminated. ProLogis paid interest at LIBOR plus 1.00% on the term loan borrowings.

   In addition, ProLogis has a $25.0 million unsecured discretionary line of credit with Bank of America that matures on October 1, 2000. By agreement between ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the line of credit as of December 31, 1999.

   On December 17, 1999, ProLogis obtained a multi-currency, unsecured revolving line of credit in the currency equivalent of 325.0 million euros (the currency equivalent of approximately $327.3 million as of December 31, 1999) through a group of 17 banks, on whose behalf ABN AMRO Bank, N.V. acted as agent. The line of credit was obtained for the purpose of funding ProLogis' European development activities. The interest rate on this multi-currency, four-year revolving line of credit is Euribor plus 0.75% or Sterling LIBOR plus 0.75% (borrowings outstanding as of December 31, 1999 were at a weighted average interest rate of 4.25%). As of December 31, 1999, the currency equivalent of approximately $53.7 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.

                                PROLOGIS TRUST

   A summary of ProLogis' unsecured lines of credit borrowings is as follows (dollar amounts in thousands):

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
      Weighted average daily interest rate.......      6.13%     6.46%     6.75%
      Borrowings outstanding as of December 31...  $ 98,700  $344,300  $    --
      Weighted average daily borrowings..........  $232,821  $174,901  $ 56,938
      Maximum borrowings outstanding at any month
       end.......................................  $440,100  $344,300  $143,800
      Total borrowing capacity on all lines of
       credit as of
       December 31...............................  $902,340  $375,000  $375,000

 Senior Unsecured Notes

   ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                             Principal
                                                           Outstanding at  Principal
                                Original  Coupon  Maturity  December 31,    Payment
   Date of Issuance            Principal   Rate     Date      1999(1)     Requirement
   ----------------            ---------- ------  -------- -------------- -----------
   May 16, 1995............... $   17,500 7.250%  05/15/00   $   17,494        (2)
   May 16, 1995...............     17,500 7.300%  05/15/01       17,477        (2)
   May 17, 1996...............     50,000 7.250%  05/15/02       37,486        (3)
   October 9, 1998............    125,000 7.000%  10/01/03      125,000        (2)
   April 26, 1999.............    250,000 6.700%  04/15/04      249,604        (2)
   July 20, 1998..............    250,000 7.050%  07/15/06      249,555        (2)
   November 20, 1997(4)...........135,000.7.250%  11/20/07      134,023        (2)
   April 26, 1999.............    250,000 7.100%  04/15/08      249,932        (2)
   May 17, 1996...............    100,000 7.950%  05/15/08       99,876        (5)
   March 2, 1995..............    150,000 8.720%  03/01/09      150,000        (6)
   May 16, 1995...............     75,000 7.875%  05/15/09       74,757        (7)
   November 20, 1997(4)............25,000 7.300%  11/20/09       24,771        (2)
   February 4, 1997...........    100,000 7.810%  02/01/15      100,000        (8)
   March 2, 1995..............     50,000 9.340%  03/01/15       50,000        (9)
   May 17, 1996...............     50,000 8.650%  05/15/16       49,870       (10)
   July 11, 1997..............    100,000 7.625%  07/01/17       99,785        (2)
                               ----------                    ----------
                               $1,745,000                    $1,729,630
                               ==========                    ==========

--------
 (1)Amounts are net of applicable unamortized original issue discount.
 (2)Principal due at maturity.
 (3)Annual principal payments of $12.5 million from 5/15/00 to 5/15/02.
 (4) Senior unsecured notes assumed by ProLogis in March 1999 in connection with the Meridian Merger. See Note 3.
 (5)Annual principal payments of $25.0 million from 5/15/05 to 5/15/08.
 (6)Annual principal payments of $18.75 million from 3/1/02 to 3/1/09.
 (7)Annual principal payments of $9.375 million from 5/15/02 to 5/15/09.
 (8)Annual principal payments ranging from $10.0 million to $20.0 million from 2/1/10 to 2/1/15.

                                PROLOGIS TRUST

 (9)Annual principal payments ranging from $5.0 million to $12.5 million from 3/1/10 to 3/1/15.
(10)Annual principal payments ranging from $5.0 million to $12.5 million from 5/15/10 to 5/15/16.

   The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis from time to time outstanding. The Notes are redeemable at any time at the option of ProLogis. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the notes assumed in connection with the Meridian Merger, note purchase agreements. Under the terms of the indenture agreement and note purchase agreements, ProLogis must meet certain financial covenants and ProLogis was in compliance with all such covenants as of December 31, 1999.

 Other Unsecured Debt

   ProLogis has an unsecured term loan in the amount of 200.0 million French francs (the currency equivalent of approximately $30.9 million as of December 31, 1999). The loan bears interest at a variable rate (Euribor plus 1.20%) that has been fixed through maturity at 3.62% through an interest rate swap agreement. See Note 16. Annual payments are due on the loan commencing in the year 2001, with the final payment due in 2006. The term loan prohibits distributions from the entity that holds the debt unless certain principal reductions are made. ProLogis contributed 50.1% of the common stock of the wholly owned entity holding this debt to the ProLogis European Properties Fund on January 7, 2000. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 5.

 Mortgage Notes, Assessment Bonds and Securitized Debt

   Mortgage notes, assessment bonds and securitized debt consisted of the following as of December 31, 1999 (in thousands):

                                                                              Balloon
                                                           Periodic           Payment
                                       Interest   Maturity Payment  Principal  Due at
   Description                         Rate(1)      Date     Date    Balance  Maturity
   -----------                         --------   -------- -------- --------- --------
   Mortgage notes:
     Platte Valley Industrial
      Center #1....................      9.750%   03/01/00   (2)     $   264  $   256
     West One Business Center #1...      8.250    09/01/00   (2)       4,327    4,252
     Tampa West Distribution Center
      #20..........................      9.125    11/30/00   (3)          52      --
     Rio Grande Industrial Center
      #1...........................      8.875    09/01/01   (2)       2,878    2,544
     Titusville Industrial Center
      #1...........................     10.000    09/01/01   (2)       4,494    4,181
     Prudential Insurance(4).......      8.590    04/01/03   (2)      26,078   23,505
     Sullivan 75 Distribution
      Center #1....................      9.960    04/01/04   (2)       1,793    1,663
     Charter American Mortgage(4)..      8.750    08/01/04   (2)       7,180    5,819
     West One Business Center #3...      9.000    09/01/04   (2)       4,318    3,847
     Raines Distribution Center....      9.500    01/01/05   (2)       5,259    4,402
     Prudential Insurance(4)(5)....      6.850    03/01/05   (6)      53,111   48,850
     Consulate Distribution Center
      #300(5)......................      6.970    02/01/06   (2)       3,740      367
     Plano Distribution Center #7(5)...  7.020    04/15/06   (2)       3,785    3,200
     Societe Generale(4)(7)........      4.790(8) 12/29/06   (2)      14,041    5,307
     Societe Generale(4)(7)........      4.800(9) 12/29/06   (2)     115,769   78,235
     Connecticut General Life
      Insurance(4).................      7.080    03/01/07   (2)     148,757  134,431
     Vista Del Sol Industrial
      Center #1 & 2................      9.680    08/01/07   (3)       3,446      --
     Credit Lyonnais(4)(7).........      8.600    07/21/08   (3)      12,921      --
     State Farm Insurance(4)(5)....      7.100    11/01/08   (2)      15,467   13,698
     Placid Street Distribution
      Center #1(5).................      7.180    12/01/09   (2)       7,829    5,142

                                PROLOGIS TRUST

                                                                           Balloon
                                                        Periodic           Payment
                                      Interest Maturity Payment  Principal  Due at
   Description                        Rate(1)    Date     Date    Balance  Maturity
   -----------                        -------- -------- -------- --------- --------
     Earth City Industrial Center
      #4............................    8.500% 07/01/10    (3)   $  1,933  $    --
     GMAC Commercial Mortgage(4)....    7.750  10/01/10    (3)      7,974       --
     Executive Park Distribution
      Center #3.....................    8.190  03/01/11    (3)      1,053       --
     Cameron Business Center #1(5)......7.230  07/01/11    (2)      6,162     4,028
     Platte Valley Industrial Center
      #9............................    8.100  04/01/17    (3)      3,248       --
     Platte Valley Industrial Center
      #4............................   10.100  11/01/21    (3)      2,034       --
     Morgan Guaranty Trust(4).......    7.584  04/01/24   (10)    200,000   127,187
                                                                 --------
                                                                 $657,913
                                                                 ========
   Assessment bonds:
     City of Wilsonville............    6.820% 08/19/04    (3)   $    111       --
     City of Kent...................    5.500  05/01/05    (3)         16       --
     City of Kent...................    7.850  06/20/05    (3)         84       --
     City of Portland...............    8.330  11/17/07    (3)          6       --
     City of Kent...................    7.980  05/20/09    (3)         64       --
     City of Fremont................    7.000  03/01/11    (3)      9,348       --
     City of Las Vegas..............    8.750  10/01/13    (3)        720       --
     City of Kent...................    6.210  01/15/15    (3)         75       --
     City of Portland...............    7.250  11/07/15    (3)         86       --
     City of Portland...............    7.250  09/15/16    (3)        211       --
                                                                 --------
                                                                 $ 10,721
                                                                 ========
   Securitized debt:
     Tranche A......................    7.740% 02/01/04    (2)   $ 18,995  $ 15,214
     Tranche B......................    9.940  02/01/04    (2)      7,957     7,215
                                                                 --------
                                                                 $ 26,952
                                                                 ========

--------
 (1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 6.99%, 7.13% and 8.39%, respectively as of December 31, 1999.
 (2) Monthly amortization with a balloon payment due at maturity.
 (3) Fully amortizing.
 (4) Secured by various distribution facilities.
 (5) Mortgage note was assumed by ProLogis in connection with the Meridian Merger. See Note 3. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or discount was recognized, where applicable.
 (6) Carrying value includes premium, interest only with stated principal amount due at maturity.
 (7) On January 7, 2000, ProLogis contributed 50.1% of the common stock of the wholly owned entity holding this debt to the ProLogis European Properties Fund. ProLogis is committed to contributing the remaining 49.9% in January 2001. See Note 5.
 (8) Variable rate provided by loan agreement is Euribor plus 1.20%. The Euribor rate has been fixed through January 2004 at 3.59% through interest rate swap agreement. See Note 16.
 (9) Variable rate provided by loan agreement is Euribor plus 1.20%. The Euribor rate has been fixed through January 2004 at 3.60% through interest rate swap agreement. See Note 16.
(10) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.

                                PROLOGIS TRUST

   Mortgage notes are secured by real estate with an aggregate undepreciated cost of $1.21 billion as of December 31, 1999. Assessment bonds are secured by real estate with an aggregate undepreciated cost of $226.9 million as of December 31, 1999. Securitized debt is collateralized by real estate with an aggregate undepreciated cost of $63.4 million as of December 31, 1999.

 Long-Term Debt Maturities

   Approximate principal payments due on senior unsecured notes, other unsecured debt, mortgage notes, assessment bonds and securitized debt during each of the years in the five-year period ending December 31, 2004 and thereafter are as follows (in thousands):

      2000.......................................................... $   43,455
      2001..........................................................     53,027
      2002..........................................................     64,767
      2003..........................................................    202,429
      2004..........................................................    336,520
      2005 and thereafter...........................................  1,758,780
                                                                     ----------
          Total principal due.......................................  2,458,978
      Less: Original issue discount.................................     (2,870)
                                                                     ----------
          Total carrying value...................................... $2,456,108
                                                                     ==========

 Interest Expense

   For 1999, 1998 and 1997, interest expense was $170.7 million, $77.7 million and $52.7 million, respectively, which is net of capitalized interest of $16.0 million, $19.2 million and $18.4 million, respectively. Amortization of deferred loan costs included in interest expense was $4.4 million, $2.2 million and $2.0 million for 1999, 1998 and 1997, respectively. The total interest paid in cash on all outstanding debt was $169.8 million, $83.2 million and $61.3 million during 1999, 1998 and 1997, respectively.

7. Minority Interest:

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

   ProLogis sold its 70.0% general partnership interest in Red Mountain Joint Venture in March 1999 and recognized a gain of $715,000. As of December 31, 1999, ProLogis is the controlling general partner in six partnerships, including two partnerships (MDN/JSC II Limited Partnership and Meridian Realty Partners, L.P.) acquired in the Meridian Merger (see Note 3). In each of these partnerships, the limited partners are entitled to exchange partnership units for Common Shares (5,055,704 on a one for one basis and 483,087 at a rate of 1.10 Common Share per partnership unit, plus $2.00). Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares.

                                PROLOGIS TRUST

   The six partnerships are as follows:

  . ProLogis Limited Partnership-I, which owned approximately $209.6 million of industrial distribution facilities located primarily in the San Francisco Bay market as of December 31, 1999, was formed in December 1993. ProLogis had a 68.7% controlling general partnership interest and there were 4,520,532 limited partnership units outstanding as of December 31, 1999. These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges.

  . ProLogis Limited Partnership-II, which owned approximately $56.8 million of industrial distribution facilities located primarily in the Charlotte, Dallas/Fort Worth, Denver, El Paso, St. Louis, Washington D.C./Baltimore and the San Francisco Bay markets as of December 31, 1999, was formed in May 1994. ProLogis' initial 81.2% controlling general partnership interest has subsequently been increased to 97.8% (the ownership interest as of December 31, 1999) due to the conversion of limited partnership units into Common Shares. There were 90,213 limited partnership units outstanding as of December 31, 1999.

  . ProLogis Limited Partnership-III, which owned approximately $51.7 million of industrial distribution facilities located primarily in the San Antonio, Orlando, Miami/Ft. Lauderdale and Tampa markets as of December 31, 1999, was formed in October 1994. ProLogis had a 50.4% controlling general partnership interest at formation, which has subsequently been increased to 88.2% (the ownership interest as of December 31, 1999) as the result of additional contributions by ProLogis and the conversion of limited partnership units into Common Shares. There were 376,347 limited partnership units outstanding as of December 31, 1999.

  . ProLogis Limited Partnership-IV, which owned approximately $94.8 million of industrial distribution facilities located primarily in the Cincinnati, Dallas/Fort Worth, Miami/Ft. Lauderdale, Orlando and Tampa markets as of December 31, 1999, was formed in October 1994 through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis IV, Inc., and the contribution of industrial distribution facilities from the limited partner. ProLogis' initial 96.4% controlling general partnership interest has been increased to 98.2% (the ownership interest as of December 31, 1999) as the result of additional contributions by ProLogis. There were 68,612 limited partnership units outstanding as of December 31, 1999.

  . ProLogis Limited Partnership-IV and ProLogis IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 1999, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis IV, Inc. of $0.7 million and ProLogis IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.7 million.

  . Meridian Realty Partners, L.P. owned a $10.3 million industrial distribution facility located in the Los Angeles market as of December 31, 1999. ProLogis had an 88.0% controlling general partnership interest and there were 29,712 limited partnership units outstanding as of December 31, 1999.

  . MDN/JSC II Limited Partnership owned approximately $62.1 million of industrial distribution facilities located in the Dallas and Las Vegas markets as of December 31, 1999. ProLogis had a 67.4% controlling general partnership interest and there were 453,375 limited partnership units outstanding as of December 31, 1999.

   For financial reporting purposes, the assets, liabilities, results of operations and cash flows of each of the six partnerships are included in ProLogis' consolidated financial statements, and the interests of the limited partners are reflected as minority interest.

                                PROLOGIS TRUST

8. Shareholders' Equity:

 Shares Authorized

   As of December 31, 1999, 275,000,000 shares were authorized (increased from 230,000,000 shares on June 24, 1999 through a shareholder-approved amendment to ProLogis' Declaration of Trust). ProLogis' Board of Trustees (the "Board") may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.

 Preferred Shares

   As of December 31, 1999, ProLogis had four series of cumulative redeemable preferred shares of beneficial interest outstanding (Series A, C, D and E) and one series of cumulative convertible redeemable preferred shares of beneficial interest outstanding (Series B). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential dividends based upon each series' respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December for all series of preferred shares, with the exception of Series E, which are payable quarterly on the last day of January, April, July and October, when, and if, declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series can be redeemed for a cash redemption price which (other than the portion consisting of accrued and unpaid dividends) is payable solely out of the sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to payment of dividends, each series of preferred shares ranks on parity with ProLogis' other series of preferred shares.

   The Series B preferred shares are convertible at any time, unless previously redeemed, at the option of the holders thereof into Common Shares at a conversion price of $19.50 per share (equivalent to a conversion rate of 1.282 Common Shares for each Series B preferred share).

   ProLogis' preferred shares are summarized as follows:

                                                                     Equivalent
                            Number of Shares    Stated                Based on      Optional
                            Outstanding as of Liquidation Dividend   Liquidation   Redemption
                            December 31, 1999 Preference    Rate     Preference     Date(1)
                            ----------------- ----------- -------- --------------- ----------
   Series A................     5,400,000       $25.00      9.40%  $2.35 per share  06/21/00
   Series B(2).............     7,020,703       $25.00      7.00%  $1.75 per share  02/21/01
   Series C................     2,000,000       $50.00      8.54%  $4.27 per share  11/13/26
   Series D................    10,000,000       $25.00      7.92%  $1.98 per share  04/13/03
   Series E................     2,000,000       $25.00      8.75%  $2.19 per share  06/30/03

--------
(1) After this date, the preferred shares can be redeemed at ProLogis' option.
(2) During 1999 and 1998, Series B preferred shares of 516,897 and 462,700, respectively, were converted into 662,661 and 593,181 Common Shares, respectively.

 Issuance of Common Shares

   The purchase agreement of ProLogis Kingspark contained a provision that allowed for additional contingent consideration, to be settled by the issuance of Common Shares, upon the achievement of a specified level of earnings by ProLogis Kingspark. The conditions precedent to the issuance of the Common Shares were met in 1999. ProLogis recognized a liability of $3.9 million related to the additional purchase price as of December 31, 1999. In settlement of this liability, 200,535 Common Shares were issued in February 2000.

                                PROLOGIS TRUST

 Shelf Registration

   In June 1999, ProLogis filed a $500.0 million shelf registration statement with the Securities and Exchange Commission supplementing its existing shelf registration. The shelf registration allows ProLogis to issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. As of December 31, 1999, ProLogis had $608.0 million of shelf-registered securities available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.

 Ownership Restrictions and Significant Shareholder

   For ProLogis to qualify as a REIT under the Code, not more than 50% in value of its outstanding shares of stock may be owned by five or fewer individuals at any time during the last half of ProLogis' taxable year. Therefore, ProLogis' Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of ProLogis' outstanding shares by a single person, or persons acting as a group, to 9.8% of ProLogis' outstanding shares. This provision assists ProLogis in protecting and preserving its REIT status and protects the interest of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares.

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

   Security Capital is exempt from the ownership restrictions described above. Security Capital owned 30.8% of the outstanding Common Shares as of December 31, 1999. For tax purposes, Security Capital's ownership is attributed to its shareholders.

 Dividend Reinvestment and Share Purchase Plan

   In March 1995, ProLogis adopted a Dividend Reinvestment and Share Purchase Plan (the "1995 Plan"), which commenced in April 1995. The 1995 Plan allowed holders of Common Shares the opportunity to acquire additional Common Shares by automatically reinvesting distributions. Holders of Common Shares who do not participate in the 1995 Plan continue to receive distributions as declared. The 1995 Plan also allowed participating holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are acquired pursuant to the 1995 Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge.

   The 1995 Plan was amended in June 1999 by the 1999 Dividend Reinvestment and Share Purchase Plan (the "1999 Plan"). The primary change effective with the 1999 Plan allows persons who are not holders of Common Shares to participate in the share purchase plan.

 Shareholder Purchase Rights

   On December 7, 1993, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on December 31, 1993. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $40.00 per one-hundredth of a Participating Preferred Share, subject to

                                PROLOGIS TRUST
adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group (other than certain affiliates of ProLogis) acquires 20% or more of the Common Shares or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 20% or more of the Common Shares (other than certain affiliates of ProLogis), each Right will entitle the holder to purchase, at the Right's then-current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of ProLogis pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire on December 7, 2003, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

9. Distributions and Dividends:

 Common Distributions

   ProLogis' annual distribution per Common Share was $1.30 in 1999, $1.24 in 1998 and $1.07 in 1997. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1998 and 1997 and the estimated taxability for 1999:

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                               1999  1998  1997
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $0.84 $1.12 $1.07
        Capital gains.........................................  0.35   --    --
        Return of capital.....................................  0.11  0.12   --
                                                               ----- ----- -----
          Total............................................... $1.30 $1.24 $1.07
                                                               ===== ===== =====

   The distribution level for 2000 was set at $1.34 per Common Share by the Board in December 1999. Additionally, on December 16, 1999, ProLogis declared a distribution of $0.335 per Common Share payable on February 23, 2000 to shareholders of record as of February 9, 2000.

   On May 3, 1999, ProLogis paid a common distribution to holders of Meridian common stock as of March 19, 1999. This distribution, which was declared by the Meridian Board of Directors prior to the closing of the Meridian Merger, related to the first quarter of 1999 and aggregated $11.1 million. This liability was assumed by ProLogis in connection with the Meridian Merger. See
Note 3.

   In connection with the 1997 Merger discussed in Note 10, Security Capital issued warrants to acquire 3,608,202 shares of Class B common stock of Security Capital pro rata to holders of Common Shares (other than Security Capital), Series B preferred shares and limited partnership units. Holders of Common Shares and holders of limited partnership units received 0.046549 warrants for each Common Share or unit held and holders of Series B preferred shares received 0.059676 warrants for each preferred share held. Each warrant was exercisable into one share of Security Capital Class B common stock at an exercise price of $28.00 per share. The warrants expired in September 1998. Security Capital issued the warrants as an incentive to ProLogis' shareholders to vote in favor of the 1997 Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

                                PROLOGIS TRUST

 Preferred Dividends

   The annual dividends per preferred share are as follows:

                                                     Year Ended December 31,
                                                     ---------------------------
                                                     1999(1)   1998(2)   1997(2)
                                                     -------   -------   -------
      Series A......................................  $2.35     $2.35     $2.35
      Series B......................................   1.75      1.75      1.75
      Series C......................................   4.27      4.27      4.27
      Series D......................................   1.98      1.42(3)    --
      Series E......................................   1.64(4)    --        --

--------
(1) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.
(2) For federal income tax purposes these dividends are treated as ordinary income to the holders.
(3) For the period from date of issuance to December 31, 1998.
(4) For the period from date of issuance to December 31, 1999.

   On April 30, 1999, ProLogis paid an aggregate dividend of $1.1 million on the Series E preferred shares ($0.5469 per share), of which $729,200 related to Meridian's series D preferred stock that was accrued by Meridian prior to the closing of the Meridian Merger. See Note 3.

   Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

   ProLogis' tax return for the year ended December 31, 1999 has not been filed. The taxability information for 1999 is based upon the best available data. ProLogis' tax returns have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions and dividends is subject to change.

10. 1997 Merger Transaction:

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

                                PROLOGIS TRUST

   As a result of the 1997 Merger, ProLogis terminated the REIT management and property management agreements that were in place while Security Capital owned the management companies. All employees of the management companies became employees of ProLogis and ProLogis directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the corporate entity are recorded as general and administrative expenses.

11. Earnings Per Common Share:

   A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
      Net earnings attributable to Common Shares....  $123,999 $ 62,231 $  4,431
                                                      ======== ======== ========
      Weighted average Common Shares outstanding--
       Basic........................................   152,412  121,721  100,729
      Incremental effect of common stock equivalents
       and contingently issuable shares (see Note
       8)...........................................       327      307      140
                                                      -------- -------- --------
      Adjusted weighted average Common Shares
       outstanding--Diluted.........................   152,739  122,028  100,869
                                                      ======== ======== ========
      Per share net earnings attributable to Common
       Shares:
        Basic.......................................  $   0.81 $   0.51 $   0.04
                                                      ======== ======== ========
        Diluted.....................................  $   0.81 $   0.51 $   0.04
                                                      ======== ======== ========

   For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                             Year Ended December
                                                                     31,
                                                             -------------------
                                                             1999   1998   1997
                                                             ----- ------ ------
      Series B preferred shares............................. 9,221 10,055 10,319
                                                             ===== ====== ======
      Limited partnership units............................. 5,461  5,070  5,190
                                                             ===== ====== ======

12. Supplemental Cash Flow Information

   Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

  . In connection with the Meridian Merger discussed in Note 3, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E preferred shares, assumed approximately 1.1 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).

                                PROLOGIS TRUST

  . ProLogis disposed of properties to ProLogis California as discussed in
    Note 5 and received $148.2 million of the proceeds in the form of an equity interest.

  . In connection with the formation of the ProLogis European Properties Fund as discussed in Note 5, ProLogis received $23.4 million of the proceeds from its disposition of facilities to the ProLogis European Properties Fund in the form of an equity interest.

  . Series B preferred shares aggregating $12.9 million, $11.6 million and $1.2 million were converted into Common Shares in 1999, 1998 and 1997, respectively.

  . Limited partnership units aggregating $205,000, $302,000 and $1,588,000 were converted into Common Shares in 1999, 1998 and 1997, respectively.

  . Net foreign currency translation adjustments of $9,788,000, $(86,000) and $63,000 were recognized in 1999, 1998 and 1997, respectively.

  . Mortgage notes in the amount of $39.8 million and $12.8 million were assumed in connection with the acquisition of real estate in 1998 and 1997, respectively.

  . Common Shares in the amount of $1.0 million were issued in connection of the acquisition of real estate in 1997.

  . In connection with the 1997 Merger discussed in Note 10, $79.8 million of Common Shares were issued in exchange for $4.4 million of net tangible assets in 1997.

  . Employee share purchase notes in the amount of $27.3 million were received for Common Shares issued under the employee share purchase plan in 1997. See Note 13.

  . Employee share purchase notes in the amount of $1.8 million and $0.1 million were retired in 1998 and 1997, respectively. See Note 13.

13. Long-Term Compensation

 Long-Term Incentive Plan and Share Option Plan for Outside Trustees

   ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee share purchase plan, a stock option plan, a restricted share unit plan and a performance share plan. No more than 9,410,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a ten-year term. Additionally, ProLogis has 100,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan").

  Employee Share Purchase Plan

   Under the employee share purchase plan certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 1999, there were 1,154,349 Common Shares securing the employee share purchase notes.

   The outstanding notes receivable at December 31, 1999 of $22,906,000 include $20,277,000 due from officers of ProLogis.

                                PROLOGIS TRUST

 Stock Options

   ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 1999 are as follows:

                                                                       Weighted
                                                                        Average
                              Number of                     Expiration Remaining
                               Options   Exercise Price(1)     Date      Life
                              --------- ------------------- ---------- ---------
   Outside Trustees Plan(2).     65,000 $   16.00-$   25.00 2000-2009  6.1 years
   Employee stock purchase
    plan(3).................  2,244,586           $21.21875      2007  7.5 years
   Stock option plan(2)(3):
     1997 awards............    285,321 $21.21875-$23.96875      2007  7.7 years
     1998 awards............  1,397,879 $ 20.9375-$  24.625      2008  8.7 years
     1999 awards............  1,459,753 $17.1875-$ 19.71875      2009  9.7 years
   Meridian options(4)......  1,025,850 $ 15.125-$  23.9375      2004  4.2 years
   Options sold to
    unconsolidated
    entities(2).............    984,819    $18.625-$24.5625 2008-2009  9.2 years
                              ---------
       Total................  7,463,208
                              =========

--------
(1) Exercise price was equal to the average of the high and low market price on the date of grant.
(2) The holders are awarded dividend equivalent units each year of the plan, except for holders of 30,000 options issued under the Outside Trustees Plan prior to 1999.
(3) Graded vesting at various rates over periods from one to ten years, subject to certain conditions.
(4) Options are fully exercisable. Options issued to holders of Meridian options are exercisable into 1.10 Common Shares plus $2.00. See Note 3.

                                PROLOGIS TRUST

   The weighted average fair value of the stock options issued under the Incentive Plan to ProLogis' employees, issued under the Outside Trustees Plan and sold to unconsolidated entities during 1999 was $2.99 per option (excluding the value of the DEUs to be earned). The activity with respect to ProLogis' stock option plans for the years ended December 31, 1999, 1998 and 1997 is presented below.

                                            Weighted
                                            Average   Number of
                                 Number of  Exercise   Options
                                  Options    Price   Exercisable
                                 ---------  -------- -----------
      Balance at December 31,
       1996.....................    18,000   $16.56      18,000
        Granted................. 3,097,012    21.24     710,473
        Exercised...............       --       --          --
        Forfeited...............   (11,721)   21.22         --
                                 ---------   ------   ---------
      Balance at December 31,
       1997..................... 3,103,291    21.21     728,473
        Granted/Sold............ 2,011,392    21.17     504,513
        Exercised...............       --       --          --
        Forfeited...............  (251,473)   21.22         --
                                 ---------   ------   ---------
      Balance at December 31,
       1998..................... 4,863,210    21.19   1,232,986
        Granted/Sold............ 2,066,133    20.41         --
        Issued in Meridian
         Merger (see Note 3).... 1,025,850    20.13   1,025,850
        Exercised...............    (4,000)   15.50      (4,000)
        Forfeited...............  (487,985)   21.02         --
                                 ---------   ------   ---------
      Balance at December 31,
       1999..................... 7,463,208   $20.37   2,254,836
                                 =========   ======   =========

   ProLogis did not recognize compensation expense in 1999, 1998 or 1997 related to stock options granted as the exercise price of all options granted was equal to the average of the high and low market price on the date of grant. Had compensation expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis net earnings attributable to Common Shares and net earnings per Common Share would change as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                          1999    1998    1997
                                                        -------- ------- ------
      Net earnings attributable to Common Shares:
        As reported.................................... $123,999 $62,231 $4,431
        Pro forma......................................  121,767  60,805  4,016
      Basic and diluted net earnings per Common Share:
        As reported.................................... $   0.81 $  0.51 $ 0.04
        Pro forma......................................     0.80    0.50   0.04

   Since stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

   The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                 Year ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
      Risk-free interest rate...............       6.58%       4.74%       6.35%
      Forecasted dividend yield.............       6.10%       7.36%       7.36%
      Volatility............................      23.01%      27.37%      19.20%
      Weighted average option life.......... 6.25 years  6.75 years  6.75 years

                                PROLOGIS TRUST

 Dividend Equivalent Units ("DEUs")

   DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year the stock options are outstanding and are vested to the same extent the underlying stock options are vested. The DEUs are valued on the award date based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period of the related stock options. As of December 31, 1999, there were 171,677 DEUs outstanding. ProLogis recognized compensation expense related to the DEUs of $103,000 and $5,000 in 1999 and 1998, respectively, net of amounts capitalized. ProLogis did not incur compensation expense related to the DEUs in 1997 as the DEUs were awarded on December 31, 1997.

 Restricted Share Units

   On October 15, 1998, the Board granted 377,500 restricted share units ("RSU") to twelve officers of ProLogis. The RSUs vest 25% per year beginning December 31, 1999 through December 31, 2002 and earn DEUs in accordance with the DEU awards under the Incentive Plan. The RSUs are valued on the award date based upon the market price of Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period. The RSUs granted in 1998 were valued at $8.0 million, of which ProLogis recognized $1.6 million and $0.3 million of compensation expense in 1999 and 1998, respectively, net of amounts capitalized.

 Performance Share Plan

   In September 1999, the Board approved a performance share plan whereby certain employees can be awarded Common Shares if performance criteria is met. Common Shares will be awarded on December 31, 2000 based upon the criteria set for 2000, but will not vest to the employee until December 31, 2002.

 401(k) Savings Plan and Trust

   ProLogis has a 401(k) Savings Plan and Trust ("401(k) Plan"), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation (within the statutory compensation limit). The vesting of contributed Common Shares is based on the employees' years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 1999, no Common Shares have been issued under the 401(k) Plan as all matching contributions have been made with Common Shares purchased in the public market. A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan.

 Nonqualified Savings Plan

   Effective January 1, 1998, ProLogis established the Nonqualified Savings Plan to provide benefits for a select group of management. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. ProLogis will match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Plan.

 Warrants

   During 1998, warrants were exercised into 11,764 Common Shares at an exercise price of $10.00. There were no outstanding warrants as of December 31, 1999.

                                PROLOGIS TRUST

14. Selected Quarterly Financial Data (Unaudited):

   Selected quarterly financial data (in thousands, except for per share amounts) for 1999 and 1998 is as follows:

                                          Three Months Ended,
                         -------------------------------------------------------
                         March 31, June 30,  September 30, December 31,  Total
                         --------- --------  ------------- ------------ --------
1999:
 Rental income..........  $97,161  $131,251    $135,503      $127,911   $491,826
                          =======  ========    ========      ========   ========
 Earnings from
  operations............  $25,046  $ 33,290    $ 58,674      $ 49,539   $166,549
 Minority interest
  share in earnings.....    1,169     1,434       1,139         1,237      4,979
 Gain on disposition of
  real estate...........      715       --       25,643        12,636     38,994
 Foreign currency
  exchange gains
  (losses), net.........   (8,283)   (4,012)      5,830       (10,353)   (16,818)
 Income tax expense
  (benefit).............      374       585         534           (21)     1,472
                          -------  --------    --------      --------   --------
 Earnings before
  cumulative effect in
  accounting change.....   15,935    27,259      88,474        50,606    182,274
 Cumulative effect of
  accounting change.....    1,440       --          --            --       1,440
                          -------  --------    --------      --------   --------
 Net earnings...........   14,495    27,259      88,474        50,606    180,834
 Less preferred share
  dividends.............   13,445    14,493      14,453        14,444     56,835
                          -------  --------    --------      --------   --------
 Net earnings
  attributable to
  Common Shares.........  $ 1,050  $ 12,766    $ 74,021      $ 36,162   $123,999
                          =======  ========    ========      ========   ========
 Per Common Share:
   Basic earnings
    attributable to
    Common Shares before
    cumulative effect of
    accounting change...  $  0.02  $   0.08    $   0.46      $   0.22   $   0.82
   Cumulative effect of
    accounting change...    (0.01)      --          --            --       (0.01)
                          -------  --------    --------      --------   --------
   Basic net earnings
    attributable to
    Common Shares.......  $  0.01  $   0.08    $   0.46      $   0.22       0.81
                          -------  --------    --------      --------   --------
   Diluted earnings
    attributable to
    Common Shares before
    cumulative effect of
    accounting change...  $  0.02  $   0.08    $   0.44      $   0.22   $   0.82
   Cumulative effect of
    accounting change...    (0.01)      --          --            --       (0.01)
                          -------  --------    --------      --------   --------
   Diluted net earnings
    attributable to
    Common Shares.......  $  0.01  $   0.08    $   0.44      $   0.22   $   0.81
                          =======  ========    ========      ========   ========
1998:
 Rental income..........  $78,565  $ 84,353    $ 88,687      $ 93,441   $345,046
                          =======  ========    ========      ========   ========
 Earnings from
  operations............  $34,041  $ 35,143    $  3,132      $ 35,301   $107,617
 Minority interest
  share in earnings.....      979     1,075       1,047         1,580      4,681
 Gain on disposition of
  real estate...........    2,066     2,212         --          1,287      5,565
 Foreign currency
  exchange gains
  (losses), net.........    1,607       453       3,277          (345)     4,992
 Income tax expense.....      190         7           2         1,965      2,164
                          -------  --------    --------      --------   --------
 Net earnings...........   36,545    36,726       5,360        32,698    111,329
 Less preferred share
  dividends.............    8,799    13,075      13,669        13,555     49,098
                          -------  --------    --------      --------   --------
 Net earnings (loss)
  attributable to
  Common Shares.........  $27,746  $ 23,651    $ (8,309)     $ 19,143   $ 62,231
                          =======  ========    ========      ========   ========
 Per Common Share:
   Basic net earnings
    (loss) attributable
    to Common Shares....  $  0.24      0.19    $  (0.07)     $   0.16   $   0.51
                          =======  ========    ========      ========   ========
   Diluted net earnings
    (loss) attributable
    to Common Shares....  $  0.23  $   0.19    $  (0.07)     $   0.16   $   0.51
                          =======  ========    ========      ========   ========

15. Related Party Transactions:

   ProLogis leases space to Security Capital and certain of its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties.

   ProLogis' rental income related to these leases were $756,000, $717,000 and $1,528,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 109,804 square feet were leased to related parties. The annualized rental revenues for these leases are $746,000.

                                PROLOGIS TRUST

   On September 8, 1997, ProLogis and Security Capital entered into an administrative services agreement (the "ASA"). Under the ASA, Security Capital provides ProLogis with certain administrative and other services as determined by ProLogis (certain services originally provided under the ASA are now being performed by ProLogis employees). ProLogis' fees under the ASA were $3.4 million, $3.7 million and $1.1 million for 1999, 1998 and for the period from September 9, 1997 to December 31, 1997, respectively. Of these fees, $0.6 million, $0.7 million and $0.2 million were capitalized in 1999, 1998 and for the period from September 9, 1997 to December 31, 1997, respectively. ProLogis recognizes the ASA fees related to property management activities as a component of rental expenses. The ASA expires on December 31, 2000.

   During 1999, ProLogis paid investment advisory fees to Security Capital Markets Group Incorporated, a registered broker-dealer subsidiary of Security Capital, aggregating $15.6 million. The fees were incurred in connection with the Meridian Merger ($1.54 billion purchase price -- see Note 3), the formation of ProLogis California which generated $148.2 million of outside equity capital to ProLogis (see Note 5) and the formation of the ProLogis European Properties Fund (the currency equivalent as of December 31, 1999 of over $1 billion of third party capital invested or committed -- see Note 5).

16. Financial Instruments:

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

   As of December 31, 1999 and 1998, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit and short-term borrowings balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 1999 and 1998, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis' senior unsecured debt and secured debt from the carrying value in the table below are the result of variances in the interest rates available to ProLogis as of December 31, 1999 and 1998, from the interest rates in effect at the dates of issuance. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.

   As of December 31, 1999 and 1998, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers.

                                PROLOGIS TRUST

   The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                                 December 31,
                                  --------------------------------------------
                                          1999                  1998
                                  --------------------- ----------------------
                                   Carrying              Carrying
                                    Amount   Fair Value   Amount    Fair Value
                                  ---------- ---------- ----------  ----------
   Balance sheet financial
    instruments:
     Senior unsecured debt....... $1,729,630 $1,656,445 $1,083,641  $1,108,692
     Secured debt (fixed rate
      debt)...................... $  565,776 $  547,428 $  227,804  $  232,809
   Derivative financial
    instruments:
     Interest rate contracts..... $      --  $      --  $  (26,050) $  (26,050)
     Foreign currency put option
      contracts.................. $      628 $      628 $      --   $      --
     Interest rate swap
      agreements................. $      --  $    7,998 $      --   $      --

 Derivative Financial Instruments

   ProLogis uses derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency rate fluctuations on existing or anticipated obligations and transactions. ProLogis does not use derivative financial instruments for trading purposes.

   The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency rates). The use of derivative financial instruments allows ProLogis to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis' income and cash flows.

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

   The following table summarizes the activity in derivative financial instruments for the years ended December 31, 1999 and 1998 (in millions):

                                                       Interest     Foreign
                                        Interest Rate Rate Swap   Currency Put
                                          Contracts   Agreements  Options (1)
                                        ------------- ----------  ------------
      Notional amounts as of December
       31, 1997........................    $ 75.0(2)    $ 75.0(2)    $ --
      New contracts....................       --           --          --
      Matured or expired contracts.....       --           --          --
      Terminated contracts.............       --           --          --
                                           ------       ------       -----
      Notional amounts as of December
       31, 1998........................      75.0       $ 75.0         --
                                           ------       ------       -----
      New contracts....................       --         169.9(3)     27.1
      Matured or expired contracts.....       --           --         (3.9)
      Terminated contracts.............     (75.0)       (75.0)        --
                                           ------       ------       -----
      Notional amounts as of December
       31, 1999........................    $  --        $169.9       $23.2
                                           ======       ======       =====

                                PROLOGIS TRUST

--------
(1) ProLogis entered into foreign currency put option contracts during 1999 related to its operations in Europe. The notional amount as of December 31, 1999 represents the U.S. dollar equivalent related to the put option contracts with notional amounts of 23.0 million euros. The outstanding contracts do not qualify for hedge accounting treatment and were marked to market as of December 31, 1999. ProLogis recognized an aggregate expense of $92,000 on the put option contracts including the mark to market adjustment of $47,000. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars at a fixed exchange rate such that if the euro were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses.
(2) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.
   During the third quarter of 1998, ProLogis determined that the interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:
  . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and
  . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).
   Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a cost of $27.0 million and were used to set the interest rate associated with the $200.0 million secured financing transaction with MGT that was completed in March 1999.
(3) ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of approximately $169.9 million as of December 31, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the Euribor rate at 3.62% through December 2003 on a notional amount in the currency equivalent of approximately $30.9 million, at 3.60% through January 2004 on a notional amount in the currency equivalent of approximately $118.9 million and at 3.59% through January 2004 on a notional amount in the currency equivalent of approximately $20.1 million. In December 1999, a principal paydown was made on the underlying debt resulting in a notional amount of the swap agreements in excess of the principal balances. Consequently, swap agreements with a notional amount in the currency equivalent of approximately $26.2 million were cancelled in January 2000 at a gain to ProLogis in the currency equivalent of approximately $1.4 million. ProLogis contributed 50.1% of the common stock of the wholly owned entity that holds the debt related to the swap agreements to the ProLogis European Properties Fund on January 7, 2000. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 5.

   On December 22, 1997, ProLogis entered into two separate contracts to (i) exchange $373.8 million for 2.9 billion Swedish krona, and (ii) exchange 310.0 million German marks for $175.0 million in anticipation of the January 1998 acquisition and planned European currency denominated financing of Frigoscandia AB by Frigoscandia S.A., ProLogis' unconsolidated entity. The contracts were marked to market as of December 31, 1997 and ProLogis recognized a net loss of $6.0 million in 1997. Both contracts were settled during the first quarter of 1998 at a net loss of $4.0 million. Accordingly, ProLogis recognized a net gain of $2.0 million in 1998. These foreign currency exchange hedges were one-time, non-recurring contracts that fixed the exchange rate between the U.S. dollar and the Swedish krona and German mark. ProLogis executed these hedges after the

                                PROLOGIS TRUST
execution of the purchase agreement to acquire Frigoscandia AB, which required payment in Swedish krona. The contracts were executed exclusively for the acquisition and financing of Frigoscandia AB and were not entered into to hedge on-going income in foreign currencies.

17. Commitments and Contingencies:

 Environmental Matters

   All of the facilities acquired by ProLogis have been subjected to environmental reviews by ProLogis or predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is ProLogis aware of any environmental liability (including asbestos related liability) that ProLogis believes would have a material adverse effect on ProLogis' business, financial condition or results of operations.

18. Business Segments:

   ProLogis has three reportable business segments:
  . Property operations represents the long-term ownership and leasing of industrial distribution facilities in North America (a portion of which is owned through ProLogis California--See Note 5) and Europe (a portion of which is owned through Garonor Holdings, a subsidiary that was recognized under the equity method of accounting until June 29, 1999 and a portion of which is owned through the ProLogis European Properties Fund--See Note 5); each operating facility is considered to be an individual operating segment having similar economic characteristics which are combined within the reportable segment based upon geographic location;
  . Corporate distribution facilities services business represents the development of distribution facilities for future sale to third parties or entities in which ProLogis has an ownership interest or on a fee basis for third parties in North America and in Europe (a portion of which is owned through Kingspark S.A.); the development activities of ProLogis and Kingspark S.A. are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location; and
  . Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in North America (ProLogis Logistics and MRI) and Europe (Frigoscandia S.A.); each company's operating facilities are considered to be individual operating segments having similar economic characteristics which are combined within the reportable segment based upon geographic location.

                                PROLOGIS TRUST

   Reconciliations of the three reportable segments: (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings from operations (ProLogis' chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis' total assets are as follows (in thousands):

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
   Income:
     Property operations:
       United States(1).......................... $457,592  $333,494  $283,909
       Mexico....................................   10,503     3,499       624
       Europe(2).................................   16,045     8,059       --
                                                  --------  --------  --------
         Total property operations segment.......  484,140   345,052   284,533
                                                  --------  --------  --------
     Corporate distribution facilities services
      business:
       United States.............................   28,783    17,441    12,374
       Mexico....................................      --        133       (83)
       Europe(3)(4)..............................   41,673     2,915       --
                                                  --------  --------  --------
         Total corporate distribution facilities
          services business segment..............   70,456    20,489    12,291
                                                  --------  --------  --------
     Temperature-controlled distribution
      operations:
       North America(5)..........................   10,791     7,349     3,278
       Europe(6).................................   (4,364)   (7,535)      --
                                                  --------  --------  --------
         Total temperature-controlled
          distribution operations segment........    6,427      (186)    3,278
                                                  --------  --------  --------
     Reconciling items:
       Interest income...........................    6,369     2,752     2,392
                                                  --------  --------  --------
         Total income............................ $567,392  $368,107  $302,494
                                                  ========  ========  ========
   Net operating income:
     Property operations:
       United States(1).......................... $424,633  $306,920  $256,953
       Mexico....................................   10,569     3,302       572
       Europe(2).................................   15,437     7,710       --
                                                  --------  --------  --------
         Total property operations segment.......  450,639   317,932   257,525
                                                  --------  --------  --------
     Corporate distribution facilities services
      business:
       United States.............................   28,783    17,441    12,374
       Mexico....................................      --        133       (83)
       Europe(3)(4)..............................   41,673     2,915       --
                                                  --------  --------  --------
         Total corporate distribution facilities
          services business segment..............   70,456    20,489    12,291
                                                  --------  --------  --------
     Temperature-controlled distribution
      operations:
       North America(5)..........................   10,791     7,349     3,278
       Europe(6).................................   (4,364)   (7,535)      --
                                                  --------  --------  --------
         Total temperature-controlled
          distribution operations segment........    6,427      (186)    3,278
                                                  --------  --------  --------

                                PROLOGIS TRUST

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
     Reconciling items:
       Interest income.....................       6,369       2,752       2,392
       General and administrative expense..     (38,284)    (22,893)     (6,770)
       REIT management fee paid to
        affiliate..........................         --          --      (17,791)
       Depreciation and amortization.......    (152,447)   (100,590)    (76,562)
       Interest expense....................    (170,746)    (77,650)    (52,704)
       Interest rate hedge expense.........        (945)    (26,050)        --
       Costs incurred in acquiring
        management companies...............         --          --      (75,376)
       Other expenses......................      (4,920)     (6,187)     (3,891)
                                             ----------  ----------  ----------
         Total reconciling items...........    (360,973)   (230,618)   (230,702)
                                             ----------  ----------  ----------
         Earnings from operations..........  $  166,549  $  107,617  $   42,392
                                             ==========  ==========  ==========
   Assets:
     Property operations:
       United States(7)....................  $4,017,702  $3,073,248  $2,787,118
       Mexico..............................     154,701      74,494      27,828
       Europe(7)...........................     387,362     309,639         --
                                             ----------  ----------  ----------
         Total property operations segment.   4,559,765   3,457,381   2,814,946
                                             ----------  ----------  ----------
     Corporate distribution facilities
      services business:
       United States.......................     212,530     149,521      86,415
       Mexico..............................      36,801      16,465       3,522
       Europe(7)...........................     432,455     224,769         --
                                             ----------  ----------  ----------
         Total corporate distribution
          facilities services business
          segment..........................     681,786     390,755      89,937
                                             ----------  ----------  ----------
     Temperature controlled distribution
      operations:
       North America(7)....................     192,607     151,021      85,639
       Europe(7)...........................     214,008     221,566         --
                                             ----------  ----------  ----------
         Total temperature controlled
          distribution operations segment..     406,615     372,587      85,639
                                             ----------  ----------  ----------
     Reconciling items:
       Cash................................      69,338      63,140      25,009
       Accounts and notes receivable.......      31,084       1,313         167
       Other assets........................      99,452      45,553      18,255
                                             ----------  ----------  ----------
         Total reconciling items...........     199,874     110,006      43,431
                                             ----------  ----------  ----------
         Total assets......................  $5,848,040  $4,330,729  $3,033,953
                                             ==========  ==========  ==========

--------
(1) Includes an amount recognized under the equity method related to ProLogis' investment in ProLogis California in 1999 in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 5 for summarized financial information of ProLogis California.
(2) Includes amounts recognized under the equity method related to ProLogis' investments in Garonor Holdings in 1999 and 1998 (including a $13.0 million net foreign currency exchange loss in 1999) and in the ProLogis European Properties Fund in 1999 (including a net foreign currency exchange gain of $0.3 million), in

                                PROLOGIS TRUST
   addition to the operations of ProLogis that are reported on a consolidated basis. See Note 5 for summarized financial information of the ProLogis European Properties Fund and Note 2 for a discussion of Garonor Holdings.
(3) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 1999 and 1998 (including $1.5 million and $0.9 million of net foreign currency exchange losses in 1999 and 1998, respectively. See Note 5 for summarized financial information of Kingspark S.A.
(4) In 1999, includes $17.3 million of net gain recognized by ProLogis related to the disposition of facilities to the ProLogis European Properties Fund. Also, in 1999, includes $4.5 million of net gain recognized under the equity method related to ProLogis Kingspark's disposition of facilities to the ProLogis European Properties Fund.
(5) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics in each year. See Note 5 for summarized financial information of ProLogis Logistics.
(6) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. in 1999 and 1998 (including $1.3 million and $11.4 million of net foreign currency exchange losses in 1999 and 1998, respectively). See Note 5 for summarized financial information of Frigoscandia S.A.
(7) Amounts include investments in unconsolidated entities accounted for under the equity method. See footnotes (2), (3), (4) and (5) above. See also
    Note 5 for summarized financial information of the unconsolidated entities as of and for the year ended December 31, 1999.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees and Shareholders of ProLogis Trust:

   We have audited, in accordance with generally accepted auditing standards, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated March 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The
Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen, LLP

Chicago, Illinois
March 21, 2000

                                 PROLOGIS TRUST

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                 (In thousands)

                                   Initial Cost to                Gross Amounts At Which Carried
                                       ProLogis          Costs       as of December 31, 1999
                                 -------------------- Capitalized ------------------------------
                                           Building & Subsequent           Building &            Accumulated        Date of
                  No. of Encum-             Improve-      To                Improve-    Total    Depreciation    Construction/
Description       Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)          Acquisition
-----------       ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------------
Operating Properties

Atlanta, Georgia
 Atlanta Airport
  Distribution
  Center.........    6           $   3,437 $      --  $   14,658  $  5,188 $   12,907 $   18,095   $(1,005)     1996,1997,1998
 Atlanta NE at
  Sugarloaf......    4               2,453        --      16,227     3,613     15,067     18,680      (249)          1999
 Atlanta NE
  Distribution
  Center             8      (d)      5,582      3,047     24,237     6,276     26,590     32,866    (2,761)        1996,1997
 Atlanta West
  Distribution
  Center.........   20               6,771     34,785     11,852     6,776     46,632     53,408    (7,194)        1994,1996
 Carter-Pacific
  Business
  Center.........    3                 556      3,151        744       556      3,895      4,451      (553)          1995
 Cedars
  Distribution
  Center.........    2               2,915     16,516        157     2,915     16,673     19,588      (396)          1999
 Cobb Place
  Distribution
  Center.........    2               1,579        --       7,862     2,096      7,345      9,441      (128)          1999
 International
  Airport
  Industrial
  Center.........    9      (e)      2,939     14,146      5,056     2,972     19,169     22,141    (3,198)        1994,1995
 LaGrange
  Distribution
  Center.........    1                 174        986        128       174      1,114      1,288      (207)          1994
 McLarinn
  Distribution
  Center.........    1               3,038     17,217         26     3,038     17,243     20,281      (408)          1999
 Northeast
  Industrial
  Center.........    4               1,109      6,283        191     1,050      6,533      7,583      (862)          1996
 Northmont
  Industrial
  Center.........    1                 566      3,209        219       566      3,428      3,994      (608)          1994
 Oakcliff
  Industrial
  Center.........    3                 608      3,446        429       608      3,875      4,483      (614)          1995
 Olympic
  Industrial
  Center.........    2                 698      3,956      1,632       757      5,529      6,286      (746)          1996
 Peachtree
  Commerce
  Business
  Center.........    4      (e)        707      4,004        756       707      4,760      5,467      (889)          1994
 Peachtree
  Distribution
  Center.........    1                 302      1,709         48       302      1,757      2,059      (292)          1994
 Piedmont Court
  Distribution
  Center.........    2                 885      5,013      1,064       885      6,077      6,962      (526)          1997
 Plaza Industrial
  Center.........    1                  66        372         86        66        458        524       (74)          1995
 Pleasantdale
  Industrial
  Center.........    2                 541      3,184        438       541      3,622      4,163      (611)          1995
 Riverside
  Distribution
  Center.........    4               3,063     15,821      2,979     3,086     18,777     21,863      (378)        1997,1999
 Sullivan 75
  Distribution
  Center             3      (f)        728      4,123      1,389       728      5,512      6,240      (902)        1994,1995
 Tradeport
  Distribution
  Center.........    3               1,464      4,563      5,509     1,479     10,057     11,536    (1,398)        1994,1996
 Weaver
  Distribution
  Center.........    2                 935      5,182        618       935      5,800      6,735      (965)          1995
 Westfork
  Industrial
  Center.........   10               2,483     14,115        918     2,483     15,033     17,516    (2,275)          1995
 Zip Industrial
  Center.........    4                 533      3,023          9       485      3,080      3,565       --            1996

Austin, Texas
 Corridor Park
  Corporate
  Center.........    6               2,109      1,681     12,883     2,113     14,560     16,673    (1,877)        1995,1996
 Montopolis
  Distribution
  Center.........    1                 580      3,384        669       580      4,053      4,633      (853)          1994
 Rutland
  Distribution
  Center.........    2                 460      2,617        248       462      2,863      3,325      (577)          1993
 Southpark
  Corporate
  Center.........    7               1,946        --      15,051     1,946     15,051     16,997    (2,160)     1994,1995,1996
 Walnut Creek
  Corporate
  Center.........   17               3,626      5,649     26,145     3,685     31,735     35,420    (3,182)   1994,1995,1996,1999

Birmingham,
 Alabama
 Oxmoor
  Distribution
  Center.........    4               2,398     13,591        902     2,398     14,493     16,891    (2,757)          1994
 Perimeter
  Distribution
  Center.........    2               2,489     14,109        902     2,490     15,010     17,500    (2,823)          1994

Charlotte, North
 Carolina
 Barringer
  Industrial
  Center.........    3                 308      1,746        516       308      2,262      2,570      (431)          1994
 Bond
  Distribution
  Center.........    2                 905      5,126        905       905      6,031      6,936    (1,149)          1994

                                 PROLOGIS TRUST

                                    Initial Cost to                Gross Amounts At Which Carried
                                        ProLogis          Costs       as of December 31, 1999
                                  -------------------- Capitalized ------------------------------
                                            Building & Subsequent           Building &            Accumulated        Date of
                   No. of Encum-             Improve-      To                Improve-    Total    Depreciation    Construction/
Description        Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)          Acquisition
-----------        ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------------

 Carowinds
  Distribution
  Center.........     1           $   3,239 $   18,353 $      --   $  3,239 $   18,353 $   21,592   $   (434)         1999
 Charlotte
  Commerce
  Center.........    10     (d)       4,341     24,954      2,565     4,342     27,518     31,860     (5,182)         1994
 Charlotte
  Distribution
  Center.........     9     (d)       4,579        --      24,218     6,096     22,701     28,797     (2,483)  1995,1996,1997,1998
 Charlotte
  Distribution
  Center South...     1                 309        --       4,094     1,072      3,331      4,403        (80)         1999
 Interstate North
  Business Park..     2                 535      3,030        269       535      3,299      3,834       (315)         1997
 Northpark
  Distribution
  Center              2     (d)       1,183      6,707        468     1,184      7,174      8,358       (673)       1994,1998

Chattanooga,
 Tennessee
 Stone Fort
  Distribution
  Center.........     4               2,063     11,688        245     2,063     11,933     13,996     (2,096)         1994
 Tiftonia
  Distribution
  Center.........     1                 146        829        184       146      1,013      1,159       (158)         1995

Chicago, Illinois
 Addison
  Distribution
  Center.........     1                 646      3,662        393       640      4,061      4,701       (457)         1997
 Alsip
  Distribution
  Center.........     2     (f)       2,076     11,766      6,709     2,533     18,018     20,551     (1,079)       1998,1999
 Bedford Park
  Distribution
  Center.........     2               1,115      6,318         11     1,115      6,329      7,444       (375)       1996,1999
 Bensenville
  Distribution
  Center.........     2               1,668      9,448      2,846     1,667     12,295     13,962     (1,064)       1997,1998
 Bloomingdale 100
  Business
  Center.........     1                 940        --       4,917     1,531      4,326      5,857        --           1999
 Bolingbrook
  Distribution
  Center.........     2               4,488     25,435        326     4,489     25,760     30,249       (642)         1999
 Bridgeview
  Distribution
  Center.........     4               1,302      7,378        785     1,303      8,162      9,465       (976)         1996
 Des Plaines
  Distribution
  Center.........     3               2,158     12,232        752     2,159     12,983     15,142     (1,657)       1995,1996
 Elk Grove
  Distribution
  Center             20   (e)(f)      7,755     43,940      4,256     7,754     48,197     55,951     (3,708)    1995,1996,1997,
                                                                                                                    1998,1999
 Elmhurst
  Distribution
  Center.........     1                 713      4,043         94       713      4,137      4,850       (357)         1997
 Glendale Heights
  Distribution
  Center.........     3               3,844     21,782        177     3,844     21,959     25,803       (556)         1999
 Glenview
  Distribution
  Center.........     2   (e)(f)      1,140      6,459        611     1,138      7,072      8,210       (281)       1996,1999
 Itasca
  Distribution
  Center.........     3               1,613      9,143        279     1,613      9,422     11,035       (637)    1996,1997,1998
 Lombard
  Distribution
  Center.........     1     (f)       1,144      6,485          2     1,144      6,487      7,631       (154)         1999
 Mitchell
  Distribution
  Center.........     1     (e)       1,236      7,004      1,045     1,236      8,049      9,285       (967)         1996
 North Avenue
  Distribution
  Center.........     3               3,201        --      19,994     3,948     19,247     23,195       (883)       1997,1998
 Northlake
  Distribution
  Center.........     1                 372      2,106         63       372      2,169      2,541       (267)         1996
 O'Hare Cargo
  Distribution
  Center.........     2               3,566        --      14,885     5,924     12,527     18,451       (416)         1997
 Pleasant Prairie
  Distribution
  Center.........     1               1,274      7,222        --      1,274      7,222      8,496       (171)         1999
 Remington Lakes
  Business Park..     1               1,023        --       6,914     1,193      6,744      7,937        --           1998
 Romeoville
  Distribution
  Center.........     2               1,080      6,120        --      1,080      6,120      7,200       (153)         1999
 South Holland
  Distribution
  Center.........     2     (f)       1,132      6,415        103     1,132      6,518      7,650       (154)         1999
 Tri-Center
  Distribution
  Center.........     3                 889      5,038        421       890      5,458      6,348       (603)         1996
 Woodale
  Distribution
  Center.........     1                 263      1,490         81       263      1,571      1,834       (140)         1997

                                 PROLOGIS TRUST

                                   Initial Cost to                Gross Amounts At Which Carried
                                       ProLogis          Costs       as of December 31, 1999
                                 -------------------- Capitalized ------------------------------
                                           Building & Subsequent           Building &            Accumulated        Date of
                  No. of Encum-             Improve-      To                Improve-    Total    Depreciation    Construction/
Description       Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)          Acquisition
-----------       ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------------


Cincinnati, Ohio
 Airpark
  Distribution
  Center.........    5     (d)   $   2,986 $      --  $   20,298  $  3,719 $   19,565 $   23,284   $ (1,665)    1996,1998,1999
 Blue
  Ash/Interstate
  Distribution
  Center.........    1                 144        817        520       144      1,337      1,481       (184)         1995
 Capital
  Distribution
  Center I.......    4     (d)       1,750      9,922      1,205     1,751     11,126     12,877     (1,853)         1994
 Capital
  Distribution
  Center II......    5     (d)       1,953     11,067      1,789     1,953     12,856     14,809     (2,223)         1994
 Capital
  Industrial
  Center I.......   10     (d)       1,039      5,885      1,720     1,039      7,605      8,644     (1,276)       1994,1995
 Constitution
  Distribution
  Center.........    1               1,434      8,124          1     1,434      8,125      9,559       (192)         1999
 Empire
  Distribution
  Center.........    3     (d)         529      2,995        495       529      3,490      4,019       (527)         1995
 Kentucky Drive
  Business
  Center.........    4                 553      3,134        823       553      3,957      4,510       (432)         1997
 Princeton
  Distribution
  Center.........    1                 816        --       4,031     1,075      3,772      4,847        --           1997
 Production
  Distribution
  Center.........    2     (g)         717      2,717      2,406       785      5,055      5,840       (548)       1994,1998
 Sharonville
  Distribution
  Center.........    3     (d)       1,761        --      11,295     2,424     10,632     13,056       (524)       1997,1998
 Springdale
  Commerce
  Center.........    3                 421      2,384      1,025       421      3,409      3,830       (487)         1996
 Union Center
  Business Park..    3               2,852        --      36,686     3,438     36,100     39,538       (121)       1998,1999

Columbus, Ohio
 Canal Pointe
  Distribution
  Center.........    1               1,619      9,174        --      1,619      9,174     10,793       (217)         1999
 Capital Park
  South
  Distribution
  Center.........    5     (d)       2,551        --      29,504     2,615     29,440     32,055     (2,796)    1996,1998,1999
 Charter Street
  Distribution
  Center.........    1     (f)       1,770     10,027        --      1,770     10,027     11,797       (237)         1999
 Columbus West
  Industrial
  Center.........    3     (d)         645      3,655        881       645      4,536      5,181       (684)         1995
 Corporate Park
  West...........    2     (d)         679      3,849        271       679      4,120      4,799       (500)         1996
 Crosswinds
  Distribution
  Center             1     (f)       4,046     22,929        --      4,046     22,929     26,975       (543)         1999
 Fisher
  Distribution
  Center.........    1               1,197      6,785      1,550     1,197      8,335      9,532     (1,308)         1995
 Foreign Trade
  Center I.......    6              11,820     66,979        275    11,853     67,221     79,074     (1,592)         1999
 International
  Street Commerce    2                 455        --       6,828       483      6,800      7,283       (117)       1997,1999
 McCormick
  Distribution
  Center.........    5               1,664      9,429      1,329     1,664     10,758     12,422     (1,826)         1994
 New World
  Distribution
  Center.........    1                 207      1,173        681       207      1,854      2,061       (324)         1994
 South Park
  Distribution
  Center.........    1               1,069      6,056        --      1,069      6,056      7,125       (143)         1999
 Westbelt
  Business
  Center.........    2     (d)         466      2,635        213       465      2,849      3,314       (160)         1998

Dallas/Fort
 Worth, Texas
 Carter
  Industrial
  Center.........    1                 334        --       2,497       334      2,497      2,831       (283)         1996
 Centerport
  Distribution
  Center.........    2     (f)       1,901     10,775          6     1,901     10,781     12,682       (255)         1999
 Dallas Corporate
  Center.........   11     (e)       5,714        --      33,568     6,012     33,270     39,282     (2,498)  1996,1997,1998,1999
 Enterprise
  Distribution
  Center.........    3               2,719     15,410        --      2,719     15,410     18,129       (365)         1999
 Franklin
  Distribution
  Center.........    2                 528      2,991        803       528      3,794      4,322       (743)         1994
 Freeport
  Distribution
  Center.........    4               1,393      5,549      4,078     1,440      9,580     11,020       (708)    1996,1997,1998
 Great Southwest
  Corporate
  Center.........    3               2,330        --      11,001     2,401     10,930     13,331       (235)         1999
 Great Southwest
  Distribution
  Center.........   32   (e)(f)     16,266     79,396     16,867    16,558     95,971    112,529     (4,821)    1994,1995,1996,
                                                                                                                1997,1998,1999

                                 PROLOGIS TRUST

                                    Initial Cost to                Gross Amounts At Which Carried
                                        ProLogis          Costs       as of December 31, 1999
                                  -------------------- Capitalized ------------------------------
                                            Building & Subsequent           Building &            Accumulated        Date of
                   No. of Encum-             Improve-      To                Improve-    Total    Depreciation    Construction/
Description        Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)          Acquisition
-----------        ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------------

 Great Southwest
  Industrial
  Center I.......      2    (e)   $     308 $    1,744 $      267  $    308 $    2,011 $    2,319   $  (279)          1995
 Lone Star
  Distribution
  Center.........      2                967      5,477        243       967      5,720      6,687      (706)          1996
 Metropolitan
  Distribution
  Center.........      1                201      1,097        723       297      1,724      2,021      (251)          1995
 Northgate
  Distribution
  Center              10    (f)       4,398     24,924      1,376     4,398     26,300     30,698    (2,191)     1994,1996,1999
 Northpark
  Business
  Center.........      2                467      2,648        282       467      2,930      3,397      (377)        1995,1996
 Plano
  Distribution
  Center.........      7    (f)       3,787     21,462          1     3,787     21,463     25,250      (508)          1999
 Redbird
  Distribution
  Center.........      2              1,022      5,796         96     1,023      5,891      6,914      (350)        1994,1999
 Royal Commerce
  Center.........      4    (c)       1,975     11,190        534     1,975     11,724     13,699      (950)          1997
 Stemmons
  Distribution
  Center               1                272      1,544        467       272      2,011      2,283      (309)          1995
 Stemmons
  Industrial
  Center.........     15              2,244     12,715      2,008     2,244     14,723     16,967    (1,745)   1994,1995,1996,1999
 Trinity Mills
  Distribution
  Center.........      7    (e)       5,322     30,157      1,358     5,322     31,515     36,837    (1,894)        1996,1999
 Valwood
  Distribution
  Center.........      7    (f)       4,248     24,071         26     4,248     24,097     28,345      (571)          1999
Denver, Colorado
 Denver Business       7              2,144      7,486     13,798     2,243     21,185     23,428    (2,466)     1992,1994,1996,
  Center.........                                                                                                   1998,1999
 Downing
  Distribution
  Center.........      1                --       3,877         48       --       3,925      3,925       (50)          1999
 Havana
  Distribution
  Center.........      1                401      2,281        302       401      2,583      2,984      (557)          1993
 Moline
  Distribution
  Center.........      1                327      1,850        165       327      2,015      2,342      (397)          1994
 Moncrieff
  Distribution
  Center.........      1                314      2,493        428       314      2,921      3,235      (678)          1992
 Pagosa
  Distribution
  Center.........      1                406      2,322        412       406      2,734      3,140      (644)          1993
 Peoria
  Distribution
  Center.........      2              1,363        --       9,642     1,635      9,370     11,005      (234)          1999
 Upland
  Distribution
  Center I.......      6                820      5,710      7,977       821     13,686     14,507    (2,749)     1992,1994,1995
 Upland
  Distribution
  Center II......      6              2,456     13,946      1,355     2,489     15,268     17,757    (3,174)        1993,1994
Detroit, Michigan
 H & J Industrial
  Center.........      4                510      2,890          6       510      2,896      3,406      (69)           1999
 Huron Commerce
  Center I.......      3              2,014     11,413        160     2,014     11,573     13,587      (270)          1999
 Metro
  Distribution
  Center.........      4                671      3,801        573       671      4,374      5,045       --            1996
 Pontiac
  Distribution
  Center.........      1                441      2,497        --        441      2,497      2,938       (59)          1999
 Southfield
  Commerce
  Center.........      2                575      3,261         18       575      3,279      3,854       (78)          1999
 Troy Tech II
  Service Center.      5              1,142      6,474          9     1,142      6,483      7,625      (154)          1999
 Westhills
  Commerce Center
  I..............      2                454      2,575         54       454      2,629      3,083       (62)          1999
East Bay (San
 Francisco),
 California
 Barrington
  Business
  Center.........      3              1,714      9,710        125     1,714      9,835     11,549      (233)          1999
 Central Valley
  Distribution
  Center.........      3              5,082     28,801          2     5,082     28,803     33,885      (682)          1999
 Central Valley
  Industrial
  Center.........      3              7,621     43,184         --     7,621     43,184     50,805    (1,022)          1999
 East Bay
  Industrial
  Center.........      1                531      3,009        359       531      3,368      3,899      (604)          1994
 Eigenbrodt Way
  Distribution
  Center.........      1    (f)         393      2,228        114       393      2,342      2,735      (475)          1993
 Hayward Commerce
  Center.........      4              1,933     10,955        637     1,933     11,592     13,525    (2,314)          1993
 Hayward Commerce
  Park...........      9              2,764     15,661      1,990     2,764     17,651     20,415    (3,521)          1994
 Hayward
  Distribution
  Center.........      6              2,906     19,165      1,435     3,327     20,179     23,506    (3,981)          1993
 Hayward
  Industrial
  Center.........     13    (f)       4,481     25,393      1,896     4,481     27,289     31,770    (5,495)          1993
 Patterson Pass
  Business
  Center.........      7              3,340      4,885     13,322     3,698     17,849     21,547    (1,794)     1993,1997,1998
 San Leandro
  Distribution
  Center.........      3              1,387      7,862        468     1,387      8,330      9,717    (1,682)          1993

                                 PROLOGIS TRUST

                                     Initial Cost to                Gross Amounts At Which Carried
                                         ProLogis          Costs       as of December 31, 1999
                                   -------------------- Capitalized ------------------------------
                                             Building & Subsequent           Building &            Accumulated
                    No. of Encum-             Improve-      To                Improve-    Total    Depreciation
Description         Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)
-----------         ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------

El Paso, Texas
 Billy the Kid
  Distribution
  Center.........       1          $     273 $    1,547 $      533  $    273 $    2,080 $    2,353   $  (379)
 Broadbent
  Industrial
  Center.........       3                676      5,183        996       676      6,179      6,855    (1,319)
 Goodyear
  Distribution
  Center.........       1                511      2,899         66       511      2,965      3,476      (613)
 Northwestern
  Corporate
  Center.........       6              1,552        --      16,467     2,205     15,814     18,019    (2,048)
 Vista Corporate
  Center.........       4              1,945        --      10,890     1,946     10,889     12,835    (1,563)
 Vista Del Sol
  Industrial
  Center.........       5    (f)       1,245        --      20,117     2,637     18,725     21,362    (1,822)
Fort
 Lauderdale/Miami,
 Florida
 Airport West
  Distribution
  Center.........       2              1,253      3,825      3,244     1,974      6,348      8,322      (608)
 CenterPort
  Distribution
  Center.........       4              3,300     12,989      3,564     3,515     16,338     19,853      (378)
 Copans
  Distribution
  Center.........       2                504      2,857        296       504      3,153      3,657      (305)
 North Andrews
  Distribution
  Center.........       1    (g)         698      3,956         97       698      4,053      4,751      (699)
 Port Lauderdale
  Distribution
  Center.........       5              4,874      6,654     19,208     6,531     24,205     30,736    (1,881)
Houston, Texas
 Brittmore
  Distribution
  Center.........       2              1,713      9,708        633     1,713     10,341     12,054      (253)
 Crosstimbers
  Distribution
  Center.........       1                359      2,035        442       359      2,477      2,836      (471)
 Hempstead
  Distribution
  Center.........       3              1,013      5,740        744     1,013      6,484      7,497    (1,250)
 I-10 Central
  Distribution
  Center.........       2                181      1,023        239       181      1,262      1,443      (245)
 I-10 Central
  Service Center.       1                 58        330        111        58        441        499       (90)
 Jersey Village
  Corporate
  Center.........       1              1,536        --      12,505     2,063     11,978     14,041       --
 Perimeter
  Distribution
  Center.........       2                744      4,216         10       744      4,226      4,970      (100)
 Pine Forest
  Business Center      18    (e)       4,859     27,557      2,852     4,859     30,409     35,268    (4,936)
 Pine North
  Distribution
  Center.........       2                789      4,469        230       789      4,699      5,488      (111)
 Pine Timbers
  Distribution
  Center.........       2              2,570     14,566        915     2,570     15,481     18,051      (372)
 Pinemont
  Distribution
  Center.........       2                590      3,342        216       590      3,558      4,148       (83)
 Post Oak
  Business Center      15    (e)       3,005     15,378      3,430     3,005     18,808     21,813    (3,779)
 Post Oak
  Distribution
  Center                7    (e)       2,115     12,017      3,068     2,115     15,085     17,200    (3,092)
 South Loop
  Distribution
  Center.........       5              1,051      5,964      1,724     1,052      7,687      8,739    (1,402)
 Southwest
  Freeway
  Industrial
  Center.........       1                 84        476        166        84        642        726      (114)
 West by
  Northwest
  Industrial
  Center.........      18              4,749      8,382     40,308     5,135     48,304     53,439    (4,895)
 White Street
  Distribution
  Center.........       1                469      2,656        288       469      2,944      3,413      (476)
 World Houston...       1                425        --       3,210       508      3,127      3,635       --
                          Date of
                       Construction/
Description             Acquisition
-----------         --------------------

El Paso, Texas
 Billy the Kid
  Distribution
  Center.........           1994
 Broadbent
  Industrial
  Center.........           1993
 Goodyear
  Distribution
  Center.........           1994
 Northwestern
  Corporate
  Center.........     1992,1993,1994,
                         1997,1998
 Vista Corporate
  Center.........      1994,1995,1996
 Vista Del Sol
  Industrial
  Center.........      1995,1997,1998
Fort
 Lauderdale/Miami,
 Florida
 Airport West
  Distribution
  Center.........        1995,1998
 CenterPort
  Distribution
  Center.........           1999
 Copans
  Distribution
  Center.........        1997,1998
 North Andrews
  Distribution
  Center.........           1994
 Port Lauderdale
  Distribution
  Center.........      1995,1997,1998
Houston, Texas
 Brittmore
  Distribution
  Center.........           1999
 Crosstimbers
  Distribution
  Center.........           1994
 Hempstead
  Distribution
  Center.........           1994
 I-10 Central
  Distribution
  Center.........           1994
 I-10 Central
  Service Center.           1994
 Jersey Village
  Corporate
  Center.........           1999
 Perimeter
  Distribution
  Center.........           1999
 Pine Forest
  Business Center      1993,1994,1995
 Pine North
  Distribution
  Center.........           1999
 Pine Timbers
  Distribution
  Center.........           1999
 Pinemont
  Distribution
  Center.........           1999
 Post Oak
  Business Center      1993,1994,1996
 Post Oak
  Distribution
  Center                 1993,1994
 South Loop
  Distribution
  Center.........           1994
 Southwest
  Freeway
  Industrial
  Center.........           1994
 West by
  Northwest
  Industrial
  Center.........   1993,1994,1995,1996,
 White Street
  Distribution
  Center.........           1995
 World Houston...           1999

                                 PROLOGIS TRUST

                                    Initial Cost to                Gross Amounts At Which Carried
                                        ProLogis          Costs       as of December 31, 1999
                                  -------------------- Capitalized ------------------------------
                                            Building & Subsequent           Building &            Accumulated        Date of
                   No. of Encum-             Improve-      To                Improve-    Total    Depreciation    Construction/
Description        Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)          Acquisition
-----------        ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------------

I-95 Corridor,
 New Jersey
 Amerisource
  Distribution
  Center.........      1          $   1,406 $    7,969 $        1  $  1,406 $    7,970 $    9,376   $  (189)          1999
 Bellmawr
  Distribution
  Center.........      1                226      1,278         54       226      1,332      1,558       (32)          1999
 Brunswick
  Distribution
  Center.........      2                870      4,928      1,515       870      6,443      7,313      (805)          1997
 Clearview
  Distribution
  Center.........      1              2,232     12,648        375     2,232     13,023     15,255    (1,379)          1996
 Cranbury
  Business Park..      3              4,015        --      29,513     7,376     26,152     33,528      (947)        1998,1999
 Kilmer
  Distribution
  Center               4    (d)       2,526     14,313        683     2,526     14,996     17,522    (1,675)          1996
 Kraft
  Distribution
  Center.........      2              6,092     34,519        --      6,092     34,519     40,611      (817)          1999
 Meadowland
  Industrial
  Center.........      8    (d)       5,676     32,167     11,851     5,677     44,017     49,694    (4,641)        1996,1998
 Mt. Laurel
  Distribution
  Center.........      3                877      4,968         18       877      4,986      5,863      (118)          1999
 National
  Distribution
  Center.........      2                513      2,908      1,040       513      3,948      4,461      (278)          1998
 Newark
  Distribution
  Center.........      1                260      1,472          2       260      1,474      1,734       (35)          1999
 Pennsauken
  Distribution
  Center.........      4                522      2,957          4       522      2,961      3,483       (70)          1999
Indianapolis,
 Indiana
 Airport Business
  Center.........      2                847      4,801      1,427       904      6,171      7,075      (140)          1999
 Eastside
  Distribution
  Center.........      3              1,418      8,032        345     1,418      8,377      9,795      (542)        1995,1999
 North by
  Northeast
  Distribution
  Center.........      1              1,058        --       6,135     1,059      6,134      7,193    (1,063)          1995
 North Plainfield
  Park
  Distribution
  Center.........      1                849        --       7,370     1,330      6,889      8,219        (1)          1999
 Park 100
  Industrial
  Center.........     25             10,733     60,828      5,438    10,628     66,371     76,999    (9,203)     1994,1995,1999
 Park Fletcher
  Distribution
  Center.........      9              2,687     15,224      2,924     2,776     18,059     20,835    (2,425)     1994,1995,1996
 Plainfield Park
  Distribution
  Center.........      1                885        --       8,512     1,389      8,008      9,397       --            1997
 Shadeland
  Industrial
  Center.........      3                428      2,431        635       429      3,065      3,494      (478)          1995
Juarez, Mexico
 Salvacar
  Industrial
  Center.........      4              1,685        --       8,236     2,811      7,110      9,921      (358)        1998,1999
 Los Aztecas
  Industrial
  Center.........      1                148        837          5       148        842        990        (3)          1999
Kansas City,
 Kansas/Missouri
 44th Street
  Business
  Center.........      1                143        813        383       143      1,196      1,339      (150)          1996
 Congleton
  Distribution
  Center.........      3                518      2,937        419       518      3,356      3,874      (607)          1994
 Executive Park
  Distribution
  Center.........      1    (f)         258      1,463         51       258      1,514      1,772       (72)          1998
 Lamar
  Distribution
  Center.........      1                323      1,829        638       323      2,467      2,790      (483)          1994
 Macon Bedford
  Distribution
  Center.........      1                304      1,725        473       304      2,198      2,502      (299)          1996
 Platte Valley
  Industrial
  Center.........     11    (f)       3,867     20,017      6,886     4,002     26,768     30,770    (4,024)        1994,1997
 Riverside
  Distribution
  Center.........      5    (f)         533      3,024        835       534      3,858      4,392      (715)          1994
 Riverside
  Industrial
  Center.........      5    (f)       1,012      5,736        789     1,012      6,525      7,537    (1,099)          1994
 Terrace &
  Lackman
  Distribution
  Center.........      1                285      1,615        444       285      2,059      2,344      (392)          1994
Las Vegas, Nevada
 Black Mountain
  Distribution
  Center.........      2              1,108        --       6,892     1,206      6,794      8,000      (578)          1997
 Cameron Business
  Center               1    (f)       2,228     12,625        --      2,228     12,625     14,853      (299)          1999
 Hughes Airport
  Center.........      1                876         --      3,274       910      3,240      4,150      (614)          1994
 Las Vegas
  Corporate
  Center.........      7    (h)       4,157         --     21,729     4,763     21,123     25,886    (2,753)   1994,1995,1996,1997

                                 PROLOGIS TRUST

                                    Initial Cost to                Gross Amounts At Which Carried
                                        ProLogis          Costs       as of December 31, 1999
                                  -------------------- Capitalized ------------------------------
                                            Building & Subsequent           Building &            Accumulated      Date of
                   No. of Encum-             Improve-      To                Improve-    Total    Depreciation  Construction/
Description        Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)        Acquisition
-----------        ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ ---------------

 Placid Street
  Distribution
  Center.........      1     (f)  $   2,579 $   14,615 $      --   $  2,579 $   14,615 $   17,194   $  (346)        1999
 South Arville
  Center.........      1              1,966     11,140        --      1,966     11,140     13,106      (264)        1999
 West One
  Business
  Center.........      4     (f)      2,468     13,985        787     2,468     14,772     17,240    (1,667)        1996
Lille, France
 Lille Business
  Park...........      1                 90        510        123       108        615        723       (22)        1999
 Lille
  Distribution
  Center.........      1              1,143      5,592        --      1,143      5,592      6,735       (12)        1999
Los
 Angeles/Orange
 County,
 California
 Camarillo
  Distribution
  Center.........      1                926      5,246      4,371     1,491      9,052     10,543      (223)        1999
 Chatsworth
  Distribution
  Center.........      1                241      1,364      1,312       438      2,479      2,917       (62)        1999
 Inland Empire
  Distribution
  Center ........      1                889      5,037      4,390     1,546      8,770     10,316      (220)        1999
Louisville,
 Kentucky
 Airpark Commerce
  Center.........      4              1,583      8,971      2,851     1,583     11,822     13,405      (721)      1998,1999
 Louisville
  Distribution
  Center.........      2                680      3,402      4,525       689      7,918      8,607      (703)      1995,1998
 Riverport
  Distribution
  Center.........      2     (f)      2,262     10,682      5,073     2,378     15,639     18,017      (255)        1999
Lyon, France
 L'Isle d'Abeau
  Distribution
  Center.........      1     (f)      1,240      6,617        --      1,240      6,617      7,857      (462)        1997
Memphis,
 Tennessee
 Airport
  Distribution
  Center.........     20              7,066     40,041      6,211     7,066     46,252     53,318    (4,547)   1995,1996,1999
 Delp
  Distribution
  Center.........     10     (f)      4,827     27,354      3,174     4,827     30,528     35,355    (2,811)   1995,1997,1999
 Fred Jones
  Distribution
  Center.........      1                125        707        111       125        818        943      (144)        1994
 Olive Branch
  Distribution
  Center.........      2     (f)      2,786     15,787         58     2,786     15,845     18,631      (377)        1999
 Raines
  Distribution
  Center.........      1     (f)      1,635      9,264      2,868     1,635     12,132     13,767      (990)        1998
 Southwide
  Industrial
  Center.........      4                696      3,943         75       696      4,018      4,714       (95)        1999
 Willow Lake
  Distribution
  Center.........      1     (f)        604      3,425         --       604      3,425      4,029       (81)        1999
Monterrey, Mexico
 Monterrey
  Industrial
  Park...........      7              4,353      3,785     22,213     7,143     23,208     30,351    (1,061)   1997,1998,1999
 Ojo de Agua
  Industrial
  Center.........      1                983        --       6,731     1,880      5,834      7,714      (176)        1998
Nashville,
 Tennessee
 Bakertown
  Distribution
  Center.........      2                463      2,626        226       463      2,852      3,315      (397)        1995
 I-40 Industrial
  Center.........      4              1,687      9,564        371     1,688      9,934     11,622      (772)   1995,1996,1999
 Interchange City
  Distribution
  Center.........      7              3,524     12,585     10,236     4,279     22,066     26,345    (2,161)   1994,1995,1996,
                                                                                                                  1997,1998
 Nashville/I-24
  Distribution
  Center.........      1                380        --       7,809     1,659      6,530      8,189       --          1999
 Space Park South
  Distribution
  Center.........     15              3,499     19,830      2,963     3,499     22,793     26,292    (4,024)        1994
Oklahoma City,
 Oklahoma
 Melcat
  Distribution
  Center.........      1                240      1,363        465       240      1,828      2,068      (323)        1994
 Meridian
  Business
  Center.........      2                195      1,109        655       196      1,763      1,959      (306)        1994
 Oklahoma
  Distribution
  Center.........      3                893      5,082        673       893      5,755      6,648    (1,251)        1993
Orlando, Florida
 33rd Street
  Industrial
  Center.........      9  (f)(g)      1,980     11,237      1,128     1,980     12,365     14,345    (1,813)   1994,1995,1996
 Chancellor
  Distribution
  Center.........      1                380      2,156      1,105       380      3,261      3,641      (486)        1994
 Consulate
  Distribution
  Center.........      5     (f)      5,482     31,062        948     5,482     32,010     37,492      (756)        1999
 La Quinta
  Distribution
  Center.........      1                354      2,006        661       354      2,667      3,021      (410)        1994
 Orlando Central
  Park...........      3              1,378        --       9,084     1,871      8,591     10,462      (526)      1997,1998
 Orlando
  Corporate
  Center.........      2              1,081        --       6,525     1,477      6,129      7,606      (155)        1999
 Princeton Oaks
  Distribution
  Center.........      1     (f)      1,223      6,930        --      1,223      6,930      8,153      (164)        1999
 Titusville
  Industrial
  Center.........      1     (f)        283      1,603         91       283      1,694      1,977      (289)        1994

                                 PROLOGIS TRUST

                                   Initial Cost to                Gross Amounts At Which Carried
                                       ProLogis          Costs       as of December 31, 1999
                                 -------------------- Capitalized ------------------------------
                                           Building & Subsequent           Building &            Accumulated     Date of
                  No. of Encum-             Improve-      To                Improve-    Total    Depreciation Construction/
Description       Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)       Acquisition
-----------       ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ --------------

Paris, France
 Annecy
  Distribution
  Center.........     1    (f)   $     313 $    1,052 $      280  $    377 $    1,268 $    1,645   $   (58)        1999
 Aulnay
  Distribution
  Center.........    28    (f)      55,417    117,082     35,331    66,767    141,063    207,830    (4,402)        1999
 Aulnay Office
  Complex........     9    (f)       2,174      4,485      1,364     2,619      5,404      8,023      (173)        1999
 Aulnay-
  Balladines.....     1    (f)         275        568        172       331        684      1,015       (22)        1999
 Cergy-Pontoise..     5    (f)       6,257     13,325      4,050     7,538     16,094     23,632      (573)        1999
 Epone
  Distribution
  Center.........     1                457      1,586      1,397       463      2,977      3,440      (108)        1998
 Longjumeau
  Distribution
  Center.........     1    (f)       1,160      6,592        --      1,160      6,592      7,752      (363)        1998
 Mitry Mory
  Distribution
  Center.........     1    (f)       1,083      6,137        379     1,134      6,465      7,599      (528)        1997
 Oceanie
  Distribution
  Center.........     1                323      5,866        404       602      5,991      6,593      (234)        1998
 Senart
  Distribution
  Center.........     3    (f)       4,233      8,885      2,687     5,100     10,705     15,805      (373)        1999
 Vitrolles
  Distribution
  Center.........     3    (f)       1,949      4,197      1,259     2,348      5,057      7,405      (508)        1999
Phoenix, Arizona
 24th Street
  Industrial
  Center.........     2                503      2,852        396       503      3,248      3,751      (653)        1994
 Alameda
  Distribution
  Center.........     2                820      4,977        795       820      5,772      6,592      (875)     1992,1998
 Black Canyon
  Business
  Center.........     3                704      3,990         11       704      4,001      4,705       (95)        1999
 Brookridge
  Distribution
  Center.........     1              1,592      9,022        --      1,592      9,022     10,614      (214)        1999
 Hohokam 10
  Industrial
  Center.........     6              4,237      7,348     11,371     4,237     18,719     22,956    (1,739)     1996,1999
 I-10 West
  Business
  Center.........     3                263      1,525        262       263      1,787      2,050      (381)        1993
 Kyrene Commons
  Distribution
  Center.........     4              2,361      8,294      2,697     2,385     10,967     13,352      (914)   1992,1998,1999
 Kyrene Commons
  South
  Distribution
  Center.........     2              1,096        --       5,035     1,163      4,968      6,131      (222)        1998
 Martin Van Buren
  Distribution
  Center.........     6                572      3,285        728       572      4,013      4,585      (766)     1993,1994
 Papago
  Distribution
  Center.........     1                420      2,383        165       420      2,548      2,968      (483)        1994
 Pima
  Distribution
  Center.........     1                306      1,742        239       306      1,981      2,287      (405)        1993
 Watkins
  Distribution
  Center.........     1                242      1,375        214       243      1,588      1,831      (267)        1995
Portland, Oregon
 Argyle
  Distribution
  Center.........     3                946      5,388        567       946      5,955      6,901    (1,210)        1993
 Columbia
  Distribution
  Center.........     2                550      3,121        256       551      3,376      3,927      (581)        1994
 Jennifer
  Distribution
  Center.........     2              1,712        --       7,426     2,289      6,849      9,138      (350)     1998,1999
 PDX Corporate
  Center East....     6    (h)       3,288        --      20,348     4,470     19,166     23,636    (1,187)   1997,1998,1999
 PDX Corporate
  Center North...     7    (h)       2,405        --      10,653     2,542     10,516     13,058    (1,554)     1995,1996
 Wilsonville
  Corporate
  Center.........     6    (h)       2,963        --      11,712     2,964     11,711     14,675    (1,731)     1995,1996
Reno, Nevada
 Golden Valley
  Distribution
  Center.........     2                560        --      10,067     2,035      8,592     10,627      (837)     1996,1998
 Meredith Kleppe
  Business
  Center.........     5              1,573      8,949      1,299     1,573     10,248     11,821    (2,084)        1993
 Pacific
  Industrial
  Center.........     4              2,501        --      10,630     2,501     10,630     13,131    (1,598)     1994,1995
 Packer Way
  Business
  Center.........     3                458      2,604        685       458      3,289      3,747      (666)        1993
 Packer Way
  Distribution
  Center.........     2                506      2,879        474       506      3,353      3,859      (709)        1993
 Spice Island
  Distribution
  Center.........     1                435      2,466      1,112       435      3,578      4,013      (379)        1996
Reynosa, Mexico
 Colonial
  Industrial
  Center.........     1                278      1,574          3       278      1,577      1,855       (7)         1999
 Del Norte
  Industrial
  Center.........     2                809        --       6,253     1,065      5,997      7,062      (176)        1998
 Reynosa
  Industrial
  Center.........     6              2,035      1,038     13,390     2,070     14,393     16,463      (576)   1997,1998,1999
Rio Grande
 Valley, Texas
 Rio Grande
  Distribution
  Center.........     5    (f)         527      2,987        755       527      3,742      4,269      (573)        1995
 Rio Grande
  Industrial
  Center.........     8    (f)       2,188     12,399      1,890     2,188     14,289     16,477    (2,248)        1995
 Valley
  Industrial
  Center.........     1                230        --       3,739       363      3,606      3,969      (237)        1997
Rotterdam,
 Netherlands
 DistriPark
  Maasvlakte.....     1                --         --       8,684       --       8,684      8,684       --          1999
 Eamhaven
  Industrial
  Park...........     1                --       6,149        594       --       6,743      6,743       (75)        1997

                                 PROLOGIS TRUST

                                   Initial Cost to                Gross Amounts At Which Carried
                                       ProLogis          Costs       as of December 31, 1999
                                 -------------------- Capitalized ------------------------------
                                           Building & Subsequent           Building &            Accumulated     Date of
                  No. of Encum-             Improve-      To                Improve-    Total    Depreciation Construction/
Description       Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)       Acquisition
-----------       ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ --------------

Salt Lake City,
 Utah
 Centennial
  Distribution
  Center.........     2          $   1,149 $      --  $    8,216  $  1,149 $    8,216 $    9,365   $(1,127)        1995
 Clearfield
  Distribution
  Center.........     2              2,500     14,165        646     2,481     14,830     17,311    (2,051)        1995
 Crossroads
  Corporate
  Center.........     2              1,260        --       9,055     1,392      8,923     10,315       --       1998,1999
 Salt Lake
  International
  Distribution
  Center.........     3              1,892      2,792     11,334     1,973     14,045     16,018    (1,462)   1994,1996,1999

San Antonio,
 Texas
 10711
  Distribution
  Center.........     2                582      3,301        518       582      3,819      4,401      (787)        1994
 Coliseum
  Distribution
  Center.........     2              1,102      2,380     10,378     1,613     12,247     13,860    (2,142)     1994,1995
 Distribution
  Drive Center...     1                473      2,680        634       473      3,314      3,787      (795)        1992
 Downtown
  Distribution
  Center.........     1                241      1,364        244       241      1,608      1,849      (334)        1994
 I-10 Central
  Distribution
  Center.........     1                223      1,275        216       240      1,474      1,714      (377)        1992
 I-35 Business
  Center.........     4                663      3,773        837       663      4,610      5,273      (996)        1993
 Landmark One
  Distribution
  Center.........     1                341      1,933        389       341      2,322      2,663      (409)        1994
 Macro
  Distribution
  Center.........     1                225      1,282        227       225      1,509      1,734      (354)        1993
 Perrin Creek
  Corporate
  Center.........     6              1,547        --       9,879     1,634      9,792     11,426    (1,130)     1995,1996
 San Antonio
  Distribution
  Center I..         13              2,154     12,247      3,077     2,154     15,324     17,478    (3,743)   1992,1993,1994
 San Antonio
  Distribution
  Center II......     3                945        --       5,769       885      5,829      6,714    (1,099)        1994
 San Antonio
  Distribution
  Center III.....     8              2,539      9,684      7,307     2,720     16,810     19,530    (1,662)   1996,1998,1999
 Tri-County
  Distribution
  Center.........     1                496        --       5,838       680      5,654      6,334       --          1997
 Woodlake
  Distribution
  Center.........     2                248      1,405        122       248      1,527      1,775      (292)        1994

Seattle,
 Washington
 Andover East
  Business
  Center.........     2                535      3,033        255       535      3,288      3,823      (594)        1994
 Fife Corporate
  Center.........     3              4,059        --      10,274     4,209     10,124     14,333    (1,075)        1996
 Kent Corporate
  Center.........     2     (h)      2,882      1,987      8,502     3,216     10,155     13,371    (1,696)        1995
 Park at
  Woodinville A..     5     (f)      1,905     10,797        195     1,905     10,992     12,897      (257)        1999
 Van Doren's
  Distribution
  Center.........     3     (h)      3,663        --      12,823     4,108     12,378     16,486      (997)   1995,1997,1999

South Bay (San Francisco), California
 Bayside Business
  Center.........     2    (h)       2,088        --       4,446     2,088      4,446      6,534      (566)        1996
 Bayside
  Corporate
  Center.........     7    (h)       4,365        --      15,729     4,365     15,729     20,094    (2,862)     1995,1996
 Bayside Plaza I.    12    (h)       5,212     18,008        875     5,216     18,879     24,095    (3,815)        1993
 Bayside Plaza
  II.............     2    (h)         634        --       2,826       634      2,826      3,460      (824)        1994
 Gateway
  Corporate
  Center.........    11  (f)(h)      7,575     24,746      4,438     7,575     29,184     36,759    (6,159)     1993,1996
 Mowry Business
  Center.........     4              5,933        --      18,163     7,815     16,281     24,096      (919)     1997,1998
 North First
  Distribution
  Center.........     1              1,171      6,638         38     1,171      6,676      7,847      (159)        1999
 Overlook
  Distribution
  Center.........     1              1,552      8,794        --      1,552      8,794     10,346      (208)        1999
 Shoreline
  Business
  Center.........     8    (h)       4,328     16,101        489     4,328     16,590     20,918    (3,369)        1993
 Shoreline
  Business Center
  II.............     2    (h)         922        --       4,643       922      4,643      5,565    (1,046)        1995
 Spinnaker
  Business
  Center.........    12    (h)       7,043     25,220      1,282     7,043     26,502     33,545    (5,415)        1993
 Thornton
  Business
  Center.........     5    (f)       3,988     11,706      6,278     3,989     17,983     21,972    (3,062)     1993,1996
 Trimble
  Distribution
  Center.........     5              2,836     16,067      1,082     2,836     17,149     19,985    (3,386)        1994

St. Louis, Missouri
 Earth City
  Industrial
  Center.........    10    (f)       5,750     19,144     11,801     5,886     30,809     36,695    (1,917)   1997,1998,1999
 Hazelwood
  Distribution
  Center.........     2    (f)         830      4,707         82       831      4,788      5,619      (192)     1997,1999
 Westport
  Distribution
  Center.........     3    (f)         761      4,310        247       761      4,557      5,318      (359)        1997

Tampa, Florida
 Adamo
  Distribution
  Center.........     1                105        595        334       105        929      1,034      (104)        1995
 Clearwater
  Distribution
  Center.........     2    (g)          92        524         88        92        612        704      (106)        1994
 Commerce Park
  Distribution
  Center.........     4                811      4,597        708       811      5,305      6,116      (880)        1994
 Eastwood
  Distribution
  Center.........     1    (g)         122        690         95       122        785        907      (139)        1994
 Joe's Creek
  Distribution
  Center.........     2    (g)         161        909        134       160      1,044      1,204      (188)        1994

                                 PROLOGIS TRUST

                                     Initial Cost to                Gross Amounts At Which Carried
                                         ProLogis          Costs       as of December 31, 1999
                                   -------------------- Capitalized ------------------------------
                                             Building & Subsequent           Building &            Accumulated     Date of
                    No. of Encum-             Improve-      To                Improve-    Total    Depreciation Construction/
Description         Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)       Acquisition
-----------         ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ --------------

 Lakeland
  Distribution
  Center...........     1          $     938 $    5,313 $      578  $    938 $    5,891 $    6,829  $  (1,084)       1994
 Orchid Lake
  Industrial
  Center...........     1                 41        235         12        41        247        288        (43)       1994
 Plant City
  Distribution
  Center...........     1    (g)         206      1,169        125       206      1,294      1,500       (215)       1994
 Sabal Park
  Distribution
  Center...........     7    (d)       2,449      6,224     11,308     2,678     17,303     19,981     (1,068)  1996,1997,1998
 Silo Bend
  Distribution
  Center...........     4    (g)       2,887     16,358        976     2,887     17,334     20,221     (2,869)       1994
 Silo Bend
  Industrial
  Center...........     1    (g)         525      2,975        363       525      3,338      3,863       (569)       1994
 St. Petersburg
  Service Center...     1                 35        197         22        35        219        254        (37)       1994
 Tampa East
  Distribution
  Center...........    11    (g)       2,700     15,302      2,463     2,700     17,765     20,465     (3,004)       1994
 Tampa East
  Industrial
  Center...........     2    (g)         332      1,880        329       332      2,209      2,541       (362)       1994
 Tampa West
  Distribution
  Center...........    15  (f)(g)      3,273     18,659      2,480     3,319     21,093     24,412     (3,570)    1994,1995
 Tampa West
  Industrial
  Center...........     4    (g)         437        471      5,647       717      5,838      6,555       (583)  1994,1996,1998
 Tampa West Service
  Center...........     3    (g)         613      3,472        312       613      3,784      4,397       (635)       1994

Tijuana, Mexico
 Tijuana Industrial
  Center...........     2              2,389        --       6,784     3,121      6,052      9,173       (179)       1999

Tulsa, Oklahoma
 52nd Street
  Distribution
  Center...........     1                340      1,924        207       340      2,131      2,471       (393)       1994
 70th East
  Distribution
  Center...........     1                129        733        316       129      1,049      1,178       (167)       1994
 Expressway
  Distribution
  Center...........     4                573      3,280        736       573      4,016      4,589       (910)       1993
 Henshaw
  Distribution
  Center...........     3                500      2,829        187       499      3,017      3,516       (538)       1994

Warsaw, Poland
 Blonie Industrial
  Park.............     1              1,378        --       7,602     1,450      7,530      8,980        --         1999
 Warsaw Industrial
  Center...........     4              2,668     24,586      3,192       824     29,622     30,446     (1,549)       1998

Washington, D.C./Baltimore, Maryland
 Airport Commons
  Distribution
  Center...........     2    (d)       2.320        --       9,244     2,360      9,204     11,564       (906)       1997
 Ardmore
  Distribution
  Center...........     3              1,431      8,110        649     1,431      8,759     10,190     (1,460)       1994
 Ardmore Industrial
  Center...........     2                984      5,581        784       985      6,364      7,349     (1,032)       1994
 Concorde
  Industrial
  Center...........     4    (d)       1,538      8,717        920     1,538      9,637     11,175     (1,469)       1995
 De Soto Business
  Park.............     5              1,774     10,055      3,648     1,774     13,703     15,477     (2,005)       1996
 Eisenhower
  Industrial
  Center...........     3    (d)       1,240      7,025      1,535     1,240      8,560      9,800     (1,485)       1994
 Fleet Distribution
  Center...........     8    (d)       3,198     18,121      1,345     3,198     19,466     22,664     (2,625)       1996
 Gateway
  Distribution
  Center...........     3                774        --       7,293     1,410      6,657      8,067       (277)       1998
 Hampton Central
  Distribution
  Center...........     3              3,067        --      16,804     4,619     15,252     19,871       (930)  1996,1997,1999
 Meadowridge
  Distribution
  Center...........     1    (d)       1,757        --       5,675     1,897      5,535      7,432       (303)       1998
 Patapsco
  Distribution
  Center...........     1                270      1,528      1,074       270      2,602      2,872       (373)       1995
 Sunnyside
  Industrial
  Center...........     3              1,541      8,733      1,360     1,541     10,093     11,634     (1,724)       1994

Other..............     3    (g)         994      5,664          8       994      5,672      6,666       (383)    1994,1999
                    -----          --------- ---------- ----------  -------- ---------- ----------  ---------
   Total Operating
    Properties..... 1,328          $ 676,530 $2,577,782 $1,346,024  $736,604 $3,863,732 $4,600,336  $(366,703)
                    -----          --------- ---------- ----------  -------- ---------- ----------  ---------

Facilities Under
 Development

Amsterdam,
 Netherlands
 Schiphol
  Distribution
  Center...........                    3,269        --       1,765     5,034        --       5,034        --         1998

Atlanta, Georgia
 Atlanta NE at
  Sugarloaf........                      203        --       1,424     1,627        --       1,627        --         1998

Charlotte, North
 Carolina
 Charlotte
  Distribution
  Center...........                      895        --       3,545     4,440        --       4,440        --         1996

Cincinnati, Ohio
 Union Center
  Commerce Park....                      681        --       3,677     4,358        --       4,358        --         1997


                                 PROLOGIS TRUST

                                     Initial Cost to                Gross Amounts At Which Carried
                                         ProLogis          Costs       as of December 31, 1999
                                   -------------------- Capitalized ------------------------------
                                             Building & Subsequent           Building &            Accumulated     Date of
                    No. of Encum-             Improve-      To                Improve-    Total    Depreciation Construction/
Description         Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)       Acquisition
-----------         ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------

Cologne, Germany
 Cologne Eifeltor
  Distribution
  Center.........                  $   2,443 $      --  $      648  $  3,091 $      --  $    3,091     $--          1998

Columbus, Ohio
 Capital Park
  South
  Distribution
  Center.........                      2,203        --       3,251     5,454        --       5,454      --          1996

Dallas/Fort
 Worth, Texas
 Arlington
  Corporate
  Center.........                      1,906                   639     2,545                 2,545                  1999
 Freeport
  Corporate
  Center.........                      2,173        --       1,569     3,742        --       3,742      --          1997

Denver, Colorado
 Upland
  Distribution
  Center.........                      1,128        --       3,182     4,310        --       4,310      --          1994

East Bay (San
 Francisco),
 California
 Patterson Pass
  Business
  Center.........                      1,277        --       3,645     4,922        --       4,922      --          1999

El Paso, Texas
 Northwestern
  Corporate
  Center.........                         84        --         327       411        --         411      --          1991
 Vista Del Sol
  Industrial
  Center III.....                      1,365        --       2,288     3,653        --       3,653      --          1999

Fort
 Lauderdale/Miami,
 Florida
 Port Lauderdale
  Distribution
  Center.........                      2,509        --       5,004     7,513        --       7,513      --          1998

I-95 Corridor,
 New Jersey
 Cranbury
  Business Park..                      1,496        --      10,465    11,961        --      11,961      --          1997
 Meadowland
  Industrial
  Center.........                      1,600        --       6,772     8,372        --       8,372      --          1997

Juarez, Mexico
 Salvacar
  Industrial
  Center.........                        490        --       1,588     2,078        --       2,078      --          1997

Las Vegas, Nevada
 Las Vegas
  Corporate
  Center.........                      1,053        --         908     1,961        --       1,961      --          1995

Los
 Angeles/Orange
 County,
 California
 Milliken
  Distribution
  Center.........                      5,963        --       1,771     7,734        --       7,734      --          1998

Louisville,
 Kentucky
 Airpark Commerce
  Center.........                        700        --       4,359     5,059        --       5,059      --          1998
 Riverport
  Distribution
  Center.........                        842        --       8,701     9,543        --       9,543      --          1998

Lyon, France
 Isle d'Abeau
  Distribution
  Center.........                        739        --       7,433     8,172        --       8,172      --          1998

Memphis,
 Tennessee
 Memphis
  Industrial
  Park...........                        655        --       1,141     1,796        --       1,796      --          1997

Monterrey, Mexico
 Monterrey
  Industrial
  Park...........                        867        --       2,689     3,556        --       3,556      --          1998

Nashville,
 Tennessee
 Nashville/I-24
  Distribution
  Center.........                        396        --       5,643     6,039        --       6,039      --          1996

Paris, France
 Aulnay
  Distribution
  Center.........                      4,474        --       6,647    11,121        --      11,121      --          1999
 Senart
  Distribution
  Center.........                      1,515        --         190     1,705        --       1,705      --          1999

Reno, Nevada
 Damonte Ranch
  Distribution
  Center.........                      4,579        --      17,036    21,615        --      21,615      --          1998

Reynosa, Mexico
 Colonial
  Industrial
  Center.........                        666        --          42       708        --         708      --          1999
 Del Norte
  Industrial
  Center II......                        675        --         567     1,242        --       1,242      --          1998
 Reynosa
  Industrial
  Center III.....                        401        --       2,588     2,989        --       2,989      --          1998


                                 PROLOGIS TRUST

                                     Initial Cost to                Gross Amounts At Which Carried
                                         ProLogis          Costs       as of December 31, 1999
                                   -------------------- Capitalized ------------------------------
                                             Building & Subsequent           Building &            Accumulated      Date of
                    No. of Encum-             Improve-      To                Improve-    Total    Depreciation  Construction/
Description         Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)        Acquisition
-----------         ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ ---------------

Rotterdam,
 Netherlands
 Moerdijk
  Distribution
  Center...........                $   1,469        --  $      674  $  2,143 $      --  $    2,143     $--           1998

Salt Lake City,
 Utah
 Crossroads
  Corporate Center.                      642        --       2,546     3,188        --       3,188      --           1996

San Antonio, Texas
 Tri-County
  Distribution
  Center...........                      672        --       3,486     4,158        --       4,158      --           1999

Tampa, Florida
 Sabal Park
  Distribution
  Center...........                      728        --         783     1,511        --       1,511      --           1997

Tijuana, Mexico
 Tijuana Industrial
  Center...........                    3,216        --       2,058     5,274        --       5,274      --           1998

Warsaw, Poland
 Teresin
  Distribution
  Center...........                    4,086        --         --      4,086        --       4,086      --           1999

Washington
 D.C./Baltimore,
 Maryland
 Meadowridge
  Distribution
  Center...........                    2,995        --       6,063     9,058        --       9,058      --           1996
                                   --------- ---------- ----------  -------- ---------- ----------     ----
   Total Facilities
    Under
    Development....                   61,055        --     125,114   186,169        --     186,169      --
                                   --------- ---------- ----------  -------- ---------- ----------     ----

Land Held for
 Development

Amsterdam,
 Netherlands
 Tilburg
  Distribution
  Center...........                    3,000                   517     3,517                 3,517      --           1999

Atlanta, Georgia
 Atlanta NE at
  Sugarloaf........                       90        --          37       127        --         127      --           1998
 Atlanta West
  Distribution
  Center...........                      713        --          39       752        --         752      --           1994
 Breckenridge
  Distribution
  Center...........                    5,378        --           9     5,387        --       5,387      --         1997,1998
 Riverside
  Distribution
  Center...........                    1,107        --          96     1,203        --       1,203      --           1996

Austin, Texas
 Corridor Park
  Corporate Center.                    1,289        --          89     1,378        --       1,378      --           1994
 Southpark
  Corporate Center.                      525        --          63       588        --         588      --           1996
 Walnut Creek
  Corporate Center.                      135        --          40       175        --         175      --         1994,1996

Charlotte, North
 Carolina
 Charlotte
  Distribution
  Center South.....                      666        --       1,429     2,095        --       2,095      --           1997
 Interstate North
  Business Park....                      343        --           8       351        --         351      --           1997
Chicago, Illinois
 Bloomingdale 100
  Business Center..                    4,857        --       2,879     7,736        --       7,736      --           1997
 Bolingbrook
  Distribution
  Center...........                    4,621        --          95     4,716        --       4,716      --           1999
 O'Hare Cargo
  Distribution
  Center...........                    8,949        --       4,615    13,564        --      13,564      --         1996,1997
 Remington Lakes
  Business Park....                    3,236        --         304     3,540        --       3,540      --           1997

Cincinnati, Ohio
 Airpark
  International
  Distribution
  Center...........                    1,771        --         461     2,232        --       2,232      --           1999
 Union Center
  Commerce Park....                    1,595        --         348     1,943        --       1,943      --           1997

Columbus, Ohio
 Capital Park South
  Distribution
  Center...........                    2,735        --          28     2,763        --       2,763      --      1994,1995,1996,
                                                                                                                1997,1998,1999
 International
  Street Commerce
  Center...........                      101        --           8       109        --         109      --           1996


                                 PROLOGIS TRUST

                                     Initial Cost to                Gross Amounts At Which Carried
                                         ProLogis          Costs       as of December 31, 1999
                                   -------------------- Capitalized ------------------------------
                                             Building & Subsequent           Building &            Accumulated     Date of
                    No. of Encum-             Improve-      To                Improve-    Total    Depreciation Construction/
Description         Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)       Acquisition
-----------         ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ --------------

Dallas/Fort
 Worth, Texas
 Freeport
  Corporate
  Center.........                  $   1,705 $      --  $       10  $  1,715 $      --  $    1,715     $--           1999
 Great Southwest
  Industrial
  Center I.......                        492        --          52       544        --         544      --           1996
 Plano
  Distribution
  Center.........                      1,165        --         --      1,165        --       1,165      --           1999
 Royal Lane
  Distribution
  Center.........                      1,010        --         --      1,010        --       1,010      --           1997

Denver, Colorado
 Denver Business
  Center Land....                        856        --         --        856        --         856      --           1998
 Upland
  Distribution
  Center I.......                        519        --          31       550        --         550      --        1994,1997

Detroit, Michigan
 Huron Commerce
  Center I.......                      2,801        --          17     2,818        --       2,818      --           1999

East Bay (San
 Francisco),
 California
 Patterson Pass
  Business
  Center.........                      5,079        --         --      5,079        --       5,079      --           1999

El Paso, Texas
 Northwestern
  Corporate
  Center.........                      2,545        --       1,170     3,715        --       3,715      --        1991,1992
 Vista Corporate
  Center.........                        351        --         123       474        --         474      --           1993
 Vista Del Sol
  Industrial
  Center.........                      1,727        --         273     2,000        --       2,000      --        1994,1996
 Vista Del Sol
  Industrial
  Center III.....                        306        --         --        306        --         306      --           1999

Fort
 Lauderdale/Miami,
 Florida
 Center Port
  Land...........                      1,006        --         214     1,220        --       1,220      --           1998

Houston, Texas
 Jersey Village
  Corporate
  Center.........                      3,217        --       1,045     4,262        --       4,262      --           1997
 West by
  Northwest
  Industrial
  Center.........                        812        --         216     1,028        --       1,028      --           1993

I-95 Corridor,
 New Jersey
 Cranbury
  Business Park..                      4,895        --         194     5,089        --       5,089      --        1997,1999

Indianapolis,
 Indiana
 Airport Business
  Center.........                      4,056        --         100     4,156        --       4,156      --           1999
 Lebanon Commerce
  Park Land......                        827        --         666     1,493        --       1,493      --           1998
 North by
  Northeast
  Distribution
  Center.........                        437        --          54       491        --         491      --           1994
 Plainfield Park
  Distribution
  Center.........                      1,082        --         568     1,650        --       1,650      --           1996

Juarez, Mexico
 Los Aztecas
  Industrial
  Center.........                        669        --         --        669        --         669      --           1999
 Salvacar
  Industrial
  Park...........                      1,993        --         247     2,240        --       2,240      --           1997

Kansas City,
 Missouri
 Executive Park..                      1,267        --         244     1,511        --       1,511      --           1998

Las Vegas, Nevada
 Black Mountain
  Distribution
  Center.........                      2,845        --         164     3,009        --       3,009      --        1995,1996
 Hughes Airport
  Center.........                        263        --          11       274        --         274      --           1997
 Las Vegas
  Corporate
  Center.........            (h)       4,015        --          44     4,059        --       4,059      --      1993,1995,1997

Le Havre, France
 Le Havre........                      1,135        --         --      1,135        --       1,135      --           1999

Los
 Angeles/Orange
 County,
 California
 Anaheim
  Industrial
  Center.........                      3,103        --           3     3,106        --       3,106      --           1999
 Magnolia
  Business
  Center.........                      4,232        --          27     4,259        --       4,259      --           1999
 Ontario
  Distribution
  Center.........                      1,565        --         176     1,741        --       1,741      --           1999


                                 PROLOGIS TRUST

                                    Initial Cost to                Gross Amounts At Which Carried
                                        ProLogis          Costs       as of December 31, 1999
                                  -------------------- Capitalized ------------------------------
                                            Building & Subsequent           Building &            Accumulated     Date of
                   No. of Encum-             Improve-      To                Improve-    Total    Depreciation Construction/
Description        Bldgs. brances   Land      ments    Acquisition   Land     ments      (a,b)        (c)       Acquisition
-----------        ------ ------- --------- ---------- ----------- -------- ---------- ---------- ------------ -------------

Louisville,
 Kentucky
 Riverport
  Distribution
  Center.........                 $     780 $      --  $       28  $    808 $      --  $      808     $--        1998,1999
Memphis,
 Tennessee
 Memphis
  Industrial
  Park...........                     1,000        --         975     1,975        --       1,975      --          1997

Milan, Italy
 Piacenza
  Distribution
  Center.........                       394        --       1,234     1,628        --       1,628      --          1999
Monterrey, Mexico
 Monterrey
  Industrial
  Park...........                       126        --         --        126        --         126      --          1998

Orlando, Florida
 Orlando Central
  Park...........                     2,152        --         637     2,789        --       2,789      --          1996

Paris, France
 Annecy
  Distribution
  Center.........                       --         --         216       --         --         --       --          1999
 Aulnay
  Distribution
  Center.........                     1,170        --         240     1,410        --       1,410      --          1999
Portland, Oregon
 Jennifer
  Distribution
  Center.........                     2,139        --         718     2,857        --       2,857      --          1997

Reno, Nevada
 Damonte Ranch...                     5,949        --       1,827     7,776        --       7,776      --          1998
 Golden Valley
  Distribution
  Center.........                       347        --         602       949        --         949      --          1995

Reynosa, Mexico
 Del Norte
  Industrial
  Center II......                       643        --         --        643        --         643      --          1999
 Reynosa
  Industrial
  Center III.....                     1,449        --         --      1,449        --       1,449      --          1998
 Reynosa
  Industrial
  Park...........                       362        --          31       393        --         393      --          1999

Rio Grande
 Valley, Texas
 Rio Grande
  Distribution
  Center.........                       429        --          10       439        --         439      --          1995

Rotterdam,
 Netherlands
 DistriPark
  Maasvlakte.....                       --         --          16       --         --         --       --          1999
 Moerdijk
  Distribution
  Center.........                     1,057        --         451     1,508        --       1,508      --          1999

Salt Lake City,
 Utah
 Centennial
  Distribution
  Center.........                       824        --         105       929        --         929      --          1996
 Clearfield
  Industrial
  Center.........                       125        --          14       139        --         139      --          1997
 Salt Lake
  International
  Distribution
  Center.........                       746        --       1,096     1,842        --       1,842      --        1994,1995

San Antonio,
 Texas
 Coliseum
  Distribution
  Center.........                       611        --         335       946        --         946      --          1994
 Landmark........                       127        --           5       132        --         132      --          1997
 Perrin Creek
  Corporate
  Center.........                     2,637        --         243     2,880        --       2,880      --          1996
 San Antonio
  Distribution
  Center III.....                       458        --          56       514        --         514      --          1996

Seattle,
 Washington
 Port of Tacoma..                     1,539        --         378     1,917        --       1,917      --          1998

Tampa, Florida
 Sabal Park
  Distribution
  Center.........                     1,170        --         150     1,320        --       1,320      --        1995,1997
 Tampa East
  Distribution
  Center.........                     2,711        --         --      2,711        --       2,711      --          1994

Tijuana, Mexico
 Tijuana
  Industrial
  Center.........                     2,736        --         134     2,870        --       2,870      --          1998

Warsaw, Poland
 Blonie
  Industrial
  Park...........                     1,118        --       1,922     3,040        --       3,040      --          1998

                                 PROLOGIS TRUST

                                     Initial Cost to                 Gross Amounts At Which Carried
                                         ProLogis          Costs        as of December 31, 1999
                                   -------------------- Capitalized --------------------------------
                                             Building & Subsequent             Building &            Accumulated     Date of
                    No. of Encum-             Improve-      To                  Improve-    Total    Depreciation Construction/
Description         Bldgs. brances   Land      ments    Acquisition    Land      ments      (a,b)        (c)       Acquisition
-----------         ------ ------- --------- ---------- ----------- ---------- ---------- ---------- ------------ -------------

Washington,
 D.C./Baltimore,
 Maryland
 Meadowridge
  Distribution
  Center...........                $     865 $      --  $      289  $    1,154 $      --  $    1,154  $     --        1996
 Troy Hill
  Distribution
  Center...........                    4,483        --          37       4,520        --       4,520        --        1999
                                   --------- ---------- ----------  ---------- ---------- ----------  ---------
   Total Land Held
    for
    Development....                  135,233        --      28,463     163,696        --     163,696        --
                                   --------- ---------- ----------  ---------- ---------- ----------  ---------
GRAND TOTAL........                $ 872,818 $2,577,782 $1,499,601  $1,086,469 $3,863,732 $4,950,201  $(366,703)
                                   ========= ========== ==========  ========== ========== ==========  =========

-------
(a) Reconciliation of total cost to real estate balance sheet caption as of December 31, 1999 (in thousands):

      Total per Schedule III..................................... $4,950,201
      Minority interest in real estate company...................      7,665
      Capitalized preacquisition costs...........................     17,085
                                                                  ----------
          Total real estate...................................... $4,974,951(i)
                                                                  ==========

(b) The aggregate cost for federal income tax purposes was approximately $3,870,487,908.
(c) Buildings are depreciated over their estimated useful lives (30 years for acquisitions, 40 years for developments).
(d) $335,688,418 of these facilities will secure $200,000,000 of mortgage notes.
(e) $210,096,463 of these facilities secure $148,757,098 of mortgage notes.
(f) $666,638,421 of these facilities secure $309,155,427 of mortgage notes.
(g) $63,387,124 of these facilities secure $26,951,687 of securitized debt.
(h) $226,928,339 of these facilities secure $10,721,327 of assessment bonds.
(i) A summary of activity for real estate and accumulated depreciation as of December 31, 1999 is as follows (in thousands):

                                 PROLOGIS TRUST

      Real estate
        Balance at beginning of year................................ $3,657,500
        Additions, including development completions................  2,196,374
        Dispositions................................................   (848,844)
        Change in construction in progress balance..................    (29,135)
        Change in capitalized preacquisition costs balance..........       (944)
                                                                     ----------
        Balance at end of year...................................... $4,974,951
                                                                     ==========
      Accumulated depreciation
        Balance at beginning of year................................ $  254,288
        Depreciation expense........................................    134,055
        Accumulated depreciation associated with dispositions.......    (21,640)
                                                                     ----------
        Balance at end of year...................................... $  366,703
                                                                     ==========

                               AUDITOR'S REPORT

To the Board of Directors and Shareholders of Security Capital U.S. Realty
Luxembourg

   We have audited the consolidated financial statements, which consist of the consolidated statement of net assets, the consolidated statement of operations, the consolidated statement of changes in net assets, the consolidated statement of cash flows, the consolidated statement of changes in shares outstanding, the consolidated financial highlights for the year, and the consolidated schedules of investments and the notes to the consolidated financial statements of Security Capital U.S. Realty (the "Company") as of 31 December 1999 and 1998 and for each of the three years ended 31 December 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Board of Directors of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with International Standards on Auditing and United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors of the Company, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the attached consolidated financial statements audited by us present fairly, in all material respects, the financial position of the Company and its subsidiaries at 31 December 1999 and 1998, and the results of their operations and their cash flows and their financial highlights for each of the three years ended 31 December 1999, 1998 and 1997 in conformity with Luxembourg legal and regulatory requirements and in conformity with accounting principles generally accepted in the United States.

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

PricewaterhouseCoopers S.a.r.l.                    Luxembourg, 25 February 2000
Reviseur d'enterprises
Represented by

Pascal Rakovsky                           Thierry Blondeau

                          SECURITY CAPITAL U.S. REALTY
                     CONSOLIDATED STATEMENTS OF NET ASSETS

                              At 31 December 1999
                (in thousands U.S. $, except per-share amounts)
                                    Audited

                                                           1999       1998
                                                        ----------  ----------
ASSETS
  Strategic investment positions at value (Note 3):
    CarrAmerica (Cost $699,905; $699,851,
     respectively)..................................... $  604,247  $  686,482
    City Center Retail (Cost $304,132; $304,035,
     respectively).....................................    304,132     304,035
    CWS Communities (Cost $236,488; $153,563,
     respectively)                                         236,488     153,563
    Regency (Cost $759,807; $759,788, respectively)
     (Note 3A).........................................    685,465     762,580
    Storage USA (Cost $394,362; $394,272, respectively)    355,911     380,178
    Urban Growth Property (Cost $188,582; $181,082,
     respectively)                                         188,582     181,082
  Other investment positions at value (Note 3):
    Security Capital Group Incorporated (Cost $165,000;
     $165,000, respectively)...........................     95,780     116,245
    Private investment positions (Cost $42,019;
     $15,275, respectively)............................     42,019      15,275
    Public special opportunity positions (Cost $0;
     $298,756, respectively)                                   --      247,205
                                                        ----------  ----------
Total investments...................................... $2,512,624  $2,846,645
Cash and cash equivalents..............................      2,732       2,994
Accounts receivable and other (Note 4).................     15,530      23,989
                                                        ----------  ----------
TOTAL ASSETS........................................... $2,530,886  $2,873,628
                                                        ==========  ==========
LIABILITIES
    Accounts payable and accrued expenses (Note 5)..... $    6,033  $   13,497
    Taxes payable (Note 9).............................      4,818       1,306
    Line of credit (Note 6)............................    239,000     262,500
    Convertible notes (Note 7).........................    386,157     369,940
                                                        ----------  ----------
TOTAL LIABILITIES...................................... $  636,008  $  647,243
                                                        ----------  ----------
TOTAL NET ASSETS (SHAREHOLDERS' EQUITY)                 $1,894,878  $2,226,385
                                                        ==========  ==========
    Authorised 250,000,000 shares of $4.00 par value,
     86,561,872 shares issued and 76,700,437
     outstanding at 31 December 1999 and 86,561,872
     issued and outstanding at 31 December 1998 (Note
     13)............................................... $  346,247  $  346,247
    Share premium account (Note 14)....................  1,564,939   1,749,158
                                                        ----------  ----------
PAID-IN CAPITAL........................................ $1,911,186  $2,095,405
    Legal reserve (Note 12)............................     30,375      30,375
    Reserve for own shares (Note 14)...................    184,219        --
    Undistributed net operating income.................    219,144     148,152
    Accumulated net realised gain......................     11,844      77,431
    Unrealised depreciation on strategic investment and
     other investment positions........................   (277,671)   (124,978)
    Acquisition of own shares (Note 14)................   (184,219)       --
                                                        ----------  ----------
SHAREHOLDERS' EQUITY................................... $1,894,878  $2,226,385
                                                        ==========  ==========
    Net Asset Value Per Share (Note 14)................ $    24.70  $    25.72

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended 31 December 1999, 1998 and 1997
                (in thousands U.S. $, except per-share amounts)
                                    Audited

                                                   1999       1998       1997
                                                 ---------  ---------  --------
REVENUES
Gross Dividends from strategic investment
 positions:
  CarrAmerica..................................  $  52,916  $  51,999  $ 41,412
  City Center Retail...........................      6,990        --        --
  CWS Communities..............................      9,057      4,783       --
  Regency (Note 3A)............................     57,852     56,422    33,017
  Storage USA..................................     31,532     29,934    24,497
  Urban Growth Property........................     10,160      4,338       --
                                                 ---------  ---------  --------
                                                 $ 168,507  $ 147,476  $ 98,926
Gross Dividends from public special opportunity
 positions.....................................      8,925     20,908    17,594
                                                 ---------  ---------  --------
                                                 $ 177,432  $ 168,384  $116,520
Interest income from affiliate.................      3,575      3,575     2,896
Interest income from non-affiliate and other
 income........................................      4,188      1,132       805
                                                 ---------  ---------  --------
TOTAL GROSS REVENUES...........................  $ 185,195  $ 173,091  $120,221
  Withholding tax on dividends received........    (24,152)   (16,266)  (17,304)
                                                 ---------  ---------  --------
TOTAL REVENUES.................................  $ 161,043  $ 156,825  $102,917
                                                 =========  =========  ========
EXPENSES
Operating advisor fees.........................  $  32,544  $  35,220  $ 24,632
Custodian fees.................................        475        459       470
Directors fees.................................        155        103        85
Professional expenses..........................      1,500      1,843       810
Administrative expenses........................      1,404      2,057     1,159
Amortisation of convertible notes deferred
 costs.........................................      1,573        959       --
Taxes..........................................      4,555      2,429     1,857
Line of credit arrangement and commitment
 fees..........................................      1,177      2,561     2,259
Interest on line of credit.....................     20,045     18,434    11,336
Interest on convertible notes..................     26,623     14,861       --
                                                 ---------  ---------  --------
TOTAL EXPENSES.................................  $  90,051  $  78,926  $ 42,608
                                                 ---------  ---------  --------
NET OPERATING INCOME...........................  $  70,992  $  77,899  $ 60,309
NET REALISED AND UNREALISED (LOSS)/GAIN ON
 STRATEGIC INVESTMENT AND OTHER INVESTMENT
 POSITIONS
Net realised (loss)/gain on public special
 opportunity positions.........................  $ (65,587) $  32,878  $ 41,073
Net (decrease)/increase in appreciation on
 strategic investment and other investment
 positions.....................................   (152,693)  (642,372)  264,974
                                                 ---------  ---------  --------
NET (LOSS)/GAIN ON STRATEGIC INVESTMENT AND
 OTHER INVESTMENT POSITIONS....................  $(218,280) $(609,494) $306,047
                                                 ---------  ---------  --------
(DECREASE)/INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS...............................  $(147,288) $(531,595) $366,356
                                                 =========  =========  ========

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended 31 December 1999, 1998 and 1997
                (in thousands U.S. $, except per-share amounts)
                                    Audited

                                                1999       1998        1997
                                              ---------  ---------  -----------
Operating Activities:
 (Decrease)/Increase in net assets resulting
  from operations...........................  $(147,288) $(531,595) $   366,356
 Adjustments to reconcile
  (decrease)/increase in net assets
  resulting from operations to net cash
  provided by operating activities:
  Movement in unrealised gain...............    152,693    642,372     (264,974)
  Movement in accretion on convertible
   notes....................................     16,217      9,387          --
  Movement in convertible notes deferred
   costs....................................      1,573        959          --
  Changes in operating assets and
   liabilities:
    Accounts receivable and other...........      6,886    (10,266)       1,498
    Interest receivable from affiliate......        --         --           366
    Accounts payable and accrued expenses...     (1,233)      (256)       2,488
    Operating advisor fees payable..........     (6,230)     1,371        4,629
    Taxes payable...........................      3,512        286          625
                                              ---------  ---------  -----------
      Net cash provided by operating
       activities...........................  $  26,130  $ 112,258  $   110,988
                                              ---------  ---------  -----------
Investing Activities:
 Fundings in strategic investment positions:
  CarrAmerica...............................  $     (54) $ (63,464) $  (207,971)
  City Center Retail........................        (97)  (220,370)     (83,665)
  CWS Communities...........................    (82,925)   (60,963)     (92,600)
  Regency (Note 3A).........................        (19)   (10,634)    (471,741)
  Storage USA...............................        (90)   (45,828)     (76,561)
  Urban Growth Property.....................     (7,500)  (163,379)     (17,703)
 Fundings in Security Capital Group.........        --         --      (142,500)
 Fundings in other investment positions,
  net.......................................    272,012    (31,323)    (104,700)
                                              ---------  ---------  -----------
    Net cash provided/(used) in investing
     activities.............................  $ 181,327  $(595,961) $(1,197,441)
                                              ---------  ---------  -----------
Financing Activities:
  Net proceeds from shares offering.........  $     --   $     --   $ 1,072,966
  Net proceeds from convertible notes
   offering.................................        --     352,667          --
  Offering expenses charged against the
   share premium account....................        --        (440)         --
  Acquisition of own shares.................   (184,219)       --           --
  Net (repayments)/drawdowns from line of
   credit...................................    (23,500)   132,500      (39,500)
                                              ---------  ---------  -----------
    Net cash (used)/provided by financing
     activities.............................  $(207,719) $ 484,727  $ 1,033,466
                                              ---------  ---------  -----------
Net (decrease)/increase in cash and cash
 equivalents................................  $    (262) $   1,024  $   (52,987)
Cash and cash equivalents, beginning of the
 year.......................................      2,994      1,970       54,957
                                              ---------  ---------  -----------
Cash and cash equivalents, end of the year..  $   2,732  $   2,994  $     1,970
                                              =========  =========  ===========
Supplemental disclosure of cash flow
 information:
    Tax paid................................  $   1,043  $   2,141  $     1,232
                                              =========  =========  ===========
    Interest paid on borrowings.............  $  30,012  $  22,987  $    11,929
                                              =========  =========  ===========

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

              For the years ended 31 December 1999, 1998 and 1997
                (in thousands U.S. $, except per-share amounts)
                                    Audited

                                                 1999        1998        1997
                                              ----------  ----------  ----------
OPERATIONS:
Net operating income........................  $   70,992  $   77,899  $   60,309
Net realised (loss)/gain on public special
 opportunity positions......................     (65,587)     32,878      41,073
(Decrease)/Increase in appreciation on
 strategic investment and other investment
 positions..................................    (152,693)   (642,372)    264,974
                                              ----------  ----------  ----------
(Decrease)/Increase in net assets resulting
 from operations............................  $ (147,288) $ (531,595) $  366,356
CAPITAL TRANSACTIONS:
Net proceeds from offerings.................  $      --   $      --   $1,072,965
(Decrease)/Increase in share premium
 account....................................    (184,219)       (440)        --
Increase in reserve for own shares..........     184,219         --          --
Acquisition of own shares during the year...    (184,219)        --          --
                                              ----------  ----------  ----------
(Decrease)/Increase in net assets resulting
 from capital transactions..................  $ (184,219) $     (440) $1,072,965
NET ASSETS:
(Decrease)/Increase in net assets during the
 year.......................................  $ (331,507) $ (532,035) $1,439,321
Net assets at the beginning of the year.....   2,226,385   2,758,420   1,319,099
                                              ----------  ----------  ----------
Net assets at the end of the year (includes
 undistributed net operating income of
 $219,144 for 1999, $148,152 for 1998, and
 $73,324 for 1997)..........................  $1,894,878  $2,226,385  $2,758,420
                                              ==========  ==========  ==========
Per-share data:
Net Asset Value.............................  $    24.70  $    25.72  $    31.87

            CONSOLIDATED STATEMENTS OF CHANGES IN SHARES OUTSTANDING

              For the years ended 31 December 1999, 1998 and 1997
                                    Audited

                                                       Number of shares
                                               ---------------------------------
                                                  1999        1998       1997
                                               ----------  ---------- ----------
At the beginning of the year.................. 86,561,872  86,561,872 48,246,355
Issued during the year........................        --          --  38,315,517
Acquisition of own shares during the year..... (9,861,435)        --         --
                                               ----------  ---------- ----------
At the end of the year........................ 76,700,437  86,561,872 86,561,872
                                               ==========  ========== ==========

                          SECURITY CAPITAL U.S. REALTY
                       CONSOLIDATED FINANCIAL HIGHLIGHTS

              For the years ended 31 December 1999, 1998 and 1997
                                    Audited

                                                         1999    1998    1997
                                                        ------  ------  ------
Per-share data:
  Net Asset Value at the beginning of the year......... $25.72  $31.87  $27.34
  Net operating income.................................   0.86    0.90    0.92
  Net change in movement in unrealised appreciation and
   realised gain on strategic investment and other
   investment positions in the year....................  (2.65)  (7.05)   4.64
  Shares issued during the year........................    --      --    (1.03)
  Acquisition of own shares during the year............   0.77     --      --
                                                        ------  ------  ------
Net Asset Value per-share at the end of the year....... $24.70  $25.72  $31.87
                                                        ======  ======  ======

            CONSOLIDATED SCHEDULES OF STRATEGIC INVESTMENT POSITIONS

                              At 31 December 1999
                (in thousands U.S. $, except shares held and %)
                                    Audited

                                      Number of
Strategic Investment       Security     Shares                         Percentage of
Positions                    Type        Held       Cost      Value    Total Assets
--------------------       --------   ---------- ---------- ---------- -------------
CarrAmerica............. Common Stock 28,603,417 $  699,905 $  604,247     23.9%
City Center Retail...... Common Stock 30,390,000    304,132    304,132     12.0%
CWS Communities......... Common Stock 23,615,858    236,488    236,488      9.3%
Regency (Note 3A)....... Common Stock 34,273,236    759,807    685,465     27.1%
Storage USA............. Common Stock 11,765,654    394,362    355,911     14.1%
Urban Growth Property... Common Stock 18,824,100    188,582    188,582      7.4%
                                                 ---------- ----------     ----
Total investment in
 strategic positions....                         $2,583,276 $2,374,825     93.8%
                                                 ========== ==========     ====

                              At 31 December 1998
                (in thousands U.S. $, except shares held and %)
                                    Audited

                                      Number of
Strategic Investment       Security     Shares                         Percentage of
Positions                    Type        Held       Cost      Value    Total Assets
--------------------       --------   ---------- ---------- ---------- -------------
CarrAmerica............. Common Stock 28,603,417 $  699,851 $  686,482     23.9%
City Center Retail...... Common Stock 30,390,000    304,035    304,035     10.6%
CWS Communities......... Common Stock 15,323,358    153,563    153,563      5.3%
Regency (Note 3A)....... Common Stock 34,273,236    759,788    762,580     26.6%
Storage USA............. Common Stock 11,765,654    394,272    380,178     13.2%
Urban Growth Property... Common Stock 18,074,100    181,082    181,082      6.3%
                                                 ---------- ----------     ----
Total investment in
 strategic positions....                         $2,492,591 $2,467,920     85.9%
                                                 ========== ==========     ====

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY
              CONSOLIDATED SCHEDULES OF OTHER INVESTMENT POSITIONS

                              At 31 December 1999
                        (in thousands U.S. $, except %)
                                    Audited

                                                                  Percentage of
Property Type                                     Cost    Value   Total Assets
-------------                                   -------- -------- -------------
Private investment positions
  Companies in which SC-U.S. Realty owns a 5%
   or greater interest:
    Other...................................... $ 39,215 $ 39,215      1.6%
  Companies in which SC-U.S. Realty owns less
   than 5% interest:
    Other......................................    2,804    2,804      0.1%
                                                -------- --------     ----
Total investment in private investment
 positions..................................... $ 42,019 $ 42,019      1.7%
Investment in Security Capital Group
 Incorporated..................................  165,000   95,780      3.8%
                                                -------- --------     ----
Total investment in other investment
 positions..................................... $207,019 $137,799      5.5%
                                                ======== ========     ====

                              At 31 December 1998
                        (in thousands U.S. $, except %)
                                    Audited

                                                                  Percentage of
Property Type                                     Cost    Value   Total Assets
-------------                                   -------- -------- -------------
Private investment positions
  Companies in which SC-U.S. Realty owns a 5%
   or greater interest:
    Other...................................... $ 14,446 $ 14,446      0.5%
  Companies in which SC-U.S. Realty owns less
   than 5% interest:
    Other......................................      829      829      0.1%
                                                -------- --------     ----
Total investment in private investment
 positions..................................... $ 15,275 $ 15,275      0.6%
Public special opportunity positions
  Companies in which SC-U.S. Realty owns a 5%
   or greater interest:
    Retail..................................... $ 35,493 $ 37,646      1.3%
  Companies in which SC-U.S. Realty owns less
   than 5% interest:
    Office/Industrial..........................  107,905   97,658      3.4%
    Hotel......................................   79,600   41,356      1.4%
    Multifamily................................   29,044   28,727      1.0%
    Storage....................................   10,227   11,350      0.4%
    Diversified................................   13,683   11,004      0.4%
    Retail.....................................    8,406    6,949      0.2%
    Other......................................   14,398   12,515      0.4%
                                                -------- --------     ----
Total investment in public special opportunity
 positions..................................... $298,756 $247,205      8.5%
Investment in Security Capital Group
 Incorporated..................................  165,000  116,245      4.0%
                                                -------- --------     ----
Total investment in other investment
 positions..................................... $479,031 $378,725     13.1%
                                                ======== ========     ====

   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANISATION

   Security Capital U.S. Realty (the "Company") (NYSE: RTY) (Amsterdam AEX Stock Exchange ISIN Code: LU0060100673, Bloomberg Symbol: SCUS NA, Reuters
Symbol: CAPAu.AS) was incorporated on 7 July 1995 and is a research-driven real estate management company focused on taking significant strategic investment positions (with board representation, consultation and other rights) in value-added real estate operating companies based in the United States. The Company's primary capital deployment objective is to take a proactive ownership role in businesses that it believes can potentially generate above-average rates of return. The Company is organised in Luxembourg as a Societe d'Investissement a Capital Fixe (a company with a fixed capital). On 24 June 1999 the Company's ADRs began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "RTY".

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

 A. Fair Value Basis of Presentation

   SC-U.S. Realty accounts for its investments at fair value in accordance with the U.S. specialised industry accounting rules prescribed by the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies (the "Guide"). Thus, SC-U.S. Realty's investments in publicly traded companies are valued at market determined by using closing market prices on the NYSE, or other recognised stock exchange when appropriate, as of the balance sheet date, subject to an appropriate adjustment for transfer restrictions, if any. For privately held investments in which SC-U.S. Realty has an ownership interest, SC-U.S. Realty will, whenever the Board of Directors believes significant developments have occurred affecting the value of an investment and on at least an annual basis, utilise valuation evidence and methodologies appropriate to the nature of the investment to derive fair value. These will include external valuations, cash flow valuation techniques and valuation information derived through placements of private companies' securities as well as review by management for other specific indicators of changes in value relating to property performance and/or significant changes in local or general market conditions. The Board of Directors, in its discretion, may permit some other method of valuation to be used if it determines that such valuation better reflects the fair value of any assets of the Company.

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

   As of 31 December 1999 and 1998, 30.5% and 22.8%, respectively, of SC-U.S. Realty's investments were in private or untraded securities valued at their fair value as determined by the Board of Directors, using the methodology described above. This value may differ from the value that would have been used had a trading

                         SECURITY CAPITAL U.S. REALTY
market for these securities existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realisable values.

 B. Accounting for Investments and Income

   All purchases and sales of publicly traded securities are recorded as of the trade date (i.e., the date that SC-U.S. Realty's broker actually executes an order to buy or sell). All purchases and sales of privately held securities are recorded as of the date the actual purchase or sale is made. Dividend income is recorded on the ex-dividend date for each dividend declared by an issuer. Dividends received are presented on a gross basis. HOLDINGS may be entitled to refunds on a portion of the withholding tax because the withholding tax is not levied on the portion of dividends which is a return of capital. Interest income is recorded on the accrual basis. Interest received is stated net of withholding taxes. Realised gains and losses on sales of shares are determined on the average cost method.

 C. Cash and Cash Equivalents

   SC-U.S. Realty considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 D. Deferred Financing Costs/Discounts

   Underwriting fees relating to the issuance of the $450 million aggregate principal amount at maturity of the Company's 2% Senior Unsecured Convertible Notes due 2003 (the "Convertible Notes") are capitalised and amortised over the term of the obligation. Discounts on the Convertible Notes are accreted as a component of interest expense using the effective interest method over the term of the obligation.

 E. New Accounting Pronouncements

   During June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement provides new accounting and reporting standards for the use of derivative instruments. Adoption of this statement is required by the Company effective 1 January 2001. Management intends to adopt the statement as required in fiscal 2000. Although the Company has not historically used such instruments, it is not precluded from doing so. Management believes that the impact of such adoption will not be material to the financial statements.

 F. Reclassification

   Certain 1997 numbers have been reclassified to conform to the 1999 presentation.

NOTE 3--INVESTMENTS

   SC-U.S. Realty aims to have over 95% of its assets deployed in strategic investment positions and less than 5% invested in other investment positions.

 A. Strategic Investment Positions

   Strategic investment positions represent significant (minimum of 25% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies or in private companies. With private companies which SC-U.S. Realty sponsors, it expects to own substantially more than 50% of the voting shares. SC-U.S. Realty will be the largest shareholder of its strategic investees, have representation on their boards of directors, and will influence their operations and strategies through ongoing consultation and research. Strategic investees are characterised by the perceived potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

                         SECURITY CAPITAL U.S. REALTY

   The merger of Pacific Retail and Regency occurred on 28 February 1999. Shareholders of Pacific Retail received 0.48 shares of Regency common stock for each common share of Pacific Retail they owned. For the years ended 31 December 1999, 1998 and 1997 the financial information for Pacific Retail has been reflected in the financial information of Regency.

 B. Other Investment Positions

   Other investment positions primarily consist of ownership positions of less than 10% of the fully diluted stock in entities taxed as real estate investment trusts ("REITs") under the Code and other U.S. real estate companies. The investments have and will take the form of either direct investments in, or public market purchases of, shares of companies that SC-U.S. Realty believes possess the requisite fundamentals to generate strong cash flow growth and/or value appreciation. In exceptional circumstances, and to a very limited extent, SC-U.S. Realty has made investments in companies that are not publicly traded. Typically such an investment has been in a company that does not at the time of investment fulfill the criteria for a strategic investment position.

   As of 31 December 1999 and 1998, SC-U.S. Realty had deployed a total of $165.0 million in securities of Security Capital Group Incorporated ("Security Capital Group"). This amount is made up of an investment of $110.0 million (representing 52,430.9 shares of Class A common stock and $55.0 million aggregate principal amount of 6.5% convertible subordinated debentures due
2016) and an additional $55.0 million (representing 1,964,286 shares of Class B common stock) invested during Security Capital Group's initial public offering in September 1997. On 13 January 2000, the Board of Directors determined that the securities of Security Capital Group should be sold. On 22 February 2000, SC-U.S. Realty sold all the common stock of Security Capital Group, receiving net proceeds of $57.0 million, and on 14 March 2000, SC-U.S. Realty sold all the debentures of Security Capital Group, receiving net proceeds of $39.9 million. As of 31 December 1999, the company carried its entire investment in Security Capital Group securities at $95.8 million, reflecting fair market value on that date.

NOTE 4--ACCOUNTS RECEIVABLE AND OTHER

                                                                At 31 December
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                 (in thousands
                                                                    U.S. $)
Dividends...................................................... $ 6,701 $ 8,162
Receivable from brokers on investments sold....................     --    8,219
Deferred issue costs on Convertible Notes(1)...................   5,354   6,927
Interest.......................................................   3,473     580
Refund of withholding tax......................................     --       97
Other..........................................................       2       4
                                                                ------- -------
                                                                $15,530 $23,989
                                                                ======= =======

--------
(1) Represents the underwriting fees of $7.9 million relating to the issuance of the Convertible Notes (see Note 7). The fees have been deferred and will be fully amortised over a period of five years starting from the issue date of 22 May 1998.

                         SECURITY CAPITAL U.S. REALTY

NOTE 5--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                             At 31 December
                                                         ----------------------
                                                            1999       1998
                                                         ---------- -----------
                                                         (in thousands U.S. $)
Operating advisor fees.................................. $    2,384 $     8,614
Interest payable on Line of Credit......................      1,108         762
Interest payable on Convertible Notes...................      1,068         975
Custodian fees..........................................         70         110
Acquisition of own shares...............................        239         --
Other...................................................      1,164       3,036
                                                         ---------- -----------
                                                         $    6,033 $    13,497
                                                         ========== ===========

NOTE 6--LINE OF CREDIT

   On 30 December 1999, the $400 million unsecured line of credit of the Company, which was guaranteed by HOLDINGS (the "Company Line"), was replaced by the $350 million unsecured line of credit of HOLDINGS, which is guaranteed by the Company (the "new HOLDINGS Line") (both lines referred to herein as the "Lines of Credit").

   In an effort to secure investment-grade credit ratings, on 8 December 1998, SC-U.S. Realty converted its $700 million secured line of credit of HOLDINGS (the "old HOLDINGS Line"), into the Company Line from Commerzbank Aktiengesellschaft and a consortium of European and international banks, of which $262.5 million was drawn and outstanding as of 31 December 1998. SC-U.S. Realty received investment-grade ratings from each of Moody's Investor Service
(Baa3), Standard & Poor's Ratings Services (BBB-) and Duff & Phelps Credit Rating Co. (BBB-). On 30 December 1999 the new HOLDINGS Line was extended for an additional year and reduced to $350 million.

   The earliest date on which the new HOLDINGS Line will expire is 1 December 2001, but SC-U.S. Realty has the right on 1 December 2000 to convert the then outstanding borrowings into a three-year term loan with quarterly amortisation payments to be made over the four-year period, which would effectively extend the final loan payment to 1 December 2003. Borrowings under the new HOLDINGS Line (and the three-year term loan, if applicable) bear interest at (a) the sum of (x) the greater of the federal funds rate plus 0.5% per annum or the United States prime rate and (y) a margin of 0% to 0.85% per annum (based on SC-U.S. Realty's current senior unsecured long-term debt rating) or (b) at SC-U.S. Realty's option, LIBOR plus a margin of 1.00% to 1.85% per annum (also based on SC-U.S. Realty's current senior unsecured long-term debt). Additionally, there is a commitment fee of 0.15% to 0.20% per annum (based on the amount of the line which remains undrawn). All borrowings under the new HOLDINGS Line are subject to covenants that SC-U.S. Realty must maintain at all times, including: (i) unsecured liabilities may not exceed 40% of the market value of a borrowing base of owned securities, (ii) shareholders' equity must exceed the sum of $1.5 billion and 75% of the net proceeds of sales of equity securities thereafter, (iii) a ratio of total liabilities to net worth of not more than 1:1, (iv) a fixed-charge coverage ratio of not less than 1.5:1, (v) an interest-coverage ratio of not less than 2:1 and (vi) secured debt may not exceed 10% of consolidated market net worth. As of 31 December 1999, SC-U.S. Realty was in compliance with these covenants.

   SC-U.S. Realty's total indebtedness under the new HOLDINGS Line as of 31 December 1999 was $239.0 million, and under the Company Line as of 31 December 1998 was $262.5 million.

   Average daily borrowings under the Lines of Credit was $297.9 million for the year ended 31 December 1999. Average daily borrowings under the Company Line and the old HOLDINGS Line was $274.4 million for

                         SECURITY CAPITAL U.S. REALTY
the year ended 31 December 1998. The weighted average interest rates for these same periods were 6.60% per annum and 6.67% per annum, respectively.

NOTE 7--CONVERTIBLE NOTES

                                                              At 31 December
                                                                   1999
                                                           ---------------------
                                                           (in thousands U.S. $)
Convertible Notes proceeds................................       $360,554
Accumulated accretion on Convertible Notes................         25,603
                                                                 --------
                                                                 $386,157
                                                                 ========

   The Company completed a convertible debt offering in May 1998. The Convertible Notes are convertible at the option of the holder at any time prior to maturity at a conversion rate equal to 26.39095 shares (giving effect to the reverse stock split) of the Company, each having a par value of $4.00 (the "Shares"), per $1,000 aggregate principal amount at maturity of the Convertible Notes. Interest is payable semi-annually at the rate of 2.0% per annum on 22 May and 22 November of each year commencing on 22 November 1998. Effective 1 January 1999, the interest rate payable on the Convertible Notes was increased to 2.5% per annum. The 2.5% per annum interest rate was in effect until SC-U.S. Realty listed certain equity securities on the NYSE and registered the Convertible Notes and related equity securities for resale. SC-U.S. Realty completed these steps on 30 July 1999 and as of 1 August 1999, the interest rate on the Convertible Notes was reduced to 2.0% per annum. The Convertible Notes were sold at a discount to their principal amount at maturity and additional interest will accrete at an annual rate of 6.75% less the 2.0% payment, compounded semi-annually, to par by 22 May 2003. The Convertible Notes may be redeemed, in whole or in part, at the option of the Company on or after 23 May 2001 at their accreted value, together with accrued and unpaid interest. Upon a change in control of the Company, each holder of Convertible Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Convertible Notes, in whole or in part, at a purchase price equal to their accreted value, together with accrued and unpaid interest through the repurchase date.

   Conversion of the Convertible Notes would be anti-dilutive for the year ended 31 December 1999.

NOTE 8--ADVISORY AGREEMENT

   SC-U.S. Realty has an advisory agreement with Security Capital U.S. Realty Management S.A. (the "Operating Advisor"), a wholly owned subsidiary of Security Capital Group. This agreement requires the Operating Advisor to provide SC-U.S. Realty with advice with respect to strategy, investments, financing and certain other administrative matters affecting SC-U.S. Realty. The Operating Advisor has agreed to identify tangible capital deployment opportunities in U.S. real estate companies and evaluate such companies' competitive positions, management expertise, strategic direction, financial strength and prospects for long-term sustainable per-share cash flow growth. The Operating Advisor also advises SC-U.S. Realty on obtaining board and committee representation and management rights from strategic investees. The agreement automatically renews for successive two-year periods unless either party gives notice it will not renew. The Operating Advisor subcontracts for certain services through affiliates based in London, United Kingdom and Chicago, Illinois, United States. The Operating Advisor is entitled to an advisory fee, payable monthly in arrears, at an annual rate of 1.25% of the average monthly value of invested assets (excluding investments in Security Capital Group securities and investments of short-term cash and cash equivalents). SC-U.S. Realty pays its own third-party operating and administrative expenses and transaction costs, although the Operating Advisor's fee will be reduced to the extent that third-party operating and administrative expenses (but not transaction costs) exceed 0.25% per annum of the average monthly value of invested assets (excluding investments in Security Capital Group securities and investments of short-term cash and cash equivalents). Such third-party operating and administrative costs as a ratio of the average monthly value of assets were 0.08%, 0.09% and 0.13% for the years ended 31 December 1999, 1998 and 1997, respectively.

                         SECURITY CAPITAL U.S. REALTY

   SC-U.S. Realty pays fees to (i) Banque Internationale a Luxembourg as Administrative Agent, Corporate Agent and Paying Agent, (ii) First European Transfer Agent S.A. as Registrar and Transfer Agent, and (iii) Security Capital European Services S.A. as Domiciliary Agent and Service Agent, in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on SC-U.S. Realty's gross assets.

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

   Under the current United States-Luxembourg tax treaty, the Company believes that HOLDINGS qualifies for a 15% rate of withholding tax on dividends of operating income from the REIT investments currently held by HOLDINGS and from its future REIT investments (if any). The Company also believes that HOLDINGS will qualify for a 15% rate of withholding tax under the proposed United States-Luxembourg tax treaty ratified by the United States on most, if not all, of the REIT investments currently held by HOLDINGS and from future REIT investments (if any). The Company's beliefs are based on the advice of tax counsel and the manner in which management intends to operate the Company. There can be no assurance that these favourable rates will be achieved as to all such investments. These benefits are also dependent on HOLDINGS meeting the "limitations on benefits" test under Article 24 of the proposed new treaty. The tests prescribed by Article 24, particularly in terms of stock ownership requirements, base erosion and publicly traded criteria, are inherently factual in nature. Such tests will only need to be applied to HOLDINGS at a future, and presently indeterminate, point in time and will be dependent on the particular facts at such time. However, management will use its best efforts to ensure that HOLDINGS meets the conditions for claiming the reduced treaty withholding tax rate at the relevant times and the Company currently believes that such conditions will be met.

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

                                                          For the years ended
                                                              31 December
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                         (in thousands U.S. $)
Gross cash interest payments........................... $89,783 $25,262 $15,264
                                                        ======= ======= =======
Capital tax............................................ $ 1,188 $ 1,481 $ 1,285
Withholding tax........................................   3,367     947     572
                                                        ------- ------- -------
                                                        $ 4,555 $ 2,428 $ 1,857
                                                        ======= ======= =======

                         SECURITY CAPITAL U.S. REALTY

NOTE 10--DIRECTORS' SHARE OPTION EQUIVALENTS

   Each of the Company's independent directors has received share option equivalents ("SOE") of 25,000 Shares at strike prices ranging from $17.20 to $28.88 per Share. All grants of SOEs were for services rendered by the Board of Directors subsequent to their grant. A SOE granted prior to 30 June 1998 does not represent a right to purchase Shares from the Company, but a right to receive a restricted cash payment equal to the excess, if any, of the net asset value of 25,000 Shares on the day of exercise over the strike price, which was the net asset value on the date of grant. Such payments must be applied to the purchase of Shares to be issued at net asset value on the date of exercise. SOEs granted after 30 June 1998 do not represent a right to purchase Shares from the Company, but a right to receive a restricted cash payment equal to the excess, if any, of the closing stock price of 25,000 Shares on the day of exercise over the strike price, which was the closing stock price on the date of grant. Such payments must be applied to the purchase of Shares to be issued at the closing stock price on the date of exercise. Directors were granted a vested right to exercise one half of their SOEs immediately, and rights to the balance vest on the fourth anniversary of their issuance. The right to exercise all SOEs expires five years from the date of grant.

                                     For the years ended 31 December
                            ----------------------------------------------------
                                  1999              1998              1997
                            ----------------- ----------------- ----------------
                                     Weighted          Weighted         Weighted
                                     Average           Average          Average
                                     Exercise          Exercise         Exercise
                            Number    Price   Number    Price   Number   Price
                            -------  -------- -------  -------- ------- --------
SOEs outstanding at
 beginning of the year....  150,000   $20.94  125,000   $22.54  100,000  $20.96
SOEs issued...............   25,000    19.60   50,000    17.20   25,000   28.88
SOEs forfeited............  (12,500)   20.00  (12,500)   21.90      --      --
SOEs exercised............  (12,500)   20.00  (12,500)   21.90      --      --
                            -------   ------  -------   ------  -------  ------
SOEs outstanding at end of
 year.....................  150,000   $20.87  150,000   $20.94  125,000  $22.54
                            =======   ======  =======   ======  =======  ======
SOEs currently
 exercisable..............   75,000   $20.87   75,000   $20.94   62,500  $22.54
                            =======   ======  =======   ======  =======  ======

   No SOEs have expired during the years represented above, except for a SOE in respect of 12,500 Shares granted to a director in October 1998 upon his retirement. The retiring director exercised the remaining part of such SOE in respect of 12,500 Shares in September 1999. The Company accrues a liability for the total SOEs granted. Since the SOEs are redeemable in cash, this accrual is adjusted for changes in the Company's net asset value or closing stock price, as the case may be, at each balance sheet date with the resultant change representing a charge (reduction) to administrative expenses for the period in the consolidated statement of operations. The charges were $(256,000), $561,000 and $526,500 for the years ended 31 December 1999, 1998 and 1997, respectively.

                         SECURITY CAPITAL U.S. REALTY

NOTE 11--COMMITMENTS

   SC-U.S. Realty's existing and committed fundings at cost as of 31 December 1999 were as follows:

                                                Total    Total Cost  Amount
                                                Amount    (Amount     to be
                                              Committed  Funded)(1) Funded(1)
                                              ---------- ---------- ---------
                                                   (in thousands U.S. $)
CarrAmerica (NYSE: CRE)...................... $  699,905 $  699,905 $    --
City Center Retail (Private).................    350,232    304,132   46,100(2)
CWS Communities (Private)....................    300,329    236,488   63,841(2)
Regency (NYSE: REG)(3) ......................    759,807    759,807      --
Storage USA (NYSE: SUS)......................    394,362    394,362      --
Urban Growth Property (Private)..............    188,582    188,582      --
Security Capital Group.......................    165,000    165,000      --
Other private investments....................     42,019     42,019      --
                                              ---------- ---------- --------
  Total...................................... $2,900,236 $2,790,295 $109,941
                                              ========== ========== ========

--------
(1) Included in Total Amount Committed.
(2) Represents a contractual obligation.
(3) On 28 February 1999 Regency merged with Pacific Retail. See Note 3A to the Consolidated Financial Statements.

   SC-U.S. Realty's existing and committed fundings at cost as of 31 December 1998 were as follows:

                                                Total    Total Cost  Amount
                                                Amount    (Amount     to be
                                              Committed  Funded)(1) Funded(1)
                                              ---------- ---------- ---------
                                                   (in thousands U.S. $)
CarrAmerica (NYSE: CRE)...................... $  699,851 $  699,851 $    --
City Center Retail (Private).................    350,135    304,035   46,100(2)
CWS Communities (Private)....................    300,329    153,563  146,766(2)
Regency (NYSE: REG)(3) ......................    759,788    759,788      --
Storage USA (NYSE: SUS)......................    394,272    394,272      --
Urban Growth Property (Private)..............    181,082    181,082      --
Security Capital Group.......................    165,000    165,000      --
Other private investments....................     15,275     15,275      --
Public special opportunity positions.........    298,756    298,756      --
                                              ---------- ---------- --------
  Total...................................... $3,164,488 $2,971,622 $192,866
                                              ========== ========== ========

--------
(1) Included in Total Amount Committed.
(2) Represents a contractual obligation.
(3) On 28 February 1999 Regency merged with Pacific Retail. See Note 3A to the Consolidated Financial Statements.

   Capital deployed to additional strategic investment positions, as well as further funding to existing strategic investees, will generally be initially funded with borrowings under the new HOLDINGS Line. These borrowings are expected to be reduced by internally generated free cash flow and the proceeds of future issuances of debt or equity securities.

                         SECURITY CAPITAL U.S. REALTY

NOTE 12--LEGAL RESERVE

   According to Luxembourg law, an annual transfer of 5% of the net profit to a legal reserve is required until this reserve equals 10% of the value of the issued Share capital. No transfer will be made in 2000 as a result of the decrease in net assets resulting from operations for the year ended 31 December 1999.

NOTE 13--REVERSE STOCK SPILT

   On 17 May 1999, SC-U.S. Realty's shareholders approved a one-for-two reverse stock split. The effective date of the reverse stock split was 18 June 1999, when every two shares of SC-U.S. Realty were automatically converted into one share. The shares issued and outstanding as of 31 December 1998 have been restated from 173,123,743 shares to reflect the reverse stock split.

NOTE 14--SHARE REPURCHASE PROGRAMME

   On 5 May 1999, SC-U.S. Realty announced that its Board of Directors had authorised a share repurchase programme of up to $100 million of the Company's shares and on 29 June 1999 the Company announced that its Board of Directors authorised an increase in the Company's share repurchase programme to $200 million. In reviewing the Company's capital allocation strategy, management and the Board of Directors concluded that the complete disconnect between the Company's current public market valuation and the underlying value of the company has created an excellent investment opportunity in comparison to current investment alternatives in the marketplace. As of 31 December 1999, SC-U.S. Realty had repurchased 9,861,435 shares for an aggregate cost of $184.2 million, representing approximately 11.4% of the Company's shares outstanding. The Net Asset Value per-share as of 31 December 1999 has been calculated on 76,700,437 shares.

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Group Incorporated, a Maryland corporation, and the undersigned Directors and officers of Security Capital Group Incorporated, hereby constitutes and appoints William D. Sanders, C. Ronald Blankenship, Thomas G. Wattles, Paul E. Szurek, James C. Swaim, Jeffrey A. Klopf and Edward J. Schneidman its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

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

Date: March 27, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/ William D. Sanders          Chairman, Director and Chief    March 27, 2000
____________________________________  Executive Officer
         William D. Sanders           (Principal Executive
                                      Officer)

       /s/ Paul E. Szurek            Chief Financial Officer         March 27, 2000
____________________________________  (Principal Financial
           Paul E. Szurek             Officer)

       /s/ James C. Swaim            Principal Accounting Officer    March 27, 2000
____________________________________
           James C. Swaim

   /s/ C. Ronald Blankenship         Director, Vice Chairman         March 27, 2000
____________________________________
       C. Ronald Blankenship

      /s/ Samuel W. Bodman           Director                        March 27, 2000
____________________________________
          Samuel W. Bodman

      /s/ Hermann Buerger            Director                        March 27, 2000
____________________________________
          Hermann Buerger

    /s/ John P. Frazee, Jr.          Director                        March 27, 2000
____________________________________
        John P. Frazee, Jr.

  /s/ Cyrus F. Freidheim, Jr.        Director                        March 27, 2000
____________________________________
      Cyrus F. Freidheim, Jr.

     /s/ H. Laurance Fuller          Director                        March 27, 2000
____________________________________
         H. Laurance Fuller

        /s/ Ray L. Hunt              Director                        March 27, 2000
____________________________________
            Ray L. Hunt

     /s/ John T. Kelley III          Director                        March 27, 2000
____________________________________
         John T. Kelley III

     /s/ Peter S. Willmott           Director                        March 27, 2000
____________________________________
         Peter S. Willmott

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

  Exhibit
    No.                         Document Description
  -------                       --------------------
  3.1      Security Capital Articles of Amendment and Restatement
           (incorporated by reference to Exhibit 4.1 to Security
           Capital's registration statement on Form S-11 (File No. 333-
           26037))

  3.2      Security Capital Articles Supplementary--Series B Cumulative
           Convertible Redeemable Voting Preferred Stock (incorporated by reference to Exhibit 3 to Security Capital's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)

  3.3 Security Capital Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to Security Capital's Registration
           Statement on Form S-11 (File No. 333-26037))

  3.4      Bylaw Amendments (incorporated by reference to Exhibit 3.1 to
           Security Capital's Current Report on Form 8-K, dated December
           10, 1998)

  3.5      Bylaw Amendments (incorporated by reference to Exhibit 3.1 to
           Security Capital's Current Report on Form 8-K, dated December
           9, 1999)

  4.1      Rights Agreement, dated as of April 21, 1997, between Security
           Capital and The First National Bank of Boston, as rights
           Agent, including form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

  4.2 Form of stock certificate for shares of Class A common stock of Security Capital (incorporated by reference to Exhibit 4.4 to Security Capital's registration statement on Form S-11
           (File No. 333-26037))

  4.3 Form of stock certificate for shares of Class B common stock of Security Capital (incorporated by reference to Exhibit 4.5 to Security Capital's registration statement on Form S-11
           (File No. 333-26037))

  4.4      Form of 6.50% Convertible Subordinated Debentures due March
           29, 2016 (incorporated by reference to Exhibit 4.7 to Security
           Capital's registration statement on Form S-11 (File No. 333-
           26037))

  4.5      Exchange Agreement and Registration Rights Agreement, dated
           May 7, 1998, between Security Capital and Commerzbank
           Aktiengesellschaft, Grand Cayman Branch (incorporated by reference to Exhibits 4.1 and 4.2 to Security Capital's
           Quarterly Report on Form 10-Q for the quarterly period ended
           March 31, 1998)

  4.6      Indenture, dated June 18, 1998, from Security Capital to State
           Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to Security Capital's registration statement on Form S-4 (File No. 333-61401))

  4.7 Form of 6.95% Exchange Notes due 2005 (incorporated by reference to Exhibit 4.2 to Security Capital's registration statement on Form S-4 (File No. 333-61401))

  4.8 Form of 7.15% Exchange Notes due 2007 (incorporated by reference to Exhibit 4.3 to Security Capital's registration statement on Form S-4 (File No. 333-61401))

  4.9 Form of 7.70% Exchange Notes due 2028 (incorporated by reference to Exhibit 4.4 to Security Capital's registration statement on Form S-4 (File No. 333-61401))

  4.10     Indenture, dated as of November 16, 1998, from Security
           Capital to State Street Bank and Trust Company, as trustee
           (incorporated by reference to Exhibit 4.10 to Security
           Capital's Annual Report on Form 10-K for the year ended
           December 31, 1998)


  Exhibit
    No.                         Document Description
  -------                       --------------------
  4.11     Resolution of the Board of Directors of Security Capital
           adopted November 16, 1998, pursuant to Section 301 of the
           Indenture, dated as of November 16, 1998, from Security
           Capital to State Street Bank and Trust Company, as trustee
           (incorporated by reference to Exhibit 4.11 to Security
           Capital's Annual Report on Form 10-K for the year ended
           December 31, 1998)

  4.12 Form of Fixed Rate Note under the Indenture, dated as of November 16, 1998, from Security Capital to State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.12 to Security Capital's Annual Report on Form 10-K for the year ended December 31, 1998)

  4.13 Form of Floating Rate Note under the Indenture, dated as of November 16, 1998, from Security Capital to State Street Bank and Trust, as trustee (incorporated by reference to Exhibit
           4.13 to Security Capital's Annual Report on Form 10-K for the year ended December 31, 1998)

 10.1 Investor Agreement, dated as of October 17, 1996, by and between Homestead and Security Capital (incorporated by reference to Exhibit 10.2 to Homestead's Quarterly Report on
           Form 10-Q for the quarterly period ended September 30, 1996)

 10.2      Amendment No. 1 to Investor Agreement, dated as of April 5,
           1999 by and between Homestead and Security Capital
           (incorporated by reference to Exhibit 99.1 to Homestead Form
           8-K, dated April 14, 1999)

 10.3      Third Amended and Restated Investor Agreement, dated September
           9, 1997, between Archstone and Security Capital (incorporated by reference to Exhibit 10.2 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

 10.4      Third Amended and Restated Investor Agreement, dated September
           9, 1997, between ProLogis and Security Capital (incorporated by reference to Exhibit 10.3 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

 10.5      Administrative Services Agreement, dated as of October 17,
           1996, between Homestead and Security Capital (incorporated by reference to Exhibit 10.11 to Homestead's Quarterly Report on
           Form 10-Q for the quarterly period ended September 30, 1996)

 10.6 Administrative Services Agreement, dated September 9, 1997, between Archstone and Security Capital (incorporated by reference to Exhibit 10.5 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

 10.7 Administrative Services Agreement, dated September 9, 1997, between ProLogis and Security Capital (incorporated by reference to Exhibit 10.6 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

 10.8      Advisory Agreement dated July 1, 1997, between Security
           Capital U.S. Realty, Security Capital Holdings, S.A. and
           Security Capital (EU) Management S.A. (incorporated by reference to Exhibit 10.21 to Security Capital's registration statement on Form S-11 (File No. 333-26037))

 10.9      Credit Agreement, dated as of June 5, 1998, among Security
           Capital and Chase Bank of Texas, National Association, and
           Wells Fargo Bank, National Association, as agents for the financial institutions identified therein (incorporated by reference to Exhibit 10.1 to Security Capital's registration statement on Form S-4 (File No. 333-61401))

 10.10     Form of Indemnification Agreement entered into between
           Security Capital and each of its directors and officers
           (incorporated by reference to Exhibit 10.26 to Security
           Capital's registration statement on Form S-11 (File No. 333-
           26037))


  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.11     Security Capital Group Incorporated 1998 Long-Term Incentive
           Plan (incorporated by reference to Exhibit 10.11 to Security
           Capital's Annual Report on Form 10-K for the year ended
           December 31, 1998)

 10.12 1996 Security Capital Outside Directors Plan (incorporated by reference to Exhibit 10.27 to Security Capital's Registration
           Statement on Form S-11 (File No. 333-26037))

 10.13 Security Capital 1995 Option Plan (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.28 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))
 10.14 Security Capital Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.29 to Form S-11 to Security
           Capital's Registration Statement on Form S-11 (File No.
           333-26037)

 10.15 Security Capital 1991 Option Plan A (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.30 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.16 Security Capital 1991 Option Plan B (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.31 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.17 Security Capital 1992 Option Plan A (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.32 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.18 Security Capital 1992 Option Plan B (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.33 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.19 Security Capital Realty Investors 1991 Option Plan A (as amended and restated effective December 3, 1996) (incorporated by reference to Exhibit 10.34 to Security Capital's
           Registration Statement on Form S-11 (File No. 333-26037))

 10.20 Security Capital Realty Investors 1991 Option Plan B (as amended and restated effective December 3, 1996) (incorporated by reference to Exhibit 10.35 to Security Capital's
           Registration Statement on Form S-11 (File No. 333-26037))

 10.21 Form of Secured Promissory Note from certain executive officers to Security Capital (incorporated by reference to Exhibit 10.36 to Security Capital's Registration Statement on
           Form S-11 (File No. 333-26037))

 10.22 Purchase and Sale Agreement, dated as of August 12, 1999, between Security Capital and Strategic Hotel Capital
           Incorporated (incorporated by reference to Exhibit 10.22 to Security Capital's Current Report on Form 8-K, dated September
           10, 1999)

 10.23     First amendment to credit agreement dated as of October 15,
           1998, by and among Security Capital Group Incorporated, the financial institutions party thereto and, Chase Bank of Texas,
           National Association, as Documentation Agent and Wells Fargo
           Bank, National Association, as Agent (incorporated by
           reference to Exhibit 10.1 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended March 31,
           1999)

 10.24 Second amendment to credit agreement dated as of April 13, 1999, by and among Security Capital Group Incorporated, the financial institutions party thereto and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Security Capital's Quarterly Report on Form
           10-Q for the quarterly period ended March 31, 1999)

 10.25     Change in Control Agreement, dated as of May 18, 1999, between
           Security Capital Group Incorporated and William D. Sanders
           (incorporated by reference to Exhibit 10.2 to Security
           Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)


  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.26     Change in Control Agreement, dated as of May 18, 1999, between
           Security Capital Group Incorporated and C. Ronald Blankenship
           (incorporated by reference to Exhibit 10.3 to Security
           Capital's Quarterly Report on Form 10-Q for the quarterly
           period ended September 30, 1999)

 10.27     Change in Control Agreement, dated as of May 18, 1999, between
           Security Capital Group Incorporated and Thomas G. Wattles
           (incorporated by reference to Exhibit 10.4 to Security
           Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

 10.28     Change in Control Agreement, dated as of May 18, 1999, between
           Security Capital Group Incorporated and Anthony R. Manno Jr.
           (incorporated by reference to Exhibit 10.5 to Security
           Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

 10.29     Change in Control Agreement, dated as of May 18, 1999, between
           Security Capital Group Incorporated and Donald E. Suter
           (incorporated by reference to Exhibit 10.6 to Security
           Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

 12.1      Computation of Ratio of Earnings to Fixed Charges

 12.2      Computation of Ratio of Earnings to Combined Fixed Charges and
           Preferred Share Dividends

 21        Subsidiaries of Security Capital

 23.1      Consent of Arthur Andersen LLP

 23.2      Consent of Arthur Andersen LLP

 23.3      Consent of KPMG LLP

 23.4      Consent of KPMG AB

 23.5      Opinion of KPMG AB

 23.6      Consent of KPMG LLP

 23.7      Opinion of KPMG LLP

 23.8      Consent of PricewaterhouseCoopers S.a.r.l.

 23.9      Consent of PricewaterhouseCoopers S.a.r.l.

 23.10     Opinion of PricewaterhouseCoopers S.a.r.l.

 24        Power of Attorney (included at page 178)

 27.1      Financial Data Schedule--Year Ended December 31, 1999

 27.2      Financial Data Schedule--Year Ended December 31, 1998