Form 10-Q
period 2000-03-31
SECURITY CAPITAL GROUP INC/
filed 2000-05-15
CIK 923687

================================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
Yes   X       No____

    The number of shares outstanding of the Registrant's common stock as of
                              April 30, 2000 was:

            Class A Common Shares, $.01 par value - 1,172,030 shares
            Class B Common Shares, $.01 par value - 49,162,590 shares
================================================================================

                       SECURITY CAPITAL GROUP INCORPORATED

                                      INDEX


                                                                         Page
                                                                       Number(s)
                                                                       ---------
PART I.  Financial Information

  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets - March 31, 2000 (unaudited) and
              December 31, 1999...........................................   1

          Consolidated Statements of Operations and Comprehensive Income -
              Three months ended March 31, 2000 and 1999 (unaudited)......   2

          Consolidated Statement of Shareholders' Equity - Three months
              ended March 31, 2000 (unaudited)............................   4

          Consolidated Statements of Cash Flows - Three months ended
              March 31, 2000 and 1999 (unaudited).........................   5

          Notes to Consolidated Financial Statements (unaudited)...........  7

          Report of Independent Public Accountants.........................  19

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................  20

  Item 3. Quantitative and Qualitative Disclosure About Market Risk........  29


PART II.  Other Information

  Item 1. Legal Proceedings ...............................................  29

  Item 6. Exhibits and Reports on Form 8-K.................................  30

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      March 31,      December 31,
                                                                                        2000            1999
                                                                                     -----------     ------------
                                         ASSETS                                      (unaudited)
Investments, at equity:
       Archstone Communities Trust                                                   $   821,408     $    826,957
       ProLogis Trust                                                                    581,609          591,449
       Security Capital European Realty                                                  407,908          419,039
       Security Capital Preferred Growth Incorporated                                     76,725           75,504
       Security Capital U.S. Realty                                                      719,435          746,449
       SC-US Real Estate Shares                                                           24,915             --
                                                                                     -----------     ------------
                                                                                       2,632,000        2,659,398
                                                                                     -----------     ------------
Real estate, less accumulated depreciation                                             1,061,136        1,073,474
Investments in publicly traded real estate securities, at market value                     9,984           10,505
SC-US Real Estate Shares, at market value                                                     --           49,466
                                                                                     -----------     ------------
                Total real estate investments                                          3,703,120        3,792,843
Cash and cash equivalents                                                                  8,778           30,567
Deferred income taxes                                                                      2,541               --
Other assets                                                                             128,040          133,741
                                                                                     -----------     ------------
                Total assets                                                         $ 3,842,479     $  3,957,151
                                                                                     ===========     ============


              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Lines of credit                                                               $   196,649     $    216,349
       Mortgage and construction notes payable                                           241,245          237,356
       Long-term debt                                                                    699,624          699,606
       Convertible debentures                                                            272,252          278,951
       Capital lease obligation                                                          139,929          140,854
       Accounts payable and accrued expenses                                             103,436           96,300
       Deferred income taxes                                                                  --           12,225
                                                                                     -----------   --------------
                Total liabilities                                                      1,653,135        1,681,641

Minority interests                                                                        69,775           94,723

Shareholders' Equity:
       Class A Common  Shares,  $.01 par value;  20,000,000  shares  authorized;
           1,193,251 and 1,218,411 shares issued and outstanding in
           2000 and 1999, respectively                                                        12               12
       Class B Common Shares, $.01 par value; 229,537,385 shares authorized;
           50,292,181 and 52,695,620 shares issued and outstanding in
           2000 and 1999, respectively                                                       503              527
       Series B Preferred Shares, $.01 par  value;  257,642  shares  issued  and outstanding in 2000 and 1999; stated liquidation preference of $1,000
           per share                                                                     257,642          257,642
       Additional paid-in capital                                                      2,246,913        2,308,274
       Accumulated other comprehensive income (loss)                                     (24,218)         (12,020)
       Accumulated deficit                                                              (361,283)        (373,648)
                                                                                     -----------   --------------
                Total shareholders' equity                                             2,119,569        2,180,787
                                                                                    -----------   ---------------
                Total liabilities and shareholders' equity                           $ 3,842,479   $    3,957,151
                                                                                     ===========   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ---------------------------
                                                                                          2000              1999
                                                                                        ---------         ---------
INCOME:
Equity in earnings (loss) of:
       Archstone Communities Trust                                                      $  15,449         $  14,586
       ProLogis Trust                                                                      13,822             1,005
       Security Capital European Realty                                                       679              (408)
       Security Capital Preferred Growth Incorporated                                       2,278            (4,030)
       Security Capital U.S. Realty                                                           519           (77,966)
       Strategic Hotel Capital Incorporated                                                    --             5,248
       SC-US Real Estate Shares                                                             1,173                --
Realized capital gains (losses)                                                              (259)              412
Change in unrealized gain or loss on investments                                             (255)               87
Financial Services Division revenues from related parties                                  20,191            19,180
Property revenue                                                                           61,860            49,467
Other income, net                                                                           1,545            (1,401)
                                                                                        ---------         ---------
                                                                                          117,002             6,180
                                                                                        ---------         ---------
EXPENSES:
Financial Services Division expenses                                                       15,824            19,992
General, administrative and other expenses                                                  9,171            16,018
Depreciation and amortization                                                              11,922            11,053
Interest expense                                                                           31,787            31,018
Property expenses                                                                          27,720            23,641
                                                                                        ---------         ---------
                                                                                           96,424           101,722
                                                                                        ---------         ---------
Earnings (loss) from operations                                                            20,578           (95,542)

Provision for income tax benefit (expense):
   Current                                                                                 (3,394)           (4,220)
   Deferred                                                                                   787            34,916
                                                                                        ---------         ---------
Total income tax benefit (expense)                                                         (2,607)           30,696
   Minority interests in net (earnings) loss of subsidiaries                               (1,097)            1,790
                                                                                        ---------         ---------
Earnings (loss) before change in accounting principle                                      16,874           (63,056)
   Change in accounting principle - cumulative effect on prior years of expensing costs of start-up activities, net of
     minority interest of $4,297                                                               --            16,136
                                                                                        ---------         ---------
Net earnings (loss)                                                                        16,874           (79,192)
   Less Preferred Share dividends                                                          (4,509)           (4,509)
                                                                                        ---------         ---------
Net earnings (loss) attributable to common shares                                       $  12,365         $ (83,701)
                                                                                        =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      COMPREHENSIVE INCOME - (Continued)
                     (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                        2000          1999
                                                                                      --------     ---------
Net earnings (loss) attributable to common shares                                     $ 12,365     $ (83,701)
Other comprehensive income (loss):
   Foreign currency translation adjustments                                            (12,198)      (16,655)
                                                                                      --------     ---------
Comprehensive income (loss)                                                           $    167     $(100,356)
                                                                                      ========     ==========


Weighted-average Class B common shares outstanding:
       Basic                                                                           110,055       120,438
                                                                                      ========     =========
       Diluted                                                                         111,070       120,438
                                                                                      ========     =========

Earnings (loss) per share:
       Basic earnings (loss) before change in accounting principle                    $   0.11     $   (0.56)
       Change in accounting principle - cumulative effect of
         expensing costs of start-up activities                                             --         (0.13)
                                                                                      --------     ---------
       Basic net earnings (loss) attributable to common shares                        $   0.11     $   (0.69)
                                                                                      ========     =========

       Diluted earnings (loss) before change in accounting principle                  $   0.11     $   (0.56)
       Change in accounting principle - cumulative effect of
         expensing cost of start-up activities                                              --         (0.13)
                                                                                      --------     ---------
       Diluted net earnings (loss) attributable to common shares                      $   0.11     $   (0.69)
                                                                                      ========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2000
                          (In thousands, except shares)
                                   (Unaudited)



                                              Common Stock
                                 ------------------------------------  Series B               Accumulated
                                        Class A           Class B      Preferred                 Other
                                 ------------------ -----------------  Stock at   Additional Comprehensive                Total
                                   Shares     Par     Shares     Par  Liquidation  Paid-in      Income     Accumulated Shareholders'
                                 Outstanding Value  Outstanding Value    Value     Capital      (loss)       Deficit      Equity
                                 ----------- -----  ----------- ----- ----------- ---------- ------------- ----------- ------------
Balances at December 31, 1999      1,218,411 $  12   52,695,620  $527 $   257,642 $2,308,274  $   (12,020) $ (373,648)  $ 2,180,787
 Conversion  of  Class A Shares
  to Class B Shares                   (9,642)   --      482,121     5          --         (5)          --          --            --
 Conversion of 2016 Convertible
  Debentures                              --    --        4,064    --          --         94           --          --            94
 Share repurchase program            (16,408)   --   (2,890,500)  (29)         --    (47,305)          --          --       (47,334)
 Issuance of Shares, net                 890    --          876    --          --       (389)          --          --          (389)
 Net earnings                             --    --           --    --          --         --           --      16,874        16,874
 Series B Preferred Share
       dividends                          --    --           --    --          --         --           --      (4,509)       (4,509)
 Effect of affiliate's sale of
       Shares, net of taxes               --    --           --    --          --    (13,756)          --          --       (13,756)
 Foreign currency translation
       adjustments                        --    --           --    --          --         --      (12,198)         --       (12,198)
                                   ---------  ----   ----------  ---- ----------- ----------   ----------   ---------   -----------
Balances at March 31, 2000         1,193,251  $ 12   50,292,181  $503 $   257,642 $2,246,913   $  (24,218)  $(361,283)  $ 2,119,569
                                   =========  =====  ==========  ==== =========== ==========   ==========   =========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended,
                                                                                       March 31,
                                                                                ------------------------
                                                                                  2000            1999
                                                                                ---------       --------
Operating Activities:
       Net earnings (loss)                                                      $  16,874       $(79,192)
       Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
           Deferred income tax benefit                                               (787)       (34,916)
           Minority interests                                                       1,097         (1,790)
           Cumulative effect on prior years of expensing costs of
             start-up activities, net of minority interests                           --          16,136
           Equity in (earnings) loss of unconsolidated investees                  (33,920)        64,835
           Distributions from unconsolidated investees                             39,373         37,324
           Change in unrealized gain or loss on investments                           255             87
           Depreciation and amortization                                           11,922         11,053
           Other                                                                      496            538
       (Increase) decrease in other assets                                          2,640         (1,933)
       Increase in accounts payable and accrued expenses                            7,145          8,271
       Net operating cash flows of SC-US Real Estate Shares                            --          2,632
                                                                                ---------        -------
                Net cash flows provided by operating activities                    45,095         23,045
                                                                                ---------        -------
Investing Activities:
       Real estate investments                                                     (7,723)       (51,692)
       Proceeds from sale of land                                                   9,996             --
       Redemptions from (investments in):
           Security Capital U.S. Realty                                                --        (1,685)
           SC-US Real Estate Shares                                                 1,250             --
       Other                                                                          322          3,342
       Net investing cash flows of SC-US Real Estate Shares                            --         26,538
                                                                                ---------        -------
                Net cash flows provided by (used in) investing activities           3,845        (23,497)
                                                                                ---------        -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                             -------------------------
                                                                                2000           1999
                                                                             ----------     ----------
Financing Activities:
       Proceeds from lines of credit                                         $   95,000     $   68,930
       Payments on lines of credit                                             (114,700)      (133,710)
       Proceeds from long-term debt offerings                                        --         85,317
       Proceeds from mortgage notes                                               3,889             --
       Payments on capital leases                                                  (924)      (122,028)
       Proceeds from issuance of common shares, net                                (389)            --
       Repurchase of common shares                                              (47,334)            --
       Sale of real estate, net                                                      --        127,262
       Preferred dividends paid                                                  (4,509)        (4,509)
       Debt issuance costs                                                       (1,419)        (3,194)
       Other                                                                       (343)        (1,310)
       Net financing cash flows of SC-US Real Estate Shares                          --          1,481
                                                                             ----------      ---------
                Net cash flows provided by (used in) financing activities       (70,729)        18,239
                                                                             ----------      ---------
Net increase (decrease) in cash and cash equivalents                            (21,789)        17,787
Cash and cash equivalents, beginning of period                                   30,567         13,209
                                                                             ----------      ---------
Cash and cash equivalents, end of period                                     $    8,778      $  30,996
                                                                             ==========      =========
Non-Cash Investing and Financing Activities:
       Conversion of 2016 Convertible Debentures                             $       94      $   1,513
                                                                             ==========      =========
       Increase in property and equipment and lease obligation
          from capital lease                                                 $       --      $ 145,000
                                                                             ==========      =========
       Effect of affiliates sale of Shares                                   $   13,756      $      --
                                                                             ==========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      General

         Security Capital Group Incorporated ("Security Capital") is a global real estate research, investment and operating management company. Its strategy is to create the optimal organization to hold significant ownership positions in real estate operating companies that generate substantial internal growth and third-party service income and are able to become market leaders by creating brand value. Security Capital operates its business through two divisions. The Capital Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts ("REITs") and real estate operating companies. The Capital Division generates earnings principally from its ownership of these affiliates (see note 2). The Financial Services Division generates fees principally from capital management and capital markets activities. In addition, corporate services and research services are provided which enable Security Capital and its affiliates to consolidate certain activities to benefit from economies of scale. Security Capital is a Maryland corporation.

         The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees, which include BelmontCorp ("Belmont"), Homestead Village Incorporated ("Homestead") and Security Capital European Real Estate Shares ("SC-European Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 2000, minority interest relates mainly to Homestead.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1999 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2000 presentation. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

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

         The consolidated financial statements of Security Capital as of March 31, 2000, are unaudited and, pursuant to the rules of the Securities and Exchange Commission ("SEC"), certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1999 audited consolidated financial statements contained in Security Capital's 1999 Annual Report on Form 10-K.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Restatement of prior period results:

         In the fourth quarter of 1999, the Board of Directors of Security Capital European Realty ("SC-European Realty") approved a change in operating strategy by determining to retain, in general, at least an 80% interest in its investees and by becoming more active in the day-to-day operations of its investees.

         As a result of this change in strategy, SC-European Realty has changed its basis of accounting from fair value accounting to historical cost accounting. Under generally accepted accounting principles ("GAAP"), such a change in accounting requires a restatement of all prior periods so that the results of those periods are reported as if this change had been made retroactive to the entity's inception. Accordingly, Security Capital has restated its March 31, 1999, consolidated financial statements.

         Security Capital accounts for its investment in SC-European Realty by the equity method. The impact of this restatement on Security Capital's financial statements for the three months ended March 31, 1999, is as follows (in thousands, except per share data):

                                          As Previously
                                            Reported           Restated
                                          -------------       ----------
     Consolidated Statement of Operations
      and Comprehensive Income:
       Revenues, including equity in
        earnings (loss)                   $     (10,072)      $    6,180
       Loss from operations                    (111,794)         (95,542)
       Net loss attributable to
        common shares                           (94,131)         (83,701)

       Basic loss per Class B Share       $       (0.78)      $    (0.69)
       Diluted loss per Class B Share     $       (0.78)      $    (0.69)

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)      Real Estate Investments

         Security Capital holds the following investments at March 31, 2000 and December 31, 1999:

                                                                                            Security Capital's
                                                                                              Net Investments
                                                                 % Ownership as of        (Redemptions) for the
                                                             -------------------------      Three Months Ended
                                                              March 31,  December 31,         March 31, 2000
         Investment                   Type of Entity           2000          1999             (in thousands)
---------------------------        ---------------------     ---------- --------------    ---------------------
EQUITY-METHOD INVESTEES:
Archstone Communities Trust         Apartment REIT                39.2%          39.2%               --
  ("Archstone")                     (publicly traded)

ProLogis Trust                      Industrial REIT               30.7%          30.8%               --
  ("ProLogis")                      (publicly traded)

SC- European Realty                 Global real estate            34.6%          34.6%                11
                                    investments
                                    (private entity)

Security Capital Preferred Growth   Convertible security           9.3%           9.3%               266
  Incorporated                      investments in real
  ("SC- Preferred Growth")          estate companies
                                    (private REIT)

Security Capital U.S. Realty        U.S. real estate              40.6%          39.6%                --
  ("SC-U.S. Realty")                investments
                                    (publicly traded)

Security Capital U.S. Real Estate   U.S. real estate              41.9%          51.6%            (1,250)
  Shares                            securities fund
  ("SC-US Real Estate Shares")(a)   (mutual fund)

CONSOLIDATED INVESTEES:
Belmont                             Senior assisted living         100%           100%             5,595
                                    (private entity)

Homestead                           Extended-stay lodging         87.0%          87.0%                63
                                    (publicly traded)

SC-European Real Estate Shares      European real                 99.7%          99.4%                --
                                    estate securities fund
                                    (mutual fund)

(a) During the quarter ended March 31, 2000, Security Capital's ownership in SC-US Real Estate Shares fell below 50%. As a result, Security Capital's investment in SC-US Real Estate Shares is now being accounted for under the equity method in 2000.

                        SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Security Capital received dividends and interest (Strategic Hotel only in 1999) from its investees as follows (in thousands, except per share amounts):

                                                                                       Dividend Amount Per
                                                    Dividends Received                   Investee Share
                                                    Three Months Ended                 Three Months Ended
                                                         March 31,                          March 31,
                                                   ----------------------              -----------------------
                                                     2000          1999                  2000           1999
                                                   --------      --------              --------       --------
Dividends:
         Archstone                                 $ 20,998      $ 20,180              $ 0.3850       $ 0.3700
         ProLogis                                    16,718        15,884                0.3350         0.3183
         SC-European Real Estate Shares                  --            34                    --         0.0348
         SC-Preferred Growth                          1,323         1,260                0.3350         0.3200
         SC-US Real Estate Shares                       334           700                0.1249         0.1199
                                                   --------      --------
                                                     39,373        38,058
                                                   --------      --------
Interest:
         Strategic Hotel                                 --         3,271
                                                   --------      --------
                                                   $ 39,373      $ 41,329
                                                   ========      ========

     Presented below is summarized earnings information for Security Capital's equity-method investees for the three months ended March 31, 2000 and 1999 (in thousands):

Historical cost accounting investees:

                                                                                             SC-European        Strategic
                                                  Archstone            ProLogis(a)             Realty             Hotel
                                            --------------------  --------------------  ---------------------   ---------
                                               2000       1999      2000       1999       2000       1999(b)      1999(c)
                                            ---------  ---------  ---------  ---------  ---------  ----------   ---------
Revenues                                    $ 177,016  $ 161,387  $ 162,992  $ 102,049  $  42,482  $   26,018   $ 166,934
Net earnings before extraordinary items
  and change in accounting principle           45,885     44,649     59,343     15,935      1,964      (1,181)      6,496
Net earnings attributable to common shares
  before change in accounting principle        39,454     37,845     44,938      2,490      1,964      (2,099)      6,496
Security Capital share of net earnings
  before change in accounting principle        15,449     14,586     13,822      1,005        679        (408)      1,977
Security Capital interest income from
  affiliate                                         -          -          -        -            -           -       3,271

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Fair Value accounting investees:


                                                                    SC-US Real
                                                                      Estate
                                            SC-Preferred Growth      Shares(d)            SC-U.S. Realty
                                          -----------------------   ----------     -------------------------
                                             2000         1999         2000          2000           1999
                                          ---------     ---------   ----------     ----------     ----------
Net investment income                     $  13,285     $  13,096   $      788     $   16,507     $   13,151
Realized gains (losses) on investments       (2,650)      (12,332)        (411)       (83,556)           580
Increase (decrease) in market value
 of investments                              13,862       (41,882)       2,337         68,639       (236,666)
Adjusted net earnings (loss)(e)              24,497       (41,118)       2,714          1,590       (222,828)
Security Capital share of adjusted
 net earnings (loss)                          2,278        (4,030)       1,173            519        (77,966)


(a) Results for 2000 include Meridian Industrial Trust, Inc. for a full quarter. Meridian was acquired by ProLogis on March 30, 1999.
(b)  1999 amounts have been restated as discussed in Note 1.
(c) On September 10, 1999, Security Capital sold its entire ownership position in Strategic Hotel.
(d) During the quarter ended March 31, 2000, Security Capital's ownership in SC-US Real Estate Shares fell below 50%. As a result, Security Capital's investment in SC-US Real Estate Shares is now being accounted for under the equity method.
(e) SC-U.S. Realty's earnings are adjusted to exclude its realized losses on sale of Security Capital securities in 2000 and to exclude unrealized losses on its investment in Security Capital in 1999.


(3)      Financial Services Division

         Financial Services Division revenues were earned from the following sources (in thousands):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ------------------------
                                                                                  2000            1999
                                                                                --------         -------
         Capital Markets Group                                                  $  3,013             900
         Global Capital Management Group                                          14,185          14,254
         Corporate Services Group                                                  4,124           5,512
         Real Estate Research Group                                                  110             229
                                                                                --------       ---------
                Total Financial Services Division revenues                        21,432          20,895
         Less amounts eliminated in consolidation                                 (1,241)         (1,715)
                                                                                --------       ---------
         Consolidated Financial Services Division
            revenue from related parties                                        $ 20,191       $  19,180
                                                                                ========       =========

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(4)      Segment Reporting

         Security Capital operates its business based on two reportable segments. These segments are managed separately due to the nature of their operations. The first segment, the Capital Division, records revenues by reporting its pro-rata share of its investees' earnings before depreciation, amortization and deferred taxes ("EBDADT") and the second segment, the Financial Services Division, records revenues based on the services provided to its customers and includes all revenues received from affiliates. These segments are described in notes 2 and 3 above.

         Presented below is a Statement of EBDADT by reportable segment (in thousands):

                                                   Three Months Ended,
                                                        March 31,
                                                --------------------------
                                                  2000             1999
                                                --------         ---------
Capital Division:
  Equity in Investees' EBDADT(1)                $ 91,611         $  84,027
  Interest and other income                          790               441
                                                --------         ---------
                                                  92,401            84,468
                                                --------         ---------
  Operating expenses(2)                            5,401             8,213
  Interest expense                                20,486            19,831
  Current income tax expense                       3,146             3,869
  Convertible preferred share dividends            4,509             4,509
                                                --------         ---------
      Capital Division EBDADT(3)                  58,859            48,046
                                                --------         ---------

Financial Services Division:
  Revenues                                        21,432            20,895
  Operating expenses(2)                           16,617            19,838
  Current income tax expense                         224               351
                                                --------         ---------
      Financial Services Division EBDADT           4,591               706
                                                --------         ---------

EBDADT before special items                       63,450            48,752
   Realized losses                                  (794)               (6)
   Homestead special credit(4)                     1,673                --
                                                --------         ---------
EBDADT                                          $ 64,329         $  48,746
                                                ========         =========

(1) 1999 equity in Capital Division EBDADT has been restated to conform 1999 results with the new definition of Funds From Operations, which was revised by the National Association of Real Estate Investment Trusts effective January 1, 2000. In addition, SC-U.S. Realty restated its first quarter results to reflect discontinued operations at one of its investees.
(2) Included in operating expenses are allocations of general and administrative expenses to each division based on revenues. Prior to such allocation, Capital Division expenses were $1,561 in 2000 and $2,492 in 1999, Financial Services Division expenses were $14,398 in 2000 and $19,106 in 1999 and general and administrative expenses were $6,059 in 2000 and $6,453 in 1999.
(3) For purposes of calculating Capital Division EBDADT, Security Capital applies all interest expense, preferred share dividends and similar charges for invested capital to the Capital Division. Capital Division operating expenses include the direct costs of personnel assigned to the Capital Division plus a proportionate share of general and administrative costs based on revenues.
(4) The special credit in the first quarter of 2000 represents the excess of the Homestead's 1999 original special charge over current estimates. In the second quarter of 1999, Homestead recorded a special charge for land write-downs, employee severance and other expenses related to terminating its development program.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Presented below is a reconciliation of net earnings (loss) to EBDADT (in thousands):

                                                    Three Months Ended,
                                                          March 31,
                                                   ---------------------
                                                     2000         1999
                                                   -------      --------
Net earnings (loss) attributable
  to common shares                                 $12,365      $(83,701)

Investee reconciling items:
  Real estate depreciation                          42,397        48,157
  Gain on sale of depreciated property              (3,287)       (2,505)
  Unrealized gains, including foreign
    currency                                         2,796        95,825
  EBDADT, net of dividends from strategic
    investees of SC-U.S. Realty                      9,361         7,840
  Other                                              2,399         2,093
                                                   -------      --------
                                                    53,666       151,410
                                                   -------      --------

Security Capital reconciling items:
  Deferred tax benefit                                (787)      (34,916)
  Change in accounting principle                        --        16,136
  Other                                               (915)         (183)
                                                   -------      --------
                                                    (1,702)      (18,963)
                                                   -------      --------
Total EBDADT                                       $64,329      $ 48,746
                                                   =======      ========

(5)  INDEBTEDNESS

     Lines of Credit:

         A summary of the lines of credit borrowings as of March 31, 2000, is as follows (in thousands):

                                              Security
                                              Capital    Homestead   Combined
                                              --------   ---------   --------
         Total lines of credit                $470,000   $ 110,000   $580,000
         Borrowings outstanding at March 31    115,700      80,949    196,649


         At March 31, 2000, Security Capital had a $470,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Borrowings accrued interest at LIBOR plus a margin (1.30% as of March 31, 2000), based upon Security Capital's credit rating, or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). The agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. Commitment fees on the line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty Incorporated ("SC Realty") and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

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

         On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110,000,000 of total borrowings of which $35,000,000 is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow and requires maintenance of financial ratio and coverage covenants.

         Each  line  of  credit  requires   maintenance  of  certain   financial
covenants. Security Capital, SC Realty, SC Realty Shares Limited and Homestead were in compliance with all such covenants at March 31, 2000.


Homestead Convertible Mortgage Notes Payable:

         At March 31, 2000, Homestead had outstanding convertible mortgage notes in the principal amount of $221,334,000, all of which were payable to Archstone. The notes are collateralized by 54 Homestead properties.


Belmont Construction Notes Payable:

         At March 31, 2000, Belmont had $49,711,000 in commitments outstanding for construction loans. The loans bear interest at rates of 30-day LIBOR plus 2.5% during the construction period and 30-day LIBOR plus 2.35% after issuance of certificates of occupancy and operating licenses. The outstanding balance and weighted average interest rate as of March 31, 2000, was $19,911,000 and 8.62%, respectively. The loans have a maturity date of September 2001 and are secured by a deed of trust on land, building, furniture and fixtures and an assignment of rents and leases.

         The terms of the construction loans require Belmont to maintain certain financial ratios. Belmont was in compliance with all such requirements as of March 31, 2000.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Senior Unsecured Notes:

         Security Capital has the following unsecured long-term debt outstanding as of March 31, 2000 (in thousands):

                                                                     Balance
         Principal  Interest  Maturity   Semi-annual interest      Outstanding
           Amount     Rate      Date         Payment Dates       March 31, 2000
         ---------  --------  --------  ----------------------   --------------
         $ 100,000     7.75%  11/15/03  May and November 15      $       99,932
            14,700     7.66%  12/21/04  March and September 15           14,702
             5,000     7.75%  01/11/05  March and September 15            5,000
            54,550     7.80%  01/12/05  March and September 15           54,550
            25,750     7.80%  01/19/05  March and September 15           25,750
           200,000     6.95%  06/15/05  June and December 15            199,840
           100,000     7.15%  06/15/07  June and December 15             99,850
           200,000     7.70%  06/15/28  June and December 15            200,000
         ---------                                               --------------
         $ 700,000                                               $      699,624
         =========                                               ==============

         All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to treasury security market yields available at redemption.


Convertible Debentures:

         At March 31, 2000, Security Capital had $272,252,000 of 6.50% convertible subordinated debentures due 2016 outstanding. The convertible debentures accrue interest at 6.5% per annum and pay interest semi-annually in June and December. The convertible debentures are convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital can redeem the convertible debentures at par plus accrued interest at any time, upon not less than 60 days nor more than 90 days' prior written notice to the holders.

         In March 2000, SC-U.S. Realty sold its holdings in Security Capital's convertible debentures to an unrelated party at a loss of $15,870,000. Security Capital's pro rata portion of this loss ($6,370,000) was recorded as a discount to convertible debentures.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Interest:

         Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries (in thousands):

                                                         Three Months Ended,
                                                              March 31,
                                                       ----------------------
                                                          2000         1999
                                                       ---------   ----------
Total interest incurred                                $  32,340   $  35,458
                                                       =========   ==========

Homestead and Belmont capitalized
    interest included in total interest incurred       $     553   $    4,440
                                                       =========   ==========

Interest paid in cash                                  $  12,828   $   13,149
                                                       =========   ==========

Amortization of deferred financing costs
    included in interest expense                       $   1,136   $    1,565
                                                       =========   ==========


(6)  SHAREHOLDERS' EQUITY

     Share Repurchase Program:

         During 1999, Security Capital's Board of Directors authorized the repurchase of up to $200,000,000 of Class A Shares and Class B Shares of Security Capital. An additional $100,000,000 repurchase program for Class A Shares and Class B Shares was announced on May 10, 2000. As of March 31, 2000, under the share repurchase programs, Security Capital had repurchased 86,113 Class A Shares and 8,492,047 Class B Shares for a combined purchase price of $166,417,000. Through May 10, 2000, Security Capital had repurchased 99,413 Class A Shares and 10,052,247 Class B Shares for a combined purchase price of $198,745,000.

     Affiliate Sale of Security Capital Shares:

         In March 2000, SC-U.S. Realty sold its holding in Security Capital's common stock to an unrelated party at a loss of $52,987,000. Security Capital's pro rata portion of this loss ($21,163,000) was recorded as a reduction to additional paid-in capital.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Per Share Data:

     The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share under SFAS 128 (in thousands, except per share amounts):

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                           2000         1999
                                                          -------     --------

     Net income (loss) before change
         in accounting principle                          $ 16,874    $ (63,056)
         Preferred Share dividends                          (4,509)      (4,509)
                                                          --------    ---------
     Net income (loss) before change in accounting
         principle attributable to common share and
         assumed conversions                              $ 12,365    $ (67,565)
                                                          ========    =========
     Basic weighted-average Class B common shares
              outstanding                                  110,055      120,438
         Increase in shares which would result from:
              Exercise of options and warrants               1,015           --
                                                          --------    ---------
     Diluted weighted-average Class B common
              shares outstanding                           111,070      120,438
                                                          ========    =========
         Per share net earnings (loss) attributable to
              Class B common shares before change
                 in accounting principle:
                  Basic                                   $   0.11    $   (0.56)
                                                          ========    =========
                  Diluted                                 $   0.11    $   (0.56)
                                                          ========    =========

         For all periods the Convertible Debentures and the Convertible Preferred Shares are not assumed converted and for loss periods the options and warrants are not assumed exercised for the purpose of calculating diluted earnings per Class B Share as the effects are anti-dilutive.


(7)      Commitments and Contingencies

         Security Capital and its affiliates have committed to invest up to $518,258,000 in SC-European Realty. As of March 31, 2000, $440,542,000 had been funded by Security Capital and its affiliates. As of March 31, 2000, $81,692,000 had been funded by Security Capital to Belmont and an additional $26,308,000 of unfunded commitments remained. At March 31, 2000, Belmont had approximately $44,541,000 of unfunded commitments for developments under construction.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(8)      Homestead Merger

         Homestead announced on May 2, 2000 that it has entered into a definitive merger agreement providing for the acquisition by cash tender offer by Security Capital for all the publicly-held shares of Homestead's common stock and the associated preferred share purchase rights at $4.10 per share. Security Capital currently owns 87% of Homestead's outstanding common stock. Any shares of Homestead common stock and associated preferred share purchase rights not purchased in the tender offer will be acquired by Security Capital in a subsequent merger transaction at the same $4.10 per share cash price. Total consideration will be approximately $63,800,000. On May 9, 2000, Security Capital commenced a cash tender offer for all the shares of Homestead common stock and the associated preferred share purchase rights for $4.10 per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of March 31, 2000, and the related consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, the consolidated statement of shareholders' equity for the three month period ended March 31, 2000, and the consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust whose total assets represent 21.4% of the total assets of Security Capital Group Incorporated and subsidiaries as of March 31, 2000, and whose income represents 13.1% and 8.3% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the three month period ended March 31, 2000 and 1999, respectively.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 1999, and, in our report dated March 23, 2000, we expressed an unqualified opinion on that statement based on our audit and reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                               ARTHUR ANDERSEN LLP






Chicago, Illinois
May 11, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

         See Security Capital's 1999 Annual Report on Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.


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


Results of Operations

         Capital Division

         Earnings from the Capital Division are generated by its strategic investments. The majority of these investments are not consolidated and the Capital Division reports its share of their respective earnings. The consolidated investments include Homestead (which is the largest consolidated investment), Belmont and SC-European Real Estate Shares. Cash flow for the Capital Division is generated through receipt of dividends. (See note 2 to the consolidated financial statements for detail of dividends received.)

         Equity in Earnings of Unconsolidated Investees

         The equity in earnings of the Capital Division's unconsolidated investees includes changes in unrealized gains or losses for SC-U.S. Realty, SC-Preferred Growth and SC-US Real Estate Shares in 2000. These changes are generated as a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings due to SC-U.S. Realty's, SC-Preferred Growth's and SC-US Real Estate Shares' use of fair value accounting. Fluctuations in market prices do not have an impact on cash flow, but the general decline in real estate equity security prices in 1999 had a materially adverse impact on Security Capital's equity in earnings of SC-U.S. Realty during 1999.

         Presented below is Security Capital's equity in earnings (loss) and common share ownership interest in unconsolidated investees for the periods indicated. Explanations of earnings changes at the investee level, which materially impacted Security Capital's equity in earnings, follow the table (dollar amounts in millions).

                                       Equity in Earnings
                                              (Loss)
                                       Three Months Ended       % Ownership
                                             March 31,        as of March 31,
                                       ------------------   -------------------
                                        2000       1999      2000         1999
                                       ------    --------   ------       ------
         Archstone                     $ 15.4    $   14.6    39.2%        39.2%
         ProLogis                        13.8         1.0    30.7%        31.0%
         SC-European Realty               0.7        (0.4)   34.6%        34.6%
         SC-Preferred Growth              2.3        (4.0)    9.3%         9.7%
         SC-U.S. Realty                   0.5       (78.0)   40.6%        35.1%
         SC-US Real Estate Shares         1.2          --    41.9%        83.8%
         Strategic Hotel                   --         5.2      --         30.4%
                                       ------      ------
                                       $ 33.9      $(61.6)
                                       ======      ======

         Archstone

         Archstone's increase in earnings for 2000 compared to 1999 was due primarily to an increase in rental revenues of $15.2 million and improvement in operating margins, partially offset by increases in minority interest expense, preferred dividends and a decrease in gains from dispositions.

         ProLogis

         In March 1999, ProLogis merged with Meridian Industrial Trust. Security Capital continues to be ProLogis' largest shareholder. ProLogis' increase in earnings for 2000 over 1999 was due to increased distribution facilities resulting from the Meridian merger, occupancy increases and an increase in income generated by ProLogis' corporate distribution facilities business (which provides build-to-suit services).

         SC-European Realty

         SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets. The improvement in the first quarter 2000 results was primarily due to gains on sales of certain assets developed by affiliates. It is expected that earnings for SC-European Realty will increase as additional properties reach stabilization. However, there is no assurance that this will occur and failure to do so would impair the ability of SC-European Realty to grow both its portfolio and its earnings.

         SC-Preferred Growth

         SC-Preferred Growth's change in earnings for the three months ended March 31, 2000, was due primarily to changes in unrealized gains or losses on investments as a result of overall increases in the market prices of its investments.

         SC-U.S. Realty

         SC-U.S. Realty experienced a loss in the first quarter of 1999 due to an overall decrease in the market prices for shares in its underlying investments. As previously discussed, SC-U.S. Realty accounts for its investments at fair value. Therefore, market value fluctuations affect net income. In the first quarter of 2000, market prices were more stable than in 1999.

         As of March 31, 2000, Security Capital's ownership position in SC-U.S. Realty increased to 40.6% as SC-U.S. Realty repurchased approximately 13.5% of its outstanding shares since initiating a stock repurchase program in May 1999.

         SC - US Real Estate Shares

         Effective with the first quarter of 2000, Security Capital's ownership of SC-US Real Estate Shares fell below 50% and therefore its earnings are recorded on the equity method in 2000 compared to being consolidated in 1999. If SC-US Real Estate shares had been accounted for using the equity method during both periods, results would have been similar.

         Strategic Hotel

         In September 1999, Security Capital sold its entire ownership in Strategic Hotel for net proceeds of approximately $329 million. As a result of the sale, equity in earnings from Strategic Hotel were not recorded after the second quarter of 1999.


Consolidated Investments

         Homestead

         The following table sets forth the results of Homestead's operations.

                                             Homestead Total Portfolio
                                             -------------------------
                                              1Q00               1Q99
                                             ------             ------
         Operating Properties                   136                125
         Average Occupancy                    72.2%              62.8%
         Average Weekly Rate                   $349               $352
         Weekly RevPAR                         $252               $221
         Property Operating Margin*           57.4%              54.2%


     * Management targets an operating margin of 55% to 57%, but there are no assurances that such margins will be achieved.

                                      -22-

         Overall property level results for Homestead are summarized below (in millions):

                                                      Three Months Ended,
                                                            March 31,
                                                     ---------------------
                                                       2000         1999
                                                     --------     --------
         Total Room Revenue                          $   59.6     $   48.1
         Total Room Expense                              25.5         22.0
                                                     --------     --------
         Net operating income                        $   34.1     $   26.1
                                                     ========     ========

         The increase in net operating income from 1999 to 2000 was due to an increase in occupancy and the number of operating facilities as well as a restructuring of operations in 1999.

         Interest Expense

         Consolidated interest expense was $31.8 million in 2000 and $31.0 million in 1999. Total debt decreased by $291 million to $1.55 billion at March 31, 2000 compared to March 31, 1999, but overall interest reductions were offset by higher interest expensed at Homestead, as no interest was capitalized after the curtailment of development activity during the second quarter of 1999. Homestead had capitalized a significant percentage of its interest costs during the first half of 1999.

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

         Capital Division EBDADT reflects equity in EBDADT before extraordinary items from investees, less allocated general and administrative expenses, interest expense, taxes and depreciation. The Capital Division earned $58.9 million and $48.0 million in EBDADT for the three months ended March 31, 2000 and 1999, respectively.

         Favorable EBDADT performance (before special items) of the Capital Division for 2000 compared to 1999 is primarily attributed to improved operating performance by substantially all investees as described above. Security Capital's equity in EBDADT from Homestead increased by $11.5 million to $15.0 million due to improvement in operations and an increase in Security Capital's ownership from 69.8% at March 31, 1999 to 87.0% at March 31, 2000. In September 1999, Security Capital sold its entire ownership position in Strategic Hotel, and as a result, equity in EBDADT was not recorded after the second quarter of 1999. SC-U.S. Realty's equity in EBDADT increased by 27% in 2000 primarily due to increased operating performance of its investees and as a result of SC-U.S.

Realty's stock repurchases which increased Security Capital's ownership from 35.1% at March 31, 1999 to 40.6% at March 31, 2000. Equity in EBDADT for SC-U.S. Realty differs from GAAP equity in earnings because GAAP equity in earnings reflects changes in fair value of investments, whereas EBDADT does not (SC-U.S. Realty's EBDADT instead reflects the EBDADT performance of its investees).

         In the second quarter of 1999, Homestead recorded a special charge for expenses of $65.3 million related to terminating its development program. For the three months ended March 31, 2000, the Capital Division recorded a special credit of $1.7 million representing its share of the excess of the original special charge over current estimates.

Financial Services Division


         The primary components of the Financial Services Division are the Capital Markets Group and the Global Capital Management Group. These two groups are the Financial Services Division's primary earnings generators. In addition, the Corporate Services Group and the Real Estate Research Group enable Security Capital and its affiliates to consolidate certain activities to benefit from economies of scale. All fees paid by affiliates to the Financial Services Division are included for EBDADT purposes. Revenues for the Financial Services Division were earned from the following sources (in millions):

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    2000        1999
                                                   ------      ------
         Capital Markets Group                     $  3.0      $  0.9
         Global Capital Management Group             14.2        14.3
         Corporate Services Group                     4.1         5.5
         Real Estate Research Group                   0.1         0.2
                                                   ------      ------
             Sub-total                               21.4        20.9
         Less amounts eliminated in
             consolidation                           (1.2)       (1.7)
                                                   ------      ------
         Total                                     $ 20.2      $ 19.2
                                                   ======      ======

         The decline in real estate security prices in 1999 made it more difficult to attract assets to Security Capital's mutual funds and investees, and to execute capital markets transactions, which, in turn, impacted revenues for the Global Capital Management Group and the Capital Markets Group. Additionally, the decline in real estate securities prices reduced the value of assets under management in some of Security Capital's managed entities, thereby decreasing fee income to the Global Capital Management Group for managing such entities.

         During the later half of 1999, the Global Capital Management Group became increasingly successful in adding new investment management clients, which has continued in the first quarter of 2000. Assets managed for separate accounts increased from $75 million at March 31, 1999 to $568 million at March 31, 2000. Additionally, during 2000, real estate equity prices have begun to increase, modestly increasing the value of the asset basis on which fees are earned, partially offset by the sale of SC-U.S. Realty's special opportunity investments. Assets under management for the Global Capital Management Group are as follows (in millions):

                                         Three Months Ended
                                              March 31,
                                        ---------------------
                                          2000         1999
                                        --------     --------
         SC-European Realty             $  1,287     $  1,084
         SC-Preferred Growth                 931          746
         SC-U.S. Realty                    2,316        2,629
         Mutual Funds                         72           85
         Separate Accounts                   568           75
                                        --------     --------
                                        $  5,174     $  4,619
                                        ========     ========



         Partially offsetting the increase in assets under management, average fees earned have declined from 1.22% of assets at March 31, 1999 with no performance incentives, to 1.12% of assets at March 31, 2000, with 5.4% of assets reflecting additional fee opportunities based on performance.


         EBDADT

         Financial Services Division EBDADT reflects allocations of Security Capital's G&A, taxes and depreciation. EBDADT results were as follows (in millions):

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                2000        1999
                                               ------      ------
         Capital Markets Group                 $ (0.7)     $ (2.7)
         Global Capital Management Group          7.2         5.7
         Corporate Services Group                (1.4)       (1.0)
         Real Estate Research Group              (0.3)       (0.9)
         Income tax expense                      (0.2)       (0.4)
                                               ------      ------
            EBDADT before special items        $  4.6      $  0.7
                                               ======      ======

         EBDADT results for both years can be attributed to the same factors that impacted Financial Services Division revenues and expenses, as discussed above.

Other Items

         The following items are not specific to either the Capital Division or Financial Services Division, but had an impact on operations as a whole.

         General, administrative and other expenses

         General, administrative and other expenses for the three months ended March 31, 2000 and 1999 were $9.2 million, and $16.0 million of which $4.8 million and $6.6 million, respectively, relate only to Security Capital, excluding Homestead and Belmont. The decrease was primarily due to personnel reductions resulting from automation of various processes. The decrease from 1999 to 2000 resulted primarily from personnel reductions and other cost controls by Security Capital and Homestead.

         Annualized overhead for Security Capital, excluding Homestead and Belmont, decreased from $84.7 million as of December 31, 1999 to $82.8 million as of March 31, 2000. The annualized amounts for the first quarter of 2000 were $1.5 million for the Capital Division, $64.7 million for the Financial Services Division and $16.6 million for general and administrative.

         Provision for Income Taxes

         The effective tax rate for the first quarter of 2000 varied from the expected corporate tax rate of 35% primarily due to utilization of a net operating loss carryforward of a consolidated subsidiary previously not benefited, reduction in the valuation reserve relating to a portion of a capital loss carryforward due to a capital gain recognized in the second quarter of 2000 and non taxable earnings of a foreign subsidiary.

         The effective tax rate for the first quarter of 1999 was lower than the expected corporate tax rate of 35% primarily due to losses in subsidiaries which are consolidated for financial reporting purposes, but not for tax purposes.

Liquidity and Capital Resources

         Investment Activity

         Security Capital's investment activity primarily consists of allocation (redemptions) of its capital to its various affiliates. The following table summarizes Security Capital's capital allocations to and redemptions of its primary investments (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2000         1999
                                                   -------     --------
         SC-US Real Estate Shares                  $(1,250)    $(26,538)
         Real estate investments:
            Homestead                                1,558       48,782
            Belmont                                  6,165        2,910
         Homestead proceeds from sale of land       (9,996)          --

Real estate investments reflect development activity at Homestead and Belmont.

         Financing Activity

         Security Capital decreased its total debt by $23.4 million from December 31, 1999, primarily from repayments on its lines of credit balances. In addition, Security Capital repurchased $47.3 million of common stock during 2000 as discussed below.

         On February 29, 2000, Homestead entered into an amended and restated bank credit facility, which allows for $110 million of total borrowings, of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

         Excluding Homestead and Belmont, Security Capital's March 31, 2000, debt-to-total-capitalization ratio was 51%. The average maturity of Security Capital's $972 million of fixed rate indebtedness (excluding Homestead and Belmont) is 13.0 years, at an average fixed rate of 7.2%. The maximum maturity in any year is $285 million in 2005.

         Cash from Operations

         Cash provided by operating activities increased by $22.0 million in the first quarter of 2000 compared to the first quarter of 1999. This increase is primarily due to an $11.4 million increase in Homestead's room revenues and a reduction in expenses of $6.2 million.

         Stock and Debenture Repurchase Programs

         Security Capital's board has authorized a total expenditure of $300 million for the common share repurchase program and $60 million for the debenture repurchase program. As of May 1, 2000, Security Capital had repurchased 15,022,897 shares of Class B common stock equivalents (comprised of 99,413 Class A Shares and 10,052,247 Class B Shares) for a purchase price of $198.7 million. As of May 1, 2000, Security Capital also repurchased $60 million of 6.5% convertible subordinated debentures ($80.5 million principal amount).

         Derivative Financial Instruments

         As of March 31, 2000 and 1999, Security Capital had no derivative financial instruments.

         Future Capital Commitments and Liquidity

         Security Capital and its subsidiaries have a remaining funding commitment of $77.7 million to SC-European Realty, as of March 31, 2000. In addition, as of March 31, 2000, Security Capital has committed to invest an additional $26.3 million in Belmont.

         Homestead announced on May 2, 2000 that it has entered into a definitive merger agreement providing for the acquisition by cash tender offer by Security Capital for all the publicly-held shares of Homestead's common stock and the associated preferred share purchase rights at $4.10 per share. Security Capital currently owns 87% of Homestead's outstanding common stock. Any shares of Homestead common stock and associated preferred share purchase rights not purchased in the tender offer will be acquired by Security Capital in a subsequent merger transaction at the same $4.10 per share cash price. On May 9, 2000, Security Capital commenced a cash tender offer under the merger agreement. Total consideration will be approximately $63.8 million and will be funded by Security Capital's line of credit.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. As of March 31, 2000, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Security Capital's 1999 Form 10-K, as compared to their respective book values.


PART II

Item 1.  Legal Proceedings

         As a result of the announcement on March 23, 2000, of Security Capital's proposal to Homestead to purchase all shares of Homestead common stock not already owned by Security Capital for $3.40 per share, and before the Homestead Board of Directors took any action with respect to the proposal, several lawsuits were filed against Homestead, Security Capital and Homestead's directors. Homestead, Security Capital, and Homestead's directors have been named as defendants in four purported stockholder class actions. Three of these actions have been filed in the Circuit Court for Baltimore City, Maryland, and are captioned Earl Joseph Maisonneuve v. Eugene B. Vesell, et al.; Robert Merritt v. Security Capital Group Incorporated; and Harold McClintock v. C. Ronald Blankenship, et al. One of these actions has been filed in the Circuit Court for Montgomery County, Maryland, and is captioned Aaron Rubin v. Homestead Village, Inc. et al. The allegations in all four cases (the "Actions") are substantially similar, and each complaint in the Actions alleges that (a) Security Capital proposal of $3.40 in cash per share was unfair, (b) Security Capital and the Homestead directors were breaching their duties to the stockholders of Homestead not affiliated with Security Capital in connection with the Homestead proposal, and (c) appropriate steps were not being taken to insure that the stockholders of Homestead not affiliated with Security Capital would receive fair value for their Homestead shares in any transaction that might occur. As relief, the complaints in the Actions sought, among other things, damages in an unspecified amount and rescission of the transaction, if effected. In addition, the action brought by Harold McClintock was also filed in a Georgia court and is captioned Harold McClintock v. C. Ronald Blankenship. The plaintiff has filed a motion to dismiss the Georgia action; however, the court has not yet granted the motion.

     On May 2, 2000, as the result of negotiations between counsel for parties in the Actions, an agreement in principle was reached providing for the settlement of the Actions, subject to Court approval and the completion of the merger, among other things.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Agreement and Plan of Merger by and among Security Capital Incorporated, HSD Acquisition Corporation and Homestead Village Incorporated dated as of May 2, 2000 (previously filed as Exhibit (d)(1) to Schedule to TO of Security Capital Group Incorporated dated May 9, 2000, and incorporated by reference).

         12.1    Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated May 11, 2000, regarding unaudited financial information

         27      Financial data schedule

     (b) Reports on Form 8-K

         Date                                       Items Reported
         ----                                       --------------
         March 23, 2000                             Item 5, Item 7

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



                                         SECURITY CAPITAL GROUP INCORPORATED



                                                  /s/ Paul E. Szurek
                                         ---------------------------------------
                                         Paul E. Szurek, Chief Financial Officer
                                              (Principal Financial Officer)




                                                  /s/ James C. Swaim
                                         ---------------------------------------
                                         James C. Swaim, Senior Vice President
                                            (Principal Accounting Officer)






Date:  May 15, 2000