Form 10-Q
period 2000-06-30
SECURITY CAPITAL GROUP INC/
filed 2000-08-14
CIK 923687

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR

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

      The number of shares outstanding of the Registrant's common stock as of August 9, 2000 was:
            Class A Common Shares, $.01 par value - 1,102,585 shares
           Class B Common Shares, $.01 par value - 52,710,070 shares

                       SECURITY CAPITAL GROUP INCORPORATED

                                      INDEX

                                                                         Page
                                                                       Number(s)
PART I.  Financial Information                                         ---------

 Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets - June 30, 2000 (unaudited) and
            December 31, 1999...........................................    1

         Consolidated Statements of Operations and Comprehensive Income -
            Three and six months ended June 30, 2000 and 1999 (unaudited)   2

         Consolidated Statement of Shareholders' Equity - Six months
            ended June 30, 2000 (unaudited)..............................   4

         Consolidated Statements of Cash Flows - Six months ended
            June 30, 2000 and 1999 (unaudited)...........................   5

         Notes to Consolidated Financial Statements (unaudited)..........   7

         Report of Independent Public Accountants........................  20

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  21

 Item 3. Quantitative and Qualitative Disclosure About Market Risk.......  30

PART II. Other Information

 Item 1. Legal Proceedings...............................................  30

 Item 4. Submission of Matters to a Vote of Security Holders.............  31

 Item 6. Exhibits and Reports on Form 8-K................................  31

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       June 30,        December 31,
                                                                                         2000             1999
                                                                                     -------------   --------------
                                         ASSETS                                       (unaudited)
Investments, at equity:
       Archstone Communities Trust                                                   $     807,743   $      826,957
       ProLogis Trust                                                                      574,267          591,449
       Security Capital European Realty                                                    395,365          419,039
       Security Capital Preferred Growth Incorporated                                       83,125           75,504
       Security Capital U.S. Realty                                                        838,471          746,449
       SC-US Real Estate Shares                                                             21,517               --
                                                                                     -------------   --------------
                                                                                         2,720,488        2,659,398
                                                                                     -------------   --------------
Real estate, less accumulated depreciation                                                 985,027        1,073,474
Investments in publicly traded real estate securities, at market value                      10,100           10,505
SC-US Real Estate Shares, at market value                                                       --           49,466
                                                                                     -------------   --------------
                Total real estate investments                                            3,715,615        3,792,843
Cash and cash equivalents                                                                    6,537           30,567
Other assets                                                                               125,228          133,741
                                                                                     -------------   --------------
                Total assets                                                         $   3,847,380   $    3,957,151
                                                                                     =============   ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Lines of credit                                                               $     260,300   $      216,349
       Mortgage and construction notes payable                                             242,842          237,356
       Long-term debt                                                                      699,641          699,606
       Convertible debentures                                                              230,658          278,951
       Capital lease obligation                                                            138,982          140,854
       Accounts payable and accrued expenses                                               106,648           96,300
       Deferred income taxes                                                                16,190           12,225
                                                                                     -------------   --------------
                Total liabilities                                                        1,695,261        1,681,641

Minority interests                                                                              10           94,723

Shareholders' Equity:
       Class A Common  Shares,  $.01 par value;  20,000,000  shares  authorized;
           1,116,590 and 1,218,411 shares issued and outstanding in
           2000 and 1999, respectively                                                          11               12
       Class B Common Shares, $.01 par value; 229,537,385 shares authorized;
           51,984,350 and 52,695,620 shares issued and outstanding in
           2000 and 1999, respectively                                                         520              527
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2000 and 1999; stated liquidation preference of
           $1,000 per share                                                                257,642          257,642
       Additional paid-in capital                                                        2,215,741        2,308,274
       Accumulated other comprehensive loss                                                (30,067)         (12,020)

       Accumulated deficit                                                                (291,738)        (373,648)
                                                                                     -------------   --------------
                Total shareholders' equity                                               2,152,109        2,180,787
                                                                                     -------------   --------------
                Total liabilities and shareholders' equity                           $   3,847,380   $    3,957,151
                                                                                     =============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                        2000              1999             2000              1999
                                                     ---------         ---------        ---------         ---------
INCOME:
Equity in earnings (loss) of:
       Archstone Communities Trust                   $  30,664         $  19,723        $  46,113         $  34,309
       ProLogis Trust                                    5,968             4,320           19,790             5,325
       Security Capital European Realty                    (95)             (425)             584              (833)
       Security Capital Preferred Growth
          Incorporated                                   7,723             9,545           10,001             5,515
       Security Capital U.S. Realty                    119,036            96,724          119,555            18,758
       SC-US Real Estate Shares                          2,863                --            4,036                --
       Strategic Hotel Capital Incorporated                 --             5,999               --            11,247
Realized capital gains, net                              8,840               482            8,581               894
Change in unrealized gain (loss) on investments            210               859              (45)              946
Financial Services Division revenues from
    related parties                                     19,729            20,557           39,920            39,737
Property revenue                                        70,233            54,954          132,093           104,421
SC-US Real Estate Shares income                             --             9,072               --             6,915
Other income, net                                        1,154             3,320            2,699             4,076
                                                     ---------         ---------        ---------         ---------
                                                       266,325           225,130          383,327           231,310
                                                     ---------         ---------        ---------         ---------
EXPENSES:
Financial Services Division expenses                    16,979            19,742           32,803            39,734
General, administrative and other expenses              10,891            18,053           21,813            34,277
Depreciation and amortization                           11,938            11,357           23,860            22,410
Interest expense                                        31,224            35,082           63,011            66,100
Property expenses                                       28,969            27,397           56,689            51,038
Provision for loss on real estate                       71,000                --           71,000                --
Homestead special charge                                   491            65,296           (1,182)           65,296
Provision for loss on sale of Strategic Hotel               --            55,245               --            55,245
SC-US Real Estate Shares expenses                           --               324               --               118
                                                     ---------         ---------        ---------         ---------
                                                       171,492           232,496          267,994           334,218
                                                     ---------         ---------        ---------         ---------
Earnings (loss) from operations                         94,833            (7,366)         115,333          (102,908)
Provision for income tax expense (benefit):
   Current                                               3,907              (910)           7,301             3,310
   Deferred                                             21,895            30,785           21,108            (4,131)
                                                     ---------        ----------        ---------         ---------
Total income tax expense (benefit)                      25,802            29,875           28,409              (821)
   Minority interests in net (earnings) loss of
       subsidiaries                                     (1,052)           19,049           (2,149)           20,839
                                                     ---------        ----------        ---------         ---------
Earnings (loss) before extraordinary item and
    change in accounting principle                      67,979           (18,192)          84,775           (81,248)
       Extraordinary item - gain on early
           extinguishment of debt, net of tax            6,074                --            6,152                --
       Change in accounting principle - cumulative
           effect on prior years of expensing costs
           of start-up activities, net of minority
           interest                                         --                --               --           (16,136)
                                                     ---------         ---------        ---------         ---------
Net earnings (loss)                                     74,053           (18,192)          90,927           (97,384)
   Less Preferred Share dividends                       (4,508)           (4,508)          (9,017)           (9,017)
                                                     ---------         ---------        ---------         ---------
Net earnings (loss) attributable to common shares    $  69,545         $ (22,700)       $  81,910         $(106,401)
                                                     =========         =========        =========         =========

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       COMPREHENSIVE INCOME - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)



                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     ----------------------------       ---------------------------
                                                       2000               1999             2000              1999
                                                     --------          ----------       ----------        ---------
Net earnings (loss) attributable to common shares    $  69,545         $ (22,700)       $  81,910         $(106,401)
Other comprehensive loss:
   Foreign currency translation adjustments             (5,849)           (9,374)         (18,047)          (26,029)
                                                     ---------         ---------        ---------         ---------
Comprehensive income (loss)                          $  63,696         $ (32,074)       $  63,863         $(132,430)
                                                     =========         =========        =========         =========

Weighted-average Class B common shares outstanding:
       Basic                                           107,950            120,402         109,003           120,420
                                                     =========         ==========       =========         =========
       Diluted                                         120,058            120,402         121,101           120,420
                                                     =========         ==========       =========         =========

Earnings (loss) per share:
       Basic earnings (loss) before extraordinary
          item and change in accounting principle    $    0.59         $    (0.19)      $    0.70         $   (0.75)
       Extraordinary item - gain on early
          extinguishment of debt, net of tax              0.05                 --            0.05                --
       Change in accounting principle -
          cumulative effect of expensing
          cost of start-up activities                       --                 --              --             (0.13)
                                                     ---------         ----------       ---------         ---------
       Basic net earnings (loss) attributable to
          common shares                              $    0.64         $    (0.19)      $    0.75         $   (0.88)
                                                     =========         ==========       =========         =========
       Diluted earnings (loss) before extraordinary
          item and change in accounting principle    $    0.55         $    (0.19)      $    0.67         $   (0.75)
       Extraordinary item - gain on early
          extinguishment of debt, net of tax              0.05                 --            0.05                --
       Change in accounting principle -
          cumulative effect of expensing
          cost of start-up activities                       --                 --              --             (0.13)
                                                     ---------         ----------       ---------         ---------
       Diluted net earnings (loss) attributable to
          common shares                              $    0.60         $    (0.19)      $    0.72         $   (0.88)
                                                     =========         ==========       =========         =========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                          (In thousands, except shares)
                                   (Unaudited)






                                              Common Stock
                              --------------------------------------  Series B
                                      Class A            Class B      Preferred              Accumulated
                              ------------------  ------------------  Stock at   Additional     Other                     Total
                                 Shares     Par    Shares       Par  Liquidation  Paid-in   Comprehensive  Accumulated Shareholders'
                              Outstanding  Value Outstanding   Value    Value     Capital       Loss         Deficit      Equity
                              -----------  ----- -----------  ------ ----------- ---------- -------------  ----------- -------------
Balances at December 31, 1999   1,218,411  $  12  52,695,620  $  527 $   257,642 $2,308,274 $     (12,020) $ (373,648) $  2,180,787
 Conversion of Class A Shares
   to Class B Shares              (76,213)    (1)  3,810,645      38          --        (37)           --          --            --
 Conversion of Convertible
   Debentures                          --     --      10,699      --          --         252           --          --           252
 Share repurchase program         (29,708)    --  (4,550,700)    (45)         --     (81,199)          --          --       (81,244)
 Issuance of Shares, net            4,100     --      18,086      --          --       2,207           --          --         2,207
 Net earnings                          --     --          --      --          --          --           --      90,927        90,927
 Series B Preferred Share
   dividends                           --     --          --      --          --          --           --      (9,017)       (9,017)
 Effect of affiliate's sale
   of Shares, net of tax               --     --          --      --          --     (13,756)          --          --       (13,756)
 Foreign currency translation
   adjustments                         --     --          --      --          --          --      (18,047)         --       (18,047)
                                ---------  -----  ----------  ------ -----------  ----------  -----------   ---------   -----------
Balances at June 30, 2000       1,116,590  $  11  51,984,350  $  520 $   257,642  $2,215,741  $   (30,067)  $(291,738)  $ 2,152,109
                                =========  =====  ==========  ====== ===========  ==========  ===========   =========   ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                     Six Months Ended,
                                                                                         June 30,
                                                                                -------------------------
                                                                                   2000            1999
                                                                                ---------        --------
Operating Activities:
       Net earnings (loss)                                                      $  90,927        $(97,384)
       Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
           Deferred income tax expense (benefit)                                   21,108          (4,131)
           Minority interests                                                       2,149         (20,839)
           Gain on early extinguishment of debt, net of tax                        (6,152)             --
           Cumulative effect on prior years of expensing costs of
             start-up activities, net of minority interests                            --          16,136
           Equity in earnings of unconsolidated investees                        (200,079)        (67,780)
           Distributions from unconsolidated investees                             78,061          75,131
           Realized capital gains, net                                             (8,581)           (894)
           Change in unrealized (gain) loss on investments                             45            (946)
           Depreciation and amortization                                           23,860          22,410
           Provision for loss on real estate                                       71,000              --
           Homestead special charge                                                    --          51,587
           Provision for loss on sale of Strategic Hotel                               --          55,245
           Other                                                                    1,201           3,039
       (Increase) decrease in other assets                                          1,546          (7,757)
       Increase in accounts payable and accrued expenses                            6,802          13,219
       Net operating cash flows of SC-US Real Estate Shares                            --          (2,110)
                                                                                ---------        --------
                Net cash flows provided by operating activities                    81,887          34,926
                                                                                ---------        --------
Investing Activities:
       Real estate investments                                                    (23,302)        (90,264)
       Proceeds from sale of land                                                  19,622              --
       Purchase of minority interest in Homestead                                 (65,356)             --
       Redemptions from (investments in):
           Security Capital U.S. Realty                                                --          (1,686)
           SC-US Real Estate Shares                                                 7,250              --
           Publicly traded real estate securities, net                                360           5,709
       Other                                                                       (2,402)         (3,461)
       Net investing cash flows of SC-US Real Estate Shares                            --          32,666
                                                                                ---------        --------
                Net cash flows used in investing activities                       (63,828)        (57,036)
                                                                                ---------        --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ---------------------------
                                                                                  2000            1999
                                                                             ------------      ---------
Financing Activities:
       Proceeds from lines of credit                                         $    235,600      $ 323,130
       Payments on lines of credit                                              (191,649)       (368,610)
       Proceeds from mortgage notes                                                 5,486             --
       Proceeds from long-term debt offerings                                          --         85,335
       Payments on capital leases                                                  (1,872)      (122,028)
       Debt issuance costs                                                         (1,556)        (7,071)
       Proceeds from issuance of shares to minority
          interest holders                                                             --          7,732
       Proceeds from issuance of Shares, net                                        2,207          3,060
       Repurchase of common shares                                                (81,244)            --
       Preferred dividends paid                                                    (9,017)        (9,017)
       Sale of real estate, net                                                        --        127,261
       Other                                                                          (44)        (2,357)
       Net financing cash flows of SC-US Real Estate Shares                            --          5,407
                                                                             ------------      ---------
                Net cash flows (used in) provided by financing
                    activities                                                    (42,089)        42,842
                                                                             ------------      ---------
Net increase (decrease) in cash and cash equivalents                              (24,030)        20,732
Cash and cash equivalents, beginning of period                                     30,567         13,209
                                                                             ------------      ---------
Cash and cash equivalents, end of period                                     $      6,537      $  33,941
                                                                             ============      =========
Non-Cash Investing and Financing Activities:
   Conversion of Convertible Debentures                                      $        252      $   2,023
                                                                             ============      =========
   Increase in property and equipment and lease obligation
      from capital lease                                                     $         --      $ 145,000
                                                                             ============      =========

   Effect of affiliate's sale of Shares                                      $     13,756      $      --
                                                                             ============      =========

   Exchange of Convertible Debentures for Archstone shares                   $     42,500      $      --
                                                                             ============      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      General

         Security Capital Group Incorporated ("Security Capital") is an international real estate research, investment and operating management company. Its strategy is to create the optimal organization to hold significant ownership positions in real estate operating companies that generate substantial internal growth and third-party service income and are able to become market leaders by creating brand value. Security Capital operates its business through two divisions. The Capital Division provides operational and capital deployment oversight to direct and indirect investments in real estate investment trusts ("REITs") and real estate operating companies. The Capital Division generates earnings principally from its ownership of these affiliates (see note 2). The Financial Services Division generates fees principally from capital management and capital markets activities. In addition, corporate services and research services are provided which enable Security Capital and its affiliates to consolidate certain activities to benefit from economies of scale. Security Capital is a Maryland corporation.

         The accompanying consolidated financial statements include the results of Security Capital, its wholly owned Financial Services Division subsidiaries and its majority-owned Capital Division investees, which include Belmont Corp ("Belmont"), Homestead Village Incorporated ("Homestead") and Security Capital European Real Estate Shares ("SC-European Real Estate Shares"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1999 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2000 presentation. The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

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

         The consolidated financial statements of Security Capital as of June 30, 2000, are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1999 audited consolidated financial statements contained in Security Capital's 1999 Annual Report on Form 10-K.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         As a result of this change in strategy, SC-European Realty changed its basis of accounting from fair value accounting to historical cost accounting. Under generally accepted accounting principles ("GAAP"), such a change in accounting requires a restatement of all prior periods so that the results of those periods are reported as if this change had been made retroactive to the entity's inception. Accordingly, Security Capital has restated its June 30, 1999 consolidated financial statements.

         Security Capital accounts for its investment in SC-European Realty by the equity method. The impact of this restatement on Security Capital's financial statements for the six months ended June 30, 1999, is as follows (in thousands, except per share data):

                                                                        As Previously
                                                                           Reported                    Restated
                                                                      ------------------         ------------------
         Consolidated Statement of Operations and
            Comprehensive Income:
               Revenues, including equity in earnings (loss)           $         205,897         $          231,310
               Loss from operations                                             (128,321)                  (102,908)
               Net loss attributable to common shares                           (122,785)                  (106,401)

               Basic loss per Class B Share                            $           (1.02)        $            (0.88)
               Diluted loss per Class B Share                          $           (1.02)        $            (0.88)


     Real Estate and Depreciation

         Real estate is stated at cost. Direct and certain related indirect costs associated with the successful acquisition and development of land are capitalized. Costs associated with unsuccessful land acquisitions are expensed at the time the pursuit is abandoned. Maintenance and repairs are charged to operations as incurred.

         Depreciation is computed by the straight-line method principally over the following estimated useful lives:

               Buildings                                20 - 40 years
               Furniture, fixtures and equipment         3 - 10 years

         Properties under the capital lease at Homestead are stated at the net present value of minimum lease payments, and are being amortized over the approximate 17 year lease term. Maintenance and repairs are charged to operations as incurred. Renewals and improvements are funded by monies paid into an escrow account for that purpose, and, as ownership of the leased properties and equipment and the renewals and improvements escrow account remain with the lessor at the end of the lease, no such amounts are capitalized.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)      Real Estate Investments

         Security Capital held the following investments at June 30, 2000 and December 31, 1999:

                                                                                                Security Capital's
                                                                                                 Net Investments
                                                                  % Ownership as of           (Redemptions) for the
                                                             ---------------------------         Six Months Ended
                                                              June 30,      December 31,           June 30, 2000
                      Investment         Type of Entity         2000            1999               (in thousands)
------------------------------------ ---------------------   ---------     -------------      --------------------------
EQUITY-METHOD INVESTEES:

Archstone Communities Trust         Apartment REIT            38.0%(b)          39.2%         $       (32,690)
  ("Archstone")                     (publicly traded)

ProLogis Trust                      Industrial REIT           30.5%             30.8%                      --
  ("ProLogis")                      (publicly traded)

SC-European Realty                  Global real estate        34.6%             34.6%                      11
                                    investments
                                    (private entity)

Security Capital Preferred Growth   Convertible security       9.3%              9.3%                     266
  Incorporated                      investments in real
  ("SC-Preferred Growth")           estate companies
                                    (private REIT)

Security Capital U.S. Realty        U.S. real estate          40.6%             39.6%                      --
  ("SC-U.S. Realty")                investments
                                    (publicly traded)

Security Capital U.S. Real Estate   U.S. real estate          24.4%             51.6%                  (7,250)
  Shares                            securities fund
  ("SC-US Real Estate Shares")(a)   (mutual fund)

CONSOLIDATED INVESTEES:
Belmont                             Senior assisted living    99.9%             100%                   14,857
                                    (private entity)

Homestead                           Extended stay lodging     99.9%(c)          87.0%                  63,735
                                    (private entity)

SC-European Real Estate Shares      European real             99.9%             99.4%                     --
                                    estate securities fund
                                    (mutual fund)

(a) During the quarter ended March 31, 2000, Security Capital's ownership in SC-US Real Estate Shares fell below 50%. As a result, Security Capital's investment in SC-US Real Estate Shares is being accounted for under the equity method in 2000.
(b) During the second quarter of 2000, Security Capital exchanged 1,589,776 shares of Archstone for $42,500,000 face value of 6.5% convertible debentures which reduced its ownership in Archstone from 39.2% to 38.0%. The gain on the sale of the shares was approximately $8,747,000.
(c) During the second quarter of 2000, Security Capital acquired substantially all remaining Homestead shares it did not previously own, bringing its ownership percentage in Homestead from 87.0% to 99.9%.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Security Capital received dividends and interest (Strategic Hotel only in 1999) from its investees as follows (in thousands, except per share amounts):

                                                                         Dividends Received
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                             June 30,
                                                   --------------------------           ----------------------------
                                                      2000            1999                 2000              1999
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone                                 $   20,386      $   20,180           $   41,384        $   40,360
         Homestead                                     25,000              --               25,000                --
         ProLogis                                      16,718          16,329               33,436            32,213
         SC-European Real Estate Shares                    51             109                   51               143
         SC-Preferred Growth                            1,323           1,298                2,646             2,558
         SC-US Real Estate Shares                         261             559                  595             1,259
                                                   ----------      ----------           ----------        ----------
                                                       63,739          38,475              103,112            76,533
                                                   ----------      ----------           ----------        ----------
Interest:
         Strategic Hotel                                   --           3,271                   --             6,541
                                                   ----------      ----------           ----------        ----------
                                                   $   63,739      $   41,746           $  103,112        $   83,074
                                                   ==========      ==========           ==========        ==========



                                                                   Dividend Amount Per Investee Share
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                   --------------------------           ----------------------------
                                                      2000            1999                 2000              1999
                                                   ----------      ----------           ---------         ----------
Dividends:
         Archstone                                 $   0.3850      $   0.3700           $  0.7700        $    0.7400
         Homestead                                     0.2083              --              0.2083                 --
         ProLogis                                      0.3350          0.3272              0.6700             0.6455
         SC-European Real Estate Shares                0.0501          0.0987              0.0501             0.1335
         SC-Preferred Growth                           0.3350          0.3300              0.6700             0.6500
         SC-US Real Estate Shares                      0.1238          0.1218              0.2487             0.2417

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Presented below is summarized earnings information for Security Capital's equity-method investees for the six months ended June 30, 2000 and 1999 (in thousands):

Historical cost accounting investees:

                                                                                            SC-European      Strategic
                                                Archstone            ProLogis(a)               Realty          Hotel
                                           --------------------  --------------------  --------------------  ---------
                                             2000       1999       2000        1999       2000     1999(b)    1999(c)
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues                                   $ 361,829  $ 324,704  $ 316,491  $ 239,375  $  74,777  $  54,758  $ 350,133
Net earnings before extraordinary items
  and change in accounting principle         132,703    100,723     93,082     43,194      1,689     (2,412)    15,462
Net earnings attributable to common shares
  before change in accounting principle      119,902     88,302     64,527     15,256      1,689     (3,329)    15,462
Security Capital share of net earnings
  before change in accounting principle       46,113     34,309     19,790      5,325        584       (833)     4,706
Security Capital interest income from
  affiliate                                       --         --         --         --         --         --      6,541



Fair value accounting investees:

                                                                                SC-US
                                                                                Real
                                                                                Estate
                                                  SC-Preferred Growth          Shares(d)           SC-U.S. Realty
                                               --------------------------    ------------      ----------------------
                                                 2000            1999            2000            2000          1999
                                               ----------     -----------    ------------      ---------    ---------
      Net investment income                    $   26,473     $   27,576     $      1,838      $  35,212    $  28,730
      Realized gains (losses) on investments       (1,964)       (12,332)             130        (83,059)       1,620
      Increase (decrease) in market value of
        investments                                83,337         41,155            9,329        342,759       26,963
      Adjusted net earnings (loss)(e)             107,846         56,399           11,297        294,912       57,313
      Security Capital share of adjusted net
        earnings (loss)                            10,001          5,515            4,036        119,555       18,758

(a) Results for 2000 include Meridian Industrial Trust, Inc. for a full six months. Meridian was acquired by ProLogis on March 30, 1999.
(b)  1999 amounts have been restated as discussed in Note 1.
(c) On September 10, 1999, Security Capital sold its entire ownership position in Strategic Hotel.
(d) During the quarter ended March 31, 2000, Security Capital's ownership in SC-US Real Estate Shares fell below 50%. As a result, Security Capital's investment in SC-US Real Estate Shares is accounted for under the equity method in 2000.
(e) SC-U.S. Realty's earnings are adjusted to exclude its realized and unrealized losses on Security Capital securities.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



    At June 30, 2000 and December 31, 1999, the composition of real estate was:

                                                           June 30,                December 31,
                                                             2000                      1999
                                                     ------------------         -----------------
Extended stay lodging properties:
    Land                                             $          162,181         $         197,226
    Buildings and improvements                                  495,694                   616,187
    Furniture, fixtures and equipment                            65,418                    88,145
                                                     ------------------         -----------------
Subtotal, owned properties                                      723,293                   901,558
Properties under a capital lease                                145,000                   145,000
                                                     ------------------         -----------------
                                                                868,293                 1,046,558
Less accumulated depreciation                                   (68,227)                  (72,008)
Properties held for sale                                         90,721                    22,960
                                                     ------------------         -----------------
                                                                890,787                   997,510

Senior assisted living properties                                94,240                    75,964
                                                     ------------------         -----------------

                                                     $          985,027         $       1,073,474
                                                     ==================         =================

    In June 2000, certain extended stay lodging properties were classified as held for sale and a provision for loss of $71 million was recorded to reduce the properties' carrying value to their estimated fair value less cost to sell. The earnings from operations for these properties, which are included in Security Capital's earnings from operations for the three months ended June 30, 2000 and 1999, are $4.3 million and $3.4 million, respectively, and $8.4 million and $6.9 million for the six months ended June 30, 2000 and 1999, respectively.


(3)      Financial Services Division

         Financial Services Division revenues were earned from the following sources (in thousands):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     ---------------------------        ---------------------------
                                                        2000              1999             2000              1999
                                                     ---------         ---------        ---------         ---------
         Capital Markets Group                       $   2,002         $   3,283        $   5,015         $   4,183
         Global Capital Management Group                14,845            14,528           29,030            28,782
         Corporate Services Group                        3,702             4,128            7,772             9,635
         New Technology Business                            85                31              139                36
         Real Estate Research Group                        118               167              228               396
                                                     ---------         ---------        ---------         ---------
           Total Financial Services
             Division revenues                          20,752            22,137           42,184            43,032
         Less amounts eliminated in
             consolidation                              (1,023)           (1,580)          (2,264)           (3,295)
                                                     ---------         ---------        ---------         ---------
         Consolidated Financial
             Services Division revenues
             from related parties                    $  19,729         $  20,557        $  39,920         $  39,737
                                                     =========         =========        =========         =========

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

         Presented below is a Statement of EBDADT by reportable segment (in thousands):

                                                          Three Months Ended,                 Six Months Ended
                                                                June 30,                           June 30,
                                                     ---------------------------        ----------------------------
                                                         2000             1999              2000             1999
                                                     ----------        ---------        ----------        ----------
Capital Division:
  Equity in Investees' EBDADT(1)                     $  100,583        $  91,236        $  192,194        $  175,263
  Interest and other income                                 244              901               956             1,342
                                                     ----------        ---------        ----------        ----------
                                                        100,827           92,137           193,150           176,605
                                                     ----------        ---------        ----------        ----------
  Operating expenses(2)                                   5,714           11,937            11,115            20,150
  Interest expense                                       20,845           21,117            41,331            40,948
  Current income tax expense (benefit)                    2,607           (1,130)            5,753             2,739
  Convertible preferred share dividends                   4,508            4,508             9,017             9,017
                                                     ----------        ---------        ----------        ----------
      Capital Division EBDADT(3)                         67,153           55,705           125,934           103,751
                                                     ----------        ---------        ----------        ----------

Financial Services Division:
  Revenues                                               20,752           22,137            42,184            43,032
  Operating expenses(2)                                  16,432           18,342            33,049            38,180
  Current income tax expense                              1,261              220             1,485               571
                                                     ----------        ---------        ----------        ----------
      Financial Services Division EBDADT                  3,059            3,575             7,650             4,281
                                                     ----------        ---------        ----------        ----------

EBDADT before special items                              70,212           59,280           133,584           108,032
   Realized gains (losses)                                  226            1,573              (568)            1,567
   Extraordinary gain on retirement of debt,
       net of tax                                         6,074               --             6,152                --
   Gain on sale of Archstone stock, net of tax            8,747               --             8,747                --
   Homestead special (charge) credit(4)                    (491)         (45,581)            1,182           (45,581)
   Strategic Hotel provision                                 --          (55,288)               --           (55,288)
                                                     ----------        ---------        ----------        ----------
Basic EBDADT                                         $   84,768        $ (40,016)       $  149,097        $    8,730
                                                     ==========        =========        ==========        ==========

(1) 1999 equity in Capital Division EBDADT has been restated to conform 1999 results with the new definition of Funds From Operations, which was revised by the National Association of Real Estate Investment Trusts effective January 1, 2000. In addition, SC-U.S. Realty restated its first and second quarter 1999 results to reflect discontinued operations at one of its investees.
(2) Included in operating expenses are allocations of general and administrative expenses to each division based on revenues. For the quarter, prior to such allocation, Capital Division expenses were $1,589 in 2000 and $5,019 in 1999, Financial Services Division expenses were $14,582 in 2000 and $17,711 in 1999 and general and administrative expenses were $5,975 in 2000 and $7,549 in 1999.
(3) For purposes of calculating Capital Division EBDADT, Security Capital applies all interest expense, preferred share dividends and similar charges for invested capital to the Capital Division. Capital Division operating expenses include the direct costs of personnel assigned to the Capital Division plus a proportionate share of general and administrative costs based on revenues.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(4) The special (charge) credit in 2000 represents the excess of Homestead's 1999 original special charge over current estimates. In the second quarter of 2000, such credit was partially offset by non-capitalizable costs incurred in conjunction with the acquisition by Security Capital of the remaining 13% of Homestead it did not already own. The special charge originally recorded by Homestead in the second quarter of 1999 was for land write-downs, employee severances and other expenses related to terminating its development program.



         Presented below is a reconciliation of net earnings (loss) to EBDADT (in thousands):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     --------------------------         -----------------------------
                                                        2000            1999                2000              1999
                                                     ----------       ---------         -----------      ------------
Net earnings (loss) attributable
     to common shares                                $   69,545       $ (22,700)        $    81,910      $   (106,401)
Investee reconciling items:
  Real estate depreciation                               42,163          51,548              84,560            99,705
  Gains on sale of depreciated property                 (14,318)         (5,360)            (17,605)           (7,865)
  Provision for loss on real estate                      71,000              --              71,000                --
  Unrealized gains, including foreign currency         (113,279)       (101,633)           (110,483)           (5,808)
  EBDADT, net of dividends, from strategic
     investees of SC-U.S. Realty                          8,341           7,770              17,702            15,610
  Other                                                  (1,637)             48                 762             2,141
                                                     ----------        --------           ---------      ------------
                                                         (7,730)        (47,627)             45,936           103,783
                                                     ----------        --------           ---------      ------------

Security Capital reconciling items:
  Deferred tax expense (benefit)                         21,895          30,785              21,108            (4,131)
  Change in accounting principle                             --              --                  --            16,136
  Other                                                   1,058            (474)                143              (657)
                                                     ----------        --------           ---------      ------------
                                                         22,953          30,311              21,251            11,348
                                                     ----------        --------           ---------      ------------
Basic EBDADT                                         $   84,768        $(40,016)          $ 149,097      $      8,730
                                                     ==========        ========           =========      ============

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(5)  INDEBTEDNESS

     Lines of Credit:

         A summary of the lines of credit borrowings as of June 30, 2000, is as follows (in thousands):

                                            Security
                                            Capital       Homestead    Combined
                                            ---------     ---------    --------
         Total lines of credit              $ 470,000     $ 110,000    $ 580,000
         Borrowings outstanding at June 30    175,800        84,500      260,300

         At June 30, 2000, Security Capital had a $470,000,000 unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Borrowings accrue interest at LIBOR plus a margin (1.3% as of June 30, 2000), based upon Security Capital's credit rating, or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). The agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. Commitment fees on the line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty Incorporated ("SC Realty") and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

         On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110,000,000 of total borrowings of which $35,000,000 is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends up to 50% of free cash flow (as defined in the agreement) and requires maintenance of financial ratio and coverage covenants.

         Each  line  of  credit  requires   maintenance  of  certain   financial
covenants. Security Capital, SC Realty, SC Realty Shares Limited and Homestead were in compliance with all such covenants at June 30, 2000.

         During a non-monetary default, no payments other than dividends paid on Security Capital's Series B Preferred Shares, are permitted. Distributions and dividends paid, other than those on Security Capital's Series B Preferred Shares, cannot exceed 50% of the cash flow available for distributions, provided no event of default has occurred and is continuing. In the event of a monetary default, all distributions are prohibited.


Homestead Convertible Mortgage Notes Payable:

         At June 30, 2000, Homestead had outstanding convertible mortgage notes in the principal amount of $221,334,000, all of which were payable to Archstone. The notes are collateralized by 54 Homestead properties. On July 24, 2000, Security Capital exchanged shares of its Archstone stock for cash and the convertible mortgage notes with Archstone (See note 9).

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Belmont Construction Notes Payable:

         At June 30, 2000, Belmont had $63,856,000 in commitments for construction loans. The loans bear interest at rates of 30-day LIBOR plus 2.65% during the construction period and 30-day LIBOR plus 2.35% after certain debt coverage ratios are achieved. The outstanding balance and weighted average interest rate as of June 30, 2000, was $21,508,000 and 8.86%, respectively. The loans have a 3-year term and are secured by deeds of trust on land, building, furniture and fixtures and assignments of rents and leases.

         The terms of the construction loans require Belmont to maintain certain financial ratios. Belmont was in compliance with all such requirements as of June 30, 2000.


Senior Unsecured Notes:

         Security Capital has the following unsecured long-term debt outstanding as of June 30, 2000 (in thousands):

             Principal                            Maturity         Semi-annual interest       Balance Outstanding
               Amount        Interest rate         Date                Payment Dates            June 30, 2000
          ---------------    -------------     -------------    -------------------------     ---------------------
         $        100,000        7.75%           11/15/03       May and November 15           $              99,936
                   14,700        7.66%           12/21/04       March and September 15                       14,702
                    5,000        7.75%           01/11/05       March and September 15                        5,000
                   54,550        7.80%           01/12/05       March and September 15                       54,550
                   25,750        7.80%           01/19/05       March and September 15                       25,750
                  200,000        6.95%           06/15/05       June and December 15                        199,848
                  100,000        7.15%           06/15/07       June and December 15                         99,855
                  200,000        7.70%           06/15/28       June and December 15                        200,000
         ----------------                                                                     ---------------------
         $        700,000                                                                     $             699,641
         ================                                                                     =====================


         All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to treasury security market yields available at redemption.


Convertible Debentures:

         At June 30, 2000, Security Capital had $230,658,000 of 6.5% convertible subordinated debentures due 2016 outstanding. The convertible debentures accrue interest at 6.5% per annum and pay interest semi-annually in June and December. The convertible debentures are convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital can redeem the convertible debentures at par plus accrued interest at any time, upon not less than 60 days nor more than 90 days prior written notice to the holders.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         During the second quarter of 2000, Security Capital exchanged, with an unaffiliated party, 1,589,776 shares of Archstone for $42.5 million face value of convertible debentures, resulting in an extraordinary gain of $6.1 million, net of tax, on the retirement of the convertible debentures.


         Interest:

         Presented below are the interest costs incurred by Security Capital and its consolidated subsidiaries (in thousands):

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                     ---------------------------        ---------------------------
                                                       2000              1999              2000              1999
                                                     ---------         ---------        ---------         ---------
Total interest incurred                              $  31,806         $  37,266        $  64,146         $  72,724
                                                     =========         =========        =========         =========
Homestead and Belmont capitalized
    interest included in total interest incurred     $     582         $   2,184        $   1,135         $   6,624
                                                     =========         =========        =========         =========
Interest paid in cash                                $  49,063         $  53,653        $  61,891         $  66,802
                                                     =========         =========        =========         =========
Amortization of deferred financing costs
    included in interest expense                     $   1,157         $  1,834         $   2,293         $   3,399
                                                     =========         ========         =========         =========


(6)  SHAREHOLDERS' EQUITY

     Share Repurchase Program:

         During 1999, Security Capital's Board of Directors authorized the repurchase of up to $200,000,000 of Class A Shares and Class B Shares of Security Capital. An additional $100,000,000 repurchase program for Class A Shares and Class B Shares was authorized on May 10, 2000. As of June 30, 2000, under the share repurchase programs, Security Capital had repurchased 99,413 Class A Shares and 10,152,247 Class B Shares for a combined purchase price of $200,295,000.

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Per Share Data:

     The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share under SFAS 128 (in thousands, except per share amounts):

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                          ------------------------     ----------------------------
                                                             2000         1999             2000             1999
                                                          ---------    -----------     -----------       ----------
Net income (loss) before extraordinary item
   and change in accounting principle
   attributable to Common Shares-Basic                    $  63,471    $  (22,700)     $    75,758       $  (90,265)
Convertible debenture interest expense, net of tax            2,651            --            5,390               --
                                                          ---------    ----------      -----------       ----------
Net income (loss) before extraordinary item
   and change in accounting principle
   to Common Shares-Diluted                               $  66,122    $  (22,700)     $    81,148       $  (90,265)
                                                          =========    ==========      ===========       ==========
Weighted-average Class B Common
   Shares outstanding-Basic                                 107,950       120,402          109,003          120,420
Increase in shares which would result from:
   Exercise of options and warrants                           1,554            --            1,175               --
   Conversion of convertible debentures                      10,554            --           10,923               --
                                                          ---------    ----------      -----------       ----------
Weighted-average Class B Common
   Shares outstanding-diluted                               120,058       120,402          121,101          120,420
                                                          =========    ==========      ===========      ===========

Per share net earnings (loss) attributable to:
Class B Common Shares before extraordinary
   item and change in accounting principle:
        Basic                                             $    0.59    $    (0.19)     $      0.70      $     (0.75)
                                                          =========    ==========      ===========      ===========
        Diluted                                           $    0.55    $    (0.19)     $      0.67      $     (0.75)
                                                          =========    ==========      ===========      ===========

         For the three months and six months ended June 30, 2000, the convertible debentures are assumed converted as the effect is dilutive. For all periods, the convertible preferred shares are not assumed converted as the effects are anti-dilutive. For loss periods, the options and warrants are not assumed exercised as the effects are anti-dilutive.

(7)      Commitments and Contingencies

         Security Capital and its affiliates have committed to invest up to $518,258,000 in SC-European Realty. As of June 30, 2000, $440,542,000 had been funded by Security Capital and its affiliates. As of June 30, 2000, $92,909,000 had been funded by Security Capital to Belmont and an additional $17,046,000 of unfunded commitments remained. At June 30, 2000, Belmont had approximately $55,075,000 of unfunded commitments for developments under construction.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(8)      Homestead Merger

         On June 8, 2000, Security Capital completed a cash tender offer and a merger for substantially all the publicly-held shares of Homestead's common stock and the associated preferred share purchase rights for $4.10 per share. In connection therewith, Security Capital acquired 15,529,803 shares of Homestead for a total cost of $65,294,000, including acquisition-related costs. Security Capital's ownership in Homestead is now 99.9%.

(9)      Subsequent Events

         On July 24, 2000, Security Capital exchanged with Archstone approximately 17.5 million shares of its Archstone common shares for $178.7 million in cash and $221.3 million face amount of Homestead convertible mortgage notes held by Archstone. After completion of the transaction, Security Capital owned approximately 29.1% of Archstone's outstanding common shares.

         Security Capital recognized a gain on the exchange of the shares of approximately $75.0 million and a gain on the extinguishment of the convertible mortgage notes of $14.7 million, net of tax. Net proceeds of $178.7 million from the sale were used to repay Security Capital's line of credit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of June 30, 2000, and the related consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2000 and 1999, the consolidated statement of shareholders' equity for the six month period ended June 30, 2000, and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other
accountants   on  their  reviews  of  the  financial   statements  of  Archstone
Communities Trust whose total assets represent 21% of the total assets of Security Capital Group Incorporated and subsidiaries as of June 30, 2000, and whose income represents 12% and 15% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the six month period ended June 30, 2000 and 1999, respectively.

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






Chicago, Illinois
August 11, 2000

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

Overview

         The results of operations for each of Security Capital's reportable segments, the Capital Division and the Financial Services Division, are discussed below. These two sections are followed by a discussion of Security Capital's Liquidity and Capital Resources. All three of these sections should be read in conjunction with the consolidated financial statements and accompanying notes thereto and Security Capital's 1999 Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

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

         Equity in Earnings of Unconsolidated Investees

         The equity in earnings of the Capital Division's unconsolidated investees includes changes in unrealized gains or losses for SC-U.S. Realty, SC-Preferred Growth and SC-US Real Estate Shares in 2000. These changes are generated as a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings due to these investees' use of fair value accounting. Fluctuations in market prices do not have an impact on cash flow. Declines in real estate equity security prices in 1999 materially adversely affected Security Capital's equity in earnings of SC-U.S. Realty during 1999 and rising security prices in 2000 have materially positively affected such equity in earnings.

         Presented below is Security Capital's equity in earnings (loss) and common share ownership interest in unconsolidated investees for the periods indicated. Explanations of earnings changes at the investee level, which materially impacted Security Capital's equity in earnings, follow the table (dollar amounts in millions).

                                             Equity in Earnings(Loss)
                                   ----------------------------------------------
                                     Three Months Ended       Six Months Ended              % Ownership
                                          June 30,                June 30,                 as of June 30,
                                   ----------------------     -------------------     ------------------------
                                     2000          1999         2000       1999          2000           1999
                                   --------     ---------     --------  ---------     ---------      ---------
         Archstone                 $   30.7     $    19.7     $   46.1  $    34.3         38.0%          39.1%
         ProLogis                       6.0           4.3         19.8        5.3         30.5%          30.9%
         SC-European Realty            (0.1)         (0.4)         0.6       (0.8)        34.6%          34.6%
         SC-Preferred Growth            7.7           9.5         10.0        5.5          9.3%           9.7%
         SC-U.S. Realty               119.0          96.7        119.6       18.8         40.6%          37.8%
         SC-US Real Estate
          Shares                        2.9            --          4.0         --         24.4%          75.6%
         Strategic Hotel                 --           6.0           --       11.2            --          30.4%
                                   --------      --------     --------   --------
                                   $  166.2      $  135.8     $  200.1   $   74.3
                                   ========      ========     ========   ========

         Archstone

         Archstone's increase in earnings for the three months and six months ended June 30, 2000 compared to the same periods in 1999 were due primarily to increases in gains on dispositions of $28.2 million and $27.0 million, respectively. In addition, for the three and six months ended June 30, 2000 compared to the same periods in 1999, rental revenues increased by $18.4 million and $33.6 million, respectively, which were partially offset by increases in depreciation and interest expense.

         ProLogis

         ProLogis' increase in earnings for the three months ended June 30, 2000 compared to the same period in 1999 was due to an increase in income from its corporate distribution facilities business (which provides build-to-suit services), partially offset by increased foreign currency exchange losses. In March 1999, ProLogis merged with Meridian Industrial Trust. Security Capital continues to be ProLogis' largest shareholder. ProLogis' improved earnings for the six months ended June 30, 2000 over the same period in 1999 were due to additional distribution facilities resulting from the Meridian merger, higher occupancy and an increase in income generated by ProLogis' corporate distribution facilities business.

         SC-European Realty

         SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets. The improvement in earnings for the three months ended June 30, 2000 compared to the same period in 1999 was due to improved operating performance from its storage and parking affiliates offset by realized losses on investment securities. For the six months ended June 30, 2000 compared to the same period in 1999, the improvement in earnings was due primarily to gains on sales of certain assets developed by affiliates. It is expected that earnings for SC-European Realty will increase as additional properties reach stabilization.

         SC-Preferred Growth

         SC-Preferred Growth's increase in earnings for the six months ended June 30, 2000 and a decrease in earnings for the three months ended June 30, 2000, compared to the same periods in 1999, were due primarily to changes in unrealized gains or losses on investments as a result of overall changes in the market prices of its investments.

         SC-U.S. Realty

         SC-U.S. Realty accounts for its investments at fair value; therefore, market value fluctuations affect net income. For the three months ended June 30, 2000, the increase in market prices for its investees were comparable to the same period in 1999. The increase in Security Capital's equity in earnings in SC-U.S. Realty is due to Security Capital's increased ownership position. As of June 30, 2000, Security Capital's ownership position in SC-U.S. Realty increased to 40.6% as SC-U.S. Realty repurchased approximately 13.5% of its outstanding shares since initiating a stock repurchase program in May 1999. SC-U.S. Realty's increase in net earnings for the six months ended June 30, 2000 compared to 1999 is due to market prices of its investees increasing in 2000 and an increase in dividends.

         SC-US Real Estate Shares

         Effective with the first quarter of 2000, Security Capital's ownership of SC-US Real Estate Shares fell below 50% and therefore its earnings are recorded on the equity method in 2000 compared to being consolidated in 1999. The decrease in earnings for the three and six months ended June 30, 2000 compared to the same periods in 1999 were due to Security Capital's decrease in ownership.

         Strategic Hotel

         In September 1999, Security Capital sold its entire ownership in Strategic Hotel for net proceeds of approximately $329 million. As a result of the sale, no equity in earnings from Strategic Hotel were recorded after the second quarter of 1999.

         Consolidated Investments

         Homestead

         The following table sets forth the results of Homestead's operations.

                                                            Homestead Total Portfolio
                                                            -------------------------
                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                            ----------------------      ---------------------------
                                               2000          1999          2000              1999
                                            ----------     --------     ---------         ---------
   Operating Properties                           136           129          136               129
   Average Occupancy                             81.7%         70.9%        76.9%             66.9%
   Average Weekly Rate                           $349          $352         $349              $352
   Weekly Revenue Per Available Room             $285          $250         $269              $236
   Property Operating Margin*                    61.0%         54.1%        59.3%             54.1%

         * Management targets an operating margin of 57% to 59%, but there are no assurances that such margins will be achieved.

         Overall property level results for Homestead are summarized below (in millions):

                                  Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                ----------------------     ---------------------
                                  2000         1999          2000         1999
                                ---------    ---------     -------      --------
         Total Room Revenue     $    67.3    $    54.3     $ 126.8      $  103.3
         Total Room Expense          26.5         25.5        52.0          47.5
                                ---------    ---------     -------      --------
         Net operating income   $    40.8    $    28.8     $  74.8      $   55.8
                                =========    =========     =======      ========

         The increase in net operating income from 1999 to 2000 was due to an increase in occupancy and the number of operating facilities, as well as the impact of restructuring operations in 1999.

         Interest Expense

         Consolidated interest expense was $31.2 million and $63.0 million for the three and six months ended June 30, 2000, respectively, compared to $35.1 million and $66.1 million for the three and six months ended June 30, 1999, respectively. The decrease is due to a decline in debt to $1.57 billion at June 30, 2000 compared to $1.86 billion at June 30, 1999.

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

     Capital Division EBDADT reflects equity in EBDADT before extraordinary items from investees, less allocated general and administrative expenses, interest expense, current income taxes and depreciation. The Capital Division earned $67.2 million and $55.7 million in EBDADT for the three months ended June 30, 2000 and 1999, and earned $125.9 million and $103.8 million for the six months ended June 30, 2000 and 1999.

     Favorable EBDADT performance (before special items) of the Capital Division for the six months ended June 30, 2000 compared to 1999 is primarily attributed to improved operating performance by substantially all investees as described above. Security Capital's equity in EBDADT from Homestead increased by $27.9 million to $37.5 million due to improvement in operations and an increase in Security Capital's ownership from 87.0% at June 30, 1999 to 99.9% at June 30, 2000. In September 1999, Security Capital sold its entire ownership position in Strategic Hotel, and as a result, no equity in EBDADT from Strategic Hotel was recorded after the second quarter of 1999. SC-U.S. Realty's equity in EBDADT increased by 23% in 2000 primarily due to increased operating performance of its investees and as a result of SC-U.S. Realty's stock repurchases which increased Security Capital's ownership from 37.8% at June 30, 1999 to 40.6% at June 30, 2000. Equity in EBDADT for SC-U.S. Realty differs from GAAP equity in earnings because GAAP equity in earnings reflects changes in the fair value of investments, whereas EBDADT does not (SC-U.S. Realty's EBDADT instead reflects the EBDADT performance of its investees).

     The special (charge) credit in 2000 represents the excess of Homestead's 1999 original special charge over current estimates. In the second quarter of 2000, such credit was partially offset by non-capitalizable costs incurred in conjunction with the acquisition by Security Capital of the remaining 13% of Homestead it did not already own. The special charge originally recorded by Homestead in the second quarter of 1999 was for land write-downs, employee severances and other expenses related to terminating its development program.

Financial Services Division

     The primary components of the Financial Services Division are the Capital Markets Group (investment banking and capital raising) and the Global Capital Management Group (management of investments in real estate securities). These two groups are the Financial Services Division's primary earnings generators. In addition, the Corporate Services Group and the Real Estate Research Group enable Security Capital and its affiliates to consolidate certain activities to benefit from economies of scale. All fees paid by affiliates to the Financial Services Division are included for EBDADT purposes. Revenues for the Financial Services Division were earned from the following sources (in millions):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                       -------------------------        ---------------------------
                                                         2000             1999             2000              1999
                                                       ---------       ---------        ---------         ---------
         Capital Markets Group                         $     2.0       $     3.3        $     5.0         $     4.2
         Global Capital Management Group                    14.8            14.5             29.0              28.8
         Corporate Services Group                            3.7             4.1              7.8               9.6
         New Technology Business                             0.1              --              0.2                --
         Real Estate Research Group                          0.2             0.2              0.2               0.4
                                                         -------       ---------        ---------        ----------
            Total Financial Services
                Division Revenues                           20.8            22.1             42.2              43.0
         Less amounts eliminated in
            consolidation                                   (1.1)           (1.5)            (2.3)             (3.3)
                                                         -------       ---------        ---------        ----------
         Consolidated Financial Services
            Division revenues from related parties       $  19.7       $    20.6        $    39.9        $     39.7
                                                         =======       =========        =========        ==========

     The decline in real estate security prices in 1999 adversely affected the growth of assets under management and the pace of capital markets transactions. These factors moderated revenues for the Global Capital Management Group and the Capital Markets Group and future growth in revenues may be affected by changes in real estate security prices.

     During the later half of 1999, the Global Capital Management Group became increasingly successful in adding new investment management clients, which has continued in the first six months of 2000. Assets managed for separate accounts increased from $97 million at June 30, 1999 to $764 million at June 30, 2000. Additionally, during 2000, real estate equity prices have begun to increase, modestly increasing the value of the asset base on which fees are earned, partially offset by the sale of SC-U.S. Realty's special opportunity investments. Assets under management for the Global Capital Management Group as of June 30, 2000 and 1999 are as follows (in millions):

                                                        2000              1999
                                                     ---------         ---------
         SC-European Realty                          $   1,265         $   1,127
         SC-Preferred Growth                             1,012               878
         SC-U.S. Realty                                  2,590             2,888
         Mutual Funds                                      104                84
         Separate Accounts                                 764                97
                                                     ---------         ---------
                                                     $   5,735         $   5,074
                                                     =========         =========

     Partially offsetting the increase in assets under management, average fees earned have declined from 1.21% of assets at June 30, 1999, with no performance incentives, to 1.10% of assets at June 30, 2000, with 5.8% of assets reflecting additional fee opportunities based on performance.

     EBDADT

     Financial  Services  Division  EBDADT  reflects   allocations  of  Security
Capital's G&A, current income taxes and depreciation. EBDADT results were as follows (in millions):

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                     ---------------------------        ---------------------------
                                                       2000              1999             2000              1999
                                                     --------          ---------        ---------         ---------
         Capital Markets Group                       $   (1.2)         $    (0.1)       $    (1.6)        $    (2.8)
         Global Capital Management Group                  7.4                7.0             13.9              12.7
         Corporate Services Group                         0.2               (2.1)             0.1              (3.0)
         New Technology Business                         (1.9)              (0.2)            (2.8)             (0.3)
         Real Estate Research Group                      (0.2)              (0.8)            (0.5)             (1.7)
         Current income tax expense                      (1.2)              (0.2)            (1.5)             (0.6)
                                                     --------          ---------        ---------         ---------
            EBDADT before special items              $    3.1          $     3.6        $     7.6         $     4.3
                                                     ========          =========        =========         =========

     EBDADT results for the three and six month ended June 30, 2000 and 1999 can be attributed to the same factors that impacted Financial Services Division revenues and expenses, as discussed above.


Other Items

     The following items are not specific to either the Capital Division or Financial Services Division, but had an impact on operations as a whole.

     General, administrative and other expenses

     General, administrative and other expenses decreased during the three and six months ended June 30, 2000 to $10.9 million and $21.8 million, respectively, compared to $18.1 million and $34.3 million for same periods in 1999, respectively. For the three and six months ended June 30, 2000, $4.6 million and $9.4 million, respectively, relate only to Security Capital, excluding Homestead and Belmont compared to $9.1 million and $15.8 million for the same periods in 1999. The decrease from 1999 to 2000 resulted primarily from personnel reductions resulting from automation of various processes and other cost controls by Security Capital.

     Annualized overhead for Security Capital, excluding Homestead, Belmont and the New Technology Business, decreased from $84.7 million as of December 31, 1999 to $76.9 million as of June 30, 2000. The annualized amounts for the second quarter of 2000 were $1.1 million for the Capital Division, $52.9 million for the Financial Services Division and $22.9 million for general and administrative.

     Provision for Income Taxes

     The effective tax rate for the first six months of 2000 varied from the expected corporate tax rate of 35% primarily due to reduction in the valuation reserve relating to a capital loss carryforward due to a capital gain recognized in the second and third quarters of 2000 and non-taxable earnings of a foreign subsidiary.

     The effective tax rate benefit for the first six months of 1999 was lower than the expected corporate tax rate of 35% primarily due to losses in subsidiaries which are consolidated for financial reporting purposes, but not for tax purposes.

     Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return on capital.

     Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at June 30, 2000, was as follows (in thousands):

                  Archstone(1)                                         $724,085
                  ProLogis                                              635,638
                  SC-European Realty                                    440,548
                  SC-U.S. Realty                                        733,645
                  SC-Preferred Growth                                    78,137
                  Homestead(2)                                          619,341
                  Belmont                                                70,262

     (1) On June 24, 2000, Security Capital disposed of approximately 17.5 million shares of Archstone reducing the tax basis by approximately $239.2 million. See note 9 "Subsequent Events" in the Notes to Consolidated Financial Statements.
     (2) Reflects underlying estimated tax basis if assets are sold.


Liquidity and Capital Resources


     Investment Activity

     Security Capital's investment activity primarily consists of allocations to and redemptions from its capital in its various affiliates. The following table summarizes Security Capital's capital allocations to and (redemptions from) its primary investments (in thousands):

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                     ----------------------------       --------------------------
                                                        2000              1999             2000              1999
                                                     ----------        ----------       --------          --------
         Archstone                                   $  (32,690)       $       --       $(32,690)         $     --
         SC-US Real Estate Shares                        (6,000)           (6,128)        (7,250)          (32,666)
         SC-European Real Estate Shares                      --            (3,381)            --            (3,381)
         Security Capital U.S.Realty                         --             1,686             --             1,686
         Real estate investments:
            Homestead                                     2,497            28,121          4,055            76,903
            Belmont                                      13,082            10,451         19,247            13,361
         Homestead proceeds from sale of land            (9,626)               --        (19,622)               --

Real estate investments reflect development activity at Homestead and Belmont.

     Financing Activity

     Security Capital decreased its total debt by $0.7 million from December 31, 1999, as a result of retirements of $48.3 million face value of convertible debentures offset by increases of $44.0 million on its lines of credit balances and issuance of an additional $5.5 million Belmont construction notes. In addition, Security Capital repurchased $81.2 million of common stock during 2000 as discussed below.

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

     Excluding Homestead and Belmont, Security Capital's June 30, 2000, debt-to-total-capitalization ratio was 51%. The average maturity of Security Capital's $930.3 million of fixed rate indebtedness (excluding Homestead and Belmont) is 12.6 years, at an average fixed rate of 7.2%. The maximum maturity in any year is $285 million in 2005.

     Cash from Operations

     Cash provided by operating activities increased by $47.0 million in the first six months of 2000 compared to the first six months of 1999. This increase is primarily due to a $23.5 million increase in Homestead's room revenues, and reductions in Financial Services Division expenses as well as general and administrative and other expenses of $6.9 million and $12.5 million, respectively.

     Stock and Debenture Repurchase Programs

     Security Capital's board has authorized a total expenditure of $300 million for the common share repurchase program and $60 million for the debenture repurchase program. As of August 1, 2000, Security Capital had repurchased $200 million of Class B common stock equivalents (comprised of Class A Shares and Class B Shares). As of August 1, 2000, Security Capital also repurchased $60 million of 6.5% convertible subordinated debentures ($80.5 million principal amount).

     Derivative Financial Instruments

     As of June 30, 2000 and 1999, Security Capital had no derivative financial instruments.

     Future Capital Commitments and Liquidity

     Security Capital and its subsidiaries have a remaining funding commitment of $77.7 million to SC-European Realty, as of June 30, 2000. In addition, as of June 30, 2000, Security Capital has committed to invest an additional $17.0 million in Belmont.

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

     Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its future business needs. However, due to the risks of operation of lodging properties, including competitive pressures, rates, occupancies, and costs of operation, there can be no assurance of adequate future cash flow generation. In addition, Homestead may generate cash flow from the sale of its remaining land sites and properties held for sale, but no assurance can be given that such sales will occur or provide significant net proceeds.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

        See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. As of June 30, 2000, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Security Capital's 1999 Form 10-K, as compared to their respective book values.


PART II

Item 1. Legal Proceedings

     As a result of the announcement on March 23, 2000, of Security Capital's proposal to Homestead to purchase all shares of Homestead common stock not already owned by Security Capital for $3.40 per share, and before the Homestead Board of Directors took any action with respect to the proposal, several lawsuits were filed against Homestead, Security Capital and Homestead's directors. Homestead, Security Capital, and Homestead's directors have been named as defendants in four purported stockholder class actions. Three of these actions have been filed in the Circuit Court for Baltimore City, Maryland, and are captioned Earl Joseph Maisonneuve v. Eugene B. Vesell, et al.; Robert Merritt v. Security Capital Group Incorporated; and Harold McClintock v. C. Ronald Blankenship, et al. One of these actions has been filed in the Circuit Court for Montgomery County, Maryland, and is captioned Aaron Rubin v. Homestead Village, Inc. et al. The allegations in all four cases (the "Actions") are substantially similar, and each complaint in the Actions alleges that (a) Security Capital's proposal of $3.40 in cash per share was unfair, (b) Security Capital and the Homestead directors were breaching their duties to the stockholders of Homestead not affiliated with Security Capital in connection with the Homestead proposal, and (c) appropriate steps were not being taken to insure that the stockholders of Homestead not affiliated with Security Capital would receive fair value for their Homestead shares in any transaction that might occur. As relief, the complaints in the Actions sought, among other things, damages in an unspecified amount and rescission of the transaction, if effected. In addition, the action brought by Harold McClintock was also filed in a Georgia court and is captioned Harold McClintock v. C. Ronald Blankenship. The plaintiff has filed a motion to dismiss the Georgia action; however, the court has not yet granted the motion.

     In May 2000, Security Capital increased its offer price to $4.10 per share and Homestead and Security Capital executed an agreement of merger. On May 2, 2000, as the result of negotiations between counsel for parties in the Actions, a memorandum of understanding was entered into among counsel for the parties providing for the settlement of the Actions in exchange for payment of fees and expenses of plaintiffs' counsel, subject to Court approval, among other things.

Item 4. Submission of Matters to a Vote of Security Holders

        Security Capital held its annual meeting of shareholders on May 25,2000. On the record date of March 31, 2000, there were outstanding 1,190,361.5 Class A Shares, 50,436,681 Class B Shares and 257,642 Series B Preferred Shares. Each Class A Share is entitled to one vote, each Class B Share is entitled to .005 of a vote, and each Series B Preferred Share is entitled to .0641 of a vote. A total of 746,435 Class A Shares, 38,505,530 Class B Shares, and 257,642 Series B Preferred Shares were voted, for a total of 955,478 votes.

        The shareholders of Security Capital elected the following Class I Directors to serve three-year terms expiring in 2003 by the following votes:

  952,651 votes for the election of C. Ronald Blankenship (3,017 votes against); 951,950 votes for the election of Samuel W. Bodman (3,718 votes against); 952,676 votes for the election of Hermann Buerger (2,992 votes against); and, 952,576 votes for the election of John P. Frazee, Jr. (3,092 votes against).


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 Purchase and Sale Agreement dated as of July 19, 2000 between Archstone Communities Trust and Security Capital (includes Amendment No. 2 to the Third Amended and Restated Investor Agreement, by and between Archstone Communities Trust and Security Capital, dated as of September 9, 1997, and amended by Amendment No. 1, thereto dated as of July 7, 1999). (Previously filed as Exhibit 1 to Schedule 13D Amendment No. 29 filed by Security Capital Group Incorporated with respect to Archstone Communities Trust on July 24, 2000).

         12.1  Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated August 11, 2000, regarding unaudited financial information

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


                                        SECURITY CAPITAL GROUP INCORPORATED




                                                /s/ Paul E. Szurek
                                        ---------------------------------------
                                        Paul E. Szurek, Chief Financial Officer
                                            (Principal Financial Officer)






                                                /s/ James C. Swaim
                                        ----------------------------------------
                                        James C. Swaim, Senior Vice President
                                            (Principal Accounting Officer)






Date:  August 14, 2000