Form 10-Q
period 2000-09-30
SECURITY CAPITAL GROUP INC/
filed 2000-11-14
CIK 923687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number 1-13355


                       SECURITY CAPITAL GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


                    Maryland                                  36-3692698
     (State or other jurisdiction of incorporation         (I.R.S. Employer
                   or organization)                        Identification No.)


   125 Lincoln Avenue, Santa Fe, New Mexico                       87501
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
Yes    X       No
      ----         ----


    The number of shares outstanding of the Registrant's common stock as of
                             November 8, 2000 was:
            Class A Common Shares, $.01 par value - 1,043,969 shares
           Class B Common Shares, $.01 par value - 50,794,625 shares

                       SECURITY CAPITAL GROUP INCORPORATED

                                      INDEX


                                                                        Page
                                                                       Number(s)
                                                                       ---------
PART I.  Financial Information

 Item 1. Consolidated Financial Statements
         Consolidated Balance Sheets - September 30, 2000 (unaudited) and
             December 31, 1999..............................................   1

         Consolidated Statements of Operations and Comprehensive Income -
             Three and nine months ended September 30, 2000 and 1999
             (unaudited)....................................................   2

         Consolidated Statements of Cash Flows - Nine months ended
             September  30, 2000 and 1999 (unaudited).......................   4

         Notes to Consolidated Financial Statements (unaudited).............   6

         Report of Independent Public Accountants...........................  13

 Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  14

 Item 3. Quantitative and Qualitative Disclosure About Market Risk..........  21


PART II. Other Information

 Item 1. Legal Proceedings..................................................  21

 Item 6. Exhibits and Reports on Form 8-K...................................  22

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  September 30,       December 31,
                                                                                      2000                1999
                                                                                  -------------      --------------
                                         ASSETS                                    (unaudited)
                                         ------
Investments, at equity:
       Archstone Communities Trust                                                $     549,546      $      826,957
       ProLogis Trust                                                                   560,698             591,449
       Security Capital European Realty                                                 377,529             419,039
       Security Capital Preferred Growth Incorporated                                    90,662              75,504
       Security Capital U.S. Realty                                                     871,982             746,449
       SC-US Real Estate Shares                                                          14,351                  --
                                                                                  -------------      --------------
                                                                                      2,464,768           2,659,398
                                                                                  -------------      --------------
Real estate, less accumulated depreciation                                              987,198           1,073,474
Investments in publicly traded real estate securities, at market value                   10,148              10,505
SC-US Real Estate Shares, at market value                                                    --              49,466
                                                                                  -------------      --------------
                Total real estate investments                                         3,462,114           3,792,843
Cash and cash equivalents                                                                48,058              30,567
Other assets                                                                            127,380             133,741
                                                                                  -------------      --------------
                Total assets                                                      $   3,637,552      $    3,957,151
                                                                                  =============      ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Liabilities:
       Lines of credit                                                            $      70,500      $      216,349
       Mortgage and construction notes payable                                           26,115             237,356
       Long-term debt                                                                   699,658             699,606
       Convertible debentures                                                           230,742             278,951
       Capital lease obligation                                                         138,012             140,854
       Accounts payable and accrued expenses                                            159,729              96,300
       Deferred income taxes                                                             32,194              12,225
                                                                                  -------------      --------------
                Total liabilities                                                     1,356,950           1,681,641

Minority interests                                                                           62              94,723

Shareholders' Equity:
       Class A Common  Shares,  $.01 par value;  20,000,000  shares  authorized;
           1,085,172 and 1,218,411 shares issued and outstanding in
           2000 and 1999, respectively                                                       11                  12
       Class B Common Shares, $.01 par value; 229,537,385 shares authorized;
           53,483,797 and 52,695,620 shares issued and outstanding in
           2000 and 1999, respectively                                                      535                 527
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2000 and 1999; stated liquidation preference of
           $1,000 per share                                                             257,642             257,642
       Additional paid-in capital                                                     2,213,546           2,308,274
       Accumulated other comprehensive loss                                             (50,091)            (12,020)
       Accumulated deficit                                                             (141,103)           (373,648)
                                                                                  -------------      --------------
                Total shareholders' equity                                            2,280,540           2,180,787
                                                                                  -------------      --------------
                Total liabilities and shareholders' equity                        $   3,637,552      $    3,957,151
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                     ---------------------------        ----------------------------
                                                        2000              1999             2000               1999
                                                     ---------         ---------        ----------         ---------
INCOME:
Equity in earnings (loss) of:
       Archstone Communities Trust                   $  25,248         $  25,449        $  71,361          $  59,758
       ProLogis Trust                                   14,749            24,536           34,539             29,861
       Security Capital European Realty                  1,384            (1,858)           1,968             (2,691)
       Security Capital Preferred Growth
          Incorporated                                   8,860            (2,535)          18,861              2,980
       Security Capital U.S. Realty                     33,511           (61,537)         153,066            (42,779)
       SC-US Real Estate Shares                          2,041                --            6,077                 --
       Strategic Hotel Capital Incorporated                 --                --               --             11,247
Realized capital gains, net                            117,104               144          125,685              1,038
Change in unrealized gain (loss) on investments           (120)              697             (165)             1,643
Financial Services Division revenues from
    related parties                                     24,718            34,788           64,638             74,525
Property revenue                                        72,210            61,168          204,303            165,589
Other income, net                                        1,536            (4,429)           4,235              6,444
                                                     ---------         ---------        ---------          ---------
                                                       301,241            76,423          684,568            307,615
                                                     ---------         ---------        ---------          ---------
EXPENSES:
Financial Services Division expenses                    18,771            26,724           51,574             66,458
General, administrative and other expenses              10,917            11,742           32,730             46,019
Depreciation and amortization                           10,498            10,375           34,358             32,785
Interest expense                                        25,451            35,233           88,462            101,333
Property expenses                                       29,999            23,015           86,688             74,053
Provision for loss on real estate                           --                --           71,000                 --
Homestead special charge (credit)                         (337)               --           (1,519)            65,296
Provision for loss on sale of Strategic Hotel               --                --               --             55,245
                                                     ---------         ---------        ---------          ---------
                                                        95,299           107,089          363,293            441,189
                                                     ---------         ---------        ---------          ---------
Earnings (loss) from operations                        205,942           (30,666)         321,275           (133,574)

Provision for income tax expense (benefit)              66,456           (14,758)          94,865            (15,579)
Minority interests in net earnings
        (loss) of subsidiaries                               4                30            2,153            (20,809)
                                                     ---------         ---------        ---------          ---------
Earnings (loss) before extraordinary item and
    change in accounting principle                     139,482           (15,938)         224,257            (97,186)
       Extraordinary item - gain on early
           extinguishment of debt, net of tax           15,662                --           21,814                 --
       Change in accounting principle - cumulative
           effect on prior years of expensing costs
           of start-up activities, net of minority
           interest                                         --                --               --             (16,136)
                                                     ---------         ---------        ---------           ---------
Net earnings (loss)                                    155,144           (15,938)         246,071            (113,322)
   Less Preferred Share dividends                       (4,509)           (4,509)         (13,526)            (13,526)
                                                     ---------         ---------        ---------           ---------
Net earnings (loss) attributable to common shares   $  150,635         $ (20,447)       $ 232,545           $(126,848)
                                                    ==========         =========        =========           =========
Other comprehensive income (loss):
   Foreign currency translation adjustments            (20,024)           12,902          (38,071)            (13,127)
                                                    ----------         ---------        ---------           ---------
Comprehensive income (loss)                         $  130,611         $  (7,545)       $ 194,474           $(139,975)
                                                    ==========         =========        =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                               September 30,                      September 30,
                                                     ----------------------------       ----------------------------
                                                       2000               1999            2000               1999
                                                     --------          ----------       ---------         ----------
Earnings (loss) per share:
       Basic earnings (loss) before extraordinary
          item and change in accounting principle    $   1.25          $    (0.17)      $    1.93         $    (0.92)
       Extraordinary item-gain on early
          extinguishment of debt, net of tax         $   0.15          $       --       $    0.21         $       --
       Change in accounting principle-cumulative
          effect of expensing cost of start-up
          activities                                 $      --         $       --       $       --        $    (0.13)
                                                     ---------         ----------       ----------        ----------
       Basic net earnings (loss) attributable to
          common shares                              $    1.40         $    (0.17)      $     2.14        $    (1.05)
                                                     =========         ==========       ==========        ==========

       Diluted earnings (loss) before extraordinary
          item and change in accounting principle    $    1.12         $    (0.17)      $     1.81        $    (0.92)
       Extraordinary item-gain on early
          extinguishment of debt, net of tax         $    0.12         $       --       $     0.18        $       --
       Change in accounting principle-cumulative
          effect of expensing cost of start-up
          activities                                 $      --         $       --       $       --        $    (0.13)
                                                     ---------         ----------       ----------        ----------
       Diluted net earnings (loss) attributable to
          common shares                              $    1.24         $    (0.17)      $     1.99        $    (1.05)
                                                      ========         ==========       ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                ---------        -----------
Operating Activities:
       Net earnings (loss)                                                      $ 246,071        $  (113,322)
       Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
           Deferred income tax expense (benefit)                                   47,899            (23,245)
           Minority interests                                                       2,153            (20,809)
           Gain on early extinguishment of debt, net of tax                       (21,814)                --
           Cumulative effect on prior years of expensing costs of
             start-up activities, net of minority interests                            --             16,136
           Equity in earnings of unconsolidated investees in excess
             of distributions                                                    (175,907)            61,103
           Realized capital gains, net                                           (125,685)            (1,038)
           Depreciation and amortization                                           34,358             32,785
           Provision for loss on real estate                                       71,000                 --
           Homestead special charge                                                    --             51,587
           Provision for loss on sale of Strategic Hotel                               --             55,245
           Other                                                                    2,370                133
       (Increase) decrease in other assets                                          3,677             (6,682)
       Increase in accounts payable and accrued expenses                           64,180             47,015
       Net operating cash flows of SC-US Real Estate Shares                            --              2,727
                                                                                ---------        -----------
                Net cash flows provided by operating activities                   148,302            101,635
                                                                                ---------        -----------
Investing Activities:
       Real estate investments                                                    (45,246)          (112,366)
       Proceeds from sale of land                                                  22,089              6,346
       Purchase of minority interest in Homestead                                 (65,319)               --
       Redemptions from (investments in):
           Security Capital U.S. Realty                                                --             (1,686)
           Archstone Communities Trust                                            178,666                 --
           SC-US Real Estate Shares                                                16,250              6,861
           Strategic Hotel                                                             --            329,451
           European Realty                                                             --            (25,928)
       Other                                                                       (2,329)            (1,681)
       Net investing cash flows of SC-US Real Estate Shares                            --             36,721
                                                                                ---------        -----------
              Net cash flows provided by investing activities                     104,111            237,718
                                                                                ---------        -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                             -----------------------------
                                                                                  2000             1999
                                                                             ------------      -----------
Financing Activities:
       Proceeds from lines of credit                                         $    265,900      $   355,730
       Payments on lines of credit                                               (411,749)        (683,160)
       Proceeds from mortgage notes                                                10,093            7,282
       Proceeds from long-term debt offerings                                          --           85,317
       Payments on mortgage notes                                                      --         (122,028)
       Proceeds from issuance of shares to minority
          interest holders                                                             --           17,357
       Repurchase of common shares                                                (84,146)         (21,020)
       Preferred dividends paid                                                   (13,526)         (13,526)
       Sale of real estate, net                                                        --          127,261
       Other                                                                       (1,494)          (7,029)
       Net financing cash flows of SC-US Real Estate Shares                            --             (538)
                                                                             ------------      -----------
                Net cash flows used in financing activities                      (234,922)        (254,354)
                                                                             ------------      -----------
Net increase in cash and cash equivalents                                          17,491           84,999
Cash and cash equivalents, beginning of period                                     30,567           13,209
                                                                             ------------      -----------
Cash and cash equivalents, end of period                                     $     48,058      $    98,208
                                                                             ============      ===========
Non-Cash Investing and Financing Activities:
   Increase in property and equipment and lease obligation
      from capital lease                                                     $         --      $   145,000
                                                                             ============      ===========
   Effect of affiliate's sale of shares                                      $     13,756      $        --
                                                                             ============      ===========
   Exchange of Convertible Debentures for Archstone shares                   $     42,500      $        --
                                                                             ============      ===========
   Homestead convertible mortgages received and extinguished,
      as consideration for Archstone shares                                  $    221,334      $        --
                                                                             ============      ===========

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 1999 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2000 presentation. The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

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

         The consolidated financial statements of Security Capital as of September 30, 2000, are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 1999 audited consolidated financial statements contained in Security Capital's 1999 Annual Report on Form 10-K.

     Restatement of prior period results

         As discussed in Security Capital's 1999 Annual Report in Form 10-K, SC-European Realty changed its basis of accounting from fair value accounting to historical cost accounting. Under generally accepted accounting principles ("GAAP"), such a change in accounting requires a restatement of all prior periods so that the results of those periods are reported as if this change had been made retroactive to the entity's inception. Accordingly, Security Capital has restated its September 30, 1999 consolidated financial statements.

         Security Capital accounts for its investment in SC-European Realty by the equity method. The impact of this restatement on Security Capital's financial statements for the nine months ended September 30, 1999, is as follows (in thousands, except per share data):

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                 As Previously
                                                                    Reported          Restated
                                                                 -------------      ------------
         Consolidated Statement of Operations and
            Comprehensive Income:
               Revenues, including equity in earnings            $     296,119      $    307,615
               Loss from operations                                   (145,239)         (133,574)
               Net loss attributable to common shares                 (134,296)         (126,848)
               Basic loss per Class B Share                      $       (1.12)     $      (1.05)
               Diluted loss per Class B Share                    $       (1.12)     $      (1.05)

     Real Estate and Depreciation

         Real estate is stated at cost. Direct and certain related indirect costs associated with the successful acquisition and development of land are capitalized. Costs associated with unsuccessful land acquisitions are expensed at the time the pursuit is abandoned. Maintenance and repairs are charged to operations as incurred.

         Properties under the capital lease at Homestead are stated at the net present value of minimum lease payments, and are being amortized over the approximate 17-year lease term. Renewals and improvements are funded by monies paid into an escrow account for that purpose, and, as ownership of the leased properties and equipment and the renewals and improvements escrow account remain with the lessor at the end of the lease, no such amounts are capitalized.

(2)      Dividends and Interest Income

         Security Capital received dividends and interest (Strategic Hotel Capital ("Strategic Hotel") only in 1999) from its investees as follows (in thousands, except per share amounts):

                                                                   Dividends and Interest Received
                                                  ------------------------------------------------------------------
                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                                  --------------------------           -----------------------------
                                                     2000            1999                 2000               1999
                                                  ----------      ----------           ----------        -----------
Dividends:
         Archstone                                $    13,656      $   20,180           $   55,040        $   60,540
         Homestead                                     12,500              --               37,500                --
         ProLogis                                      16,718          16,328               50,153            48,541
         SC-European Real Estate Shares                    --              --                   51               143
         SC-Preferred Growth                            1,323           1,299                3,969             3,857
         SC-US Real Estate Shares                         208             473                  803             1,732
                                                   ----------      ----------           ----------        ----------
                                                       44,405          38,280              147,516           114,813
                                                   ----------      ----------           ----------        ----------
Interest:
         Homestead                                      3,871              --                3,871                --
         Strategic Hotel                                   --              --                   --             6,541
                                                   ----------      ----------         ------------       -----------
                                                   $   48,276      $   38,280         $    151,387       $   121,354
                                                   ==========      ==========         ============       ===========


                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                     Dividend Amount Per Investee Share
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                   --------------------------           ----------------------------
                                                      2000            1999                 2000              1999
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone                                 $   0.3850      $   0.3700           $   1.1550        $   1.1100
         Homestead                                     0.1041              --               0.3124                --
         ProLogis                                      0.3350          0.3272               1.0050            0.9727
         SC-European Real Estate Shares                    --              --               0.0501            0.1355
         SC-Preferred Growth                           0.3350          0.3300               1.0050            0.9800
         SC-US Real Estate Shares                      0.1548          0.1225               0.4035            0.3642

On July 24, 2000, Security Capital exchanged with Archstone approximately 17.5 million shares of its Archstone common shares for $178.7 million in cash and $221.3 million face amount of Homestead convertible mortgage notes held by Archstone (valued at $205.2 million). Immediately after completion of the transaction, Security Capital owned approximately 29.1% of Archstone's outstanding common shares.

(3)      Real Estate Investments

         At September 30, 2000 and December 31, 1999, the composition of real estate was:

                                                 Estimated
                                                   Useful                September 30,              December 31,
                                                    Lives                     2000                       1999
                                            ------------------         -----------------         ------------------
Extended Stay Lodging properties:
    Land                                                    --         $         161,013         $          197,226
    Buildings and improvements                   20 - 40 years                   489,072                    616,187
    Furniture, fixtures and equipment             3 - 10 years                    65,814                     88,145
                                                                       -----------------         ------------------
        Subtotal, owned properties                                               715,899                    901,558
Properties under a capital lease                      17 years                   145,000                    145,000
                                                                       -----------------         ------------------
                                                                                 860,899                  1,046,558
Less accumulated depreciation                                                    (76,766)                   (72,008)
Properties held for sale                                                          90,347                     22,960
                                                                       -----------------         ------------------
                                                                                 874,480                    997,510

Senior assisted living properties                20 - 40 years                   112,718                     75,964
                                                                       -----------------         ------------------

                                                                       $         987,198         $        1,073,474
                                                                       =================         ==================

     In June 2000, certain extended stay lodging properties were classified as held for sale and a provision for loss of $71 million was recorded to reduce the properties' carrying value to their estimated fair value, less cost to sell. The earnings from operations for these properties, which are included in Security Capital's earnings from operations for the nine months ended September 30, 2000 and 1999, are $12.1 million and $10.9 million, respectively, and $3.7 million and $3.9 million for the three months ended September 30, 2000 and 1999, respectively.

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

     Presented below is a statement of EBDADT by reportable segment (in thousands):

                                                          Three Months Ended,                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                         2000             1999              2000             1999
                                                     ----------        ---------        ----------       ----------
Capital Division:
  Equity in Investees' EBDADT(1)                     $  104,027        $  85,546        $  296,221       $  260,807
                                                     ----------        ---------        ----------       ----------

  Capital Division EBDADT(2)                             80,288           50,035           205,222          153,784
                                                     ----------        ---------        ----------       ----------

Financial Services Division:
  Revenues                                               25,945           36,136            68,129           79,168
                                                     ----------        ---------        ----------       ----------

  Financial Services Division EBDADT                      6,046           10,123            14,696           14,404
                                                     ----------        ---------        ----------       ----------

EBDADT before special items                              86,334           60,158           219,918          168,188
   Realized gains (losses)                                  217               46              (351)           1,613
   Extraordinary gain on retirement of debt,
       net of tax                                            --               --             6,152               --
   Gain on sale of Archstone stock, net of tax           94,101               --           102,848               --
   Homestead special (charge) credit(3)                     337               --             1,519          (45,581)
   Strategic Hotel provision                                 --               --                --          (55,288)
                                                     ----------        ---------        ----------       ----------
Basic EBDADT                                         $  180,989        $  60,204        $  330,086       $   68,932

Investee reconciling items:
  Real estate depreciation                             (37,491)          (40,786)         (122,051)        (140,491)
  Gains on sale of depreciated property                 12,309            19,478            29,914           27,343
  Provision for loss on real estate                         --                --           (71,000)              --
  Unrealized gains, including foreign currency          33,735           (72,411)          144,218          (66,603)
  EBDADT, net of dividends, from strategic
     investees of SC-U.S. Realty                       (10,482)           (6,501)          (28,184)         (22,111)
  Other                                                 (2,548)           (1,640)           (3,310)          (3,779)
                                                     ---------         ---------        ----------      -----------
                                                        (4,477)         (101,860)          (50,413)        (205,641)
                                                     ---------          --------        ----------      -----------

Security Capital reconciling items:
  Deferred tax expense (benefit)                        (26,791)          19,114             (47,899)        23,245
  Change in accounting principle                             --               --                 --         (16,136)
  Other                                                     914            2,095                771           2,752
                                                     ----------        ---------        -----------     -----------
Net earnings (loss) attributable
     to common shares                                $  150,635        $ (20,447)       $   232,545     $  (126,848)
                                                     ==========        =========        ===========     ===========

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) 1999 equity in Capital Division EBDADT has been restated to conform 1999 results with the new definition of Funds From Operations, which was revised by the National Association of Real Estate Investment Trusts effective January 1, 2000. In addition, SC-U.S. Realty restated its 1999 results to reflect discontinued operations at one of its investees.
(2) For purposes of calculating Capital Division EBDADT, Security Capital applies all interest expense, preferred share dividends and similar charges for invested capital to the Capital Division. Capital Division's operating expenses include the direct costs of personnel assigned to the Capital Division plus a proportionate share of general and administrative costs based on revenues.
(3) The special (charge) credit in 2000 represents the excess of Homestead's 1999 original special charge over current estimates. The special charge originally recorded by Homestead through the third quarter of 1999 was for land write-downs, employee severances and other expenses related to terminating its development program.


(5)  Indebtedness

         A summary of indebtedness as of September 30, 2000, is as follows (in thousands):

                                     Security
                                     Capital         Belmont      Homestead       Total
                                    -----------    ----------   -------------  -----------
         Lines of credit            $        --    $       --   $      70,500  $    70,500
         Mortgage and construction
              notes payable                  --        26,115              --       26,115
         Long-term debt                 699,658            --              --      699,658
         Convertible debentures         230,742            --              --      230,742
         Capital lease obligation            --            --         138,012      138,012

         On July 24, 2000, Security Capital exchanged shares of its Archstone stock for cash and the Homestead mortgage notes with Archstone (see note 2). As a result of the transaction, the Homestead mortgage notes are eliminated in consolidation and an extraordinary gain of $15.7 million, net of tax, was recorded.

         During the second quarter of 2000, Security Capital exchanged, with an unaffiliated party, 1,589,776 shares of Archstone for $42.5 million face value of convertible debentures, resulting in an extraordinary gain of $6.1 million, net of tax, on the retirement of the convertible debentures.


(6)  Shareholders' Equity

     Share Repurchase Program:

         On September 26, 2000, Security Capital's Board of Directors authorized an additional $350 million for stock repurchases (including up to $200 million for payments to dissenting shareholders who properly elect to receive cash in Security Capital's planned acquisition of U.S. Realty (see note 9)). This authorization is in addition to the $100 million authorization approved on May 10, 2000. As of September 30, 2000, under the share repurchase programs, Security Capital had repurchased 102,413 Class A Shares and 10,154,847 Class B Shares for a combined purchase price of $203,194,000.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Affiliate Sale of Security Capital Shares:

         In March 2000, SC-U.S. Realty sold its holding in Security Capital's common stock to an unrelated party at a loss of $52,987,000. Security Capital's pro rata portion of this loss ($21,163,000) was recorded as a reduction to additional paid-in capital.

Per Share Data:

         The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share (in thousands, except per share amounts):

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                          ------------------------      ------------------------
                                                             2000          1999            2000          1999
                                                          ----------   -----------      ----------    ----------
Net income (loss) before extraordinary item
   and change in accounting principle
   attributable to Common Shares-Basic                    $ 134,973    $   (20,447)     $  210,731    $ (110,712)
Convertible debenture interest expense, net of tax            2,560             --           7,950            --
Preferred share dividends                                     4,509             --              --            --
                                                           --------    -----------      ----------    ----------
Net income (loss) before extraordinary item
   and change in accounting principle
   attributable to Common Shares-Diluted                  $ 142,042    $   (20,447)     $  218,681    $ (110,712)
                                                          =========    ===========      ==========    ==========
Weighted-average Class B Common
   Shares outstanding-Basic                                 107,879        120,414         108,625       120,418
Increase in shares which would result from:
   Exercise of options and warrants                           1,989             --           1,424            --
   Conversion of convertible debentures                      10,224             --          10,689            --
   Conversion of Preferred B Shares                           6,606             --              --            --
                                                          ---------    -----------      ----------     ---------
Weighted-average Class B Common
   Shares outstanding-Diluted                               126,698        120,414         120,738       120,418
                                                          =========    ===========      ==========     =========

         For the three months and nine months ended September 30, 2000, the convertible debentures are assumed converted as the effect is dilutive. The convertible preferred shares are not assumed converted in 1999 and for the nine months ended September 30, 2000, as the effects are anti-dilutive. For loss periods, the options and warrants are not assumed exercised as the effects are anti-dilutive.

(7)      Commitments and Contingencies

         Security Capital and its affiliates have committed to invest up to $518,258,000 in Security Capital European Realty. As of September 30, 2000, $440,542,000 had been funded by Security Capital and its affiliates. As of September 30, 2000, $101,826,000 had been funded by Security Capital to Belmont and an additional $8,129,000 of unfunded commitments remained. At September 30, 2000, Belmont had approximately $41,184,000 of unfunded commitments for developments under construction.

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

(9)      U.S. Realty Combination

         On September 26, 2000, Security Capital Group Incorporated, SC Realty Incorporated, an indirect wholly owned subsidiary of Security Capital Group, and Security Capital U.S. Realty ("U.S. Realty"), an entity formed under the laws of Luxembourg as a Societe d' Investissement a Capital Fixe, entered into a definitive Transaction Agreement, providing for, among other things:

         o The purchase by SC-Realty of all of the assets of U.S. Realty, which will consist primarily of the outstanding capital stock of Security Capital Holdings S.A., a Luxembourg corporation ("Holdings"), in exchange for shares of Class B Common Stock of Security Capital Group ("Class B Common Shares"), and cash to fund payments to dissenting stockholders and to satisfy and discharge the Indenture under which U.S. Realty's outstanding 2% Senior Unsecured Convertible Notes Due 2003 were issued.

         o The distribution to stockholders of U.S. Realty, in respect of each share of common stock of U.S. Realty, of 1.15 Class B Common Shares or, as to stockholders who vote their shares against the transaction proposal to be submitted to U.S. Realty stockholders and validly elect to receive cash instead of Class B Common Shares, an amount of cash equal to the product of 1.15 multiplied by the average of the daily high and low per share sales prices of the Class B Common Shares on the New York Stock Exchange during the fifteen trading days ending on the sixth trading day before the U.S. Realty stockholder meeting called to consider the transaction, net of any required withholding taxes. U.S. Realty will then be liquidated. Security Capital must make available up to $200 million for dissenting U.S. Realty shareholders that elect to receive cash in lieu of Class B Common Shares. Security Capital will not be obligated to proceed with the transaction should shareholder elections require cash payments in excess of $200 million.

         The transition is subject to approval by the U.S. Realty shareholders and the issuance of the Class B Common Shares is subject to approval by the Security Capital shareholders. The transaction is also subject to various conditions to closing.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital Group Incorporated:

We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of September 30, 2000, and the related consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust whose total assets represent 15.1% of the total assets of Security Capital Group Incorporated and subsidiaries as of September 30, 2000, and whose income represents 10.4% and 15.0% of the total income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for the nine month period ended September 30, 2000 and 1999, respectively.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 1999, and, in our report dated March 23, 2000, we expressed an unqualified opinion on that statement based on our audit and reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                      ARTHUR ANDERSEN LLP






Chicago, Illinois
November 13, 2000

Item 2.  Management's  Discussion   and  Analysis  of  Financial  Condition  and
         Results of Operations

Forward-Looking Statements

         The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

A substantial portion of Security Capital's earnings are generated by transactional activities in its investees and in the Financial Services Division. The timing and frequency of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.

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

                                                  Equity in Earnings (Loss)
                                   --------------------------------------------------
                                     Three Months Ended          Nine Months Ended                % Ownership
                                       September 30,                September 30,           as of September 30,
                                   ----------------------      ----------------------   ---------------------------
                                       2000          1999         2000        1999         2000             1999
                                   -----------   ----------    ----------  ----------   ---------       -----------

         Archstone                 $   25.2      $    25.4     $    71.3   $     59.8       29.0%             39.0%
         ProLogis                      14.7           24.5          34.5         29.9       30.3%             30.9%
         SC-European Realty             1.4           (1.9)          2.0         (2.7)      34.6%             34.6%
         SC-Preferred Growth            8.9           (2.5)         18.9          3.0        9.2%              9.3%
         SC-U.S. Realty                33.5          (61.5)        153.1        (42.8)      40.6%             38.9%
         SC-US Real Estate
            Shares                      2.1             --           6.1           --       17.5%             67.3%
         Strategic Hotel                 --             --            --         11.2        --                 --
                                   --------      ---------     ---------   ----------
                                   $   85.8      $   (16.0)    $   285.9   $     58.4
                                   ========      =========     =========   ==========

         Archstone

         The decline in Security Capital's equity in earnings from Archstone for the three months ended September 30, 2000 compared to the same period in 1999 is due to a decrease in Security Capital's ownership to 29.0% at September 30, 2000 compared to 39.0% at September 30, 1999. Archstone had an increase in earnings for the three and nine months ended September 30, 2000 compared to the same periods in 1999 due primarily to increases in gains on dispositions of real estate of $9.6 million and $36.6 million, respectively. In addition, for the three and nine months ended September 30, 2000 compared to the same periods in 1999, rental revenues increased by $11.3 million and $44.9 million, respectively, which were partially offset by increases in depreciation and interest expense.

         ProLogis

         ProLogis' earnings decreased for the three months ended September 30, 2000 from the same period in 1999 due to a decrease in income from its temperature-controlled distribution operations, increased foreign exchange losses, and a reduction in gain recognized on sales of properties, partially offset by reductions in depreciation and interest expense. ProLogis' increase in earnings for the nine months ended September 30, 2000 compared to the same period in 1999 was due to an increase in income from its corporate distribution facilities business (which provides build-to-suit services) and its property operations segment, partially offset by increased foreign currency exchange losses, a decrease in income from its temperature-controlled distribution operations and a reduction in the gains recognized on sales of properties.

         SC-European Realty

         SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets. The improvement in earnings for the three and nine months ended September 30, 2000 compared to the same period in 1999 was due to improved operating performance from its storage and parking affiliates and gains on sales of properties. It is expected that earnings, excluding the impact of property sales, for SC-European Realty will increase as additional properties reach stabilization.

         SC-Preferred Growth

         SC-Preferred Growth's increase in earnings for the three and nine months ended September 30, 2000, compared to the same periods in 1999, were due primarily to changes in unrealized gains or losses on investments as a result of overall changes in the market prices of its investments.

         SC-U.S. Realty

         SC-U.S. Realty accounts for its investments at fair value; therefore, market value fluctuations affect net income. For the three months ended September 30, 2000, the increase in market prices for its investees increased by $61.4 million compared to a decrease in market prices for its investees of $190.2 million during the same period in 1999. The increase in Security Capital's equity in earnings in SC-U.S. Realty is also due to Security Capital's increased ownership position. As of September 30, 2000, Security Capital's ownership position in SC-U.S. Realty increased to 40.6% as SC-U.S. Realty repurchased approximately 13.5% of its outstanding shares during the period from May 1999 through March 2000. SC-U.S. Realty's increase in net earnings for the nine months ended September 30, 2000 compared to 1999 is due to market prices of its investees increasing in 2000 and a decrease in interest expense.

         SC-US Real Estate Shares

         Effective with the first quarter of 2000, Security Capital's ownership of SC-US Real Estate Shares fell below 50%, and, therefore its earnings are recorded on the equity method in 2000 compared to being consolidated in 1999. The decrease in earnings for the three and nine months ended September 30, 2000 compared to the same periods in 1999 were due to Security Capital's decrease in ownership.

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

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       --------------------------       ---------------------------
                                                         2000             1999            2000               1999
                                                       -------         ----------       ---------         ---------
         Capital Markets Group                         $   5.8         $    16.4        $    10.9         $    20.6
         Global Capital Management Group                  16.4              14.6             45.5              43.4
         Corporate Services Group                          3.5               4.2             11.2              13.8
         Technology Business                               0.1               0.4              0.2               0.4
         Real Estate Research Group                        0.1               0.5              0.3               1.0
                                                       -------         ---------        ---------         ---------
             Total Financial Services
                Division Revenues                         25.9              36.1             68.1              79.2
         Less amounts eliminated in consolidation         (1.2)             (1.3)            (3.5)             (4.7)
                                                       -------         ---------        ---------         ---------
         Consolidated Financial Services
            Division revenues from related parties     $  24.7         $    34.8        $    64.6         $    74.5
                                                       =======         =========        =========         =========

         The decline in real estate security prices in 1999 adversely affected the growth of assets under management and the pace of capital markets transactions. These factors moderated revenues for the Global Capital Management Group and the Capital Markets Group and future growth in revenues may be affected by changes in real estate security prices.

         During the later half of 1999, the Global Capital Management Group became increasingly successful in adding new investment management clients, which has continued in the first nine months of 2000. Assets managed for separate accounts increased from $384.5 million at September 30, 1999 to $876.6 million at September 30, 2000. Additionally, during 2000, real estate equity prices have begun to increase, modestly increasing the value of the asset base on which fees are earned, partially offset by the sale of SC-U.S. Realty's special opportunity investments.

         Capital Markets revenues have declined from 1999 due to market conditions which limit the amount of capital affiliated entities can raise and greater reliance by affiliates on capital markets products provided by unaffiliated third parties.

Consolidated Investments

         Homestead

         Overall property level results for Homestead are summarized below (in millions):

                                         Three Months Ended                 Nine Months Ended
                                            September 30,                     September 30,
                                      ------------------------         --------------------------
                                         2000           1999              2000             1999
                                      ---------      ---------         -------          ---------

         Total Room Revenue           $    69.3      $    60.8         $   197.2        $   164.4
         Total Room Expense               (27.4)         (24.3)            (79.3)           (71.8)
                                      ---------      ---------         ----------       ---------
         Net operating income         $    41.9      $    36.5         $   117.9        $    92.6
                                      =========      =========         =========        =========

         The increase in net operating income from 1999 to 2000 was due to an increase in occupancy and the number of operating facilities, as well as the impact of restructuring operations in 1999. Average occupancy increased to 81.9% and 75.2% for the three months and nine months ended September 30, 2000, respectively, from 78.6% and 69.8%, for the three months and nine months ended September 30, 1999, respectively. Homestead had 136 operating properties at September 30, 2000 and 1999.

         Interest Expense

         Consolidated interest expense was $25.5 million and $88.5 million for the three and nine months ended September 30, 2000, respectively, compared to $35.2 million and $101.3 million for the three and nine months ended September 30, 1999, respectively. The decrease is due to a decline in outstanding indebtedness to $1.17 billion at September 30, 2000 compared to $1.58 billion at September 30, 1999.

         EBDADT

         Earnings before depreciation, amortization and deferred taxes, or "EBDADT," is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of the real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments, the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

         Components of EBDADT before special items are:

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                              ---------------------------        ---------------------------
                                                 2000              1999               2000           1999
                                              ---------         ---------        ---------        ----------
         Capital Division                     $  80,288         $  50,035        $ 205,222        $  153,784
         Financial Services Division              6,046            10,123           14,696            14,404
                                              ---------         ---------        ---------        ----------
         EBDADT before special items          $  86,334         $  60,158        $ 219,918        $  168,188
                                              =========         =========        =========        ==========

         Provision for Income Taxes

         The effective tax rate for the first nine months of 2000 varied from the expected corporate tax rate of 35% primarily due to reduction in the valuation reserve relating to a capital loss carryforward due to a capital gain recognized in the second and third quarters of 2000 and non-taxable earnings of a foreign subsidiary. The effective tax rate benefit for the first nine months of 1999 was lower than the expected corporate tax rate of 35% primarily due to losses in subsidiaries which are consolidated for financial reporting purposes, but not for tax purposes.

         Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return on capital.

         Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at September 30, 2000, was as follows (in thousands):

                  Archstone                                            $480,636
                  ProLogis                                              633,967
                  SC-European Realty                                    440,548
                  SC-U.S. Realty                                        733,645
                  SC-Preferred Growth                                    78,137
                  Homestead(1)                                          542,457
                  Belmont                                                74,243

(1) Reflects underlying estimated tax basis if assets are sold.

         The effective tax rate for 2001 is likely to increase as net operating loss carryforwards are utilized, which may impact earnings.


Liquidity and Capital Resources

         Investment Activity

         Security Capital's investment activity primarily consists of allocations to and redemptions from its capital in its various affiliates. The following table summarizes Security Capital's capital allocations to and (redemptions from) its primary investments (in thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                     ----------------------------       ---------------------------
                                                        2000              1999              2000            1999
                                                     ---------         ----------       -----------      ----------

         Archstone                                   $(383,801)        $       --       $  (416,491)     $       --
         SC-US Real Estate Shares                       (9,000)            (7,300)          (16,250)        (48,800)
         SC-European Real Estate Shares                     --                 --                --           2,000
         Security Capital U.S. Realty                       --                 --                --           1,686
         SC-European Realty                                 --             25,928                --          25,928
         Strategic Hotel                                    --           (329,451)               --        (329,451)
         Real estate investments:
           Homestead                                     2,973              9,951             7,028          86,854
           Belmont                                      18,971             12,151            38,218          25,512
         Homestead proceeds from sale of land           (2,467)             6,346           (22,089)          6,346


Real estate investments reflect development activity at Homestead and Belmont.

Archstone has filed a registration statement with the Securities and Exchange Commission for all Archstone shares held by Security Capital which would enable Security Capital to pursue the potential sale of Archstone shares to institutions who are unwilling to purchase unregistered shares.

         Financing Activity

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

         Cash from Operations

         Cash provided by operating activities increased by $46.7 million in the first nine months of 2000 compared to the first nine months of 1999. This increase is primarily due to a $32.8 million increase in Homestead's room revenues, and reductions in Financial Services Division expenses as well as general and administrative and other expenses of $14.9 million and $13.3 million, respectively.

         Stock and Debenture Repurchase Programs

         On September 26, 2000, Security Capital's Board of Directors authorized an additional $350 million for stock repurchases (including up to $200 million for payments to dissenting shareholders who properly elect to receive cash in Security Capital's planned acquisition of U.S. Realty (see note 9 to the consolidated financial statements)). The authorization is in addition to the $100 million authorization approved on May 10, 2000. As of November 3, 2000, Security Capital had repurchased $294.3 million of Class B common stock equivalents (comprised of Class A Shares and Class B Shares) and $60 million of 6.5% convertible subordinated debentures ($80.5 million principal amount).

         Future Capital Commitments and Liquidity

         Security Capital and its subsidiaries have a remaining funding commitment of $77.7 million to SC-European Realty, as of September 30, 2000. In addition, as of September 30, 2000, Security Capital has committed to invest an additional $8.1 million in Belmont.

         Security Capital expects that cash flows from operations and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments and, together with a transaction loan provided by Chase Manhattan Bank, Wells Fargo Bank, and Bank of America to finance the cash requirements of the combination with U.S. Realty. In the longer term, Security Capital intends to finance its business activities through the selective sale of assets, internally generated cash flow, its line of credit, and future issuance of equity and debt securities. The business activities to be financed may include investments in new business initiatives, additional investments in certain existing affiliates and additional potential repurchases of Security Capital securities.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


         See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. As of September 30, 2000, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Security Capital's 1999 Form 10-K, as compared to their respective book values.


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

     The parties intend to submit a proposed settlement of the Actions to a court in Baltimore County, Maryland and will send notice to all former shareholders of Homestead of the proposed settlement.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Agreement dated July 19, 2000 between Security Capital Group Incorporated and Archstone Communities Trust (previously filed as Exhibit 2 to Security Capital's Form 8-K dated July 19, 2000 which is incorporated by reference).

         10.2 Transaction Agreement dated as of September 26,2000 by and among Security Capital Group Incorporated, SC Realty Incorporated and Security Capital U.S. Realty (previously filed as Appendix A to Security Capital's Registration Statement on Form S-4 (No. 333-47926) which is incorporated by reference).

         12.1   Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated November 13, 2000, regarding unaudited financial information

         27     Financial Data Schedule

(b)      Reports on Form 8-K

                 Date                       Items Reported
                 ----                       --------------

                 July 19, 2000              Item 5, Item 7
                 September 26, 2000         Item 5, Item 7

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




Date:  November 14, 2000