Form 10-K
period 2000-12-31
SECURITY CAPITAL GROUP INC/
filed 2001-03-19
CIK 923687

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

       Registrant's Telephone Number, Including Area Code (505) 982-9292

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

                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing price of the registrant's Class A and Class B Common Stock on March 9, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,885,571,107.

   At March 9, 2001, there were 993,074 shares of the registrant's Class A Common Stock outstanding and 98,608,999 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for the 2001 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item Description                                                          Page
 ---- -----------                                                          ----

                                     PART I

 1.   Business...........................................................    1
 2.   Properties.........................................................   12
 3.   Legal Proceedings..................................................   14
 4.   Submission of Matters to a Vote of Security Holders................   14

                                    PART II

 5.   Market for Registrant's Common Equity and Related Stockholder
      Matters............................................................   15
 6.   Selected Financial Data............................................   16
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   17
 7A.  Quantitative and Qualitative Disclosures About Market Risk.........   36
 8.   Financial Statements and Supplementary Data........................   37
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   37

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   37
 11.  Executive Compensation.............................................   37
 12.  Security Ownership of Certain Beneficial Owners and Management.....   37
 13.  Certain Relationships and Related Transactions.....................   37

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   38

Item 1. Business

Overview

   Security Capital Group Incorporated (Security Capital) is a leading international real estate operating and investment management company. The company's strategy is to own all or a high percentage of a few real estate businesses that function as private operating divisions and to eliminate the discount to the underlying value of its assets. Security Capital currently has ownership positions in 13 real estate businesses. The company plans to reposition or sell its investment in several of these businesses and focus its capital in those that hold one of the top two market positions in their specific niche and are able to create measurable brand value, as well as generate significant income from services and managed capital. Security Capital will seek to build on the operating strengths of the remaining private divisions to achieve superior sustainable financial results. The principal offices of Security Capital and its directly owned affiliates are in Atlanta, Brussels, Chicago, El Paso, Houston, London, Luxembourg, New York, and Santa Fe.

   As discussed below, on January 16, 2001, Security Capital acquired the remaining shares of Security Capital U.S. Realty that it did not already own, and on February 28, 2001, Security Capital sold substantially all its investment in Archstone Communities Trust (Archstone), resulting in the following structure:


                                                    [SCGROUP INCORPORATED LOGO]

                               ----------------

                                   Strategy:

                        100%/High Percentage Ownership
                          of a Few Select Real Estate
                             Operating Businesses


                                                                      Ownership
                                                                      ---------
      Public Companies
        CarrAmerica..................................................     44%
        ProLogis.....................................................     30%
        Regency......................................................     60%
        Storage USA..................................................     44%
      Private Divisions
        Belmont......................................................     99%
        CWS Communities..............................................     94%
        Homestead Village............................................     99%
        InterPark....................................................     97%
        Global Capital Management Group (U.S.).......................    100%
        SC-European Realty...........................................     35%
          Access Storage Solutions...................................    100%(1)
          EuroOffice.................................................    100%(1)
          Interparking...............................................     74%(1)

--------
(1) Represents SC-European Realty's ownership of this entity, which is a subsidiary of SC-European Realty.

   Security Capital was formed in 1991 as a private real estate company incorporated in Maryland. Since September 1997, it has been publicly traded on the New York Stock Exchange (SCZ).

Strategic Investments

   Security Capital currently has direct and indirect investments in 13 real estate operating companies focused on corporate extended-stay lodging, corporate office, integrated distribution facilities and services, manufactured housing communities, infill retail centers, parking, self-storage and senior assisted living communities. These operating companies had a combined total market capitalization of $20.4 billion as of December 31, 2000.

   On September 26, 2000, Security Capital, SC Realty Incorporated, an indirect wholly-owned subsidiary of Security Capital, and Security Capital U.S. Realty (SC-U.S. Realty) entered into an agreement providing for the purchase by SC Realty Incorporated of all of the assets of SC-U.S. Realty and the subsequent liquidation of SC-U.S. Realty. The purchase was completed on January 16, 2001, and as a result, all investees directly owned by SC-U.S. Realty are now under direct ownership of Security Capital. This transaction will simplify Security Capital's structure and result in a larger, more liquid combined company. On February 28, 2001, Security Capital sold substantially all of its ownership position in Archstone.

   Strategic Investments as of December 31, 2000 include the following:

                                                             Equity Market   Total Market
                             Direct/Indirect Direct/Indirect Capitalization Capitalization
                              Common Share   Full Ownership       (3)            (3)
        Investees (1)           Ownership          (2)       (in millions)  (in millions)
        -------------        --------------- --------------- -------------- --------------
   BelmontCorp.............       99.9%           99.9%            102            148
   CarrAmerica Realty
    Corporation (4)........       44.1%           37.7%          2,663          3,879
   City Center Retail Trust
    (4)....................       99.9%           99.9%            177            190
   CWS Communities Trust
    (4)....................       94.1%           77.3%            279            466
   Homestead Village
    Incorporated (5).......       99.9%           99.9%            492            910
   ProLogis Trust..........       30.2%           27.1%          4,420          7,042
   Regency Centers
    Corporation (4)........       60.2%           52.8%          1,806          3,114
   Storage USA,
    Incorporated (4).......       43.5%           37.8%          1,031          1,905
   Urban Growth Property
    Trust (4) (6)..........       98.8%           98.8%            191            498
   Security Capital
    European Realty (7)....       34.6%           29.4%          1,275          1,275
     Access Storage
      Solutions (8) (9)....      100.0%           96.8%            234            299
     SC-EuroOffice (8).....        (10)            (10)            568          1,403
     Interparking Group (8)
      (11).................       73.6%           73.6%            (11)           (11)
     City & West End
      Properties Holdings
      S.A. (8).............       99.3%           99.4%            277            478
     London and Henley S.A.
      (8)..................       95.6%           90.0%             53            170

--------
(1) Gives effect to the acquisition of SC-U.S. Realty's assets and the sale of Security Capital's Archstone investment pursuant to transactions subsequent to December 31, 2000.
(2) Full ownership assumes contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares, and options and warrants for common shares have been exercised.
(3) Equity market capitalization assumes full ownership excluding conversions or exercises with a strike price higher than the December 31, 2000 market value. The resulting number of common shares is multiplied by the closing price of the common shares on such date for those companies listed on an exchange or, in the case of private entities, the last private equity offering price. Total market capitalization is equity market capitalization plus debt that has not been converted.
(4) Formerly an investee of SC-U.S. Realty.
(5) On June 8, 2000, Security Capital acquired substantially all of the outstanding shares of Homestead common stock it did not already own. In a separate transaction on July 24, 2000, Security Capital acquired Homestead's convertible mortgage notes previously owned by Archstone. See "Item 7. Management's Discussion and Analysis, Funding Commitments and Liquidity".

(6) On January 2, 2001, Urban Growth, which owns real estate, merged with InterPark Holdings, the property manager for most of Urban Growth's properties. The resulting company, InterPark Holdings, was owned 97.2% by SC-U.S. Realty and as of January 16, 2001, acquired by Security Capital in conjunction with the transaction discussed in Item 7, Management's Discussion and Analysis, under SC-U.S Realty.
(7) The management and Board of Directors of Security Capital European Realty (SC-European Realty) receive operating and investment advice from a subsidiary of Security Capital.
(8) This company is an investee of SC-European Realty through a subsidiary and as of December 31, 2000 is not directly owned by Security Capital. The ownership percentage reflected is that of SC-European Realty.
(9) SC-European Realty's storage interests are operated under two groups, Access Self-Storage in Europe and Millers Storage in Australia, which combined form Access Storage Solutions.
(10) SC-EuroOffice is comprised of Akeler Holdings S.A. and certain assets of Bernheim-Comofi S.A. SC-European Realty's common share ownership of Akeler is 100.0% and its full ownership is 94.3%. Common share and full ownership of Bernheim-Comofi is 100%.
(11) Interparking Group is owned 73.6% by an SC-EuroOffice entity, which in turn is owned 100% by SC-European Realty. Interparking Group's equity and total market capitalization is included in the market capitalization of SC-EuroOffice.

   BelmontCorp (Belmont). Belmont is a private company focused on becoming an industry leader as a developer, owner and operator of senior assisted living residential communities in the United States. Belmont differentiates itself from competitors through its purpose-built facility design and proprietary operating system. Belmont is creating its communities in infill locations in prime suburban areas of large metropolitan markets that have excellent senior demographics and high barriers to entry. As of December 31, 2000, Belmont had four properties in operation, five properties under development and five properties in planning.

   CarrAmerica Realty Corporation (CarrAmerica) (NYSE: CRE). CarrAmerica is a national company that owns, develops and operates office properties in 13 suburban markets throughout the United States with a current market capitalization of $3.9 billion. CarrAmerica has created and developed a national operating system that provides corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local level. In May 2000, CarrAmerica merged its executive office suites affiliate with a third party. CarrAmerica received $210 million of cash and retained a 24% ownership in the business. CarrAmerica offers corporate customers exceptional customer service and a large portfolio of quality office properties on a national basis. At December 31, 2000, CarrAmerica owned controlling interests in a portfolio of 252 operating properties (approximately 20.4 million square feet of space) with another six wholly-owned office buildings under construction.

   City Center Retail Trust (City Center Retail). City Center Retail was created to provide high quality customer service on a national basis to top U.S. and international retailers. City Center's portfolio consists of four properties. Management of City Center Retail is evaluating strategic alternatives that could include the sale of a portion or all of its assets.

   CWS Communities Trust (CWS Communities). CWS Communities was created in 1997 to become the leading private owner, operator and developer of manufactured housing communities by providing superior operating and industry solutions in high-growth markets in the United States. At December 31, 2000, CWS Communities owned, operated, managed, or had under contract to acquire or develop, a total of 51 communities in eleven states and Canada with a total of 17,881 operating homesites.

   Homestead Village Incorporated (Homestead). Homestead operates moderately priced, extended-stay lodging properties under the Homestead Village trademark in select markets in the United States. Homestead's extended lodging rooms are designed to appeal primarily to the corporate business traveler. Homestead purpose-built all properties, which target infill locations proximate to major business centers and convenient to services desired by its customers. In the second quarter of 2000, Homestead's management determined 29 first-generation properties no longer met Homestead's long-term investment objective and such properties were classified as held for sale, and accordingly, Homestead recorded a $71 million provision for loss. In June 2000, Security Capital acquired the remaining publicly traded securities of Homestead. In July 2000, Security Capital acquired Homestead's convertible mortgage notes held by Archstone through a sale to Archstone of
17.5 million shares of Archstone common stock held by Security Capital. As of December 31, 2000, Homestead had 135 properties in operation in 28 states representing a total of 18,016 rooms. Through February 2001, 25 of the 29 properties held for sale were sold, generating net proceeds of $81.4 million.

   ProLogis Trust (ProLogis) (NYSE: PLD). ProLogis is a leading global provider of integrated distribution facilities and services, with 1,673 distribution facilities owned or managed throughout North America and Europe. ProLogis' major activities include the acquisition, development, marketing, leasing, operation and long-term management of distribution, light manufacturing and temperature-controlled facilities, located primarily in full-service, master-planned business parks. With a current total market capitalization of approximately $7 billion, ProLogis has built a global network of distribution facilities and services with the primary objective of building shareholder value by becoming the world's leading provider. ProLogis plans to achieve this objective through the ProLogis Operating System(TM), and its commitment to be "The Global Distribution Solution" by providing exceptional corporate distribution services and facilities to meet customer expansion and reconfiguration needs globally. As of December 31, 2000, ProLogis operated a total of 161.5 million square feet of distribution facilities, in 98 global markets, with nine million square feet under development.

   Regency Centers Corporation, formerly Regency Realty Corporation (Regency) (NYSE: REG). Regency is a leading national owner and operator of grocery-anchored, neighborhood infill shopping centers in selected growth markets throughout the United States. Regency has built a critical mass of properties, a superior management team and value-added retail operating system. As of December 31, 2000, Regency owned 242 shopping centers, excluding build-to-suit properties, totaling 27.8 million square feet. On February 12, 2001, Regency changed its name to Regency Centers Corporation.

   Storage USA, Incorporated (Storage USA) (NYSE: SUS). Storage USA is a national company that acquires, develops, constructs, franchises, owns and operates self-storage facilities in the United States. Storage USA is the second largest publicly-held owner and operator of self-storage space in the United States. Storage USA's strategy is to acquire properties for which rental income can be increased by installing its operating platform. At December 31, 2000, Storage USA operated 409 facilities with a total of 27.7 million square feet in 31 states and the District of Columbia and had six properties under development.

   Urban Growth Property Trust (Urban Growth). Urban Growth is a private company focused on acquiring, developing and owning strategically located income-producing land, primarily parking lots or garages, in key urban infill locations in selected target markets throughout the United States. At December 31, 2000, Urban Growth owned 42 properties with a total of 27,977 parking spaces representing a total expected investment of $500 million. In January 2001, Urban Growth Property merged with InterPark Holdings, the property manager for most of Urban Growth's properties, and is now part of InterPark Holdings (InterPark). InterPark no longer is a REIT and the combined company has the opportunity to extend its activities into parking facility management.

   Security Capital European Realty (SC-European Realty). SC-European Realty is a Luxembourg-based real estate company that owns investments predominantly in Europe in start-up or existing real estate operating companies. Each strategic investment of SC-European Realty has an objective to become a leader in its respective product niche. Up until December 31, 2000, SC-European Realty had strategic investments within five lines of business: self-storage, pan-European office, London West End office, parking and rental residential. On February 15, 2001, SC-European Realty announced it has moved into the second phase of its business strategy with a focus on three core businesses: self-storage, suburban office and parking.

 SC-European Realty's Strategic Ownership Positions at December 31, 2000:

   Access Storage Solutions (Access). Access Self-Storage Holdings S.A., a private company, is one of the largest developers, owners, and operators of self-storage facilities located in Europe with facilities principally in the U.K. and France, countries where self-storage is a new and growing business. In addition, SC-European Realty owns Millers Storage Holdings S.A., one of the leading self-storage companies in Australia. As of December 31, 2000, Access owned 63 operating properties, with approximately 3.0 million square feet of space and another six properties under development.

   SC-EuroOffice. SC-European Realty's suburban office interests are undertaken through two private companies, Akeler Holdings S.A. (Akeler) and Bernheim-Comofi S.A. (Bernheim-Comofi). Together, Akeler and Bernheim-Comofi form SC-EuroOffice with a customer-driven development strategy for multinational companies. Akeler owns, operates and develops suburban office buildings and office parks primarily in the U.K., while Bernheim-Comofi owns, operates and develops suburban office and office parks primarily in Belgium. Located in six key European markets, at December 31, 2000, the two companies had a total of 25 operating properties with approximately 1.1 million square feet of space and another 28 properties under development.

   Interparking Group (Interparking). Interparking S.A., a private company, is among the largest owners/operators of off-street public parking facilities in continental Europe. As of December 31, 2000, Interparking operated 263 facilities with 132,822 parking spaces in 79 cities across seven countries.

   City & West End Property Holdings S.A. (City & West End). City & West End is a private owner, operator and redeveloper of office space in the West End of London. In October 2000, the SC-European Realty board of directors decided to reduce the company's exposure to the office market in the West End of London.

   London and Henley Holdings S.A. (London and Henley). In January 2000, the SC-European Realty board of directors decided to exit the London rented residential business, which was conducted through London and Henley Holdings S.A. In December 2000, SC-European Realty sold a 50% interest in a London and Henley subsidiary to The British Land Company plc. As part of the sale, SC-European Realty retained assets with a book value of approximately (Pounds)27.2 million; the company intends to liquidate these assets by year-end 2001.

 Security Capital Global Capital Management Group

   The Global Capital Management Group is a registered investment adviser that manages or advises capital invested in publicly traded and privately owned real estate companies and securities for investment companies, institutional separate accounts and high net worth clients. Investing in public real estate securities since 1995, the Global Capital Management Group has consistently outperformed public real estate benchmarks in both up and down markets. The Global Capital Management Group invests in securities that it believes should outperform the market due to factors such as an emerging new strategy or opportunity, imminent changes in supply and demand that would affect asset performance, market inefficiencies that result in mispriced securities, or consolidation opportunities. The Global Capital Management Group, through its clients, will also commit capital to private companies that have significant prospects for sustained growth, that can utilize both strategic and operating consultation and capital and that have the prospect of generating attractive total rates of return.

   Subsidiaries of the Global Capital Management Group provide investment research and advice to SC-European Realty and, until its liquidation on January 16, 2001, SC-U.S. Realty. The Global Capital Management Group also manages Security Capital Preferred Growth Incorporated (SC-Preferred Growth), a private real estate company investing in convertible preferred securities of public and private real estate companies on an intermediate-term basis. It also advises third party separate accounts and Security Capital Real Estate Mutual Funds Incorporated, an open-end investment management company with two mutual funds, Security Capital European Real Estate Shares (SEUIX) and Security Capital U.S. Real Estate Shares (SUSIX), collectively the "Funds". SUSIX was the No. 1 performing real estate mutual fund for the year 2000 and the No. 2 real estate mutual fund on a trailing 3-year basis, as ranked by an independent mutual fund information provider. At December 31, 2000, the Global Capital Management Group had total U.S. real estate securities under management of $2.1 billion, compared to $1.3 billion at December 31, 1999 (excluding SC-European Realty and SC-U.S. Realty).

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

 Reclassification of Business Activities

   Prior to 2001, Security Capital operated its businesses through two divisions. The Capital Division generated earnings principally from direct and indirect investments in real estate operating companies. The Financial Services Division provided capital markets and capital management services.

   As a result of the purchase of SC-U.S. Realty discussed above and the formation of Macquarie Capital Partners discussed below, in 2001, the activities formerly classified as the Capital and Financial Services Division will be classified in the future in their respective functional categories.

Strategy

   Security Capital's strategy is to own all or a high percentage of a few real estate businesses that will function as private operating divisions and to eliminate the discount to underlying value of its assets. Security Capital intends to reposition or sell its investment in companies that do not meet these criteria and in which Security Capital cannot achieve controlling ownership, working jointly with the management teams of these companies to carefully maximize shareholder value. The intended outcome is to simplify Security Capital's structure and eliminate the discount between public market pricing and the private market value of its underlying assets. Security Capital management has recommended to its Board of Directors that proceeds from strategic investment sales be used for stock buybacks, prudent repayment of debt and increased ownership in those companies that meet the company's criteria.

Significant Developments During 2000

   In 1999, management outlined a revised investment and operating strategy to unlock shareholder value. During 2000, progress was made on key initiatives of that strategy:

 SC-U.S. Realty Acquisition

   On September 26, 2000, Security Capital and SC-U.S. Realty entered into a definitive transaction agreement that provided for the purchase of all the assets of SC-U.S. Realty in exchange for Security Capital Class B shares and cash to fund payments to dissenting shareholders and to satisfy and discharge SC-U.S. Realty's liabilities. The transaction was consummated on January 16, 2001, resulting in the issuance of an additional 45.4 million Class B shares and payment of approximately $112 million of cash to SC-U.S. Realty shareholders who elected cash. In addition, Security Capital funded $434 million to repay indebtedness of SC-U.S. Realty existing on the date of acquisition. The transaction provides important benefits, which include the elimination of a complex structural relationship and removal of a tier of discount and unrealized value. Further, the combined company is expected to have increased financial and operational flexibility as well as a stronger market profile.

 Archstone Transactions

   During 2000, Security Capital sold approximately 22.8 million shares of its investment in Archstone common stock for proceeds of approximately $503 million and net gains of approximately $123.1 million. As a result, Security Capital's ownership as of December 31, 2000 was 25.8%, down from 39.2%, as of December 31, 1999. On February 28, 2001, Security Capital sold substantially all of its remaining shares of Archstone stock, generating $643 million of net proceeds.

   In 2000, Security Capital recorded equity in earnings from its Archstone position of $82.0 million and received cash dividends of $68.7 million. Archstone's dividends payable in 2000 were $1.54 per share. The sale transaction will be dilutive to Security Capital's operating results until the net proceeds are redeployed at equivalent returns or better. The impact on Security Capital's operating cash flow should be immaterial due to the corresponding retirement of debt.

 Share Repurchase Program

   During 1999 and 2000, Security Capital authorized $300 million in share repurchases. In addition, the Board authorized a current share repurchase program of $250 million following the closing of the SC-U.S. Realty transaction. Under the share repurchase programs, as of March 9, 2001, Security Capital repurchased $310 million or 20.8 million Class B common stock equivalents, representing approximately 17.0% of shares outstanding on August 12, 1999, the date the repurchase program was first announced. In addition, as of March 9, 2001, Security Capital repurchased $80.5 million principal amount of 6.5% Convertible Subordinated Debentures due 2016, which were convertible into 3.5 million Class B Shares, at a gain of $20.9 million.

 Purchase of Remaining Homestead Shares

   In June 2000, Security Capital completed a cash tender offer and a merger for substantially all the publicly-held shares of Homestead's common stock it did not already own for $65.3 million. As a result, Security Capital's ownership in Homestead is now 99.9%.

 Capital Markets / Macquarie Capital Partners Formation

   Security Capital had a registered broker-dealer that provided investment banking and brokerage services to private and public companies within the Security Capital organization and to institutional clients.

   In January 2001, Security Capital, Macquarie Bank Limited and the management of Security Capital's broker-dealer formed a new entity, Macquarie Capital Partners LLC, in which Security Capital owns a 40% position. Macquarie Capital Partners will focus exclusively on providing real estate investment banking services to select clients globally, including leading real estate operating companies and institutional investors. Macquarie Capital Partners will operate in a global arena, pursue third-party business and offer capital sources a broad range of investment alternatives. The new company is regulated by both the Securities and Futures Association (SFA) in the United Kingdom and the National Association of Securities Dealers, Inc. (NASD) in the United States.

Agreements with Operating Companies

   Security Capital has the following agreements with its affiliates.

 Investor Agreements

   Security Capital has entered into investor agreements with several of its investees, including ProLogis and, as a result of the merger with SC-U.S. Realty, CarrAmerica, Regency, and Storage USA. The investor agreements provide Security Capital with rights regarding board representation and major transactions. The scope of Security Capital's rights depends on its percentage ownership of the common stock of the investee. Generally, if Security Capital owns at least 10% of the outstanding common stock of the investee, Security Capital has the right to approve any increase in the size of the board of directors or trustees and to nominate a proportionate number of directors or trustees of the investee. However, for investees with publicly traded securities, the number of trustees or directors Security Capital may nominate is limited to less than a majority of the board. The investor agreements also provide Security Capital with the right of prior approval or consultation on major matters and actions, including the issuance of securities and the incurrence of indebtedness, and provide Security Capital with registration rights regarding the common stock of such investee held by Security Capital. The investor agreements with CarrAmerica, Regency and Storage USA limit Security Capital's ownership in each investee to specified ownership percentages and include standstill provisions which limit the ability of Security Capital to take or propose certain extraordinary activities involving the investee without the consent of the board of directors of the investee. The investor agreement also constrains Security Capital's ability to dispose of its investment in each investee to ensure that no transferee will exceed certain ownership limits.

 Administrative Services Agreements

   SCGroup Incorporated, a wholly owned subsidiary of Security Capital, provides a variety of administrative services, including cash management, human resources, information systems, payroll, accounts payable processing, risk management and tax administration to subsidiaries and some other affiliates of Security Capital under administrative services agreements. In 2000, SCGroup received $15.0 million in fees for such services. The administrative services agreements generally have effective terms of one year. No assurances can be given that all or any of these administrative services agreements will continue to be renewed. There is a trend to return certain administrative activities to unconsolidated customers as new technological infrastructure is completed (ProLogis having internalized most shared services). Security Capital expects its fees under these agreements to diminish.

 Advisory Agreements

   The Global Capital Management Group provided SC-U.S. Realty with advice with respect to strategy, investments, financing, administrative and other operating matters. Fees for such advice were based upon the value of SC-U.S. Realty's investments. During 2000, such fees totaled $31.9 million. The agreement terminated in January 2001 as a result of the purchase of SC-U.S. Realty's assets by Security Capital.

   The Global Capital Management Group provides SC-European Realty with advice with respect to strategy, investments, financing, administrative and other matters. Fees for such services are based upon the value of SC-European Realty's investments. During 2000, such fees totaled $15.2 million. The advisory agreement has a five-year term ending November 2002, which renews automatically for an additional two-year term unless the agreement is terminated by SC-European Realty.

Employees

   As of December 31, 2000, Security Capital employed 291 persons at the corporate level, and its affiliated operating companies employed 16,648 persons. None of Security Capital's employees are covered by collective bargaining agreements. Security Capital believes its relations with its employees are good. One of its affiliates, InterPark, has approximately 500 employees covered by a collective bargaining agreement and approximately 250 employees considering a collective bargaining agreement.

Competition

   There are numerous developers, operators, real estate companies and other owners of real estate that compete with Security Capital's operating affiliates in seeking land for development to operate their respective businesses. Security Capital's operating companies compete on a global, regional and national basis with no individual market material to Security Capital as a whole. All of the properties of Security Capital's operating companies are located in developed areas that include various competitors. The number of competitive properties in a particular market could have a material adverse effect on Security Capital's operating companies and on the rents or guest rates charged by them. Security Capital's operating companies may compete with others that have greater resources and whose officers, directors and trustees have more experience than the officers, directors and trustees of Security Capital's operating companies.

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

   The mutual fund industry is highly competitive. SC-European Real Estate Shares and SC-US Real Estate Shares are in direct competition with other real estate mutual funds sold directly by investment management firms, broker-dealers, as well as other investment alternatives offered by banks and other financial institutions. There are over 60 mutual funds which focus on publicly traded real estate company securities. Many of these mutual funds have longer histories and may have greater access to capital through more established distribution channels. Competition in the sale of mutual funds is affected by a number of factors including industry/sector returns, performance, ratings by independent mutual fund information providers, advertising and sales promotion efforts, the level of fees and distribution channels available.

   Macquarie Capital Partners LLC competes with other investment banking firms for private placement and financial advisory services. Competition in the investment banking area is affected by a number of factors, including the level of fees, services provided and placement capabilities.

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

   A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. Homestead believes that each of its properties has the necessary permits and approvals to operate its respective business, and Homestead intends to continue to obtain such permits and approvals for any new properties.

   Under the Americans with Disabilities Act (ADA), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although Security Capital's operating companies have attempted to satisfy ADA requirements in the designs for their properties to the extent ADA is applicable to their property type, no assurance can be given that a material ADA claim will not be asserted against any of Security Capital's operating companies, which could result in a judicial order requiring compliance and the expenditure of substantial sums to achieve compliance, an imposition of fines or an award of damages to private litigants.

   Most states require a license to operate an assisted living community. Regulations vary across state lines and affect the physical and operating characteristics of a community. Life safety is of primary concern to regulators, given the age and frailty of the senior assisted living population. Belmont believes that its operating communities meet the standards set by regulators in each of the markets it has entered and has received the necessary permits and approvals for its operating communities. Certain states require that an assisted living provider obtain a Certificate of Need prior to applying for a building permit or operating license. While Belmont to date has been successful with this requirement in all the states where it has sought to do business, the process is arduous and may impede entry into some markets in the future.

   Macquarie Capital Partners LLC is registered as a broker-dealer with the Securities and Exchange Commission (SEC), all states, the District of Columbia, and is a member of the NASD. All of its activities as a broker-dealer are subject to extensive federal, state, NASD, and SFA regulation and oversight.

   The Global Capital Management Group is registered as an investment advisor with the SEC and its advisory activities are subject to extensive federal regulation.

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

Senior Executive Officers of Security Capital

   The following are senior executive officers of Security Capital:

   C. Ronald Blankenship--51--Director, Vice Chairman and Chief Operating Officer since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital since 1991. Prior to June 1997 he was the Chairman of Archstone. Mr. Blankenship is a Trustee of City Center Retail, ProLogis and Urban Growth and a Director of Belmont, CarrAmerica, InterPark Holdings, Macquarie Capital Partners LLC, Regency and Storage USA, and Interim Chairman, Chief Executive Officer and a Director of Homestead since May 1999.

   Thomas N. Kendall--45--Managing Director of SCGroup since December 1999, where he is responsible for Corporate Services Group operations. Mr. Kendall was Senior Vice President and Chief Information Officer for SCGroup from March 1998 to December 1999. Prior thereto, from May 1994 to March 1998, Mr. Kendall was with Andersen Consulting, where he was Senior Manager from April 1995 to March 1998.

   Jeffrey A. Klopf--52--Senior Vice President and Secretary of Security Capital since January 1996; from January 1988 to December 1995, a partner with Mayer, Brown & Platt, where he practiced corporate and securities law. Mr. Klopf provides legal services to Security Capital and some of its directly-owned operating companies.

   Anthony R. Manno, Jr.--48--Managing Director of the Global Capital Management Group since January 1995, where he is responsible for investment strategy and execution. Mr. Manno was a member of Security

Capital's Investment Committee from March 1994 to June 1996. Mr. Manno is President of SC-Preferred Growth since January 2000, and Chairman and President of Security Capital Real Estate Mutual Funds since January 1997.

   Caroline S. McBride--47--Managing Director of the Capital Division since March 1997, where she provides operating oversight for companies in which Security Capital has direct ownership positions. From June 1996 to July 1997, Mrs. McBride was Managing Director of the Global Capital Management Group. Prior thereto, Mrs. McBride was with IBM from July 1978 to May 1996. Mrs. McBride is a Director of the Real Estate Research Institute, CarrAmerica, Storage USA, InterPark Holdings, Belmont, and a Trustee of CWS Communities and Urban Growth.

   A. Richard Moore--55--Managing Director of SC-European Realty since June 2000 and Managing Director of the Capital Division since May 1998. Mr. Moore was Interim Chief Financial Officer for Homestead from May 1999 to July 2000. From March 1990 to May 1998, Mr. Moore was a Vice President with Goldman, Sachs & Co., where his most recent position was in the Equity Research Department. Mr. Moore is Director of SC-European Realty, Access, Akeler, Bernheim-Comofi and City & West End.

   Constance B. Moore--45--Managing Director of the Capital Division since January 1999, where she provides operating oversight for companies in which Security Capital has direct ownership positions. From July 1998 to December 1998, Ms. Moore was Co-Chairman and Chief Operating Officer of Archstone, and a Trustee of Archstone from July 1998 to July 2000. From January 1996 to July 1998, Ms. Moore was Co-Chairman, Chief Operating Officer and Director of Security Capital Atlantic Incorporated (which merged into Archstone), and from May 1994 to December 1995, she was Managing Director of Archstone. Ms. Moore is a Trustee of Urban Growth, City Center Retail and CWS Communities, and a Director of Belmont, InterPark Holdings and Macquarie Capital Partners LLC.

   Russell C. Platt--40--Managing Director of Security Capital Global Capital Management Group since March 2001 where he is responsible for new product development, global expansion and client capital. Prior thereto, from April 2000 to March 2001, Mr. Platt was Managing Director of Forum Partners; from January 1999 to April 2000, he was President of JER International. Mr. Platt was a Managing Director with Morgan Stanley from August 1982 to July 1999, where he founded the global real estate business of Morgan Stanley Asset Management and served as a director of the Morgan Stanley Real Estate Funds.

   William D. Sanders--59--Founder, Chairman and Chief Executive Officer of Security Capital. Mr. Sanders currently serves as a Director of CarrAmerica, SC-European Realty, Storage USA, Macquarie Capital Partners LLC, and an Advisory Director of Regency. He is First Vice Chair of the National Association of Real Estate Investment Trusts.

   Kenneth D. Statz--42--Managing Director of the Global Capital Management Group since December 1997, where he is responsible for the development and implementation of portfolio investment strategy. From July 1996 to December 1997, Mr. Statz was Senior Vice President of the Global Capital Management Group; from May 1995 to June 1996, Vice President of the Global Capital Management Group. Prior thereto, Mr. Statz was a Vice President in the investment research department of Goldman, Sachs & Co. from February 1993 to January 1995, concentrating on research and underwriting for the REIT industry.

   James C. Swaim--48--Managing Director of SCGroup since December 2000 and Senior Vice President of Security Capital since December 1998. From December 1997 to December 1998, Mr. Swaim was Vice President of Security Capital. Mr. Swaim is the principal accounting officer for Security Capital. From July 1996 to December 1997, he was a private business and financial consultant. From December 1984 to March 1996, Mr. Swaim was employed by Farah Incorporated, where his most recent position was Executive Vice President and Chief Financial Officer, and where he was a member of the Board of Directors.

   Paul E. Szurek--40--Managing Director of SCGroup and Chief Financial Officer of Security Capital since July 1997. From January 1996 through June 1997, Mr. Szurek was Managing Director of SC-U.S. Realty and

EU Management, where he was responsible for operations, corporate finance and mergers and acquisitions. Mr. Szurek was Senior Vice President of Security Capital from June 1993 to January 1996, and prior to that Vice President from April 1991.

   Thomas G. Wattles--49--Managing Director of Security Capital since 1991. Mr. Wattles was Non-Executive Chairman of ProLogis from March 1997 to May 1998, Co-Chairman and Chief Investment Officer of ProLogis from November 1993 to March 1997, and Director of ProLogis' predecessor since its formation in 1991. Mr. Wattles is a Trustee of City Center Retail, CWS Communities and ProLogis and a Director of Access, Akeler, Bernheim-Comofi, City & West End, InterPark Holdings, London & Henley, Millers Storage, Regency, and SC-European Realty.

Item 2. Properties

   Security Capital's principal offices are in Santa Fe, New Mexico, and the Company and its directly owned affiliates also have domestic offices in Atlanta, Chicago, El Paso, Houston, New York, Santa Fe and international offices in Brussels, London and Luxembourg. The companies in which Security Capital has investments have offices throughout the United States and in Europe. In addition, while Security Capital itself does not own investment real estate, the companies in which Security Capital has investments own an extensive number of properties. None of the properties owned by any of the Security Capital affiliates constitutes more than ten percent of the total consolidated assets of Security Capital or provides more than ten percent of the gross consolidated revenue of Security Capital. These properties are summarized below as of December 31, 2000.

                                                           Approximate Square Footage
    Company       Location               Type                  or Number of Units
    -------       --------               ----              --------------------------
Archstone    Throughout U.S.A.  Multifamily communities Operating         202 properties
                                                                       62,509 units
                                                        Development        11 properties
                                                                        4,107 units
                                                        In planning        16 properties
                                                        and
                                                        under control   4,069 units

Belmont      South, Mid-west    Senior assisted living  Operating           4 properties
             and West U.S.A.    communities                               553 units
                                                        Development         5 properties
                                                                          746 units
                                                        In planning         5 properties
                                                        and
                                                        under control     683 units

Homestead    Throughout U.S.A.  Extended stay lodging   Operating         135 properties
                                                                       18,016 units
                                                        (25 properties sold subsequent
                                                        to December 31, 2000)

ProLogis     Throughout North   Distribution facilities Operating       1,461 properties
             America and Europe                                         161.5 million
                                                                              sq.ft.
                                                        Development        42 properties
                                                                          9.0 million
                                                                              sq.ft.

Access       Europe             Self-storage facilities Operating          63 properties
                                                                          3.0 million
                                                                              sq.ft.
                                                        Development         6 properties
                                                                      225,416 sq.ft.

                                                           Approximate Square Footage
    Company       Location               Type                  or Number of Units
    -------       --------               ----              --------------------------
SC-           Europe            Offices                 Operating          25 properties
EuroOffice
                                                                          1.1 million
                                                                              sq.ft.
                                                        Development        28 properties
                                                                          3.6 million
                                                                              sq.ft.

Interparking  Europe            Parking facilities      Operating         263 properties
                                                                      132,822 spaces

City & West   London            Offices                 Operating          12 properties
End
                                                                      703,500 sq.ft.
                                                        Development         1 property
                                                                       29,700 sq.ft.

London and    London            Apartments              Operating          32 properties
Henley
                                                                          116 units
                                                        Development         1 property
                                                                           65 units

CarrAmerica   Throughout U.S.A. Offices                 Operating         252 properties
                                                                         20.4 million
                                                                              sq.ft.
                                                        Development         6 properties
                                                                          0.5 million
                                                                              sq.ft.

City Center   Throughout U.S.A. Retail facilities       Operating           2 properties
Retail
                                                                       80,860 sq.ft.
                                                        Development         2 properties
                                                                      922,879 sq.ft.

CWS           South and West    Manufactured home       Operating          45 properties
Communities
              U.S.A.            communities                            16,716 units
                                                        Development         5 properties
                                                                          976 units
                                                        In planning         1 property
                                                                          189 units

Regency       South and West    Grocery store anchored  Operating         185 properties
              U.S.A.            shopping centers                         21.6 million
                                                                              sq.ft
                                                        Development        57 properties
                                                                          6.2 million
                                                                              sq.ft.

Storage USA   Throughout U.S.A. Self-storage facilities Operating         409 properties
                                                                         27.7 million
                                                                              sq.ft.
                                                        Development         6 properties
                                                                           .6 million
                                                                              sq.ft.

InterPark     Throughout U.S.A. Parking facilities and  Operating          42 properties
                                urban lots                             27,977 spaces
                                                        Development         1 property
                                                                        1,100 spaces

   In addition to the above properties owned by Security Capital's investees, Security Capital and its 100% owned subsidiaries lease properties in Chicago, El Paso, London, Luxembourg, New York and Santa Fe. Security Capital leases its El Paso property from ProLogis under a lease, which expires July 31, 2005, and has annual lease payments of approximately $706,000.

Item 3. Legal Proceedings

   Security Capital and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of their business, none of which are expected to have a material adverse impact on Security Capital.

   Homestead and its Board of Directors were named as defendants in five purported class action lawsuits filed in connection with the proposed offer by Security Capital to acquire all shares of Homestead not owned by Security Capital. The plaintiffs sought unspecified money charges and an injunction. In May 2000, the plaintiffs' lawyers, Homestead, its Board of Directors and Security Capital entered into a memorandum of understanding under which the plaintiffs' lawyers agreed to settle these claims for the payment of a total of $675,000 for fees and expenses. Homestead has recorded such amount plus $200,000 of associated legal fees as part of the special charge expenses in 2000. The settlement must be approved by the court and after notice to all former Homestead shareholders of the proposed settlement.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Class A Shares are listed on the NYSE under the symbol "SCZ.A" and the Class B Shares are listed on the NYSE under the symbol "SCZ". The table below indicates the range of the high and low sales prices of the daily trading prices of Class A Shares and the Class B Shares for the periods listed.

                                                   Class  Class  Class
                                                     A      A      B    Class B
                                                   Common Common Common Common
                                                    High   Low    High    Low
                                                   ------ ------ ------ -------
      1999:
        First Quarter............................. $  733  $594  $14.94 $ 11.63
        Second Quarter............................ $  760  $619  $16.03 $ 12.06
        Third Quarter............................. $  765  $690  $15.38 $ 13.88
        Fourth Quarter............................ $  740  $600  $14.69 $ 11.88
      2000:
        First Quarter............................. $  695  $600  $14.69 $ 12.00
        Second Quarter............................ $  850  $680  $17.00 $ 13.75
        Third Quarter............................. $  966  $825  $19.63 $ 16.63
        Fourth Quarter............................ $  990  $940  $20.06 $ 18.81
      2001:
        First Quarter (through March 9)........... $1,069  $936  $21.98 $18.938

   At March 9, 2001, there were approximately 635 holders of record of the Class A Shares and 258 holders of record of the Class B Shares.

   Holders of Class A Shares are entitled to receive ratably such dividends as may be authorized by the Board of Directors of Security Capital (the Board) out of funds legally available therefor. Holders of Class B Shares are entitled to dividends equal to one-fiftieth (1/50th) of the amount per share declared by the Board for each Class A Share. Class B Share dividends will be paid in the same form and at the same time as Class A Share dividends, except that, in the event of a stock split or stock dividend, holders of Class A Shares will receive Class A Shares and holders of Class B Shares will receive Class B Shares, unless otherwise specifically designated by resolution of the Board.

   Security Capital did not pay any dividends on its Class A Shares (since its reorganization in 1994) or Class B Shares during 1999 or 2000. Any payment of dividends will depend upon the results of operations, capital requirements and financial condition of Security Capital and such other factors as the Board deems relevant, and are not expected in the foreseeable future. The Board intends to follow a policy of retaining earnings to finance Security Capital's growth and for general corporate purposes and, therefore, Security Capital has no present intention to pay any dividends or make any distributions on Class A Shares or Class B Shares in the future.

   Security Capital's line of credit covenants restrict dividends, such that during a non-monetary default, no payments, other than dividends paid on Security Capital's Series B Preferred Shares, are permitted. Distributions and dividends paid, other than those on Security Capital's Series B Preferred Shares, cannot exceed 50% of the cash flow available for distributions, provided no event of default has occurred and is continuing. In the event of a monetary default, all distributions are prohibited.

   Security Capital's 6.5% Convertible Subordinated Debentures due 2016 provide that no dividends shall be permitted if a default exists, if immediately before and immediately after giving effect to a dividend payment, Security Capital's consolidated equity, determined in accordance with generally accepted accounting principles (GAAP), does not exceed $300 million or if the ratio of indebtedness, as defined, to consolidated shareholders' equity is not less than the ratio of 5 to 1.

Item 6. Selected Financial Data

   The following table sets forth selected financial information of Security Capital for 2000, 1999, 1998, 1997, and 1996 (dollars in thousands, except per share data). The Company's consolidated financial information included below has been derived from the Company's consolidated financial statements. Arthur Andersen LLP's report on the consolidated financial statements for the years ended December 31, 2000 and 1999 is included in this report on page 40. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the consolidated financial statements and notes thereto included in this report.

                                         Years Ended December 31,
                          --------------------------------------------------------
                             2000       1999        1998      1997(1)      1996
                          ---------- ----------  ----------  ---------- ----------
Operating Data:
Equity in earnings
 (loss) of investees....  $  369,045 $   85,440  $  (71,950) $  170,576 $  168,473
Property revenues.......     274,980    226,730     144,374      58,397    145,907
Financial Services
 Division revenues......      85,073     88,045      93,850     105,941     77,512
Realized gains (losses).     154,893      1,389     (12,582)      8,024        --
Total revenues..........     886,757    409,945     165,477     367,704    398,122
Property expenses.......     117,965    101,795      63,339      25,089     58,259
Financial Services
 Division expenses......      65,843     87,026      76,093      87,190     79,296
General, administrative
 and other expenses.....      44,240     56,349      62,774      54,940     32,617
Provision for loss (2)..      71,000    120,541         --          --         --
Interest expense:
 Security Capital.......      78,161     82,331      59,220     102,380    100,168
 Majority-owned
  subsidiaries (3)......      30,397     51,123      22,983       2,054     17,056
                          ---------- ----------  ----------  ---------- ----------
   Total interest
    expense.............     108,558    133,454      82,203     104,434    117,224
                          ---------- ----------  ----------  ---------- ----------
Net earnings (loss)
 attributable to Class B
 Equivalent Shares......  $  317,269 $ (116,996) $ (157,104) $  106,154 $   32,067
                          ========== ==========  ==========  ========== ==========

                                         Years Ended December 31,
                          --------------------------------------------------------
                             2000       1999        1998      1997(1)      1996
                          ---------- ----------  ----------  ---------- ----------
Per Share Data:
Series A Preferred Share
 cash dividends (4).....  $      --  $      --   $    27.50  $    75.00 $    56.25
Series B Preferred Share
 cash dividends (4).....  $    70.00 $    70.00  $    44.33  $      --  $      --
Net earnings (loss) per
 Class B Equivalent
 Share: (5)
 Basic..................  $     2.95 $    (0.98) $    (1.29) $     1.39 $     0.61
 Diluted................  $     2.74 $    (0.98) $    (1.29) $     1.28 $     0.57
Weighted average Class B
 Equivalent Shares
 outstanding:
 Basic..................     107,514    119,255     121,325      76,577     52,950
 Diluted................     126,232    119,255     121,325      93,054     56,686
                                         Years Ended December 31,
                          --------------------------------------------------------
                             2000       1999        1998      1997(1)      1996
                          ---------- ----------  ----------  ---------- ----------
Balance Sheet Data:
Investments, at equity..  $2,476,389 $2,659,398  $3,071,772  $2,658,748 $1,438,937
Real estate, net of
 accumulated
 depreciation...........     999,278  1,073,474   1,164,869     716,882  1,365,373
Total assets............   3,637,213  3,957,151   4,510,357   3,614,239  2,929,284
                          ---------- ----------  ----------  ---------- ----------
Long-term debt:
 Security Capital (6)...     929,494    978,557     937,010     323,024    940,197
 Majority-owned
  subsidiaries (3)......     182,685    378,210     343,362     301,606    257,099
Minority interests (7)..          63     94,723     132,718     107,135    394,537
Total shareholders'
 equity.................  $2,292,989 $2,180,787  $2,422,979  $2,548,873 $  918,702
                          ========== ==========  ==========  ========== ==========

--------
(1) Prior to 1997, Security Capital consolidated the accounts of Security Capital Atlantic Incorporated (Atlantic). During 1997, Security Capital's ownership of Atlantic decreased to less than 50%. Accordingly, Atlantic was not consolidated effective January 1, 1997.

(2) These are loss provisions recorded at Homestead and relating to the sale of Strategic Hotel Capital in which Security Capital disposed of its 33% ownership in 1999.
(3) Security Capital does not guarantee the debt of any of its consolidated or unconsolidated operating companies.
(4) 257,642 Series B Preferred Shares were issued on May 12, 1998, in exchange for the 139,000 Series A Preferred Shares and 3,293,288 Class B Shares.
(5) Includes the conversion of Class A Shares into Class B Shares.
(6) On September 29, 1997, Security Capital called for redemption its convertible debentures due 2014. Substantially all the holders of these debentures elected to convert their debentures into Class A Shares.
(7) In June 2000, Security Capital completed a cash tender offer and a merger for substantially all of the publicly-held shares of Homestead's common stock it did not already own. As a result, Security Capital's ownership in Homestead is now 99.9%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Overview

   Prior to 2001, Security Capital operated its businesses through two reportable segments, the Capital Division and the Financial Services Division. The results of operations for these segments, are discussed below. These two sections are followed by a discussion of Security Capital's Liquidity and Capital Resources. All three of these sections should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

Results of Operations

Capital Division

   Earnings from Security Capital are primarily generated by its strategic investments. The majority of these investments are not consolidated and Security Capital reports its share of their respective earnings. The consolidated investments during 2000 included Homestead (which is the largest consolidated investment),

Belmont and European Real Estate Shares. Beginning in 2001, Security Capital will consolidate additional investees due to the acquisition of SC-U.S. Realty's assets described below. Cash flow for the Capital Division is generated through receipt of dividends and interest payments. See note 2 to the consolidated financial statements for detail of dividends received.

   Results for 2000 were significantly impacted by changes in the equity in earnings from strategic investees and the levels of investment in strategic investees.

 Equity in Earnings of Unconsolidated Investees

   The equity in earnings of Security Capital's unconsolidated investees included changes in unrealized gains or losses for SC-U.S. Realty and SC-Preferred Growth. These changes were generated as a result of fluctuating market prices for the shares in their underlying investments and were reflected in earnings due to SC-U.S. Realty's and SC-Preferred Growth's use of fair value accounting. Fluctuations in market prices do not have an impact on cash flow, but the general increase in real estate equity security prices in 2000 and general decline in 1999 and 1998 had a material impact on Security Capital's equity in earnings of SC-U.S. Realty, and therefore on Security Capital's earnings. Subsequent to January 16, 2001, Security Capital will no longer experience the earnings volatility associated with SC-U.S. Realty due to the acquisition of that company's assets by Security Capital and the discontinued use of fair value accounting.

   Presented below is Security Capital's equity in earnings (loss) for the years ended December 31, 2000, 1999, and 1998 (dollar amounts in millions) and Security Capital's common share ownership interest in unconsolidated affiliates as of December 31, 2000, 1999, and 1998. Explanations of earnings changes at the investee level which materially impacted Security Capital's equity in earnings follow the table.

                                        Equity in Earnings
                                         (Loss) Year Ended     % Ownership as of
                                           December 31,          December 31,
                                       ----------------------  -----------------
                                        2000   1999    1998    2000  1999  1998
                                       ------ ------  -------  ----- ----- -----
   Archstone.......................... $ 81.9 $ 79.7  $  75.1  25.8% 39.2% 38.1%
   ProLogis...........................   48.0   41.1     25.5  30.2% 30.8% 40.4%
   SC-European Realty.................    2.3   (2.7)    (3.5) 34.6% 34.6% 34.6%
   SC-Preferred Growth................   23.4    2.9     (3.8)  9.2%  9.3%  9.8%
   SC-U.S. Realty.....................  206.5  (46.8)  (163.8) 40.6% 39.6% 35.0%
   SC-US Real Estate Shares...........    6.9    --       --   13.8% 51.6% 89.9%
   Strategic Hotel....................    --    11.2      9.6    --    --  30.4%
                                       ------ ------  -------
                                       $369.0 $ 85.4  $ (60.9)
                                       ====== ======  =======

 Archstone

   Archstone's increase in earnings for 2000 compared to 1999 was due primarily to an increase in rental rates and improvement in operating margins. Security Capital's ownership position in Archstone decreased from 39.2% as of December 31, 1999 to 25.8% as of December 31, 2000 as a result of Security Capital selling portions of its Archstone stock in three separate stock sales transactions. Accordingly, Security Capital Group's equity in earnings for Archstone also decreased during 2000. On February 28, 2001, Security Capital sold substantially all of its remaining shares of Archstone stock in an underwritten public offering and a sale of shares back to Archstone. Proceeds of the sale were used to pay off debt. Atlantic was merged into Archstone in July 1998. For purposes of this table, the results of Archstone and Atlantic are combined for the year ended December 31, 1998.

 ProLogis

   Increases in ProLogis' 2000 earnings were a result of further expansion of services provided through its corporate distribution facilities business, which consists of the development of distribution facilities for sales or fees. Income for this business segment increased by more than 65% in 2000, but growing or sustaining this level of sales cannot be assured. ProLogis' operating properties also provided solid performance. This increase was partially offset by results in ProLogis' refrigerated logistics business which declined 42% from 1999. ProLogis also recognized $69.7 million of transactional gains from completing $133 million in asset optimization dispositions during 2000.

   In March 1999, ProLogis merged with Meridian Industrial Trust. The shares issued by ProLogis to complete the merger reduced Security Capital's ownership position from 40.4% at year-end 1998 to 30.8% at year-end 1999. Security Capital continues to be ProLogis' largest shareholder.

   ProLogis' increase in earnings for 1999 over 1998 was primarily due to an increase in income generated by ProLogis' unconsolidated subsidiaries (which provide temperature-controlled storage and build-to-suit services) and a 27.9% increase in the square footage of distribution facilities owned primarily due to the Meridian merger.

 SC-European Realty

   SC-European Realty earnings included gains on sale of development/redevelopment assets from the office business sector during 2000. Additionally, its subsidiary, Interparking, experienced strong same store sales growth and performance of acquired businesses in 2000. SC-European Realty commenced operations in April 1998. Therefore, the primary reason for its improved results in 1999 compared to 1998 was a full year of operations in 1999. Security Capital's weighted average investment increased to $392.5 million in 1999 from $156.3 million in 1998.

   SC-European Realty's current investments are primarily in operating and development companies with 39% pre-stabilized assets at December 31, 2000. It is expected that recurring earnings for SC-European Realty will continue to increase as additional properties reach stabilization. However, there will be variability in SC-European Realty's earnings since a portion of earnings are derived from asset sales, and earnings may decrease in some years. SC-European Realty will focus on three core businesses: self-storage, suburban office and parking.

 SC-Preferred Growth

   SC-Preferred Growth's change in earnings for the years ended 2000, 1999, and 1998 was due primarily to changes in market prices for the shares in its underlying investments and increases in SC-Preferred Growth's weighted average net assets at fair value. The market value of SC-Preferred Growth's investments increased by $187 million in 2000, declined by $7.1 million in 1999, and declined $66.6 million in 1998. SC-Preferred Growth's weighted average net assets at fair value were $1.0 billion in 2000, $822.7 million in 1999, and $633.3 million in 1998.

 SC-U.S. Realty

   SC-U.S. Realty's net income in 2000 was due primarily to an increase in market prices for the shares of its underlying investments, partially offset when one investee experienced realized losses on sales of a portion of its real estate investments. SC-U.S. Realty also sold its investments in Security Capital common stock and 6.5% convertible debentures for a loss of $68.9 million in March 2000. Because of Security Capital's ownership position in SC-U.S. Realty, Security Capital recorded its pro rata portion of the loss on the sale of common stock as a reduction of additional paid-in capital and its pro rata portion of the loss on the convertible debentures as a discount to convertible debentures.

   SC-U.S. Realty experienced losses for the years' ended 1999 and 1998 primarily from the overall decrease in market prices for the shares in its underlying investments. The portfolio of strategic long-term investments experienced a $183.8 million market value decline in 1999 (which included a $65.6 million loss on the sale of its special opportunity investment portfolio), and a $472.8 million market value decline in 1998.

   Net investment income (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) was $85.6 million, $71.0 million, and $77.9 million for the years ended 2000, 1999, and 1998 respectively. The increase in net investment income during 2000 compared to 1999 is due to decreased interest expense on its line of credit. The decline in net investment income during 1999 compared to 1998 is primarily related to decreased dividend income from the special opportunity investment portfolio due to the sale of this portfolio throughout 1999.

   During 1999, Security Capital's ownership position in SC-U.S. Realty increased from 35.0% to 39.6% as SC-U.S. Realty repurchased approximately 11.4% of its outstanding shares. Security Capital made an additional investment in SC-U.S. Realty of $1.7 million in 1999.

   On January 16, 2001, a Security Capital subsidiary purchased all assets of SC-U.S. Realty for shares and cash, resulting in the net issuance of 45.4 million Class B Shares and the payment of $112 million in cash. In addition, Security Capital funded $434 million to repay indebtedness of SC-U.S. Realty existing on the date of acquisition by borrowing $530 million on a transaction loan. The loan bore interest at LIBOR + 1.3% and matured in one year. In February 2001, Security Capital fully repaid the loan with proceeds from the sales of Archstone shares.

   The purchase of SC-U.S. Realty's assets gives Security Capital the ability to control or influence those investments directly and reduce expenses significantly. Offsetting these benefits is the loss of advisory fees ($31.8 million in 2000) and the issuance of 45.4 million Class B Shares (which will be partially offset by share repurchases). See the pro forma financial statements at "SC-U.S. Realty Acquisition and Sale of Archstone Stock."

 Strategic Hotel

   In September 1999, Security Capital sold its entire ownership in Strategic Hotel for net proceeds of approximately $329 million, generating a loss of $55.2 million. The sale proceeds were used to reduce Security Capital's line of credit balance and to fund share and debenture repurchases. As a result of the sale, equity in earnings from Strategic Hotel were not recorded after the second quarter of 1999.

 Consolidated Investments

 Homestead

   Homestead's 2000 results were positively impacted as a result of accomplishing three primary objectives established in 1999: reduction of debt (through land sales), reduction in operating costs, and improved property level operating margins. The following table sets forth the results of Homestead's operations in 2000, 1999, and 1998.

                                                                Homestead
                                                             Total Portfolio
                                                            -------------------
                                                            2000*  1999*  1998*
                                                            -----  -----  -----
      Operating Properties.................................  135    136    120
      Average Occupancy.................................... 77.6%  70.2%  70.4%
      Average Weekly Rate.................................. $356   $349   $301
      Weekly RevPAR........................................ $276   $245   $212
      Property Operating Margin**.......................... 59.2%  56.3%  59.2%

--------
* All amounts are annual averages except "Operating Properties," which are as of year-end.
** Management targets an operating margin of 57% to 59% but there are no assurances that such margins will be achieved.


   Overall property level results for Homestead are summarized below for 2000, 1999, and 1998 (in millions):

                                                            2000   1999   1998
                                                           ------ ------ ------
      Total Property Revenue.............................. $264.2 $224.5 $140.1
      Total Property Expense..............................  107.7   98.0   57.1
                                                           ------ ------ ------
      Net operating income................................ $156.5 $126.5 $ 83.0
                                                           ====== ====== ======

   Property level operating margins increased by 290 basis points as weekly revenue per available room (RevPAR) increased by 12.7%. Net income, before a $71 million provision for loss on properties held for sale recorded in 2000 and a $65.3 million special charge recorded in 1999 (described below), increased by $52.6 million from 1999 to 2000.

   2000 net operating income increased over 1999 due to an increase in occupancy as well as the impact of restructuring operations in 1999. The increase in net operating income from 1998 to 1999 was due to an increase in the number of operating facilities as well as the restructuring of operations. The increase in operating properties from 1998 to 1999, was the primary reason for Security Capital's consolidated increase in depreciation from $37.4 million in 1998 to $44.9 million in 1999.

   During 1999, Homestead made a decision to end its development program for all projects that were in the planning stages. A special charge of $65.3 million was recorded in the second quarter of 1999 for primarily write-downs of land held for sale, write-offs of costs of pursuing other land parcels and the costs of severance of personnel. (See note 13 to the consolidated financial statements for details of the special charge.) As of the end of February 2001, Homestead had sold $94.1 million of the original $95.5 million of land held for sale.

   In 2000, 29 operating properties were classified as held for sale and a provision for loss of $71 million was recorded to reduce the properties' carrying value to their estimated fair value less costs to sell. During the fourth quarter of 2000 and first quarter of 2001, Homestead sold 25 of these properties at the reduced carrying value for proceeds of approximately $81.4 million which were primarily used to reduce debt. Homestead's net operating income in future periods will be lower due to these sales but the remaining assets are newer.

   Homestead was not in operation during the last significant U.S. economic slowdown. If a recession or significant reduction in U.S. economic growth occurs and persists, Homestead property performance may suffer. In aggregate, Homestead properties were ahead of comparable 2000 results through February 2001.

 Belmont

   Belmont's activities involve the operation and development of assisted living facilities. As of December 31, 2000, Belmont had four operating communities, one of which was stabilized in 2000. Construction is underway on five additional sites with three additional properties in the planning process. Belmont's net loss of $6.7 million for the year ended December 31, 2000 was an improvement from 1999's net loss of approximately $15.9 million, due to non-recurring start-up expenses incurred in 1999 and positive net income from the first four communities in 2000 as they became operational. As of February 28, 2001 Belmont's operating properties had the following occupancies:

                                                                        2/28/01
                                            Location     Opening Date  Occupancy
                                         -------------- -------------- ---------
      West University................... Houston, TX    December, 1998   100%
      Green Hills....................... Nashville, TN  October, 1999     92%
      St. Matthews...................... Louisville, KY December, 1999    85%
      Memphis........................... Memphis, TN    February, 2000    97%

   Belmont's strategy has evolved to focus exclusively on infill markets with high barriers to entry. Current development projects include:

                                                                    Project Cost
                                                       Projected        (in
                                        Location      Opening Date   millions)
                                     --------------- -------------- ------------
      Under construction:
        Geneva Road................. Chicago, IL     March, 2001       $20.1
        Sabre Springs............... San Diego, CA   March, 2001        23.6
        Winchester.................. San Jose, CA    October, 2001      22.9
        Hollywood................... Los Angeles, CA October, 2001      19.3
        Glenview.................... Chicago, IL     February, 2002     20.6
      Land owned:
        Burbank..................... Burbank, CA     June, 2002        $23.9
        Sunnyvale................... San Jose, CA    July, 2002         23.0

 Realized Gains

   Realized capital gains increased by $153.5 million from 1999 to 2000. This increase was due primarily to gains on the sale of 22.8 million shares of Archstone common stock.

 Interest Expense

   Consolidated interest expense was $108.6 million in 2000, $133.5 million in 1999, and $82.2 million in 1998. The decrease from 1999 to 2000 was due to the reduction of line of credit balances (from operating cash flow and asset sales) and the elimination of interest on the Homestead convertible mortgages which were purchased from Archstone in July 2000. The increase from 1998 to 1999 was due to an increase in average long-term debt outstanding from $273.4 million in 1998 to $696.5 million in 1999 and higher interest expense at Homestead as no interest was capitalized after the curtailment of development activity during the second quarter of 1999.

 Preferred Share Dividends

   Preferred share dividends for 2000, 1999, and 1998 were $18.0 million, $18.0 million, and $35.1 million, respectively. The decrease in 1999 was due to a $19.8 million non-cash dividend incurred in 1998 in conjunction with the exchange of Series A Preferred Shares and certain Class B Shares for Series B Preferred Shares. See note 6 to the consolidated financial statements for further discussion.

Financial Services Division

   The primary components of the Financial Services Division are the Capital Markets Group and the Global Capital Management Group. These two groups were the Financial Services Division's primary earnings generators. In addition, the Corporate Services Group and the Real Estate Research Group enable Security Capital and its affiliates to combine certain activities with affiliates and achieve economies of scale. Revenues for the Financial Services Division are presented in the following table for the years' ended December 31, 2000, 1999 and 1998 (in millions):

                                                                Revenues
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
      Global Capital Management Group...................... $60.9  $57.3  $49.2
      Corporate Services Group.............................  15.3   17.7   17.6
      Capital Markets Group................................  13.0   23.1   31.1
      Real Estate Research Group...........................   0.3    1.1    1.5
                                                            -----  -----  -----
        Sub-total..........................................  89.5   99.2   99.4
      Less amounts eliminated in consolidation.............  (4.4) (11.2)  (5.5)
                                                            -----  -----  -----
          Total............................................ $85.1  $88.0  $93.9
                                                            =====  =====  =====

   During the latter half of 1999, the Global Capital Management Group became increasingly successful in adding new investment management clients, which has continued throughout 2000 and resulted in higher revenues. Assets under management for the Global Capital Management Group as of December 31, 2000, 1999 and 1998, are presented in the following table (in millions):

                                                             2000   1999   1998
                                                            ------ ------ ------
      SC-European Realty................................... $1,127 $1,203 $1,156
      SC-Preferred Growth..................................  1,048    861    800
      SC-U.S. Realty (1)...................................  2,844  2,417  2,847
      Mutual Funds.........................................    129     61    111
      Other................................................    930    413     79
                                                            ------ ------ ------
                                                            $6,078 $4,955 $4,993
                                                            ====== ====== ======

--------
(1) Excludes investments in Security Capital held by SC-U.S. Realty which were sold in the first quarter 2000.

   Although real estate security prices rose in 2000, the decline in real estate security prices in 1998 and 1999 made it more difficult to execute capital markets transactions in those years. In addition, in 2000 there were fewer equity transactions among Security Capital's investees in which the Capital Markets Group participated, thus impacting revenues for Capital Markets Group. In order to expand the base of potential clients for the Capital Markets Group, Security Capital contributed this subsidiary's assets to Macquarie Capital Partners LLC. Security Capital now owns 40% of this entity, with Macquarie Bank of Australia owning 40%, and the entity's management owning the other 20%. No gain or loss was recognized on this contribution. Beginning in 2001, Security Capital will recognize its share of Macquarie Capital Partners LLC's net earnings or losses.

Other Items

 General, administrative and other expenses

   General, administrative and other expenses for 2000, 1999 and 1998 were $44.2 million, $56.3 million, and $62.8 million, respectively. The continued decreases from each year resulted primarily from personnel reductions and other cost controls by Security Capital and Homestead.

 Provision for Income Taxes

   The effective tax rate of 27.5% on GAAP pre-tax income for 2000 was lower than the expected corporate tax rate of 35% primarily due to use of capital and operating loss carry-forwards at consolidated subsidiaries and non-taxable earnings of a foreign subsidiary.

   The effective income tax benefit was 13% of loss from operations for 1999, which is less than the U.S. statutory tax rate of 35% due to losses at consolidated subsidiaries (which were not consolidated for tax purposes) that can only be recognized when the subsidiary is sold or through taxable income generated by the subsidiary, and capital losses generated from the 1999 sale of Strategic Hotel were used to offset capital gains in 2000.

   The effective tax rate in 1998 was 32% of the operating loss, which approximates the statutory tax rate. Security Capital expects its future effective tax rate to be closer to the statutory rate because net operating loss carryforwards were substantially utilized in 2000, which is expected to impact net earnings.

   Security Capital's tax basis in investees is generally equal to its original cost basis for such assets, reduced by the portion of the cumulative dividends received from investees which may have been characterized for tax purposes as return of capital. Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at December 31, 2000, was as follows (in thousands):

      Archstone........................................................ $434,877
      ProLogis.........................................................  636,361
      SC-European Realty...............................................  440,548
      SC-U.S. Realty...................................................  733,645
      Homestead........................................................  488,805
      Belmont..........................................................   72,298
      CarrAmerica*.....................................................  690,782
      City Center Retail*..............................................  192,126
      CWS Communities*.................................................  242,612
      Urban Growth*....................................................  188,510
      Regency*.........................................................  722,467
      Storage USA*.....................................................  379,486

--------
  *Investments acquired from SC-U.S. Realty on January 16, 2001. Reflects
   Security Capital's basis as a result of that transaction.

 Extraordinary items

   In 2000, there were extraordinary gains on early extinguishments of debt, totaling $21.8 million. During the second quarter, Security Capital exchanged with an unaffiliated party approximately 1.6 million shares of Archstone for $42.5 million face value of 6.5% convertible debentures, resulting in an extraordinary gain of $6.1 million, net of tax. The second extraordinary gain, amounting to $15.7 million, net of tax, related to the in-substance extinguishment of the Homestead convertible mortgages acquired by Security Capital as partial consideration for approximately 17.5 million Archstone shares sold to Archstone.

   In 1999 there were extraordinary gains on early extinguishments of debt, net of minority interest, totaling $16.0 million. The first, amounting to $10.9 million, related to the repurchase of $37.8 million principal amount of 6.5% convertible debentures by Security Capital. The second, amounting to $5.1 million, related to full settlement of a finders' fee liability by Homestead.

   The $17.7 million extraordinary loss in 1998 on the early extinguishment of debt, net of minority interest, relates to the extinguishment of Homestead mortgage notes with Atlantic.

 EBDADT

   Earnings before depreciation, amortization and deferred taxes, or EBDADT, is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of the real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments (as described in note 4 to the consolidated financial statements), the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

   Capital Division EBDADT reflects equity in EBDADT before special items from investees, less allocated general and administrative expenses, interest expense, taxes and non-real estate related depreciation. Financial Services Division EBDADT reflects allocations of general and administrative expenses, taxes and non-real estate related depreciation.

   EBDADT results before special items for the years ended December 31, 2000, 1999, and 1998 were as follows (in millions):

                                                            2000   1999   1998
                                                           ------ ------ ------
      Capital Division.................................... $287.1 $222.1 $194.7
      Financial Services Division.........................   18.8   15.5   27.6
                                                           ------ ------ ------
        EBDADT before special items....................... $305.9 $237.6 $222.3
                                                           ====== ====== ======

   EBDADT results for the Financial Services Division for all years can be attributed to the same factors that impacted Financial Services Division revenues and expenses, as discussed above.

   Due to changes in strategic focus (see Part 1, "Business") and related re-allocations of capital, the Capital Division also incurred the following special items for the years ended 2000, 1999, and 1998 (amounts in millions). Management does not believe these items relate to continuing operating performance.

                                                         2000   1999    1998
                                                        ------ -------  -----
      Realized gains (losses).......................... $  0.3 $ (25.8) $(0.4)
      Extraordinary gain on retirement of debt, net of
       tax.............................................    6.2    10.9    --
      Gain on sale of Archstone stock, net of tax......  123.1     --     --
      Homestead's special charges related to land
       write-downs, employee severance and other
       expenses related to curtailing its development
       program.........................................    1.5   (45.6)  (4.7)
      Loss on sale of Strategic Hotel..................    --    (55.3)   --
      Security Capital's special charge related to
       overhead reductions.............................    --      --    (3.7)
                                                        ------ -------  -----
                                                        $131.1 $(115.8) $(8.8)
                                                        ====== =======  =====

 SC-U.S. Realty Acquisition and Sale of Archstone Stock

   As discussed in "Significant Developments During 2000", Security Capital completed the purchase of all of SC-U.S. Realty's assets on January 16, 2001 and the sale of its remaining Archstone shares on February 28, 2001. The following pro forma financial information has been prepared as if the transactions occurred on December 31, 2000 for balance sheet purposes and prior to January 1, 2000 for statement of operations purposes. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board opinion No. 16.

                      SECURITY CAPITAL GROUP INCORPORATED

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                               December 31, 2000
                                 (In thousands)

                                                        Pro Forma Merger Adjustments
                      Security    SC-U.S.   ----------------------------------------------------------  Impact of Sale
                      Capital      Realty   Purchase Price    Security       Consolidation/              of Archstone
      ASSETS         Historical  Historical Adjustment(a)      Capital       Elimination(i) Pro Forma       shares
      ------         ----------  ---------- --------------   -----------     -------------- ----------  --------------
Investments, at
 equity:
 Archstone
  Communities
  Trust............  $  488,884  $      --    $     --       $       --        $      --    $  488,884    $(488,884)(j)
 ProLogis Trust....     565,184         --          --               --               --       565,184          --
 Security Capital
  European Realty..     393,200         --          --               --               --       393,200          --
 Security Capital
  Preferred Growth
  Incorporated.....      88,716         --          --               --               --        88,716          --
 SC-U.S. Realty....     925,417         --          --          (925,417)(f)          --           --           --
 SC-US Real Estate
  Shares...........      14,988         --          --               --               --        14,988          --
 CarrAmerica
  Realty
  Corporation......         --      895,644    (175,673)(b)          --               --       719,971          --
 City Center
  Retail Trust.....         --      175,722     (34,466)(b)          --          (141,256)         --           --
 CWS Communities
  Trust............         --      256,739     (50,357)(b)          --          (206,382)         --           --
 Regency Centers
  Corporation......         --      811,847    (159,237)(b)          --               --       652,610          --
 Storage USA,
  Inc..............         --      373,560     (73,270)(b)          --               --       300,290          --
 Urban Growth
  Property Trust...         --      291,800     (48,310)(b)          --          (243,490)         --           --
Real estate, less
 accumulated
 depreciation......     999,278         --          --               --         1,112,702    2,111,980          --
Investments in
 publicly traded
 real estate
 securities, at
 market value......      10,993         --          --               --               --        10,993          --
Cash and cash
 equivalents.......      28,917     102,943         --               --            43,328      175,188          --
Other assets.......     121,636      59,317      (3,773)(c)          --            30,014      207,194          --
                     ----------  ----------   ---------      -----------       ----------   ----------    ---------
   Total assets....  $3,637,213  $2,967,572   $(545,086)     $  (925,417)      $  594,916   $5,729,198    $(488,884)
                     ==========  ==========   =========      ===========       ==========   ==========    =========
  LIABILITIES AND
   SHAREHOLDERS'
      EQUITY
  ---------------
Liabilities:
Lines of credit....  $   66,500  $  123,500   $     --       $    27,185 (g)   $  108,800   $  325,985    $(113,439)(j)
Transaction loan...         --          --          --           530,000 (g)          --       530,000     (530,000)(j)
Mortgage notes
 payable...........      45,418         --          --               --           395,412      440,830          --
Long-term debt.....     699,676         --          --               --               --       699,676          --
Convertible
 debentures........     229,818     403,535      10,250 (d)     (413,785)(d)          --       229,818          --
Capital lease
 obligations.......     137,267         --          --               --               --       137,267          --
Accounts payable
 and accrued
 expenses..........     112,650       9,459         --            (1,375)(d)       24,646      145,380          --
Deferred tax
 liability (asset).      52,832      55,473    (141,843)(e)          --               --       (33,538)        (380)(k)
                     ----------  ----------   ---------      -----------       ----------   ----------    ---------
   Total
    liabilities....   1,344,161     591,967    (131,593)         142,025          528,858    2,475,418     (643,819)
Minority interests.          63         --          --               --            66,058       66,121
Shareholders'
 equity:
 Class A common
  shares...........          10         --          --               --               --            10          --
 Class B common
  shares...........         517         --          --               454 (h)          --           971          --
 Series B
  preferred
  shares...........     257,642         --          --               --               --       257,642          --
 Additional paid-
  in capital.......   2,126,290         --          --           894,216 (h)          --     3,020,506          --
 Accumulated other
  comprehensive
  income...........     (35,091)        --          --               --               --       (35,091)         --
 Retained earnings
  (deficit)........     (56,379)        --          --               --               --       (56,379)     154,935 (l)
 SC-U.S. Realty's
  equity...........         --    2,375,605    (413,493)(f)   (1,962,112)(h)          --           --           --
                     ----------  ----------   ---------      -----------       ----------   ----------    ---------
   Total
    shareholders'
    equity.........   2,292,989   2,375,605    (413,493)      (1,067,442)             --     3,187,659      154,935
                     ----------  ----------   ---------      -----------       ----------   ----------    ---------
   Total
    liabilities and
    shareholders'
    equity.........  $3,637,213  $2,967,572   $(545,086)     $  (925,417)      $  594,916   $5,729,198    $(488,884)
                     ==========  ==========   =========      ===========       ==========   ==========    =========
      ASSETS         Pro Forma
      ------         -----------
Investments, at
 equity:
 Archstone
  Communities
  Trust............  $      --
 ProLogis Trust....     565,184
 Security Capital
  European Realty..     393,200
 Security Capital
  Preferred Growth
  Incorporated.....      88,716
 SC-U.S. Realty....         --
 SC-US Real Estate
  Shares...........      14,988
 CarrAmerica
  Realty
  Corporation......     719,971
 City Center
  Retail Trust.....         --
 CWS Communities
  Trust............         --
 Regency Centers
  Corporation......     652,610
 Storage USA,
  Inc..............     300,290
 Urban Growth
  Property Trust...         --
Real estate, less
 accumulated
 depreciation......   2,111,980
Investments in
 publicly traded
 real estate
 securities, at
 market value......      10,993
Cash and cash
 equivalents.......     175,188
Other assets.......     207,194
                     -----------
   Total assets....  $5,240,314
                     ===========
  LIABILITIES AND
   SHAREHOLDERS'
      EQUITY
  ---------------
Liabilities:
Lines of credit....  $  212,546
Transaction loan...         --
Mortgage notes
 payable...........     440,830
Long-term debt.....     699,676
Convertible
 debentures........     229,818
Capital lease
 obligations.......     137,267
Accounts payable
 and accrued
 expenses..........     145,380
Deferred tax
 liability (asset).     (33,918)
                     -----------
   Total
    liabilities....   1,831,599
Minority interests.      66,121
Shareholders'
 equity:
 Class A common
  shares...........          10
 Class B common
  shares...........         971
 Series B
  preferred
  shares...........     257,642
 Additional paid-
  in capital.......   3,020,506
 Accumulated other
  comprehensive
  income...........     (35,091)
 Retained earnings
  (deficit)........      98,556
 SC-U.S. Realty's
  equity...........         --
                     -----------
   Total
    shareholders'
    equity.........   3,342,594
                     -----------
   Total
    liabilities and
    shareholders'
    equity.........  $5,240,314
                     ===========

     The accompanying notes are an integral part of the pro forma condensed consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                          Year ended December 31, 2000
                                 (In thousands)

                                                      Pro Forma Merger Adjustments
                                                 -------------------------------------------
                           Security    SC-U.S.      Pro Forma                                    Impact of Sale
                           Capital      Realty       Merger          Consolidation/   Pro         of Archstone       Pro
                          Historical  Historical Adjustments (m)      Elimination    Forma           shares         Forma
                          ----------  ---------- ---------------     -------------- --------     --------------    --------
Income:
 Equity in earnings
  (loss) of:
   Archstone Communities
    Trust...............  $  81,955    $    --      $     --            $    --     $ 81,955       $ (81,955)(y)   $    --
   ProLogis Trust.......     48,010         --            --                 --       48,010             --          48,010
   Security Capital
    European Realty.....      2,284         --            --                 --        2,284             --           2,284
   Security Capital
    Preferred Growth
    Incorporated........     23,412         --            --                 --       23,412             --          23,412
   SC-U.S. Realty.......    206,501         --       (206,501)(n)            --          --              --             --
   SC-US Real Estate
    Shares..............      6,883         --            --                 --        6,883             --           6,883
   CarrAmerica Realty
    Corporation.........        --       52,916        19,003 (o)            --       71,919             --          71,919
   City Center Retail
    Trust...............        --          --        (16,237)(o)         16,237         --              --             --
   CWS Communities
    Trust...............        --       18,612       (11,811)(o)         (6,801)        --              --             --
   Regency Centers
    Corporation.........        --       65,805       (14,662)(o)            --       51,143             --          51,143
   Storage USA, Inc.....        --       32,473        (6,190)(o)            --       26,283             --          26,283
   Urban Growth Property
    Trust...............        --        8,847           541 (o)         (9,388)        --              --             --
   Withholding tax......        --      (26,754)       26,754 (p)            --          --              --             --
 Realized capital gains
  (losses)..............    154,893     (83,391)       83,059 (q)            --      154,561        (155,020)(z)       (459)
 Change in unrealized
  gain (loss)...........        533     562,111      (562,111)(r)            --          533             --             533
 Financial Services
  Division revenues.....     85,073         --        (33,022)(s)(x)         --       52,051             --          52,051
 Other income...........      2,233       7,513          (745)(v)          1,876      10,877             --          10,877
 Property revenue.......    274,980         --            --             117,338     392,318             --         392,318
                          ---------    --------     ---------           --------    --------       ---------       --------
     Total income.......    886,757     638,132      (721,922)           119,262     922,229        (236,975)       685,254
                          ---------    --------     ---------           --------    --------       ---------       --------
Expenses:
 Financial Services
  Division expenses.....     65,843         --            --                 --       65,843             --          65,843
 Operating advisor
  fees..................        --       31,795       (31,795)(s)            --          --              --             --
 General,
  administrative and
  other expenses........     42,721       3,706        (1,227)(t)(x)      10,348      55,548             --          55,548
 Depreciation and
  amortization..........     45,981         --            552 (u)         22,426      68,959             --          68,959
 Interest expense.......    108,558      36,458        11,241 (v)         31,791     188,048         (66,891)(aa)   121,157
 Property expenses......    117,965         --            --              28,011     145,976             --         145,976
 Provision for loss on
  real estate...........     71,000         --            --                 --       71,000             --          71,000
 Losses from
  disposition of real
  estate................        --          --            --              21,402      21,402             --          21,402
                          ---------    --------     ---------           --------    --------       ---------       --------
     Total expenses.....    452,068      71,959       (21,229)           113,978     616,776         (66,891)       549,885
                          ---------    --------     ---------           --------    --------       ---------       --------
Earnings from operations
 before minority
 interest and income
 taxes..................    434,689     566,173      (700,693)             5,284     305,453        (170,084)       135,369
 Minority interests'
  share in net
  earnings..............     (2,154)        --            --              (5,284)     (7,438)            --          (7,438)
 Income taxes...........   (119,045)    (57,362)      104,444 (w)            --      (71,963)         59,529 (bb)   (12,434)
                          ---------    --------     ---------           --------    --------       ---------       --------
Earnings from
 operations.............    313,490     508,811      (596,249)               --      226,052        (110,555)       115,497
 Preferred share
  dividends.............    (18,035)        --            --                 --      (18,035)            --         (18,035)
                          ---------    --------     ---------           --------    --------       ---------       --------
Net earnings from
 operations attributable
 to common shares.......  $ 295,455    $508,811     $(596,249)          $    --     $208,017       $(110,555)      $ 97,462
                          =========    ========     =========           ========    ========       =========       ========
Weighted average common
 shares outstanding:
 Basic..................    107,514                    45,396                        152,910                        152,910
                          =========                 =========                       ========                       ========
 Diluted................    119,626                    45,396                        165,022                        154,454
                          =========                 =========                       ========                       ========
Per share net earnings
 from operations
 attributable to common
 shares:
 Basic..................  $    2.75                                                 $   1.36(cc)                   $   0.64
 Diluted................  $    2.56                                                 $   1.32(cc)                   $   0.63

     The accompanying notes are an integral part of the pro forma condensed consolidated financial statements

                      SECURITY CAPITAL GROUP INCORPORATED

              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               December 31, 2000
                    (In thousands except per share amounts)

(a) Represents adjustments to record SC-U.S. Realty's historical assets and liabilities at their respective purchase values based on the purchase method of accounting. The purchase price was computed as follows:

        Issuance of Security Capital Class B Shares(1)..............  $  894,670
        Cash payments to SC-U.S. Realty dissenting shareholders(2)..     112,025
        Cash payment to SC-U.S. Realty for redemption of the
         convertible debentures.....................................     413,785
        Assumption of SC-U.S. Realty's liabilities at estimated fair
         value......................................................     132,959
        Costs incurred by Security Capital(3).......................      30,000
                                                                      ----------
        Assumed purchase price......................................  $1,583,439
                                                                      ==========

  --------
  (1) Represents the value of 45,396 Security Capital Class B Shares that were exchanged for the 39,474 outstanding shares of SC-U.S. Realty not owned by Security Capital and its subsidiaries or by shareholders who voted against the transaction and chose cash. The value of the Class B Shares is based on the closing price of the Class B Shares for the three business days before the transaction was completed on January 16, 2001 ($19.71 per share). The outstanding shares of SC-U.S. Realty are calculated as follows:

          SC-U.S. Realty Shares outstanding as of January 16, 2001....  74,884
          Less SC-U.S. Realty shares owned by Security Capital........ (30,402)
          Less SC-U.S. Realty shares to be purchased for cash.........  (5,008)
                                                                       -------
          Outstanding shares of SC-U.S. Realty........................  39,474
                                                                       =======

  (2) Represents the cash payment to cash-electing SC-U.S. Realty shareholders of $22.37 per share based upon the average of the high and low per share sales prices of Class B Shares during the fifteen day trading period ending on January 5, 2001, as defined in the transaction agreement.

  (3) Represents costs to be incurred by Security Capital and SC-U.S. Realty in connection with the merger ($29,000 of investment banking and professional fees and $1,000 for other costs including printing, regulatory filings, title, and transfer costs).

(b) Represents the reduction in basis of SC-U.S. Realty's noncurrent assets in accordance with the purchase method of accounting based on the purchase price (see note (a)). Prior to its acquisition by Security Capital, SC-U.S. Realty reported its assets using the fair value method of accounting. Therefore, the information reflected in SC-U.S. Realty's historical column represents the values determined by SC-U.S. Realty under fair value accounting consistent with its past practice. Because the acquisition by Security Capital is at a price that is less than such value of the assets, there is approximately $541,313 of negative goodwill, which must be allocated to the long-lived assets acquired.

                      SECURITY CAPITAL GROUP INCORPORATED

              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(Continued)


   A summary of the recorded values of SC-U.S. Realty's assets, the calculation of negative goodwill and the calculation of the adjustment for the reduction in basis of SC-U.S. Realty's noncurrent assets are as follows:

        Recorded value of investments in operating companies....... $2,805,312
        Book value of SC-U.S. Realty's other assets................    162,260
        Adjustment to recorded value of other assets (see note
         (c))......................................................     (3,773)
                                                                    ----------
                                                                     2,963,799
        Less purchase price (see note (a)).........................  1,583,439
        Less existing Security Capital investment in SC-U.S.
         Realty....................................................    925,417
        Less existing deferred tax liability on investment in SC-
         U.S. Realty...............................................   (67,120)
        Less capital loss carryforward generated in transaction....   (19,250)
                                                                    ----------
        Negative goodwill.......................................... $  541,313
                                                                    ==========

   In accordance with generally accepted accounting principles, the negative goodwill is applied pro-rata to SC-U.S. Realty's long-lived assets, which are its investments in operating companies.

(c) Elimination of SC-U.S. Realty's deferred financing costs related to the debt that was repaid in connection with this transaction.

(d) An adjustment of $10,250 to fair value is required as Security Capital paid approximately $413,785 of principal and $1,375 of accrued interest to redeem SC-U.S. Realty's convertible debentures.

(e) As a result of the transaction, deferred taxes are adjusted for (i) the elimination of Security Capital's existing deferred tax liability on its investment in SC-U.S. Realty of $67,120, (ii) the elimination of $55,473 of deferred taxes recorded by SC-U.S. Realty under the Foreign Investment in Real Property Tax act of 1980 (FIRPTA) as Security Capital is not subject to FIRPTA, and (iii) a deferred tax asset of $19,250 relating to the capital loss carryforward generated in the transaction.

   A net deferred tax asset of $69,119 is created based on the difference between the tax basis and carrying value of the assets purchased in the transaction. Because the realizability of the net deferred tax asset is uncertain, a valuation allowance has been established in accordance with Statement of Financial Accounting Standards No. 109, fully offsetting this asset.

(f) Adjustment of SC-U.S. Realty's shareholders' equity based on the fair value of the shares to be received from Security Capital as calculated below:

        45,396 shares of Class B Shares at $19.71 per share (the
         per share value of the Class B Shares to be issued to
         U.S. Realty holders on a 1.15 to one basis as described
         in note (a))............................................. $   894,670
        Existing Security Capital investment in SC-U.S. Realty....     925,417
        Cash paid to SC-U.S. Realty cash-electing shareholders....     112,025
        Transaction costs incurred by Security Capital............      30,000
        SC-U.S. Realty's shareholders' equity as of December 31,
         2000.....................................................  (2,375,605)
                                                                   -----------
            Total adjustment                                       $ (413,493)
                                                                   ===========

                      SECURITY CAPITAL GROUP INCORPORATED

              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(Continued)


(g) The components of the acquisition to be financed are:

        SC-U.S. Realty convertible debentures, principal and
         interest.................................................. $ 415,160
        Purchase price plus transaction costs......................   142,025
                                                                    ---------
            Total financed.........................................   557,185
        Less transaction loan financing............................  (530,000)
                                                                    ---------
            Net increase in lines of credit outstanding............ $  27,185
                                                                    =========

(h) Represents (i) the 1.15 to one exchange of 39,474 shares of SC-U.S. Realty shares for 45,396 shares of Class B Shares; (ii) the par value of shares issued at $0.01 par value ($454) which results in $894,216 of additional paid-in capital; (iii) the payment of $112,025 million to SC-U.S. Realty's cash-electing shareholders; and (iv) the elimination of the remainder of SC-U.S. Realty's shareholders' equity.

(i) Subsequent to the acquisition, Security Capital intends to continue operating former SC-U.S. Realty's assets as part of a real estate operating company. As a result, Security Capital will not use fair value accounting as SC-U.S. Realty did, but rather will continue to use historical cost accounting for those assets. In addition, the former investments in real estate companies of SC-U.S. Realty investments in real estate companies will now be consolidated (where Security Capital can vote more than 50% of the shares of an entity) or reported utilizing the equity method of accounting where Security Capital does not have control, yet owns greater than 20%. Thus, purchase accounting adjustments are required for SC-U.S. Realty's consolidated subsidiaries (City Center Retail Trust, CWS Communities Trust and Urban Growth Properties Trust, collectively "the consolidated entities"). Since the value of the consolidated entities' assets exceeds Security Capital's new basis in them, negative goodwill is created which is then allocated to the consolidated entities' long-lived assets, namely their real estate.

(j) Represents adjustment to record the February 2001 sale of Archstone stock. The net proceeds of $643,439 were used to pay off the $530,000 remaining balance on the transaction loan with the remainder used to pay down the line of credit balance.

(k) Represents the impact on deferred taxes from the sale of Archstone stock.

(l) Represents the gain, net of tax, recognized on the sale of Archstone stock as described in note (j).

(m) The relative impact of transaction-related increases in pro forma earnings from operations reflected in the accompanying pro forma condensed consolidated statements of operations should not be extrapolated to future periods.

(n) Elimination of Security Capital's equity in earnings of SC-U.S. Realty including the earnings related to unrealized appreciation on investments.

                      SECURITY CAPITAL GROUP INCORPORATED

              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(Continued)


(o) As a result of the transaction, Security Capital will account for its investments in former investees of SC-U.S. Realty under the historical cost method, which would require equity or consolidation depending on Security Capital's voting percentage. As a result, it is necessary to replace the dividend revenue recorded by SC-U.S. Realty with equity in earnings of each investee:

                                                 For the Year Ended December
                                                           31, 2000
                                                -------------------------------
                                                Dividends Equity in  Pro forma
                                                Received  Earnings   Adjustment
                                                --------- ---------  ----------
      CarrAmerica Realty Corporation........... $ 52,916  $ 71,919    $ 19,003
      City Center Retail Trust.................      --    (16,237)    (16,237)
      CWS Communities Trust....................   18,612     6,801     (11,811)
      Regency Centers Corporation..............   65,805    51,143     (14,662)
      Storage USA, Inc.........................   32,473    26,283      (6,190)
      Urban Growth Property Trust..............    8,847     9,388         541
                                                --------  --------    --------
                                                $178,653  $149,297    $(29,356)
                                                ========  ========    ========

(p) Elimination of SC-U.S. Realty's withholding and other taxes since dividends would be received directly by Security Capital and not be subject to withholding tax.

(q) For the year ended December 31, 2000, SC-U.S. Realty recognized realized losses on the sale of its investment in Security Capital's debt and equity securities ($68,857) and a write-down of its investment in City Center Retail Trust because of losses on sales of properties in that entity. On a pro forma basis, the realized portion of the Security Capital loss is offset by a change in unrealized gains/losses below and the loss on City Center Retail Trust is recognized in equity in its earnings.

(r) As a result of Security Capital using the historical cost method of accounting for its investees, SC-U.S. Realty's change in unrealized gain/losses in fair value will be eliminated. In addition, SC-U.S. Realty held debt and equity securities of Security Capital which were recorded at market value. The change in unrealized gains/losses of these securities will also be eliminated.

(s) Elimination of Security Capital management fee for advising SC-U.S.
    Realty.

(t) While Security Capital Group expects that additional general and administrative cost savings could result from the transaction, such savings could not be factually supported and quantified within the U.S. Securities and Exchange Commission regulations governing the preparation of the pro forma financial statements. Consequently, no adjustment has been made to the pro forma financial statements.

(u) Represents the net increase in depreciation of real estate as a result of the change in basis to record the difference of historical value over purchase price (see note (b)) for the year ending December 31, 2000.

      Reduction in real estate basis................................. $(11,142)
      Less amount of reduction allocated to:
        Developments in progress.....................................   31,355
        Land held for development....................................      491
        Land portion of operating facilities.........................   (4,141)
                                                                      --------
      Increase in basis of operating facilities......................   16,563
      Estimated annual increase in depreciation expense based on
       assumed weighted average life of 30 years..................... $    552
                                                                      ========

                      SECURITY CAPITAL GROUP INCORPORATED

              NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS--(Continued)


(v) The increase in interest expense results from the following:

      Elimination of SC-U.S. Realty's interest expense..............  $(36,458)
      Increase related to borrowing on credit facilities to fund the cash payment to dissenters, transaction-related costs
       identified in notes (a) and (g) and repayment of SC-U.S.
       Realty's convertible debentures and line of
       credit (1)...................................................    48,444
      Elimination of interest paid to SC-U.S. Realty on its holdings
       of Security Capital convertible debentures...................      (745)
                                                                      --------
          Net increase in interest expense..........................  $ 11,241
                                                                      ========

  --------
  (1) Computed using Security Capital's actual weighted average interest rate of 7.65% for the year ended December 31, 2000.

(w) Additional income taxes on SC-U.S. Realty's taxable earnings at the statutory tax rate of 35% and the elimination of deferred taxes recorded by SC-U.S. Realty (see note (e)).

(x) Represents the consolidation of entities that will be majority owned by Security Capital. Included in the consolidation is the elimination of financial services revenues charged to these companies. These amounts totaled $1,227 for the year ending December 31, 2000.

(y) Represents the adjustment to eliminate the equity in earnings of Archstone.

(z) During 2000, Security Capital recognized gains on sales of Archstone stock. For purposes of the pro forma financial statements, these sales are assumed to have taken place prior to January 1, 2000 and the gains are eliminated from the 2000 pro forma statement of operations.

(aa) As described in note (j), the proceeds were used to pay off the balance on the transaction loan and pay down the line of credit balance. In addition, Security Capital would have had to borrow to replace the dividends received from Archstone. This adjustment represents the change in interest expense due to the changes in borrowings for the year ended December 31, 2000.

      Impact on interest expense due to:
        April 2000 exchange for 6.5% convertible debentures........... $   806
        July 2000 exchange for cash and Homestead 9% convertible
         mortgage notes...............................................  15,313
        December 2000 sale for cash...................................   5,462
        February 2001 sale for cash...................................  47,938
        Additional borrowings to replace the dividends received by
         Archstone ($68,697 for the year ended December 31, 2000).....  (2,628)
                                                                       -------
          Net decrease in interest expense............................ $66,891
                                                                       =======

   Computed using Security Capital's weighted average interest rate of 7.65% for the year ended December 31, 2000.

(bb) Reduction in income taxes at the statutory tax rate of 35%.

(cc) Excluding the gain on sale of Archstone stock, net of tax, net income per share would be $0.70 and $0.69 per share for basic and diluted, respectively.

Liquidity and Capital Resources

   As of February 28, 2001, following the acquisition of SC-U.S. Realty's assets and the sale of the Archstone investment, Security Capital had total assets (based on market prices for its publicly-traded investments) of $5.3 billion and total debt of $925 million, all of which is long-term unsecured debt with a weighted average life of 12.0 years. Security Capital also had as of that date $470 million of available line of credit capacity, none of which was funded, and $56.9 million of consolidated cash balances.

   In March 2001, Security Capital announced a tender offer to repurchase up to 9.3 million of its Class B Shares a price between $18.50 and $21.50 per share to be financed by available cash and proceeds from its line of credit.

 Investment Activity

   Security Capital's investment activity primarily consists of allocation (redemptions) of its capital to its various affiliates. The following table summarizes Security Capital's capital allocations to and sales or redemptions of its primary investments for the years ended December 31, 2000, 1999, and 1998 (in millions):

                                                        2000     1999     1998
                                                       -------  -------  ------
      Archstone....................................... $(503.2) $   --   $  --
      SC-European Realty..............................     --      64.8   375.3
      SC-Preferred Growth.............................     0.3      --     25.0
      SC-U.S. Realty..................................     --       1.7    45.7
      Strategic Hotel.................................     --    (329.5)  175.0
      Publicly traded real estate securities..........   (16.2)   (55.9)   (0.2)
      Real estate investments:
        Homestead.....................................    65.3     93.7   461.8
        Belmont.......................................    24.2     43.4    25.6
      Homestead proceeds from sale of land............     --     (73.0)    --

   In June 2000, Security Capital purchased the remaining publicly traded shares of Homestead Village common stock, which is not reflected in the financial statements due to its elimination in consolidation. Real estate investments reflect development activity at Homestead and Belmont.

   In April 2000, approximately 1.6 million shares of Archstone common stock with a value of $32.7 million were exchanged for $42.5 million principal amount of 6.5% convertible debentures due 2016. In July 2000, Security Capital exchanged with Archstone approximately 17.5 million shares of its Archstone common shares for $178.7 million in cash and $221.3 million face amount of Homestead convertible mortgage notes previously held by Archstone (valued at $205.2 million). In December 2000, Security Capital sold 3.75 million shares of its Archstone common shares for $86.7 million.

 Financing Activity

   Security Capital reduced its total debt from $1.6 billion at year-end 1999 to $1.2 billion at year-end 2000. This decrease was primarily the result of a reduction in line of credit balances by $149.8 million and in-substance extinguishment of $221.3 million of Homestead convertible mortgage notes. In addition, the following financing transactions occurred in 2000:

 Security Capital:

  . Repurchase of approximately $42.7 million principal amount of 6.5% convertible debentures due 2016 for approximately $32.9 million.

  . Repurchase of 12.9 million equivalent shares or an aggregate of $208.9 million of Security Capital common stock discussed below.

   As a result of the merger with SC-U.S. Realty, Security Capital borrowed $530 million on a transaction loan. The loan bore interest at LIBOR + 1.3% and matures in one year. On February 28, 2001, Security Capital fully repaid the loan with proceeds from the sale of Archstone shares.

   Excluding Homestead and Belmont, Security Capital's 2000 year-end debt-to-total-capitalization ratio was 27.0%. The maximum maturity in any year is $285 million in 2005.

 Homestead

   At year-end 2000, Homestead had an outstanding balance of $66.5 million on its line of credit compared to $125.4 million at year-end 1999. Homestead's line of credit reductions were primarily accomplished with operating cash flow and sales of properties.

   On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants. Homestead has reduced this loan to $40.5 million as of February 28, 2001, and has agreed in principal with the agent bank to reduce availability to $35 million secured by seven properties, at a reduced interest rate of LIBOR plus 2%.

   During 2000, Homestead paid approximately $50 million in dividends to Security Capital.

   In the first quarter of 2001, Homestead sold 24 properties for $77.6 million, the proceeds of which were used to repay mortgage debt owed to Security Capital and Homestead's line of credit.

 Cash from Operations

   Cash provided by operations increased by $31.6 million during 2000 compared to 1999. This increase was primarily due to a $48.3 million increase in Belmont and Homestead's property revenues, reductions in Financial Services Division expenses, as well as general and administrative and other expenses of $21.2 million and $12.1 million, respectively, and reductions in interest expense of $24.9 million, partially offset by increases in property expenses of $16.2 million and reductions in capital markets revenues of $10.1 million. Cash received in 2001 will increase because of dividends received from former SC-U.S. Realty investees partially offset by the sale of Archstone shares, the sale of 25 Homestead properties and the loss of advisory fees from SC-U.S. Realty.

   Due to higher average debt outstanding and higher average interest rates, consolidated interest expense increased from $82.2 million in 1998 to $133.5 million in 1999 as discussed previously. This increase in interest expense was partially offset by an increase in dividends received from ProLogis from 1998 to 1999. The net increase, along with reduced capital markets fees, was the primary cause for the decrease in consolidated cash from operations from $140.7 million in 1998 to $107.8 million in 1999.

 Stock and Debenture Repurchase Programs

   As of March 9, 2001, Security Capital had repurchased 20.8 million shares of Class B common stock equivalents for a purchase price of $310.3 million (comprised of 134 thousand Class A Shares and 14.1 million Class B Shares) since August 1999 when the share repurchase program was announced. As of March 9, 2001, Security Capital had also repurchased $80.5 million principal amount of 6.5% Convertible Subordinated Debentures due in 2016. Security Capital's board has authorized a total amount of $550 million for the common share repurchase program and $100 million for the debenture repurchase program. Security Capital used a portion of the proceeds from the sale of Archstone shares and Strategic Hotel and internal cash flows to repurchase its common stock.

 Derivative Financial Instruments

   As of December 31, 2000 and 1999, Security Capital had no derivative financial instruments.

 Future Capital Commitments and Liquidity

   As of December 31, 2000, Security Capital and its subsidiaries have a remaining funding commitment of $77.7 million to SC-European Realty. In addition, Security Capital has a remaining funding commitment of $30.7 million to Belmont, and has authorized another $35 million to be subscribed as additional projects are approved.

   Security Capital has also agreed to provide $35 million in acquisition capital to InterPark.

   In February 2001, Security Capital sold substantially all of its remaining Archstone shares for net proceeds of approximately $643 million.

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

   In March 2001, Security Capital announced a tender offer to repurchase up to 9.3 million of its Class B Shares at a price between $18.50 and $21.50 per share, or a maximum total of between $172.1 million and $200 million. Security Capital will finance the purchase with available cash and borrowings under its revolving line of credit.

Risk Factors

   The following matters may affect Security Capital's future financial performance.

 Reliance on Dividends and Earnings of Investees

   Most of Security Capital's cash flow and earnings comes from real estate operating companies in which it owns shares. Security Capital is partially dependent on dividends and fees it receives from these companies to meet its operating expense needs and to pay principal and interest on its debt. Although Security Capital has influence over these real estate operating companies because of its significant ownership interest and contractual rights, it has a non-majority ownership interest and the right to designate nominees for fewer than a majority of the board seats, and does not have unilateral control in several of these companies. Decisions or actions of investee management could adversely affect Security Capital.

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

 Real Estate Risks

   Security Capital is subject to the following risks unique to the real estate business:

  . Changes in specific economic conditions or commercial patterns that reduce demand for real estate (for example, a recession or change in technology that reduces demand for real estate facilities or which results in bankruptcy of tenants).

  . Changes in tax laws or market conditions that make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values. Selling real estate assets typically takes longer than selling other types of assets, so it is more difficult to mitigate the effect of unfavorable changes by selling the affected assets before the change.

  . Changes in tax laws or capital markets, which result in excess capital flowing into new real estate development and excess real estate supply.

  . When equity and/or debt capital is unavailable or expensive for real estate companies (as has been the case for equity securities since mid-
    1998), Security Capital is adversely affected, primarily because fee-earning capital markets transaction volume suffers, the value of assets under management, on which fees are based, is lower, and the ability to pursue attractive investment opportunities, including new start-up companies, is limited (and investees in the start-up phase may need to reduce activities and incur related charges).

 Risks of Changes in Investments

   Security Capital intends to sell some of its investments and redeploy the capital into increasing its ownership in other affiliates which it believes will generate better returns over time as a result of operating performance and consolidation synergies. These disposition and acquisition transactions may involve significant transaction expenses and market friction or price negotiations. No assurance can be given that the improved operating performance and synergies contemplated by Security Capital will offset the expenses and pricing frictions these transactions may involve.

 Investment Company Act Risk

   Security Capital is not registered as an investment company under the Investment Company Act of 1940, in reliance on an exemption provided by Rule 3a-1 issued under the Investment Company Act. The Investment Company Act does not require Security Capital to register as an investment company because Security Capital is principally engaged in the real estate business through companies that it primarily controls. To the extent Security Capital and its affiliates dispose of some of their equity interests or do not elect to participate in future equity offerings by its investees or those investees issue substantial additional equity securities in a business combination to unaffiliated parties, Security Capital's ownership interest in and control over those investees could diminish. Under those circumstances, Security Capital could potentially be required to register as an investment company under the Investment Company Act. Security Capital would suffer additional regulatory costs and expenses, and might be required to discontinue certain operations or investments, if the Investment Company Act required it to register as an investment company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   Security Capital's exposure to market risks consists of interest rate risk related to its own borrowings (and those of its consolidated investments) and equity price risk related to its investments in marketable equity securities and its investments in SC-Preferred Growth, SC-US Real Estate Shares, and SC-European Real Estate Shares which use fair value accounting.

   Security Capital's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To mitigate interest rate risk, Security Capital borrows on a long-term basis, primarily at fixed rates and staggered maturities; therefore, Security Capital's primary interest rate risk is related to its variable rate line of credit (LOC). Security Capital occasionally utilizes derivative financial instruments as hedges in anticipation of future long-term debt transactions to manage well-defined interest rate risk exposure. Security Capital had no outstanding interest rate hedges as of December 31, 2000 or 1999. During 2000, a consolidated subsidiary entered into two interest rate swap agreements. At December 31, 2000, the notional amount under these swaps was $4.6 million.

   Security Capital manages its equity price risks by limiting the percentage of its assets invested in marketable equity securities for trading purposes. As of December 31, 2000 and 1999, less than 1% and less than 2%, respectively, of total assets were invested in marketable equity securities that were available for sale.

 Sensitivity Analysis

   The table below represents the impact of hypothetical changes in interest rates on Security Capital and its consolidated affiliates (in millions):

                                     Variable    Average Hypothetical
                                  Interest Rate   2000   Interest Rate Impact on
                                     Exposure    Balance    Change     Earnings
                                  -------------- ------- ------------- ---------
      Security Capital...........      LOC        $83.9     (+/-)1%      $1.0
      Homestead..................      LOC        $80.7     (+/-)1%      $1.0
      Belmont.................... Mortgage Notes  $44.7     (+/-)1%      $ --

   Security Capital's investments in SC-Preferred Growth, SC-US Real Estate Shares and SC-European Real Estate Shares all use fair value accounting and are subject to equity price risk. A hypothetical 10% change in the market value of these investments would amount to a $11.5 million change in Security Capital's earnings.

Item 8. Financial Statements and Supplementary Data

   Security Capital's Consolidated Balance Sheets as of December 31, 2000 and 1999, and its Consolidated Statements of Operations and Comprehensive Income, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   For information regarding the executive officers of Security Capital, see "Item 1. Business--Senior Executive Officers of Security Capital." The information regarding the directors of Security Capital is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Capital's definitive proxy statement for its 2001 annual meeting of shareholders (the "2001 Proxy Statement").

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Election of Directors" and "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement.

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

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                                            Item      Financial
        Date                                              Reported    Statements
        ----                                            ------------- ----------
        November 14, 2000.............................. Items 7 and 9     No

     (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Security Capital Group Incorporated
  Report of Independent Public Accountants................................  40
  Consolidated Balance Sheets as of December 31, 2000 and December 31,
   1999...................................................................  41
  Consolidated Statements of Operations and Comprehensive Income for the
   years ended
   December 31, 2000, 1999 and 1998.......................................  42
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000, 1999 and 1998.......................................  44
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  45
  Notes to Consolidated Financial Statements..............................  47
  Schedule I--Condensed Financial Information of Registrant...............  69

Archstone Communities Trust
  Independent Auditors' Report............................................  73
  Balance Sheets as of December 31, 2000 and December 31, 1999............  74
  Statements of Earnings for the years ended December 31, 2000, 1999 and
   1998...................................................................  75
  Statements of Shareholders' Equity for the years ended December 31,
   2000, 1999 and 1998....................................................  76
  Statements of Cash Flows for the years ended December 31, 2000, 1999 and
   1998...................................................................  77
  Notes to Financial Statements...........................................  78
  Independent Auditors' Report............................................ 100
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 2000............................................................... 101

Security Capital U.S. Realty.............................................. 108
  Auditors' Report........................................................ 108
  Consolidated Statements of Net Assets at December 31, 2000 and December
   31, 1999............................................................... 109
  Consolidated Statements of Operations for the years ended December 31,
   2000, 1999 and 1998.................................................... 110
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998.................................................... 111
  Consolidated Statements of Changes in Net Assets for the years ended
   December 31, 2000, 1999 and 1998....................................... 112
  Consolidated Statements of Changes in Shares Outstanding for the years ended December 31, 2000, 1999 and 1998................................. 112
  Consolidated Financial Highlights for the years ended December 31, 2000,
   1999 and 1998.......................................................... 112
  Consolidated Schedules of Strategic Investment Positions at December 31,
   2000 and 1999.......................................................... 113
  Consolidated Schedules of Other Investment Positions at December 31,
   2000 and 1999.......................................................... 113
  Notes to the Consolidated Financial Statements.......................... 115

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

   We have audited the accompanying consolidated balance sheets of Security Capital Group Incorporated (a Maryland Corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits. We did not audit the financial statements of Archstone Communities Trust, Security Capital EU Management Holdings, Security Capital U.S. Realty (prior to January 1, 1999), and Security Capital European Realty subsequent to January 1, 2000 for which the accompanying statements reflect 24.7% and 21.3% of the total consolidated assets of Security Capital Group Incorporated and subsidiaries as of December 31, 2000 and 1999, respectively, and 15.5%, 26.7% and 42.6% of the total consolidated income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for each of the three years ended December 31, 2000, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Group Incorporated and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Chicago, Illinois
March 16, 2001

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             2000        1999
                        ------                          ----------  ----------
Investments, at equity:
  Archstone Communities Trust.......................... $  488,884  $  826,957
  ProLogis Trust.......................................    565,184     591,449
  Security Capital European Realty.....................    393,200     419,039
  Security Capital Preferred Growth Incorporated.......     88,716      75,504
  Security Capital U.S. Realty.........................    925,417     746,449
  SC-US Real Estate Shares.............................     14,988         --
                                                        ----------  ----------
                                                         2,476,389   2,659,398
                                                        ----------  ----------
Real estate, less accumulated depreciation.............    999,278   1,073,474
Investments in publicly traded real estate securities,
 at market value.......................................     10,993      10,505
SC-US Real Estate Shares, at market value..............        --       49,466
                                                        ----------  ----------
    Total real estate investments......................  3,486,660   3,792,843
Cash and cash equivalents..............................     28,917      30,567
Other assets...........................................    121,636     133,741
                                                        ----------  ----------
    Total assets....................................... $3,637,213  $3,957,151
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $   66,500  $  216,349
  Mortgage and construction notes payable..............     45,668     237,356
  Long-term debt.......................................    699,676     699,606
  Convertible debentures...............................    229,818     278,951
  Capital lease obligation.............................    137,017     140,854
  Accounts payable and accrued expenses................    112,650      96,300
  Deferred income taxes................................     52,832      12,225
                                                        ----------  ----------
    Total liabilities..................................  1,344,161   1,681,641
Minority interests.....................................         63      94,723
Shareholders' Equity:
  Class A Common Shares, $.01 par value; 20,000,000
   shares authorized;
   1,029,728 and 1,218,411 shares issued and
   outstanding in 2000 and 1999, respectively..........         10          12
  Class B Common Shares, $.01 par value; 229,537,385
   shares authorized;
   51,737,531 and 52,695,620 shares issued and
   outstanding in 2000 and 1999, respectively..........        517         527
  Series B Preferred Shares, $.01 par value; 257,642
   shares issued and outstanding in 2000 and 1999;
   stated liquidation preference of $1,000 per share...    257,642     257,642
  Additional paid-in capital...........................  2,126,290   2,308,274
  Accumulated other comprehensive income (loss)........    (35,091)    (12,020)
  Accumulated deficit..................................    (56,379)   (373,648)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,292,989   2,180,787
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,637,213  $3,957,151
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
INCOME:
  Equity in earnings (loss) of:
    Archstone Communities Trust................ $ 81,955  $  79,700  $  75,076
    ProLogis Trust.............................   48,010     41,072     25,514
    Security Capital European Realty...........    2,284     (2,669)    (3,467)
    Security Capital Preferred Growth
     Incorporated..............................   23,412      2,888     (3,831)
    Security Capital U.S. Realty...............  206,501    (46,798)  (163,745)
    SC-US Real Estate Shares...................    6,883        --         --
    Strategic Hotel Capital Incorporated.......      --      11,247      9,593
  Realized capital gains (losses)..............  154,893      1,389    (12,582)
  Change in unrealized gain (loss) on
   investments.................................      533     (1,114)   (13,785)
  Financial Services Division revenues from
   related parties.............................   85,073     88,045     93,850
  Property revenue:
    Homestead..................................  262,518    223,500    144,374
    Belmont....................................   12,462      3,230        --
  Other income, net............................    2,233      9,455     14,480
                                                --------  ---------  ---------
                                                 886,757    409,945    165,477
                                                --------  ---------  ---------
EXPENSES:
  Financial Services Division expenses.........   65,843     87,026     76,093
  General, administrative and other expenses...   44,240     56,349     62,774
  Depreciation and amortization................   45,981     44,915     37,419
  Interest expense.............................  108,558    133,454     82,203
  Property expenses:
    Homestead..................................  107,749     98,009     63,339
    Belmont....................................   10,216      3,786        --
  Provision for loss on real estate............   71,000        --         --
  Homestead special charge.....................   (1,519)    65,296        --
  Provision for loss on sale of Strategic
   Hotel.......................................      --      55,245        --
                                                --------  ---------  ---------
                                                 452,068    544,080    321,828
                                                --------  ---------  ---------
Earnings (loss) from operations................  434,689   (134,135)  (156,351)
Provision for income tax expense (benefit):
  Current......................................   58,588       (785)     4,698
  Deferred.....................................   60,457    (14,064)   (54,488)
                                                --------  ---------  ---------
Total income expense (benefit).................  119,045    (14,849)   (49,790)
  Minority interests in net earnings (loss) of
   subsidiaries................................    2,154    (20,429)    (2,202)
                                                --------  ---------  ---------
Earnings (loss) before extraordinary items and
 change in accounting principle................  313,490    (98,857)  (104,359)
  Extraordinary items--gain (loss) on early
   extinguishments of debt, net of minority
   interests of $5,849 in 1999.................   21,814     16,032    (17,657)
  Change in accounting principle--cumulative
   effect on prior years of expensing costs of
   start-up activities, net of minority
   interest of $4,297 in 1999..................      --     (16,136)       --
                                                --------  ---------  ---------
Net earnings (loss)............................  335,304    (98,961)  (122,016)
  Less Preferred Share dividends...............  (18,035)   (18,035)   (35,088)
                                                --------  ---------  ---------
Net earnings (loss) attributable to common
 shares........................................ $317,269  $(116,996) $(157,104)
                                                ========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME (LOSS)--(Continued)

                     (In thousands, except per share data)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
Net earnings (loss) attributable to common
 shares........................................ $317,269  $(116,996) $(157,104)
Other comprehensive income (loss):
  Foreign currency translation adjustments,
   net.........................................  (23,071)   (17,395)     5,375
                                                --------  ---------  ---------
Comprehensive income (loss).................... $294,198  $(134,391) $(151,729)
                                                ========  =========  =========
Weighted-average Class B common share
 equivalents outstanding:
  Basic........................................  107,514    119,255    121,325
                                                ========  =========  =========
  Diluted......................................  126,232    119,255    121,325
                                                ========  =========  =========
Earnings (loss) per share:
  Basic earnings (loss) before extraordinary
   items and change in accounting principle.... $   2.75  $   (0.98) $   (1.15)
  Extraordinary items--gain (loss) on early
   extinguishments of debt.....................      .20       0.13      (0.14)
  Change in accounting principle--cumulative
   effect of expensing costs of start-up
   activities..................................      --       (0.13)       --
                                                --------  ---------  ---------
  Basic net earnings (loss) attributable to
   common shares............................... $   2.95  $   (0.98) $   (1.29)
                                                ========  =========  =========
  Diluted earnings (loss) before extraordinary
   items and change in accounting principle.... $   2.57  $   (0.98) $   (1.15)
  Extraordinary items--gain (loss) on early
   extinguishments of debt.....................      .17       0.13      (0.14)
  Change in accounting principle--cumulative
   effect of expensing cost of start-up
   activities..................................      --       (0.13)       --
                                                --------  ---------  ---------
  Diluted net earnings (loss) attributable to
   common shares............................... $   2.74  $   (0.98) $   (1.29)
                                                ========  =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1998, 1999 and 2000
                         (In thousands, except shares)

                                                          Preferred Shares
                                                           at Liquidation
                             Common Stock                      Value
                  -------------------------------------  -------------------
                       Class A            Class B                                         Accumulated
                  -----------------  ------------------                                      Other                     Total
                    Shares     Par     Shares      Par    Series     Series   Paid-in    Comprehensive Accumulated Shareholders'
                  Outstanding Value  Outstanding  Value      A         B      Capital    Income (Loss)   Deficit      Equity
                  ----------- -----  -----------  -----  ---------  -------- ----------  ------------- ----------- -------------
Balances at
December 31,
1997.............  2,045,601  $ 20   22,627,541   $226   $ 139,000  $    --  $2,509,175    $    --      $ (99,548)  $2,548,873
 Conversion of
 Class A Shares
 to Class B
 Shares..........   (565,040)   (5)  28,251,899    283         --        --        (278)        --            --           --
 Exercise of
 stock options
 and warrants....      1,488   --        34,849    --          --        --       1,918         --            --         1,918
 Issuance of
 Series B
 Preferred
 Shares..........        --    --    (3,296,640)   (33)   (139,000)  257,642    (98,766)        --        (19,843)         --
 Conversion of
 2016 Convertible
 Debentures to
 Class B Shares..        --    --        10,832    --          --        --         250         --            --           250
 Issuance of
 Class A Shares,
 net.............      5,060   --           --     --          --        --       4,318         --            --         4,318
 Cost of raising
 capital.........        --    --           --     --          --        --        (494)        --            --          (494)
 Net loss........        --    --           --     --          --        --         --          --       (122,016)    (122,016)
 Series B
 Preferred Share
 dividends.......        --    --           --     --          --        --         --          --        (15,245)     (15,245)
 Foreign currency
 translation
 adjustments,
 net.............        --    --           --     --          --        --         --        5,375           --         5,375
                   ---------  ----   ----------   ----   ---------  -------- ----------    --------     ---------   ----------
Balances at
December 31,
1998.............  1,487,109  $ 15   47,628,481   $476   $     --   $257,642 $2,416,123    $  5,375     $(256,652)  $2,422,979
 Conversion of
 Class A Shares
 to Class B
 Shares..........   (207,867)   (2)  10,393,335    104         --        --        (102)        --            --           --
 Conversion of
 2016 Convertible
 Debentures to
 Class B Shares..         43   --       260,953      3         --        --       6,070         --            --         6,073
 Share repurchase
 program.........    (69,705)   (1)  (5,601,547)   (56)        --        --    (119,205)        --            --      (119,262)
 Issuance of
 Shares, net.....      8,831   --        14,398    --          --        --       5,388         --            --         5,388
 Net loss........        --    --           --     --          --        --         --          --        (98,961)     (98,961)
 Series B
 Preferred Share
 dividends.......        --    --           --     --          --        --         --          --        (18,035)     (18,035)
 Foreign currency
 translation
 adjustments,
 net.............        --    --           --     --          --        --         --      (17,395)          --       (17,395)
                   ---------  ----   ----------   ----   ---------  -------- ----------    --------     ---------   ----------
Balances at
December 31,
1999.............  1,218,411  $ 12   52,695,620   $527   $     --   $257,642 $2,308,274    $(12,020)    $(373,648)  $2,180,787
 Conversion of
 Class A Shares
 to Class B
 Shares..........  (130,868)    (1)   6,543,409     66         --        --         (65)        --            --           --
 Conversion of
 2016 Convertible
 Debentures to
 Class B Shares..        --    --        54,353    --          --        --       1,287         --            --         1,287
 Share repurchase
 program.........    (64,482)   (1)  (7,796,900)   (78)        --        --    (176,089)        --            --      (176,168)
 Effect of SC-
 U.S. Realty's
 sale of Security
 Capital shares,
 net.............        --    --           --     --          --        --     (13,756)        --            --       (13,756)
 Issuance of
 Shares, net.....      6,667   --       241,049      2         --        --       6,639         --            --         6,641
 Net earnings....        --    --           --     --          --        --         --          --        335,304      335,304
 Series B
 Preferred Share
 dividends.......        --    --           --     --          --        --         --          --        (18,035)     (18,035)
 Foreign currency
 translation
 adjustments,
 net.............        --    --           --     --          --        --         --      (23,071)          --       (23,071)
                   ---------  ----   ----------   ----   ---------  -------- ----------    --------     ---------   ----------
Balances at
December 31,
2000.............  1,029,728  $ 10   51,737,531   $517   $     --   $257,642 $2,126,290    $(35,091)    $ (56,379)  $2,292,989
                   =========  ====   ==========   ====   =========  ======== ==========    ========     =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                  Year Ended December 31,
                                              ---------------------------------
                                                2000       1999        1998
                                              ---------  ---------  -----------
Operating Activities:
  Net earnings (loss)........................ $ 335,304  $ (98,961) $  (122,016)
  Adjustments to reconcile net earnings
   (loss) to cash flows provided by operating
   activities:
    Deferred income tax expense (benefit)....    60,457    (14,064)     (54,488)
    Minority interests.......................     2,154    (20,429)      (2,202)
    (Gain) loss on early extinguishments of
     debt, net of tax........................   (21,814)   (16,032)      17,657
    Cumulative effect on prior years of
     expensing costs of start-up activities,
     net of minority interests...............       --      16,136          --
    Equity in earnings of unconsolidated
     investees in excess of distributions....  (222,040)    71,857      216,707
    Realized capital gains, net..............  (154,893)       --           --
    Depreciation and amortization............    45,981     44,915       37,419
    Provision for loss on real estate........    71,000        --           --
    Special charge and provision for loss....    (1,519)   106,832          --
    Change in unrealized gain or loss on
     investments.............................      (533)     1,114       13,785
    Other....................................     2,412      9,953        5,946
  Increase in other assets...................     8,979       (153)     (24,215)
  Increase in accounts payable and accrued
   expenses..................................    13,910      6,649       52,135
                                              ---------  ---------  -----------
      Net cash flows provided by operating
       activities............................   139,398    107,817      140,728
                                              ---------  ---------  -----------
Investing Activities:
  Real estate investments....................   (66,608)  (137,111)    (487,447)
  Proceeds from sale of land.................    22,665     72,995          --
  Purchase of minority interest in Homestead.   (65,303)       --           --
  Redemptions from (investments in):
    Archstone Communities Trust..............   265,385        --           --
    Security Capital U.S. Realty.............       --      (1,686)     (45,726)
    Security Capital European Realty.........       (11)   (64,805)    (375,265)
    Strategic Hotel Capital Incorporated.....       --     329,451     (175,000)
    Security Capital Preferred Growth
     Incorporated............................      (266)       --       (25,000)
    SC-US Real Estate Shares.................    16,250        --           --
    Publicly traded real estate securities,
     net.....................................       --      55,945          228
  Other......................................     3,352        608       (8,727)
                                              ---------  ---------  -----------
      Net cash flows provided by (used in)
       investing activities..................   175,464    255,397   (1,116,937)
                                              ---------  ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                 (In thousands)

                                                   Year Ended December 31,
                                               ---------------------------------
                                                 2000       1999        1998
                                               ---------  ---------  -----------
Financing Activities:
  Proceeds from lines of credit..............  $ 369,000  $ 478,830  $ 1,359,878
  Payments on lines of credit................   (518,849)  (782,961)  (1,012,206)
  Proceeds from mortgage notes payable.......     29,396     16,022      163,041
  Payments on mortgage notes and capital
   leases....................................     (5,686)  (126,174)    (122,028)
  Proceeds from long-term debt offerings.....        --      85,317      614,236
  Extinguishments of debt....................        --     (27,428)     (25,344)
  Debt issuance costs........................     (2,537)       --           --
  Proceeds from issuance of common shares,
   net.......................................      6,641      5,880        5,656
  Repurchase of common shares................   (176,168)  (119,754)         --
  Proceeds from issuance of common shares to
   minority interest holders.................        --      25,296       30,911
  Sale of real estate, net...................        --     127,360          --
  Preferred dividends paid...................    (18,035)   (18,035)     (15,245)
  Other......................................       (274)   (10,209)     (20,935)
                                               ---------  ---------  -----------
      Net cash flows provided by (used in)
       financing activities..................   (316,512)  (345,856)     977,964
                                               ---------  ---------  -----------
Net increase (decrease) in cash and cash
 equivalents.................................     (1,650)    17,358        1,755
Cash and cash equivalents, beginning of year.     30,567     13,209       11,454
                                               ---------  ---------  -----------
Cash and cash equivalents, end of year.......  $  28,917  $  30,567  $    13,209
                                               =========  =========  ===========
Non-Cash Investing and Financing Activities:
  Effect of SC-U.S. Realty's sale of Security
   Capital shares............................  $  13,756  $     --   $       --
                                               =========  =========  ===========
  Exchange of convertible debentures for
   Archstone shares..........................  $  42,500  $     --   $       --
                                               =========  =========  ===========
  Homestead convertible mortgages received
   and extinguished, as consideration for
   Archstone shares..........................  $ 221,334  $     --   $       --
                                               =========  =========  ===========
  Receipt of Security Capital European Realty
   shares in satisfaction of indebtedness....  $     --   $     --   $    70,772
                                               =========  =========  ===========
  Issuance of Series B Preferred Shares:
    Series B Preferred Shares issued.........  $     --   $     --   $   257,642
    Series A Preferred Shares retired........        --         --      (139,000)
    Fair value of Class B Shares retired.....        --         --       (98,799)
    Series A Preferred dividend recorded.....        --         --       (19,843)
                                               ---------  ---------  -----------
                                               $     --   $     --   $       --
                                               =========  =========  ===========
  Increase in property and equipment and
   lease obligation from capital lease.......  $     --   $ 145,000  $       --
                                               =========  =========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 Business

   Security Capital Group Incorporated (Security Capital) is a leading international real estate operating and investment management company. The company's strategy is to own all or a high percentage of a few real estate businesses that function as private operating divisions and to eliminate the discount to the underlying value of its assets. Security Capital currently has ownership positions in 13 real estate businesses. The company plans to reposition or sell its investments in several of these businesses and focus its capital in those businesses that hold one of the top two market positions in the their specific niche and are able to create measurable brand value, as well as generate significant income from services and managed capital. Security Capital also provides capital management and (prior to 2001) capital markets services. In addition, corporate services and research services are provided which enable Security Capital and its affiliates to combine certain activities with affiliates and achieve economies of scale. Security Capital was incorporated in 1991 as a Maryland corporation.

 Principles of Financial Presentation

   The accompanying consolidated financial statements include the results of Security Capital, its wholly-owned Financial Services Division subsidiaries and its majority-owned Capital Division investees, which include BelmontCorp (Belmont), Homestead Village Incorporated (Homestead) and Security Capital European Real Estate Shares (SC-European Real Estate Shares). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Security Capital accounts for its 20% or greater (but not more than 50%) owned investees, and those over which it has substantial influence as the manager or advisor, by the equity method. For an investee accounted for under the equity method, Security Capital's share of net earnings or losses of the investee is reflected in income as earned and dividends reduce the investment as received.

   Three of Security Capital's equity method investees, Security Capital Preferred Growth Incorporated (SC-Preferred Growth), Security Capital U.S. Realty (SC-U.S. Realty) and Security Capital U.S. Real Estate Shares (SC-US Real Estate Shares) and one of Security Capital's majority-owned investees, SC-European Real Estate Shares, account for their investments at fair value in accordance with the specialized industry accounting rules prescribed by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies. Under fair value accounting, unrealized gains or losses are determined by comparing the fair value of the securities held to the cost of such securities. Unrealized gains or losses relating to changes in the fair values of SC-Preferred Growth's, SC-U.S. Realty's and SC-US Real Estate Shares investments are reported as a component of their net earnings.

   The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

   Certain amounts in the 1999 and 1998 consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2000 presentation.

 Cash and Cash Equivalents

   Security Capital considers all cash on hand, demand deposits with financial institutions, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Real Estate and Depreciation

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

   Properties and land held for sale are stated at the lower of cost or estimated fair value less estimated costs to dispose.

 Capitalized Interest

   Security Capital capitalizes interest as part of the cost of real estate projects under development by its consolidated subsidiaries.

 Deferred Loan Fees

   Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan (issuance costs) or twelve months (renewal costs).

 Revenue Recognition

   Rental, fee and interest income are recorded when earned. A provision for possible loss is made when collection of receivables is considered doubtful.

 Income Taxes

   Income taxes are determined using the liability method in which deferred taxes are provided for temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and income tax reporting purposes calculated using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

 Other Comprehensive Income

   Other comprehensive income for Security Capital and its equity method investees consists of foreign currency translation adjustments, which have been recorded as a component of equity pursuant to Statement of Financial Accounting Standards No. 52.

   Security Capital's consolidated subsidiaries and Security Capital's share of ProLogis Trust (ProLogis) and Security Capital European Realty (SC-European Realty) operations whose functional currency is not the U.S. dollar, translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Recent Accounting Pronouncements

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued which established standards for the accounting and reporting of derivative instruments. The new rules, which become effective January 1, 2001 as amended by Statement of Financial Accounting Standards No. 137, did not have a material impact on Security Capital's financial position or results of operations.

 Interest Rate Contracts

   In 1998, Security Capital utilized various interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges were designated, and effective, as hedges of identified debt issuances which had a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts were deferred and amortized into interest expense over the life of the related debt issuance. Security Capital did not enter into any interest rate contracts during 1999 or 2000. During 2000, a consolidated subsidiary entered into two interest rate swap agreements (see Note 5).

 Employee Stock Based Compensation

   Security Capital has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) and continues to apply the accounting provisions of ABP Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) as allowed under SFAS 123, making the pro forma fair value disclosures required by SFAS 123 (see note 7). In accordance with APB 25, total compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee, and is recognized as expense over the period the employee performs the related services.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(2) Investments in Securities of Real Estate Related Entities and Real Estate

   Security Capital holds the following investments at December 31, 2000 and 1999 (in thousands):

                                                                             Security Capital's
                                                                               Net Investments
                                                                % Ownership     (Redemptions)
                                                                   as of     for the Year Ended
                                                               December 31,     December 31,
                                                               ------------- --------------------
       Investment                    Type of Entity             2000   1999    2000       1999
       ----------         ------------------------------------ ------ ------ ---------  ---------
EQUITY-METHOD INVESTEES:
Archstone Communities
 Trust (a)                Apartment REIT                        25.8%  39.2% $(503,209) $     --
                          (publicly traded)

ProLogis Trust            Industrial REIT                       30.2%  30.8%       --         --
                          (publicly traded)

SC-European Realty        Global real estate investments        34.6%  34.6%        11     64,805
                          (private entity)

SC-Preferred Growth       Convertible security investments       9.2%   9.3%       266        --
                          in real estate companies
                          (private REIT)

SC-U.S. Realty            U.S. real estate investments          40.6%  39.6%       --       1,686
                          (publicly traded)

Strategic Hotel Capital
 Incorporated (b)         Luxury and upscale hotels               --     --        --    (329,451)
 (Strategic Hotel)        (private entity)

SC-US Real Estate Shares  U.S. real estate securities fund      13.8%  51.6%   (16,250)   (58,500)
                          (mutual fund)

CONSOLIDATED INVESTEES:
Belmont (c)               Senior assisted living                99.9%   100%    24,235     37,802
                          (private entity)

Homestead (d)             Extended-stay lodging                 99.9%  87.0%    65,303    213,810
                          (private entity)

SC-European Real Estate
 Shares                   European real estate securities fund  99.9%  99.4%       --      (6,500)
                          (mutual fund)

--------
(a) During 2000, Security Capital sold approximately 22.8 million shares of Archstone Stock in three separate transactions. In April 2000, approximately 1.6 million shares were sold for $32.7 million. In July 2000, Security Capital exchanged approximately 17.5 million shares to Archstone for $178.7 million cash and the Homestead mortgage notes (see note 5). In December 2000, 3.75 million shares were sold for approximately $86.7 million. Realized gains on the Archstone stock sales were approximately $123.1 million, net of tax. In February 2001 Security Capital sold substantially all of its remaining shares in an underwritten public offering and to Archstone for net proceeds of $643 million.
(b) On September 10, 1999, Security Capital sold its entire ownership position in Strategic Hotel for proceeds of approximately $329 million. A provision for loss on the sale of Strategic Hotel of $55.2 million was recorded in 1999.
(c) As of December 31, 2000, approximately $102 million had been funded by Security Capital to Belmont and an additional $32.7 million of unfunded commitments remained. Security Capital has authorized an additional $35 million to be subscribed as additional projects are approved.
(d) In May 1999, Security Capital invested $213.8 million in Homestead through participation in a common stock rights offering. Security Capital completed its investment in Homestead in June 2000 by purchasing the remaining 13% of publicly traded shares outstanding for $65.3 million.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Security Capital received dividends and interest (Strategic Hotel only) from its investees for the years ended December 31, 2000, 1999 and 1998, as follows (in thousands, except per share amounts):

                                                         Dividends Received
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
      Dividends:
        Archstone/Atlantic (a)...................... $ 68,697 $ 80,720 $ 78,674
        ProLogis....................................   66,871   64,870   61,876
        Homestead (b)...............................   50,000      --       --
        SC-European Real Estate Shares..............       78      463       26
        SC-Preferred Growth.........................   10,466    5,166    4,207
        SC-US Real Estate Shares....................      970    2,149    7,098
                                                     -------- -------- --------
                                                      197,082  153,368  151,881
                                                     -------- -------- --------
      Interest:
        Strategic Hotel (c).........................      --     6,541   11,090
                                                     -------- -------- --------
                                                     $197,082 $159,909 $162,971
                                                     ======== ======== ========

                                                        Dividend Amount Per
                                                           Investee Share
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
      Archstone..................................... $ 1.5400 $ 1.4800 $ 1.3900
      Atlantic (a)..................................      --       --    0.8000
      ProLogis......................................   1.3400   1.3000   1.2399
      Homestead (b).................................   0.4165      --       --
      SC-European Real Estate Shares................   0.0762   0.4463   0.0440
      SC-Preferred Growth (d).......................   1.3400   1.3125   1.1000
      SC-US Real Estate Shares......................   0.5283   0.5129   0.7521

--------
(a) Atlantic merged into Archstone in July 1998.
(b) Dividends from Homestead to Security Capital are eliminated in consolidation.
(c) Includes deferred interest income from Strategic Hotel of $3,041 and $5,469 for the years ended December 31, 1999 and 1998, respectively.
(d) Exclusive of $1.31 capital gain dividend.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following summarizes real estate investments of Security Capital's consolidated investees as of December 31, 2000 and 1999 (in thousands):

                                                              2000      1999
                                                            -------- ----------
      Extended-stay lodging properties (Homestead):
        Operating properties............................... $719,400 $  901,558
        Properties under capital lease.....................  145,000    145,000
        Developments under construction....................    2,787        --
        Properties held for sale...........................   84,391        --
        Land held for sale.................................    2,532     22,960
                                                            -------- ----------
          Total real estate, at cost.......................  954,110  1,069,518
          Less accumulated depreciation....................   86,014     72,008
                                                            -------- ----------
            Subtotal.......................................  868,096    997,510
                                                            -------- ----------
      Senior assisted living properties (Belmont):
        Operating properties...............................   53,793     40,814
        Developments under construction....................   64,858     20,144
        Developments in planning...........................   14,302     14,467
        Land held for future development...................      777      1,265
                                                            -------- ----------
          Total real estate, at cost.......................  133,730     76,690
          Less accumulated depreciation....................    2,548        726
                                                            -------- ----------
            Subtotal.......................................  131,182     75,964
                                                            -------- ----------
      Total real estate.................................... $999,278 $1,073,474
                                                            ======== ==========

   Through the first quarter 2001, Homestead sold 25 of its first-generation properties for proceeds of $81.4 million. The proceeds were used to pay down existing debt (including intercompany debt owed to Security Capital). These properties were not representative of Homestead's current competitive design and location strategies.

   Unfunded commitments for Belmont communities under construction were $45.0 million at December 31, 2000, which will result in total expected construction costs of $106.5 million.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is summarized financial information for Security Capital's equity-method investees as of and for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                    Archstone(a)                           ProLogis
                          -----------------------------------  ----------------------------------
                             2000         1999        1998        2000        1999        1998
                          -----------  ----------  ----------  ----------  ----------  ----------
Total assets............  $5,019,697   $5,302,437  $5,059,898  $5,911,337  $5,848,040  $4,330,729
Total liabilities.......   2,674,754    2,679,628   2,410,114   2,937,336   2,832,232   2,023,066
Minority interest.......      93,337       55,303      21,459      46,630      62,072      51,295
Shareholders' equity....   2,251,606    2,567,506   2,628,325   2,927,371   2,953,736   2,256,368
Revenues................     723,234      667,022     513,645     645,163     567,171     372,795
Net earnings before
 extraordinary items and
 change in accounting
 principles.............     262,296      228,259     199,457     214,478     182,274     111,329
Net earnings
 attributable to common
 shares.................     236,045      204,526     177,022     157,715     123,999      62,231
Security Capital share
 of net earnings........      81,955       79,700      63,078      48,010      41,072      25,514

                          Atlantic(a)   Strategic Hotel(b)          SC-European Realty(c)
                          -----------  ----------------------  ----------------------------------
                             1998         1999        1998        2000        1999        1998
                          -----------  ----------  ----------  ----------  ----------  ----------
Total assets............  $      n/a   $      n/a  $2,135,294  $1,907,744  $1,904,712  $1,650,897
Total liabilities.......         n/a          n/a   1,206,855     764,454     673,593     542,681
Minority interest.......         n/a          n/a     267,198      21,511      34,527      22,843
Shareholders' equity....         n/a          n/a     661,241   1,121,779   1,196,592   1,085,373
Revenues................     101,532      350,133     547,388     162,444     120,393      56,953
Net earnings (loss)
 before extraordinary
 items and change in
 accounting principles..      26,175       15,462      (4,586)      6,612      (7,737)    (10,046)
Net earnings (loss)
 attributable to common
 shares.................      24,019       15,462      (4,586)      6,612      (8,655)    (10,046)
Security Capital share
 of net earnings (loss).      11,998        4,706      (1,497)      2,284      (2,669)     (3,467)
Security Capital
 interest income from
 affiliate..............         --         6,541      11,090         --          --          --

                                  Preferred Growth                    SC-U.S. Realty(d)
                          -----------------------------------  ----------------------------------
                             2000         1999        1998        2000        1999        1998
                          -----------  ----------  ----------  ----------  ----------  ----------
Total assets............  $1,057,196   $  881,391  $  840,243  $2,967,572  $2,530,886  $2,873,627
Total liabilities.......      95,648       68,461      18,114     591,967     636,008     647,243
Shareholders' equity....     961,548      812,930     822,129   2,375,605   1,894,878   2,226,384
Net investment income
 (loss).................      53,378       53,767      35,238      78,052      70,992      77,899
Realized gains (losses)
 on investments.........      (2,123)     (16,337)        --      (83,391)    (65,587)     32,878
Increase (decrease) in
 market value of
 investments............     145,851       (7,103)    (66,618)    506,638    (152,693)   (642,372)
Net earnings (loss).....     197,107       30,327     (31,380)    432,079    (126,823)   (482,840)
Security Capital share
 of net earnings (loss).      23,412        2,888      (3,831)    206,501     (46,798)   (163,745)

--------
(a) Atlantic merged into Archstone in July 1998.
(b) Security Capital sold its entire ownership position in September 1999 and no equity in earnings were recorded subsequent to June 28, 1999.
(c) European Realty was formed in 1998.
(d) U.S. Realty's earnings are adjusted to exclude their realized and unrealized gains and losses in Security Capital securities.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(3) Financial Services Division

   Security Capital's Financial Services Division earned fee income from providing the services described below. Such services are furnished primarily to affiliates.

Capital Management Services

   The Global Capital Management Group provides oversight, guidance and/or management to various entities that own real estate securities on strategic, intermediate-term or short-term bases. Customers include managed entities such as SC-U.S. Realty, SC-European Realty and SC-Preferred Growth, and open-end entities, including the company's various mutual funds as well as third-party accounts.

 Operating Advisors

   Financial Services Division subsidiaries domiciled in Luxembourg advise on all investment and operational activities of SC-U.S. Realty and SC-European Realty. The advisors are paid an operating advisor fee of 1.25% of average monthly investments at fair value (other than liquid short-term investments).

 Management Company

   A U.S. subsidiary manages SC-Preferred Growth (a REIT), SC-US Real Estate Shares and SC-European Real Estate Shares, which are open-end mutual funds, as well as separate accounts. The management fees earned by this subsidiary range from 0.36% (plus performance incentives) to 1.12% of the fair value of the average assets under management.

Capital Markets Services

   The Capital Markets Group provides capital markets services, mainly through private placement offerings for affiliated companies. In January 2001, a new capital markets entity was formed, Macquarie Capital Partners LLC, in which Security Capital owns a 40% position. See note 16 for further discussion.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Financial Services Division Revenues

   Financial Services Division revenues for the years ended December 31, 2000, 1999 and 1998, were earned from the following sources (in thousands):

                                                      2000     1999     1998
                                                     -------  -------  -------
      Global Capital Management Group............... $60,909  $57,264  $49,199
      Capital Markets Group.........................  13,016   23,163   31,091
      Corporate Services Group......................  15,338   17,697   17,644
      Real Estate Research Group....................     376    1,134    1,461
                                                     -------  -------  -------
          Total Financial Services Division
           revenues.................................  89,639   99,258   99,395
      Less amounts eliminated in consolidation......  (4,566) (11,213)  (5,545)
                                                     -------  -------  -------
      Consolidated Financial Services Division
       revenue from related parties................. $85,073  $88,045  $93,850
                                                     =======  =======  =======

(4) Segment Reporting

   Earnings before depreciation, amortization and deferred taxes (EBDADT) is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Security Capital operated its business prior to 2001 through two reportable segments. These segments were managed separately due to the nature of their operations. The first segment, the Capital Division, records revenues by reporting its pro-rata share of its investees' EBDADT and the second segment, the Financial Services Division, records revenues based on the services provided to its customers and includes all revenues received from affiliates. The Capital Division investments are discussed in note 2 and the Financial Services Division is described in note 3 above.

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

    Plus EBDADT, net of dividends received, of SC-U.S. Realty from its strategic investees

    Plus/Minus  Deferred tax expense (benefit)

    Plus/Minus  Losses (gains) on the disposition of depreciated real estate

    Plus/Minus  Unrealized losses (gains) on non-strategic investments

   With respect to investees in which Security Capital has less than a 20% interest, and does not have the ability to significantly influence management, Security Capital includes only dividends or interest received in its EBDADT. SC-U.S. Realty and SC-European Realty use the same approach for investees in which they own less than 20%.

   The EBDADT measure presented by Security Capital will not be comparable with other entities that do not compute EBDADT in a manner consistent with Security Capital.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is a Statement of EBDADT by reportable segment for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                 2000       1999       1998
                                               ---------  ---------  ---------
   Capital Division:
     Equity in Investees' EBDADT.............. $ 399,567  $ 346,691  $ 306,273
     Interest and other income................    11,346      3,255      2,238
                                               ---------  ---------  ---------
                                                 410,913    349,946    308,511
                                               ---------  ---------  ---------
     Operating expenses(1)....................    21,350     29,538     36,347
     Interest expense.........................    78,094     82,303     59,220
     Current income tax (benefit) expense.....     6,363     (2,063)     2,997
     Convertible preferred share dividends....    18,035     18,035     15,245
                                               ---------  ---------  ---------
       Capital Division EBDADT................   287,071    222,133    194,702
                                               ---------  ---------  ---------
   Financial Services Division:
     Revenues.................................    89,639     99,258     99,395
     Operating expenses(1)....................    65,788     82,476     70,111
     Current income tax expense...............     5,034      1,278      1,701
                                               ---------  ---------  ---------
       Financial Services Division EBDADT.....    18,817     15,504     27,583
                                               ---------  ---------  ---------
   EBDADT before special items:...............   305,888    237,637    222,285
     Realized gains (losses)..................       338    (25,826)      (409)
     Gain on Archstone transactions, net of
      tax.....................................   123,144        --         --
     Special credit (charge)..................     1,519    (45,581)    (8,449)
     Provision for loss on sale of Strategic
      Hotel...................................       --     (55,288)       --
     Gain on retirement of debentures, net of
      tax.....................................     6,152     10,942        --
                                               ---------  ---------  ---------
   Basic EBDADT............................... $ 437,041  $ 121,884  $ 213,427
   Investee reconciling items:
     Real estate depreciation.................  (164,201)  (187,794)  (162,476)
     Gain on sale of depreciated property.....    32,120     37,244     25,503
     Provision for loss on real estate........   (72,368)       --         --
     Unrealized (gains) losses................   185,183    (58,780)  (220,612)
     EBDADT, net of dividends from Strategic
      Investees of U.S. Realty................   (34,810)   (26,742)   (18,694)
     Interest rate hedge expense..............       --         --     (13,642)
     Loss on extinguishment of debt...........       --         --     (17,657)
     Other....................................    (7,125)    (3,105)     2,199
                                               ---------  ---------  ---------
                                                 (61,201)  (239,177)  (405,379)
                                               ---------  ---------  ---------
   Security Capital reconciling items:
     Deferred tax (benefit) expense...........   (60,457)    14,064     54,488
     Change in accounting principle...........       --     (16,136)       --
     Extraordinary gain on extinguishment of
      debt....................................       --         --         --
     Non-cash preferred share dividends.......       --         --     (19,843)
     Other....................................     1,886      2,369        203
                                               ---------  ---------  ---------
   Net earnings (loss) attributable to common
    shares.................................... $ 317,269  $(116,996) $(157,104)
                                               =========  =========  =========

--------
(1) Included in operating expenses are allocations of general and administrative expenses to each division based on revenues.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is a reconciliation of assets at fair value to assets presented in accordance with GAAP as of December 31, 2000 and 1999 (in thousands):

                                                           2000        1999
                                                        ----------  ----------
      Capital Division Assets at fair value(1)......... $4,200,824  $3,473,968
        Excess of assets at fair value over
         unconsolidated GAAP assets....................   (698,799)    (87,355)
        Consolidation of Homestead, Belmont and mutual
         funds.........................................    267,859     590,581
        Proceeds from assumed exercise of options and
         warrants(2)...................................   (132,671)    (20,043)
                                                        ----------  ----------
      GAAP Assets...................................... $3,637,213  $3,957,151
                                                        ==========  ==========

--------
(1) For internal management purposes, Security Capital values its Capital Division assets at fair value and does not allocate a value to the Financial Services Division.
(2) Includes only those options and warrants whose exercise price is equal to or less than market value as of these dates.

(5) Indebtedness

 Lines of Credit:

   A summary of the lines of credit borrowings as of and for the years ended December 31, 2000 and 1999, is as follows (dollar amounts in thousands):

                                    2000                           1999
                         -----------------------------  -----------------------------
                         Security                       Security
                         Capital   Homestead  Combined  Capital   Homestead  Combined
                         --------  ---------  --------  --------  ---------  --------
Total lines of credit... $470,000  $110,000   $580,000  $470,000  $170,000   $640,000
Borrowings outstanding
 at December 31.........      --     66,500     66,500    90,900   125,449    216,349
Weighted average daily
 borrowings.............   83,920    80,678    164,598   125,677   264,639    390,316
Weighted average daily
 interest rate..........     7.65%    10.66%      9.13%     6.43%     7.73%      7.31%
Interest rate as of
 December 31............     7.99%     9.19%      9.19%     7.57%     9.48%      8.68%

   At December 31, 2000, Security Capital had a $470 million unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Borrowings accrued interest at LIBOR plus a margin (1.3% as of December 31, 2000), based upon Security Capital's credit rating, or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%). The agreement is effective through April 6, 2002, with an option to renew for successive one-year periods with the approval of lenders. Commitment fees on the line range from 0.125% to 0.20% per annum based on the average unfunded line of credit balance. The line is guaranteed by SC Realty Incorporated (SC Realty) and SC Realty Shares Limited, each of which is a wholly owned subsidiary of Security Capital.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110,000,000 of total borrowings of which $35,000,000 is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties with historical and carrying costs of $555.0 million and permits payment of dividends based upon a definition of free cash flow. Subsequent to year end 2000 Homestead made payments totaling $26 million on the bank line of credit reducing its line of credit debt to $35 million.

   Each line of credit requires maintenance of certain financial covenants. Security Capital, SC Realty, SC Realty Shares Limited and Homestead were in compliance with all such covenants at December 31, 2000.

 Homestead Convertible Mortgage Notes Payable:

   In July 2000, Security Capital sold approximately 17.5 million shares of Archstone stock to Archstone for $178.7 million of cash and the Homestead convertible mortgage notes of $221,334,000 that were held by Archstone. These notes are eliminated in consolidation, resulting in a gain of $15.7 million, net of tax, which is reflected as an extraordinary item on the statements of operations.

   In the third quarter of 1998, Homestead entered into an agreement whereby, through a series of transactions, Homestead extinguished $98,000,000 of 9.0% convertible mortgage notes due to Atlantic with the proceeds of a $122,000,000 first mortgage note. The first mortgage note was paid in full with the proceeds of a sale and leaseback of 18 of the 26 collateral properties (see Capital Lease Obligation in note 8).

 Belmont Mortgage and Construction Notes Payable:

   As of December 31, 2000, Belmont had $117.9 million of construction financing committed, with $35.1 million outstanding. Monthly payments are interest only at variable interest rates of 30-day LIBOR plus a margin or prime plus a margin. The loans have a weighted average life of 1.9 years with options to extend for an additional one to two years. The loans are secured by a deed of trust on land, buildings, furniture, fixtures and the assignment of rents and leases. The effective weighted average interest rate at December 31, 2000 was 10.21%.

   Belmont entered into two interest rate swap agreements in 2000 to hedge its exposure to changes in floating interest rates. In both swaps, Belmont exchanges monthly payments based on 30-day LIBOR for payments based on a pre-determined fixed rate. The swaps have notional amounts that increase as the construction loan balances on which they are based grow. The first swap agreement was entered into in October 2000 and has a notional amount that increases up to a maximum of $10.8 million at a fixed rate of 6.375%. The swap has a two-year term that commenced in November 2000. Belmont has the option to cancel the last four months of the swap. At December 31, 2000, the notional amount under the swap was $4.6 million. The second swap agreement was entered into in November 2000 and has a notional amount that increases up to a maximum of $9.2 million and a fixed rate of 6.45%. The swap has a two-year term and commences in July 2001.

   At December 31, 2000, Belmont had outstanding $10.4 million of fixed rate financing that is secured by a deed of trust on land, buildings, furniture, fixtures and the assignment of rents and leases. The debt matures December 2010. The effective interest rate is 8.42%.

   The terms of these debt instruments require Belmont to maintain certain financial ratios. Belmont was in compliance with all such requirements as of December 31, 2000.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Senior Unsecured Notes:

   The following unsecured long-term debt was issued and outstanding at December 31, 2000 (in thousands):

               Maturity
   Principal   Interest  Semi-annual                            Balance at
    Amount       Rate   Interest Date     Payment Dates      December 31, 2000
   ---------   -------- -------------     -------------      -----------------
   $ 100,000     7.75%    11/15/03    May and November 15        $ 99,946
      14,700     7.66%    12/21/04    March and September 15       14,702
       5,000     7.75%    01/11/05    March and September 15        5,000
      54,550     7.80%    01/12/05    March and September 15       54,550
      25,750     7.80%    01/19/05    March and September 15       25,750
     200,000     6.95%    06/15/05    June and December 15        199,863
     100,000     7.15%    06/15/07    June and December 15         99,865
     200,000     7.70%    06/15/28    June and December 15        200,000
   ---------                                                     --------
   $ 700,000                                                     $699,676
   =========                                                     ========

   All of the Notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to treasury security market yields available at redemption.

   Under the terms of the indentures, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indentures, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined in the indentures, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indentures, to be less than $1,500,000,000. At December 31, 2000, Security Capital was in compliance with all debt covenants contained in the indentures.

 Convertible Debentures:

   As of December 31, 2000 and 1999, Security Capital had outstanding $229,818,000 and $278,951,000, respectively, of 6.5% convertible subordinated debentures due 2016. The convertible debentures accrue interest at 6.5% per annum paid semi-annually in June and December. The convertible debentures are convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital can redeem the convertible debentures at par plus accrued interest at any time, upon not less than 60 days nor more than 90 days prior written notice to the holders.

   In 1999, Security Capital repurchased approximately $37.7 million principal amount of the convertible debentures, resulting in an extraordinary gain of approximately $10.9 million. In 2000, Security Capital repurchased approximately $32.8 million ($42.7 million principal amount) of the convertible debentures, resulting in an extraordinary gain of approximately $10.4 million.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Interest:

   Presented below is the interest cost incurred by Security Capital and its consolidated subsidiaries for the years ended December 31, 2000, 1999, and 1998 (in thousands).

                                                      2000      1999     1998
                                                    --------- -------- --------
      Total interest incurred...................... $ 111,750 $141,663 $108,906
                                                    ========= ======== ========
      Homestead and Belmont capitalized interest
       included in total interest incurred......... $   3,192 $  8,209 $ 26,703
                                                    ========= ======== ========
      Interest paid in cash........................ $ 118,968 $133,643 $ 92,963
                                                    ========= ======== ========
      Amortization of deferred financing costs
       included in interest expense................ $   4,938 $  6,155 $  6,360
                                                    ========= ======== ========

(6) Shareholders' Equity

 Share Repurchase Program

   During 1999 and 2000, Security Capital authorized $300 million in share repurchases. Subsequent to the SC-U.S. Realty merger in 2001, Security Capital authorized an additional $250 million in share repurchases. As of December 31, 2000, under the share repurchase program, Security Capital had repurchased 134,187 Class A Shares and 13,398,447 Class B Shares for a combined purchase price of $295 million. Through March 9, 2001, under the share repurchase program, Security Capital had repurchased 134,187 Class A Shares and 14,126,237 Class B Shares for a combined purchase price of $310.3 million.

 Shelf Registration

   In September 1998, Security Capital filed a $1,000,000,000 shelf registration statement with the Securities and Exchange Commission (SEC). These securities can be issued in the form of Class A Shares, Class B Shares, unsecured debt securities, preferred shares or warrants to purchase any of the above securities. They will be issued on an as-needed basis, subject to Security Capital's ability to complete offerings on satisfactory terms. As of December 31, 2000, Security Capital had $800,000,000 in shelf registered securities available for issuance.

   In December 2000, Security Capital classified $200 million of the existing shelf for debt to be issued under a medium-term note program.

 Series B Preferred Shares

   On May 12, 1998, Security Capital issued 257,642 shares of Series B Preferred Shares, par value $.01 per share, to Commerzbank Aktiengesellshaft, Grand Cayman Branch (Commerzbank), in exchange for 139,000 Series A Preferred Shares and 3,293,288 Class B Shares held by Commerzbank. Security Capital also paid a cash dividend to Commerzbank on the Series A Preferred Shares for the period from April 1, 1998, to May 12, 1998, of $1,216,250.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

preference per annum. The Series B Preferred Shares are redeemable, at the option of Security Capital, after May 12, 2003, at a redemption price equal to $1,000 per share plus any accrued and unpaid dividends.

 Series A Preferred Shares

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

 Debenture Interest Reinvestment Plan

   Participants in Security Capital's Debenture Interest Reinvestment Plan may reinvest the cash portion of their interest payments applicable to Security Capital's convertible debentures in Class A Shares at the fair value per share determined as of the prior quarter end date.

 Per Share Data

   The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Share under SFAS 128 for the periods indicated (in thousands, except per share amounts):

                                                 Years Ended December 31,
                                               ------------------------------
                                                 2000      1999       1998
                                               --------  ---------  ---------
      Earnings (loss) before extraordinary
       items and change in accounting
       principle.............................. $313,490  $ (98,857) $(104,359)
      Less Preferred Share dividends..........  (18,035)   (18,035)   (35,088)
                                               --------  ---------  ---------
      Earnings (loss) before extraordinary
       items and change in accounting
       principle--Basic....................... $295,455  $(116,892) $(139,447)
      Convertible debenture interest, net of
       tax....................................   10,506        --         --
      Preferred Share dividends...............   18,035        --         --
                                               --------  ---------  ---------
      Earnings (loss) before extraordinary
       items and change in accounting
       principle--Diluted..................... $323,996  $(116,892) $(139,447)
                                               ========  =========  =========
      Weighted-average Class B Common Shares
       Outstanding--Basic.....................  107,514    119,255    121,325
      Increase in shares which would result
       from:
        Exercise of options...................    1,544        --         --
        Conversion of debentures..............   10,568        --         --
        Conversion of Preferred B Shares......    6,606        --         --
                                               --------  ---------  ---------
      Weighted-average Class B Shares
       Outstanding--Diluted...................  126,232    119,255    121,325
                                               ========  =========  =========

   For loss periods (1999 and 1998), the Convertible Debentures and the Convertible Preferred Shares are not assumed converted and the conversion of options and warrants are not assumed exercised for the purpose of calculating diluted earnings per Class B Share as the effects are anti-dilutive.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(7) Stock Based Compensation

   Security Capital has stock option plans for directors, officers and key employees which provide for grants of non-qualified stock options and incentive options. Under all option plans, the option exercise price equals the fair value of the stock as of the date of grant. Vesting of the options commences no more than three years from grant date and options are fully vested no more than six years from grant date. Options expire ten years from date of grant. As of December 31, 2000, options to purchase 69,630 Class A Shares and 3,626,742 Class B Shares are available for issue.

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

                                                   2000     1999       1998
                                                 -------- ---------  ---------
      Net earnings (loss)--as reported.......... $317,269 $(116,996) $(157,104)
      Net earnings (loss)--pro forma for SFAS
       123...................................... $308,351 $(126,116) $(165,770)
      Basic earnings (loss) per share--as
       reported................................. $   2.95 $   (0.98) $   (1.29)
      Basic earnings (loss) per share--pro
       forma.................................... $   2.87 $   (1.06) $   (1.37)
      Diluted earnings (loss) per share--as
       reported................................. $   2.74 $   (0.98) $   (1.29)
      Diluted earnings (loss) per share--pro
       forma.................................... $   2.67 $   (1.06) $   (1.37)

   Pro forma net earnings for 2000, 1999 and 1998 include a deferred tax benefit of $4.8 million, $4.9 million, and $4.7 million, respectively, related to the additional compensation expense.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively:

                                                            2000   1999   1998
                                                            -----  -----  -----
      Risk-free interest rates:
        Class A Shares.....................................  5.52%  6.28%  4.74%
        Class B Shares.....................................  5.02%  6.58%  4.72%
      Expected lives (in years):
        Class A Shares.....................................  1.00   2.97   6.70
        Class B Shares.....................................  5.50   6.25   6.25
      Expected dividends...................................  None   None   None
      Expected volatility:
        Class A Shares.....................................    36%    32%    43%
        Class B Shares.....................................    27%    30%    30%
      Weighted average fair value per share granted:
        Class A Shares..................................... $ 158  $ 197  $ 744
        Class B Shares..................................... $6.69  $6.01  $6.39

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A summary of the status of Security Capital's stock option plans at December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the following table:

                                                   Common Stock
                                      ----------------------------------------
                                      Class A  Wtd. Avg.  Class B    Wtd. Avg.
                                      Shares   Ex. Price   Shares    Ex. Price
                                      -------  --------- ----------  ---------
      Outstanding at December 31,
       1997.......................... 207,957   $  966          --    $  --
        Granted......................   8,666    1,446    3,901,841    15.99
        Exercised....................  (1,488)     647          --       --
        Forfeited.................... (10,208)   1,090       (4,068)   18.44
                                      -------            ----------
      Outstanding at December 31,
       1998.......................... 204,927   $  983    3,897,773   $15.98
                                      -------            ----------
        Granted......................     235      692    2,612,800    13.73
        Exercised....................  (1,766)     212          --       --
        Forfeited.................... (24,895)   1,264     (922,803)   15.81
                                      -------            ----------
      Outstanding at December 31,
       1999.......................... 178,501   $  951    5,587,770   $14.96
                                      -------            ----------
        Granted......................      78      952    2,475,750    18.98
        Exercised....................  (4,369)     223     (135,862)   15.64
        Forfeited.................... (27,868)   1,193   (1,107,666)   15.40
                                      -------            ----------
      Outstanding at December 31,
       2000.......................... 146,342   $  925    6,819,992   $16.27
                                      =======            ==========

   The following table summarizes information about options outstanding at December 31, 2000: The following table summarizes information about options outstanding at December 31, 2000:

                         Options Outstanding                        Options Exercisable
   -------------------------------------------------------------------------------------
     Range of
     Exercise
    Prices for                             Wtd. Avg.     Wtd. Avg.             Wtd. Avg.
   Class A and B              Number       Remaining     Exercise    Number    Exercise
      Shares                Outstanding Contractual Life   Price   Exercisable   Price
   -------------            ----------- ---------------- --------- ----------- ---------
   Class A Shares:
     $  116-1,043..........     60,719        2.72        $  468       51,492   $  400
     $1,046-1,139..........     50,710        4.37        $1,091       43,717   $1,086
     $1,165-1,600..........     34,913        6.85        $1,478       18,330   $1,474
                             ---------                              ---------
                               146,342        4.11        $  925      113,539   $  838
                             =========                              =========
   Class B Shares:
     $12-24................  6,819,992        8.76        $16.27    1,816,900   $15.11

 Restricted Stock Awards

   In December 2000, 1999, and 1998, Security Capital awarded 13,000, 560,386, and 1,268,000 restricted Class B Share units, respectively, to certain officers. Each restricted Class B Share unit provides the holder with an award of one Class B Share, subject to either a four year, five year or performance-related vesting schedule. The related compensation expense is being recognized over the vesting periods. Compensation expense recognized was $4,173,640, $3,576,000, and $715,000 for the years ended 2000, 1999 and 1998, respectively.

 401(k) Plan and Nonqualified Savings Plan

   Security Capital has a 401(k) plan and a nonqualified savings plan. The plans work together to provide for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

employees' annual compensation. The matching employer contributions are made in Class B Shares, which vest based on years of service at a rate of 20% per year.

(8) Leases

   On February 23, 1999, Homestead completed a sale and leaseback of 18 Homestead properties for $145,000,000. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16,000,000 per year and a minimum payment of $1,500,000 per year to a furniture, fixtures and equipment reserve. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay a $122,000,000 mortgage note and to post the approximate $16,000,000 security deposit. The lease is considered a capital lease for financial reporting purposes and the present value of the minimum lease payments is discounted at approximately 9.8%. The balance of the lease obligation at December 31, 2000, was $137,017,000. The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.

   Minimum future rental payments due under capital leases and non-cancelable operating leases (principally for office space and equipment) having remaining terms in excess of one year as of December 31, 2000, are as follows (in thousands):

                                                              Capital  Operating
      Year Ended December 31,                                  Leases   Leases
      -----------------------                                 -------- ---------
        2001................................................. $ 17,460  $ 6,241
        2002.................................................   17,460    5,191
        2003.................................................   17,460    4,162
        2004.................................................   17,460    3,412
        2005.................................................   17,460    2,660
        Thereafter...........................................  174,600    5,308
                                                              --------  -------
          Total minimum payments............................. $261,900  $26,974
                                                                        =======
        Less amount representing interest....................  124,883
                                                              --------
      Present value of net minimum lease payments............ $137,017
                                                              ========

   Lease expense for the years ended December 31, 2000, 1999 and 1998, was $6,343,000, $6,016,000 and $5,445,000, respectively, including $706,000,
$695,000, and $676,000 in 2000, 1999 and 1998, respectively, paid to ProLogis. Included above are lease agreements with ProLogis with total remaining obligations of $3,189,807.

(9) Income Taxes

   Security Capital accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109). Security Capital files a Federal income tax return with its consolidated subsidiaries. SC-European Real Estate Shares has complied with the provisions of the Internal Revenue Code available to regulated investment companies and intends to distribute investment company net taxable income and net capital gains to shareholders. Therefore, no provision for federal income taxes has been made in Security Capital's consolidated financial statements for SC-European Real Estate Shares.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 35% in 2000, 1999 and 1998 to the amount recorded in the consolidated financial statements is as follows (in thousands):

                                                     2000      1999      1998
                                                   --------  --------  --------
      Computed U.S. Federal expected provision
       (benefit).................................  $151,387  $(39,834) $(53,952)
      Increases (decreases) resulting from:
        Change in valuation allowance(1).........   (11,041)   11,295       --
        Non-taxable foreign income, net..........    (9,910)   (8,500)   (3,874)
        State and foreign taxes..................     1,397       (86)    1,337
        Unrecognized (recognized) tax benefits in
         consolidated subsidiaries...............   (17,878)   21,818     3,053
        Other....................................     5,090       458     3,646
                                                   --------  --------  --------
      Actual U.S. Federal provision (benefit)....  $119,045  $(14,849) $(49,790)
                                                   ========  ========  ========

--------
(1) As of December 31, 1999, represents the valuation allowance provided against the capital loss tax benefit on the provision for loss on the sale of Strategic Hotel. During 2000, the valuation allowance was reversed as Security Capital generated capital gains to offset this loss.

   The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
      Deferred tax assets:
        Security Capital's net operating losses (NOLs)...... $    400  $  3,061
        Homestead's NOLs....................................   45,981    30,657
        Deferred financing costs............................      --     15,580
        Lease obligation, mortgages and other liabilities...   63,239    54,650
        Capitalized assets..................................      --      2,071
                                                             --------  --------
        Gross deferred tax assets...........................  109,620   106,019
        Other...............................................    1,381     6,528
        Valuation allowance.................................  (28,414)  (39,455)
                                                             --------  --------
        Deferred tax assets, net of valuation allowances....   82,587    73,092
      Deferred tax liabilities:
        Investments in equity method operating companies....  (54,613)   (5,899)
        Depreciable assets..................................  (80,806)  (79,418)
                                                             --------  --------
      Net deferred tax liability............................ $(52,832) $(12,225)
                                                             ========  ========

(10) Derivative Financial Instruments

   Security Capital occasionally uses derivatives to manage well-defined risks associated with interest rate fluctuations on anticipated transactions. As of December 31, 2000 and 1999, Security Capital had no interest rate hedge contracts outstanding. As described in Note 5, a consolidated subsidiary entered into two interest rate swap agreements during 2000.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(11) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands except per share amounts) for 2000 and 1999 is summarized below.

                                      Three Months Ended
                         ----------------------------------------------
                          March                                          Year Ended
                           31,     June 30,  September 30, December 31, December 31,
                         --------  --------  ------------- ------------ ------------
2000:
  Revenues, including
   equity in Earnings... $117,002  $266,325    $301,241      $202,189    $ 886,757
  Earnings from
   operations...........   20,500    94,833     205,942       113,414      434,689
  Net earnings..........   12,365    69,545     150,635        84,724      317,269
  Basic earnings per
   Class B Share........      .11       .64        1.40           .81         2.95
  Diluted earnings per
   Class B Share........      .11       .60        1.24           .75         2.74
1999:
  Revenues, including
   equity in Earnings... $  6,180  $225,130    $ 76,474      $102,161    $ 409,945
  Earnings (loss) from
   operations...........  (95,542)   (7,366)    (30,666)         (561)    (134,135)
  Net earnings (loss)...  (83,701)  (22,700)    (20,447)        9,852     (116,996)
  Basic earnings (loss)
   per Class B Share....    (0.69)    (0.19)      (0.17)         0.09        (0.98)
  Diluted earnings
   (loss) per Class B
   Share................    (0.69)    (0.19)      (0.17)         0.08        (0.98)

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

   The carrying amount of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 2000 and 1999, because of the short maturity of these instruments. Similarly, the carrying value of lines of credit borrowings and the carrying value of the Belmont construction notes payable approximates fair value at the balance sheet dates since the interest rates fluctuate based on published market rates.

   The following table reflects the carrying amount and estimated fair value of Security Capital's long-term debt at December 31 (in thousands):

                                                   2000              1999
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
      Long-term debt........................ $699,676 $649,092 $699,606 $645,159
      Convertible debentures................  229,818  177,764  278,951  227,261
      Homestead convertible mortgage
       notes payable........................      --       --   221,334  218,000

   As a result of the sale of Archstone shares for cash and the Homestead convertible notes (see Note 5), the convertible notes are eliminated in consolidation.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(13) Homestead Special Charge and Provision for Loss on Real Estate

   In the second quarter of 1999, Homestead decided to curtail its development program. All land previously held for development was held for sale, all pursuits for acquisition of additional sites for development were abandoned, and Homestead reduced overhead costs and personnel to reflect a company with stabilized operations of 136 properties. Homestead recorded a special charge of approximately $65.3 million in May 1999 for write-downs of the carrying cost of land held for sale, write-offs of pursuit costs, closure of offices and discontinuance of new initiatives, and severance of personnel. During 2000, Homestead adjusted the special charge by $5.2 million reducing the special charge to $60.1 million. The credit adjustment of $1.5 million consisted of gains on sales of land and anticipated cost recoveries partially offset by additional severance costs for the separation of two executive officers.

   Land held for sale at December 31, 2000 consists of one suburban site and two excess parcels located adjacent to operating properties. The one suburban site was sold in January 2001. During 2000, an urban site was sold, as well as seven suburban sites and an excess land parcel, for aggregate proceeds of approximately $22.7 million.

   In 2000, certain properties were classified as held for sale and a provision for loss of $71 million was recorded to reduce the properties' carrying value to their estimated fair value less costs to sell. During the fourth quarter of 2000 and first quarter of 2001, Homestead sold 25 properties at the reduced carrying value for proceeds of approximately $81.4 million.

(14) Change in Accounting Principle

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), establishing accounting standards requiring the expensing of organizational, pre-opening and start-up costs. Security Capital adopted SOP 98-5 effective January 1, 1999. Upon adoption, any material unamortized organizational, pre-opening and start-up costs were written off as a cumulative effect of adoption of an accounting standard. The cumulative impact of the adoption of SOP 98-5 on Security Capital's results of operation and financial position was $16,136,000 in the first quarter of 1999, primarily related to Homestead and Belmont.

(15) Commitments and Contingencies

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

environmental condition on any of their properties which is likely to have a material adverse effect on Security Capital's financial condition or results of operations.

   Homestead and its Board of Directors were named as defendants in five purported class action lawsuits filed in connection with the proposed offer by Security Capital to acquire all shares of Homestead not owned by Security Capital. The plaintiffs sought unspecified money charges and an injunction. In May 2000, the plaintiffs' lawyers, Homestead, its Board of Directors and Security Capital entered into a memorandum of understanding under which the plaintiffs' lawyers agreed to settle these claims for the payment of a total of $675,000 for fees and expenses. Homestead has recorded such amount plus $200,000 of associated legal fees as part of the special charge expenses in 2000. The settlement must be approved by the court and after notice to all former Homestead shareholders of the proposed settlement.

   As of December 31, 2000, Security Capital and its subsidiaries have a remaining funding commitment to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $30.7 million to Belmont, and has authorized another $35 million to be subscribed as additional projects are approved. At December 31, 2000, Belmont had approximately $45.1 million of unfunded commitments for developments under construction.

(16) Subsequent Events

   On January 2, 2001, Security Capital contributed certain assets of Security Capital Markets Group Incorporated and the stock of Security Capital Markets Ltd. to a new entity formed with Macquarie Bank Limited and the current management of the Capital Markets Group, Macquarie Capital Partners LLC, in exchange for a 40% ownership interest. Macquarie Capital Partners will focus on capitalizing on its global access to institutional real estate capital, structuring expertise and advisory capabilities.

   Urban Growth Property Trust and InterPark Holdings merged on January 10, 2001 to form InterPark Holdings (InterPark). Effective with this merger, InterPark is 97.2% owned by Security Capital as a result of the merger with SC-U.S. Realty discussed below.

   On January 16, 2001, the merger between Security Capital and SC-U.S. Realty was consummated resulting in the issuance of an additional 45.4 million Class B Shares and the payment of $112 million in cash. In addition, Security Capital funded $434 million to repay indebtedness of SC-U.S. Realty's existing on the date of acquisition. In connection with this transaction, Security Capital borrowed $530 million on a transaction loan. The loan bears interest at LIBOR + 1.3% and matures in one year. On February 28, 2001, Security Capital fully repaid the loan with proceeds from the sale of Archstone shares.

   In February, 2001, Security Capital sold substantially all of its investment in Archstone common stock in an underwritten public offering and sale to Archstone for net proceeds of $643 million. The proceeds were used to pay off the transaction loan discussed above.

   In March 2001, Security Capital announced a tender offer to repurchase up to 9.3 million of its Class B Shares at a price between $18.50 and $21.50 per share.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        BALANCE SHEETS (Unconsolidated)

                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             2000        1999
                        ------                          ----------  ----------
Investments in and advances to subsidiaries............ $3,174,799  $3,222,644
Cash and cash equivalents..............................      3,331          74
Other assets...........................................     44,603      36,226
                                                        ----------  ----------
    Total assets....................................... $3,222,733  $3,258,944
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Long-term debt....................................... $  699,676  $  699,606
  Convertible debt.....................................    229,818     278,951
  Line of Credit.......................................        --       90,900
  Accounts payable and accrued expenses................        250       8,964
                                                        ----------  ----------
    Total liabilities..................................    929,744   1,078,421
                                                        ----------  ----------
Shareholders' Equity:
  Class A Shares, $.01 par value; 20,000,000 shares
   authorized; 1,029,728 and 1,218,411 shares issued
   and outstanding in 2000 and 1999, respectively......         10          12
  Class B Shares, $.01 par value; 229,537,385 shares
   authorized; 51,737,531 and 52,695,620 shares issued
   and outstanding in 2000 and 1999, respectively......        517         527
  Series B Preferred Shares, $.01 par value; 257,642
   shares issued and outstanding in 2000 and 1999;
   stated liquidation preference of $1,000 per share...    257,642     257,642
  Additional paid-in capital...........................  2,126,290   2,308,010
  Accumulated other comprehensive income (loss)........    (35,091)    (12,020)
  Accumulated deficit..................................    (56,379)   (373,648)
                                                        ----------  ----------
    Total shareholders' equity.........................  2,292,989   2,180,523
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,222,733  $3,258,944
                                                        ==========  ==========

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

    STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(Unconsolidated)

                                 (In thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
INCOME:
  Equity in earnings (loss) of subsidiaries,
   net of tax.................................. $384,453  $ (10,519) $ (23,386)
  Interest and other income....................   11,335      8,432      6,450
                                                --------  ---------  ---------
                                                 395,788     (2,087)   (16,936)
                                                --------  ---------  ---------
EXPENSES:
  General, administrative and other expenses...   17,844     18,587     21,750
  Interest expense.............................   78,570     83,745     49,519
                                                --------  ---------  ---------
                                                  96,414    102,332     71,269
                                                --------  ---------  ---------
Earnings (loss) from operations and before
 income taxes..................................  299,374   (104,419)   (88,205)
                                                --------  ---------  ---------
Provision for income benefit (expense):
  Current......................................  (29,778)     5,702      4,636
  Deferred.....................................      --        (140)   (20,790)
                                                --------  ---------  ---------
Total income tax benefit (expense).............  (29,778)     5,562    (16,154)
                                                --------  ---------  ---------
Net earnings (loss) before extraordinary items
 and change in accounting principle............  329,152    (98,857)  (104,359)
  Extraordinary items--gain (loss) on early
   extinguishments of debt.....................    6,152     16,032    (17,657)
  Change in accounting principle--cumulative
   effect on prior years of expensing costs of
   start-up activities.........................      --     (16,136)       --
                                                --------  ---------  ---------
Net earnings (loss)............................  335,304    (98,961)  (122,016)
  Less Series A Preferred Share dividends......  (18,035)   (18,035)   (35,088)
                                                --------  ---------  ---------
Net earnings (loss) attributable to common
 shares........................................  317,269   (116,996)  (157,104)
Other comprehensive income (loss):
  Foreign currency translation adjustments,
   common net..................................  (23,071)   (17,395)     5,375
                                                --------  ---------  ---------
Comprehensive income (loss).................... $294,198  $(134,391) $(151,729)
                                                ========  =========  =========

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   STATEMENTS OF CASH FLOWS (Unconsolidated)

                                 (In thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating Activities:
  Net earnings (loss)......................... $ 335,304  $ (98,961) $(122,016)
  Adjustments to reconcile net earnings (loss)
   to cash flows provided by operating
   activities:
    Equity in (earnings) loss of subsidiaries.  (384,453)    10,519     41,043
    Distributions from subsidiaries...........   457,689    550,061    191,296
    Provision for deferred income taxes.......       --         140     20,790
    Extraordinary items--(gain) loss on early
     extinguishments of debt..................    (6,152)   (16,032)    17,657
    Cumulative effect on prior years of
     expensing costs of start up activities...       --      16,136        --
  Decrease (increase) in other assets.........   (49,180)    (2,557)     5,317
  Increase (decrease) in accounts payable and
   accrued expenses...........................    (5,318)    (8,458)   (13,407)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   347,890    450,848    140,680
                                               ---------  ---------  ---------
Investing Activities:
  Investment in and advances to subsidiaries..   (66,445)  (305,560)  (379,154)
  Other.......................................       274      1,169       (375)
                                               ---------  ---------  ---------
      Net cash flows used in investing
       activities.............................   (66,171)  (304,391)  (379,529)
                                               ---------  ---------  ---------
Financing Activities:
  Extinguishment of debt......................       --     (27,428)       --
  Proceeds from sale of common shares, net of
   expense....................................     6,641      5,880      6,382
  Proceeds from line of credit................   336,000    436,910    354,800
  Payments on line of credit..................  (426,900)  (509,410)  (721,400)
  Proceeds from long-term debt offerings......       --      85,317    614,236
  Repurchase of common shares.................  (176,168)  (119,754)      (641)
  Preferred dividends paid....................   (18,035)   (18,035)   (15,245)
  Other.......................................       --          52        --
                                               ---------  ---------  ---------
      Net cash flows provided by (used in)
       financing activities...................  (278,462)  (146,468)   238,132
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     3,257        (11)      (717)
Cash and cash equivalents, beginning of year..        74         85        802
                                               ---------  ---------  ---------
Cash and cash equivalents, end of year........ $   3,331  $      74  $      85
                                               =========  =========  =========
Non-Cash Investing and Financing Activities:
Effect of SC-U.S. Realty's sale of Security
 Capital shares............................... $  13,756  $     --   $     --
                                               =========  =========  =========
Exchange of convertible debentures for
 Archstone shares............................. $  42,500  $     --   $     --
                                               =========  =========  =========
  Issuance of Series B Preferred Shares:
  Series B Preferred Shares issued............ $     --   $     --   $ 257,642
  Series A Preferred Shares retired...........       --         --    (139,000)
  Fair value of Class B Shares retired........       --         --     (98,799)
  Series A Preferred dividend recorded........       --         --     (19,843)
                                               ---------  ---------  ---------
                                               $     --   $     --   $     --
                                               =========  =========  =========
Transfer of line of credit from SC Realty..... $     --   $     --   $ 530,000
                                               =========  =========  =========

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unconsolidated)

1. Investments in Subsidiaries

   Security Capital has investments in SC Capital Incorporated (SC Capital) and a Financial Services Division. SC Capital and the entities that comprise the Financial Services Division are wholly owned subsidiaries of Security Capital.

   At December 31, 2000, SC Capital, through a wholly-owned subsidiary holds interests in the following companies: Archstone Communities Trust, BelmontCorp, Homestead Village Incorporated, ProLogis Trust, Security Capital European Realty, Security Capital European Real Estate Shares, Security Capital Preferred Growth, Security Capital US Real Estate Shares and Security Capital U.S. Realty. The Financial Services Division provided, prior to 2001, operational and capital deployment oversight, capital management, capital markets, corporate services and research services for the companies in which SC Capital has directly and indirectly invested.

   Dividends from consolidated subsidiaries amounted to $457,689,000, $550,061,000, and $191,296,000 during 2000, 1999, and 1998, respectively.

2. Indebtedness

   See discussion on Security Capital's line of credit, Senior Unsecured Notes and Convertible Debt in note 5 to the consolidated financial statements.

3. Income Taxes

   Security Capital files a consolidated Federal income tax return which includes SC Capital and the Financial Services Division companies. Security Capital entered into transactions in 2000 involving the sale of its Archstone shares that fully utilized its remaining net operating loss carryforwards
(NOLs) from 1999 of approximately $11,041,000 during 2000.

   Deferred taxes are recorded by a subsidiary of SC Capital on its equity method investments.

4. Reclassifications

   Certain amounts in 1998 and 1999 have been reclassified to conform to the 2000 presentation.

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
Archstone Communities Trust:

   We have audited the accompanying balance sheets of Archstone Communities Trust as of December 31, 2000 and 1999, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archstone Communities Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Chicago, Illinois
January 30, 2001, except as to Note 16,
which is as of February 28, 2001

                          ARCHSTONE COMMUNITIES TRUST

                                 BALANCE SHEETS

                       (In thousands, except share data)

                                                      December 31, December 31,
                       ASSETS                             2000         1999
                       ------                         ------------ ------------
Real estate..........................................  $5,058,910   $5,086,486
Less accumulated depreciation........................     375,672      300,658
                                                       ----------   ----------
                                                        4,683,238    4,785,828
Investments in and advances to unconsolidated real
 estate entities.....................................     229,012      130,845
Mortgage notes receivable, net.......................         124      210,357
                                                       ----------   ----------
    Net investments..................................   4,912,374    5,127,030
Cash and cash equivalents............................       9,077       10,072
Restricted cash in tax-deferred exchange escrow......       3,274       68,729
Other assets.........................................      94,972       96,606
                                                       ----------   ----------
    Total assets.....................................  $5,019,697   $5,302,437
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Unsecured credit facilities........................  $  193,719   $  493,536
  Long-Term Unsecured Debt...........................   1,401,262    1,276,572
  Mortgages payable..................................     875,804      694,948
  Dividends payable..................................      50,330       53,518
  Accounts payable...................................      24,029       26,677
  Accrued expenses...................................      86,334       74,462
  Other liabilities..................................      43,276       59,915
                                                       ----------   ----------
    Total liabilities................................   2,674,754    2,679,628
                                                       ----------   ----------
Minority interest:
  Perpetual preferred units..........................      73,187       41,996
  Convertible operating partnership units............      20,150       13,307
                                                       ----------   ----------
    Total minority interest..........................      93,337       55,303
                                                       ----------   ----------
Shareholders' equity:
  Series A Convertible Preferred Shares (3,306,035
   shares in 2000 and 3,705,390 in 1999, liquidation
   preference of $25 per share)......................      82,651       92,635
  Series B Preferred Shares (4,186,800 shares in 2000
   and 4,200,000 shares in 1999, liquidation
   preference of $25 per share)......................     104,670      105,000
  Series C Preferred Shares (1,989,200 shares in 2000
   and 2,000,000 shares in 1999, liquidation
   preference of $25 per share)......................      49,730       50,000
  Series D Preferred Shares (1,992,200 shares in 2000
   and 2,000,000 shares in 1999, liquidation
   preference of $25 per share)......................      49,805       50,000
  Common Shares (122,838,167 shares in 2000 and
   139,008,353 in 1999)..............................     122,838      139,008
  Additional paid-in capital.........................   1,949,270    2,291,026
  Unrealized holding gain............................       2,817          394
  Employee share purchase notes......................      (6,764)     (19,170)
  Distributions in excess of net earnings............    (103,411)    (141,387)
                                                       ----------   ----------
    Total shareholders' equity.......................   2,251,606    2,567,506
                                                       ----------   ----------
    Total liabilities and shareholders' equity.......  $5,019,697   $5,302,437
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                             STATEMENTS OF EARNINGS

                    (In thousands, except per share amounts)

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Revenues:
  Rental revenues...................................  $688,544 $637,808 $484,539
  Income from unconsolidated real estate entities...     2,575    2,118      --
  Other income......................................    32,115   27,096   29,106
                                                      -------- -------- --------
                                                       723,234  667,022  513,645
                                                      -------- -------- --------
Expenses:
  Rental expenses...................................   164,391  163,110  130,558
  Rental expenses paid to affiliate.................     2,409    1,996    2,521
  Real estate taxes.................................    58,808   52,421   40,681
  Depreciation on real estate investments...........   143,694  132,437   96,337
  Interest expense..................................   145,173  121,494   83,350
  General and administrative expenses...............    22,434   20,521   13,978
  General and administrative expenses paid to
   affiliate........................................       723    1,635    2,114
  Provision for possible loss on investments........     5,200    2,000    4,700
  Other expenses....................................     3,936    2,069    4,835
                                                      -------- -------- --------
                                                       546,768  497,683  379,074
                                                      -------- -------- --------
Earnings from operations............................   176,466  169,339  134,571
  Less: minority interest--perpetual preferred
   units............................................     5,915      942      --
    minority interest--convertible operating
     partnership units..............................     1,326    1,118      645
  Plus: gains on dispositions of depreciated real
   estate, net......................................    93,071   62,093   65,531
                                                      -------- -------- --------
Earnings before extraordinary items.................   262,296  229,372  199,457
  Less: extraordinary items--loss on early
   extinguishment of debt...........................       911    1,113    1,497
                                                      -------- -------- --------
Net earnings........................................   261,385  228,259  197,960
  Less: Preferred Share dividends...................    25,340   23,733   20,938
                                                      -------- -------- --------
Net earnings attributable to Common Shares--Basic...  $236,045 $204,526 $177,022
                                                      ======== ======== ========
Weighted average Common Shares outstanding--Basic...   131,874  139,801  118,592
                                                      -------- -------- --------
Weighted average Common Shares outstanding--Diluted.   137,730  139,829  125,825
                                                      -------- -------- --------
Earnings before extraordinary items per Common
 Share:
  Basic.............................................  $   1.80 $   1.47 $   1.51
                                                      ======== ======== ========
  Diluted...........................................  $   1.78 $   1.47 $   1.50
                                                      ======== ======== ========
Net earnings per Common Share:
  Basic.............................................  $   1.79 $   1.46 $   1.49
                                                      ======== ======== ========
  Diluted...........................................  $   1.78 $   1.46 $   1.49
                                                      ======== ======== ========
Distributions paid per Common Share.................  $   1.54 $   1.48 $   1.39
                                                      ======== ======== ========

   The accompanying notes are an integral part of these financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                    Series A
                   Convertible  Series B    Series C    Series D
                    Preferred   Preferred   Preferred   Preferred
                    Shares at   Shares at   Shares at   Shares at                         Unrealized Employee  Distributions
                    Aggregate   Aggregate   Aggregate   Aggregate   Common    Additional   Holding    Share      in Excess
                   Liquidation Liquidation Liquidation Liquidation Shares at   Paid-in       Gain    Purchase     of Net
                   Preference  Preference  Preference  Preference  Par Value   Capital      (Loss)    Notes      Earnings
                   ----------- ----------- ----------- ----------- ---------  ----------  ---------- --------  -------------
Balances at
 December 31,
 1997............   $135,210    $105,000     $   --      $   --    $ 92,634   $1,268,741   $ 83,794  $(17,238)   $(127,705)
 Comprehensive
  income:
 Net Earnings....        --          --          --          --         --           --         --        --       197,960
 Preferred Share
  dividends paid.        --          --          --          --         --           --         --        --       (20,938)
 Other
  comprehensive
  income.........        --          --          --          --         --           --     (83,794)      --           --
 Comprehensive
  income
  attributable to
  Common Shares..        --          --          --          --         --           --         --        --           --
 Common Share
  distributions..        --          --          --          --         --           --         --        --      (187,059)
 Atlantic Merger.        --          --       50,000         --      47,752    1,049,728        --    (11,338)         --
 Issuance of
  shares, net of
  expenses.......        --          --          --          --       2,050       41,959        --        --           --
 Other, net......    (17,695)        --          --          --         877       16,086        --      2,301          --
                    --------    --------     -------     -------   --------   ----------   --------  --------    ---------
Balances at
 December 31,
 1998............    117,515     105,000      50,000         --     143,313    2,376,514        --    (26,275)    (137,742)
 Comprehensive
  income:
 Net Earnings....        --          --          --          --         --           --         --        --       228,259
 Preferred Share
  dividends paid.        --          --          --          --         --           --         --        --       (23,733)
 Other
  comprehensive
  income.........        --          --          --          --         --           --         394       --           --
 Comprehensive
  income
  attributable to
  Common Shares..        --          --          --          --         --           --         --        --           --
 Common Share
  distributions..        --          --          --          --         --           --         --        --      (208,173)
 Repurchase of
  shares, net of
  expenses.......       (750)        --          --          --      (6,098)    (114,733)       --        --           --
 Issuance of
  shares, net of
  expenses.......        --          --          --       50,000        --        (1,740)       --        --           --
 Other, net......    (24,130)        --          --          --       1,793       30,985        --      7,105            2
                    --------    --------     -------     -------   --------   ----------   --------  --------    ---------
Balances at
 December 31,
 1999............     92,635     105,000      50,000      50,000    139,008    2,291,026        394   (19,170)    (141,387)
 Comprehensive
  income:
 Net Earnings....        --          --          --          --         --           --         --        --       261,385
 Preferred Share
  dividends paid.        --          --          --          --         --           --         --        --       (25,340)
 Other
  comprehensive
  income.........        --          --          --          --         --           --       2,423       --           --
 Comprehensive
  income
  attributable to
  Common Shares..        --          --          --          --         --           --         --        --           --
 Common Share
  distributions..        --          --          --          --         --           --         --        --      (198,069)
 Repurchase of
  shares, net of
  expenses.......        --         (330)       (270)       (195)   (17,479)    (366,268)       --        --           --
 Other, net......     (9,984)        --          --          --       1,309       24,512        --     12,406          --
                    --------    --------     -------     -------   --------   ----------   --------  --------    ---------
Balances at
 December 31,
 2000............   $ 82,651    $104,670     $49,730     $49,805   $122,838   $1,949,270   $  2,817  $ (6,764)   $(103,411)
                    ========    ========     =======     =======   ========   ==========   ========  ========    =========
                     Total
                   -----------
Balances at
 December 31,
 1997............  $1,540,436
 Comprehensive
  income:
 Net Earnings....     197,960
 Preferred Share
  dividends paid.     (20,938)
 Other
  comprehensive
  income.........     (83,794)
                   -----------
 Comprehensive
  income
  attributable to
  Common Shares..      93,228
                   -----------
 Common Share
  distributions..    (187,059)
 Atlantic Merger.   1,136,142
 Issuance of
  shares, net of
  expenses.......      44,009
 Other, net......       1,569
                   -----------
Balances at
 December 31,
 1998............   2,628,325
 Comprehensive
  income:
 Net Earnings....     228,259
 Preferred Share
  dividends paid.     (23,733)
 Other
  comprehensive
  income.........         394
                   -----------
 Comprehensive
  income
  attributable to
  Common Shares..     204,920
                   -----------
 Common Share
  distributions..    (208,173)
 Repurchase of
  shares, net of
  expenses.......    (121,581)
 Issuance of
  shares, net of
  expenses.......      48,260
 Other, net......      15,755
                   -----------
Balances at
 December 31,
 1999............   2,567,506
 Comprehensive
  income:
 Net Earnings....     261,385
 Preferred Share
  dividends paid.     (25,340)
 Other
  comprehensive
  income.........       2,423
                   -----------
 Comprehensive
  income
  attributable to
  Common Shares..     238,468
                   -----------
 Common Share
  distributions..    (198,069)
 Repurchase of
  shares, net of
  expenses.......    (384,542)
 Other, net......      28,243
                   -----------
Balances at
 December 31,
 2000............  $2,251,606
                   ===========

   The accompanying notes are an integral part of these financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                  Years Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
Operating activities:
  Net earnings................................. $ 261,385  $ 228,259  $ 197,960
  Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
    Depreciation and amortization..............   145,571    133,817     96,908
    Gains on dispositions of depreciated real
     estate, net...............................   (93,071)   (62,093)   (65,531)
    Gain on exchange of Homestead mortgage
     notes, net of writedown...................    (6,560)       --         --
    Provision for possible loss on investments.     5,200      2,000      4,700
    Extraordinary item.........................       911      1,113      1,497
    Minority interest..........................     7,241      2,060        645
  Change in accounts payable, accrued expenses
   and other liabilities.......................     6,277    (16,581)     6,527
  Other, net...................................    (4,634)     7,435    (11,553)
                                                ---------  ---------  ---------
      Net cash flow provided by operating
       activities..............................   322,320    296,010    231,153
                                                ---------  ---------  ---------
Investing activities:
  Real estate investments......................  (671,148)  (769,076)  (688,151)
  Change in investments in and advances to
   unconsolidated real estate entities.........   (68,995)   (32,729)       --
  Proceeds from dispositions, net of closing
   costs.......................................   770,679    572,741    401,031
  Cash acquired in Atlantic Merger.............       --         --      79,359
  Change in tax-deferred exchange escrow.......    65,455     22,145    (90,874)
  Change in pursuit costs and earnest money
   deposits....................................    14,798     (9,376)    (5,438)
  Funding of convertible mortgage notes
   receivable..................................       --         --     (11,895)
  Other, net...................................    (5,226)    (7,619)    (2,796)
                                                ---------  ---------  ---------
      Net cash flow provided by (used in)
       investing activities....................   105,563   (223,914)  (318,764)
                                                ---------  ---------  ---------
Financing activities:
  Proceeds from (payments on) unsecured long-
   term debt...................................   125,000    (30,000)   447,200
  Debt issuance costs..........................   (10,372)    (6,304)   (14,281)
  Proceeds from secured debt...................   156,527     36,206    268,450
  Proceeds from tax-exempt bond refinancing....       --      16,000        --
  Principal prepayments of mortgages payable...   (41,658)   (57,574)  (107,009)
  Regularly scheduled principal payments on
   mortgages payable...........................    (4,833)    (5,391)    (4,316)
  Proceeds from (repayments on) unsecured
   credit facilities, net......................  (299,817)   228,885   (356,621)
  Repurchase of Common and Preferred Shares....  (179,461)  (121,581)       --
  Proceeds from issuance of Common Shares, net.       --         --      44,009
  Proceeds from issuance of Preferred Shares
   and perpetual preferred units...............    31,215     90,229        --
  Cash dividends paid on Common Shares.........  (201,257)  (208,018)  (165,190)
  Cash dividends paid on Preferred Shares......   (25,340)   (23,733)   (20,938)
  Cash dividends paid to minority interests....    (7,241)    (2,060)      (645)
  Proceeds from dividend reinvestment and
   repayment of share purchase loans, net......    18,646      7,251        470
  Other, net...................................     9,713      3,947      1,674
                                                ---------  ---------  ---------
      Net cash flow provided by (used in)
       financing activities....................  (428,878)   (72,143)    92,803
                                                ---------  ---------  ---------
Net change in cash and cash equivalents........      (995)       (47)     5,192
Cash and cash equivalents at beginning of
 period........................................    10,072     10,119      4,927
                                                ---------  ---------  ---------
Cash and cash equivalents at end of period..... $   9,077  $  10,072  $  10,119
                                                =========  =========  =========

   See Note 15 for supplemental information on non-cash investing and financing activities.

   The accompanying notes are an integral part of these financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

(1) Description of Business and Summary of Significant Accounting Policies

 Business

   Archstone is an equity REIT organized in 1963 under the laws of the State of Maryland. We are focused on the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in protected markets throughout the United States characterized by: (i) limited new supply;
(ii) expensive single-family home prices; and (iii) strong economic fundamentals.

 Principles of Consolidation

   The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for investments when we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

 Use of estimates

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less.

 Restricted Cash in Tax-Deferred Exchange Escrow

   Represents disposition proceeds which have been set aside and designated to fund future tax deferred exchanges of qualifying real estate investments.

 Real Estate and Depreciation

   Real estate, other than properties held for sale, is carried at cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment's book value to its estimated future cash flows, on an undiscounted basis.

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

                          ARCHSTONE COMMUNITIES TRUST

   Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

      Buildings and related land improvements....................... 20-40 years
      Furniture, fixtures, equipment and other......................  5-10 years

 Interest

   During 2000, 1999 and 1998, the total interest paid in cash on all outstanding debt, was $157.7 million, $148.0 million and $96.4 million, respectively.

   We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2000, 1999 and 1998 aggregated $24.3 million, $31.9 million and $29.9 million, respectively.

 Cost of Raising Capital

   Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with old debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 2000, 1999 and 1998 was $5.0 million, $4.8 million and $3.3 million, respectively.

 Interest Rate Contracts

   We occasionally utilize derivative financial instruments to lower our overall borrowing costs and designate these financial instruments as hedges of specific liabilities or anticipated transactions. The costs associated with entering into these agreements, as well as the related gains or losses on such agreements, are deferred and are amortized into interest expense over the term of the underlying debt. See Note 11 for additional information.

 Revenue and Gain Recognition

   We generally lease our apartment units under operating leases with terms of one-year or less. Rental revenue is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

   Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

 Rental Expenses

   Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities (net of utility reimbursements from residents), repairs and maintenance, make-ready, property insurance, marketing, landscaping and other on-site and related administrative costs.

 Federal Income Taxes

   We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a REIT and have made all required distributions of our taxable income. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

                          ARCHSTONE COMMUNITIES TRUST

 Comprehensive Income

   Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Shareholders' Equity. The amounts reflected as "other comprehensive income" in 2000 and 1999 reflect unrealized holding gains and losses on the change in market values for various available-for-sale investments.

 Per Share Data

   Following is a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated (in thousands):

                                                           December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    -------- -------- --------
Reconciliation of numerator between basic and
 diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares--Basic.. $236,045 $204,526 $177,022
  Dividends on Series A Convertible Preferred
   Shares..........................................    7,254      --     9,332
  Minority interest--convertible operating
   partnership units...............................    1,326      --       645
                                                    -------- -------- --------
Net earnings attributable to Common Shares--
 Diluted........................................... $244,625 $204,526 $186,999
                                                    ======== ======== ========
Reconciliation of denominator between basic and
 diluted net earnings per Common Share (1):
Weighted average number of Common Shares
 outstanding--Basic................................  131,874  139,801  118,592
  Assumed conversion of Series A Convertible
   Preferred Shares into Common Shares.............    4,721      --     6,765
  Minority interest--convertible operating
   partnership units...............................      876      --       458
  Incremental options and warrants.................      259       28       10
                                                    -------- -------- --------
Weighted average number of Common Shares
 outstanding--Diluted..............................  137,730  139,829  125,825
                                                    ======== ======== ========

--------
(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

 Reclassifications

   Certain of the 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

                          ARCHSTONE COMMUNITIES TRUST

(2) Real Estate

 Investments in Real Estate

   Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                       December 31,
                                            -----------------------------------
                                                  2000              1999
                                            ----------------- -----------------
                                            Investment Units  Investment Units
                                            ---------- ------ ---------- ------
   Apartment communities:
     Operating communities................. $4,651,275 62,509 $4,444,289 68,255
     Communities under construction (1)....    298,519  4,107    563,020  7,830
     Development communities In Planning
      (1)
       Owned...............................     75,662  1,902     45,481  2,096
       Under Control (2)...................        --   2,167        --   2,375
                                            ---------- ------ ---------- ------
         Total development communities In
          Planning.........................     75,662  4,069     45,481  4,471
                                            ---------- ------ ---------- ------
       Total apartment communities.........  5,025,456 70,685  5,052,790 80,556
                                            ---------- ------ ---------- ------
   Other real estate assets................     10,584            10,826
   Hotel asset.............................     22,870            22,870
                                            ----------        ----------
         Total real estate................. $5,058,910        $5,086,486
                                            ==========        ==========

--------
(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(2) Archstone's investment as of December 31, 2000 and 1999 for developments Under Control was $5.9 million and $5.3 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.

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

   As part of our operating strategy, we periodically evaluate each community's physical condition relative to established business objectives and the community's competitive position in its market. In conducting these evaluations, we consider our return on investment in relation to our long-term cost of capital as well as our research and analysis of competitive market factors. Based on these factors, we make decisions on needed capital expenditures, which are classified as either "redevelopment" or "recurring".

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

                          ARCHSTONE COMMUNITIES TRUST

   Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one-year, which are incurred to maintain a community's long-term physical condition at a level commensurate with our stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

   Repairs, maintenance and make-ready expenditures (including the replacement of carpets, appliances and other interior items) are expensed as incurred, to the extent they are not incremental first year deferred maintenance costs needed to reposition an asset. Make-ready expenditures are costs incurred in preparing a vacant apartment unit for the next resident.

   The change in investments in real estate at cost, consisted of the following (in thousands):

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
   Balance at January 1.................... $5,086,486  $4,771,315  $2,567,599
                                            ----------  ----------  ----------
   Apartment communities:
     Real estate assets acquired in the
      Atlantic Merger......................        --          --    1,823,727
     Acquisition-related expenditures......    372,539     401,392     268,465
     Redevelopment expenditures............     37,547      72,517      56,321
     Recurring capital expenditures........     13,937      13,022       9,461
     Development expenditures, excluding
      land acquisitions....................    228,819     334,049     346,629
     Acquisition and improvement of land
      for development......................     68,308      43,417      45,739
     Dispositions..........................   (743,287)   (542,554)   (342,066)
     Provision for possible loss on
      investments..........................     (5,200)       (450)        --
                                            ----------  ----------  ----------
   Net apartment community activity........    (27,337)    321,393   2,208,276
                                            ----------  ----------  ----------
   Other:
     Change in other real estate assets....       (239)     (4,672)     (3,860)
     Provision for possible loss on
      investments..........................        --       (1,550)       (700)
                                            ----------  ----------  ----------
   Net other activity......................       (239)     (6,222)     (4,560)
                                            ----------  ----------  ----------
   Balance at December 31.................. $5,058,910  $5,086,486  $4,771,315
                                            ==========  ==========  ==========

   At December 31, 2000, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $182.6 million of which $176.7 million related to communities under construction.

   We were committed to the sale of seven apartment communities and certain other real estate assets having an aggregate carrying value of $107.7 million as of December 31, 2000. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at December 31, 2000, which are included in Archstone's earnings from operations for 2000, 1999 and 1998, were $5.6 million, $5.3 million and $5.5 million, respectively.

(3) Investments in and Advances to Unconsolidated Real Estate Entities

   We have investments in entities that we account for using the equity method. The most significant of these investments are discussed below.

                          ARCHSTONE COMMUNITIES TRUST

   Ameriton is a corporation whose business is acquiring and developing properties to sell to third parties. Archstone owns all Class B non-voting common shares, which entitles us to 95% of the net operating cash flow of Ameriton. Our investments in and advances to Ameriton at December 31, 2000 and December 31, 1999 were $209.3 million and $130.8 million, respectively.

   In June and July of 2000, we formed two joint ventures with FIIB. The ventures were formed through our contribution of a total of 11 apartment communities with an estimated aggregate fair value of approximately $237.0 million. FIIB contributed a total of $66.7 million of cash for an 80% ownership interest in each of the ventures. The ventures also obtained an aggregate of $153.7 million in mortgage loans from Freddie Mac secured by the 11 communities. We maintained a 20% ownership interest in each of the ventures valued at approximately $16.7 million and received cash distributions totaling $220.4 million. For financial reporting purposes, we accounted for the transactions as a partial disposition of the communities, which resulted in recognition of an aggregate net gain of $13.3 million. We only recognized 80% of the total gain, due to the 20% continuing ownership interest in the joint ventures. The ventures have a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. We receive management fees for managing the communities and the ventures.

(4) Mortgage Notes Receivable

   In October 1996, we contributed 54 extended-stay-lodging assets to Homestead in exchange for common stock and convertible mortgage notes. The common stock was distributed to our shareholders in November 1996. In total, we received $221.3 million (face amount) of convertible mortgage notes in exchange for development financing provided to Homestead from 1996 through 1998, including the notes received in exchange for the initial contribution of properties.

   During the three months ended March 31, 2000, we determined that for various reasons, including the then proposed transaction that eliminated the publicly traded common shares of Homestead, the conversion feature associated with our Homestead mortgage notes had no continuing economic value. Therefore, a write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was recorded. The remaining balances associated with the convertible mortgage notes were not affected.

   In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. The Homestead mortgage notes and related balances had a net book value of $195.7 million on the date of the transaction. We recognized a gain of $9.3 million related to this transaction in the third quarter of 2000.

(5) Borrowings

 Unsecured Credit Facilities

   In December 2000, we closed a $580 million unsecured revolving line of credit facility, which replaced our previous line that was scheduled to mature in 2001. The $0.9 million in unamortized loan costs related to the prior line were expensed as an extraordinary item in 2000.

   The $580 million unsecured revolving credit facility is provided by a group of financial institutions led by The Chase Manhattan Bank. The $580 million unsecured credit facility matures in December 2003 and provides us with a one-year extension option. The unsecured credit facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR (6.75% at December 31, 2000 and an average of 6.41% for the year ended December 31, 2000) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50%

                          ARCHSTONE COMMUNITIES TRUST
to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $290 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, we pay a facility fee, which can vary from 0.125% to 0.200% of the commitment, (current facility fee is 0.15%) based upon the rating of our Long-Term Unsecured Debt. Archstone paid facility fees on unsecured credit facilities of $1.1 million, $1.1 million and $0.8 million in 2000, 1999 and 1998, respectively.

   The following table summarizes our unsecured credit facility borrowings (in thousands, except for percentages):

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
      Total unsecured credit facility....................... $580,000  $750,000
      Borrowings outstanding at December 31.................  150,000   485,000
      Weighted average daily borrowings.....................  305,016   387,082
      Maximum borrowings outstanding during the period...... $618,000  $485,000
      Weighted average daily nominal interest rate..........     7.01%     5.98%
      Weighted average daily effective interest rate........     7.45%     6.37%

   We also have a short-term unsecured borrowing agreement with The Chase Manhattan Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 6.25% to 7.63% during 2000. At December 31, 2000 and 1999, there were $43.7 million and $8.5 million of borrowings outstanding under this agreement, respectively.

 Long-Term Unsecured Debt

   A summary of our Long-Term Unsecured Debt outstanding at December 31, 2000 and 1999 follows (dollar amounts in thousands):

                                     Effective  Balance at   Balance at    Average
                             Coupon  Interest  December 31, December 31,  Remaining
   Type of Debt             Rate (1) Rate (2)      2000         1999     Life (Years)
   ------------             -------- --------- ------------ ------------ ------------
   Long-term unsecured
    senior notes...........   7.48%    7.68%    $1,325,547   $1,200,857      6.9
   Unsecured tax-exempt
    bonds..................   4.79%    5.14%        75,715       75,715      7.4
                              ----     ----     ----------   ----------      ---
     Total/average.........   7.34%    7.54%    $1,401,262   $1,276,572      7.0
                              ====     ====     ==========   ==========      ===

--------
(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

   The $1.3 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity in 2008 (see--Scheduled Debt Maturities). The notes are generally redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are generally redeemable upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

                          ARCHSTONE COMMUNITIES TRUST

 Mortgages Payable

   Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity (see--Scheduled Debt Maturities). A summary of mortgages payable outstanding at December 31, 2000 follows (dollar amounts in thousands):

                                                               Principal Balance
                                                                at December 31,
                                            Effective Interest -----------------
      Type of Mortgage                           Rate (1)        2000     1999
      ----------------                      ------------------ -------- --------
      Fannie Mae (2).......................        6.96%       $406,989 $304,365
      Conventional fixed rate..............        7.76%        200,694  110,776
      Tax-exempt fixed rate................        7.30%         17,676   56,576
      Tax-exempt floating rate.............        5.10%        226,325  192,847
      Other................................        5.65%         24,120   30,384
                                                   ----        -------- --------
        Total/average mortgage debt........        6.63%       $875,804 $694,948
                                                   ====        ======== ========

--------
(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of December 31, 2000.
(2) Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures January 2006, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

   The changes in mortgages payable during 2000 and 1999 consisted of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
      Balances at January 1................................. $694,948  $676,613
        Notes assumed or originated.........................  227,536   141,613
        Bond refinancing....................................   (2,420)  (59,715)
        Regularly scheduled principal amortization..........   (4,833)   (5,391)
        Prepayments, final maturities and other.............  (39,427)  (58,172)
                                                             --------  --------
      Balances at December 31............................... $875,804  $694,948
                                                             ========  ========

 Scheduled Debt Maturities

   Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                                 Mortgages Payable
                                              -----------------------
                                               Regularly
                                   Long-Term   Scheduled     Final
                                   Unsecured   Principal   Maturities
                                      Debt    Amortization and Other    Total
                                   ---------- ------------ ---------- ----------
      2001........................ $   70,010   $  5,738    $  5,121  $   80,869
      2002........................     97,810      6,288         102     104,200
      2003........................    171,560      6,656      14,843     193,059
      2004........................     51,560      7,069      36,448      95,077
      2005........................    251,560      7,355      28,018     286,933
      Thereafter..................    758,762    110,264     647,902   1,516,928
                                   ----------   --------    --------  ----------
        Total..................... $1,401,262   $143,370    $732,434  $2,277,066
                                   ==========   ========    ========  ==========

   The average annual principal payments due from 2006 to 2020 are $99.1 million per year.

                          ARCHSTONE COMMUNITIES TRUST

   The $580 million unsecured credit facility matures in December 2003 and has a one-year extension option.

 Other

   Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2000.

   See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.

(6) Distributions to Shareholders

   To maintain our status as a REIT, we are generally required to distribute at least 90% of our taxable income (95% for taxable years ending prior to January 1, 2001). The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. At its December 2000 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.54 to $1.64 per Common Share.

   The following table summarizes the cash dividends paid per share on Common Shares and Preferred Shares in 2000, 1999 and 1998:

                                                              2000  1999  1998
                                                              ----- ----- -----
      Common Shares.......................................... $1.54 $1.48 $1.39
      Series A Convertible Preferred Shares.................. $2.07 $1.99 $1.87
      Series B Preferred Shares.............................. $2.25 $2.25 $2.25
      Series C Preferred Shares (1).......................... $2.16 $2.16 $1.08
      Series D Preferred Shares (2).......................... $2.19 $0.88 $ --

--------
(1) In 1998, represents dividends paid subsequent to the Atlantic Merger.
(2) Shares were issued in August 1999. The annualized dividend level is $2.1875 per share.


(7) Minority Interest

 Perpetual Preferred Units

   At various dates, consolidated subsidiaries of Archstone have issued perpetual preferred units to limited partnerships in exchange for cash. The total net proceeds of $31.2 million in 2000 and $42.0 million in 1999 from the issuance of these units were used to repay borrowings under our unsecured credit facilities. All perpetual preferred units issued to date have a liquidation preference of $25 per unit and are paid a fixed cumulative quarterly distribution each quarter. We have the option to redeem the units at par on dates ranging from 2004 to 2005. Unless redeemed, the units are convertible into a specified series of non-convertible preferred shares after certain dates. Following is a summary of outstanding perpetual preferred units as of December 31, 2000:

                                                                     Annual
                                                         Total    Distribution
                             Effective                Liquidation     Rate        Convertible
                           Issuance Date      Units   Preference   (Per unit)     on or After
                         ------------------ --------- ----------- ------------ ------------------
Series E................ August 13, 1999      520,000 $13 million   $2.0938    August 13, 2009
Series E................ November 19, 1999    400,000  10 million    2.0938    November 19, 1999
Series E................ February 4, 2000     680,000  17 million    2.0938    August 13, 2009
                                            --------- -----------   -------
                                            1,600,000 $40 million   $2.0938
Series F................ September 27, 1999   800,000  20 million    2.0313    September 27, 2009
Series G................ March 3, 2000        600,000  15 million    2.1563    March 3, 2010
                                            --------- -----------   -------
                                            3,000,000 $75 million   $2.0896
                                            ========= ===========   =======

                          ARCHSTONE COMMUNITIES TRUST

 Convertible Operating Partnership Units

   As of December 31, 2000, 1999 and 1998, there were 949,000, 598,000 and
913,000 convertible partnership units outstanding that had been issued by consolidated subsidiaries of Archstone in exchange for real estate assets. The units are convertible into Common Shares on a one-for-one basis and are generally entitled to distributions in amounts equal to those distributed on Common Shares.

 General

   All of the units are reflected as minority interest in the accompanying Balance Sheets. The income allocated to these minority interests, which is generally equal to the amount of unit distributions, is reflected as minority interest expense in the accompanying Statements of Earnings.

(8) Shareholders' Equity

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

 Preferred Shares

   The Series A Convertible Preferred Shares issued in November 1993 have a liquidation preference of $25 per share for an aggregate liquidation preference at December 31, 2000 of $82.7 million. Holders of the Series A Convertible Preferred Shares are entitled only to limited voting rights under certain conditions. Each Series A Convertible Preferred Share is convertible, in whole or in part at the option of the holder at any time, into 1.3469 Common Shares. During 2000, 1999 and 1998, approximately 399,000, 965,000 and 708,000 of Series A Convertible Preferred Shares were converted into approximately 538,000, 1,300,000 and 953,000 Common Shares, respectively. This activity is included in "Other, net" in the accompanying Statements of Shareholders' Equity.

   Distributions on the Series A Convertible Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly distribution rate on the Common Shares multiplied by the 1.3469 conversion factor. Based on our anticipated 2001 Common Share dividend level, the annualized dividend on the Series A Convertible Preferred Shares will be $2.209. The Series A Convertible Preferred Shares are redeemable at our option after November 30, 2003.

   A summary of Archstone's Series B, Series C and Series D Preferred Shares outstanding at December 31, 2000 follows:

                                     Liquidation     Total
  Perpetual Preferred      Shares    Preference   Liquidation    Dividend     Redeemable
         Shares          Outstanding (Per share)   Preference   (Per share) on or After (1)
  -------------------    ----------- ----------- -------------- ----------- ---------------
Series B................ 4.2 million   $25.00    $104.7 million   $2.2500   May 24, 2000
Series C................ 2.0 million    25.00      49.7 million    2.1563   August 20, 2002
Series D................ 2.0 million    25.00      49.8 million    2.1875   August 6, 2004
                         -----------   ------    --------------   -------
                         8.2 million   $25.00    $204.2 million   $2.2120
                         ===========   ======    ==============   =======

                          ARCHSTONE COMMUNITIES TRUST

--------
(1) We may redeem the shares for cash, in whole or in part, at a redemption price of $25 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other shares of Archstone, which may include other series of preferred shares.

   The holders of the Preferred Shares do not have preemptive rights over the holders of Common Shares. The Preferred Shares have no stated maturity and are not subject to any sinking fund and we are not obligated to redeem or retire the shares. Holders of the Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions. The Series B, Series C and Series D Preferred Shares are not convertible into any other Archstone securities.

   All Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on Preferred Shares have been accrued and paid as of the end of each fiscal year. All series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

   If six quarterly dividends payable (whether or not consecutive) on any series or class of Preferred Shares that are of equal rank with respect to dividends and any distribution of assets, shall not be paid in full, the number of Outside Trustees shall be increased by two and the holders of all such Preferred Shares voting as a class regardless of series or class, shall be entitled to elect the two additional Outside Trustees. Whenever all arrears in dividends have been paid, the right to elect the two additional Outside Trustees shall cease and the terms of such Outside Trustees shall terminate.

 Dividend Reinvestment and Share Purchase Plan

   We established the Dividend Reinvestment and Share Purchase Plan in December 1997 to increase ownership in the company by private investors. Under the plan, holders of Common Shares have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares. The amount purchased by an individual is limited to a maximum of $5,000 per month, with any investments above the limitation requiring company approval. We have not granted approval for any purchases above the $5,000 threshold since inception of the plan. In January 1998, we filed a registration statement with the SEC registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the plan. As of December 31, 2000 Archstone had 1,138,827 Common Shares left to issue under this plan.

 Ownership Restrictions and Significant Shareholder

   Our governing documents restrict beneficial ownership of our outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions is to assist in protecting and preserving our REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares without first negotiating with the Board. For us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of our outstanding capital shares may be owned by five or fewer individuals at any time during the last half of our taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares.

                          ARCHSTONE COMMUNITIES TRUST

   Common Shares owned by a person or group of persons in excess of the 9.8% limit is subject to redemption. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our eligibility to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification as a REIT is advantageous to shareholders.

   Under an investor agreement executed in 1990, the Board permitted Security Capital to acquire up to 49% of Archstone's fully converted Common Shares. Security Capital's ownership of Common Shares is attributed for tax purposes to its shareholders. In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. In addition, Security Capital sold 5.3 million Common Shares to other investors during 2000, reducing its investment to 25.8% of our outstanding Common Shares at December 31, 2000. See Note 16 for additional information on Security Capital's liquidation of its remaining investment in Archstone's Common Shares subsequent to year-end.

 Purchase Rights

   In 1994, the Board authorized a shareholder distribution of one purchase right for each Common Share held. Holders of additional Common Shares issued after this date and prior to the expiration of the purchase rights in July 2004 will be entitled to one purchase right for each additional Common Share.

   Each purchase right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a Participating Preferred Share at a price of $60 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), or takes formal actions, the intent of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each purchase right entitles the holder to purchase, at the purchase right's then current exercise price, a number of Common Shares having a market value of twice the purchase right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the purchase right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the purchase right's exercise price. The purchase rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per purchase right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

 Shelf Registration

   In December 1998, we filed a $750 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $77.2 million. These securities can be issued in the form of Long-Term Unsecured Debt, Common Shares or Preferred Shares on an as-needed basis, subject to our ability to complete offerings on satisfactory terms. As of December 31, 2000 we had approximately $577.2 million in shelf-registered securities available for issuance.

(9) Atlantic Merger

   In July 1998, Security Capital Atlantic Incorporated ("Atlantic"), an affiliated apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into Security Capital Pacific Trust ("Pacific"). Atlantic and Pacific traded on the NYSE under the symbols "SCA" and "PTR," respectively, prior to the merger. The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN." In accordance with the terms of the Atlantic

                          ARCHSTONE COMMUNITIES TRUST

Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Series C preferred shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A Preferred Shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The Atlantic Merger added 91 operating apartment communities (24,414 units) and 34 development communities (9,358 units) to the portfolio. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method.

   The following summarized pro forma unaudited information represents the combined historical operating results of Pacific and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what Archstone's actual operating results would have been had the two companies constituted a single entity during such periods (in thousands, except per share amounts).

                                                                Year Ended
                                                             December 31, 1998
                                                             -----------------
      Total revenues........................................     $610,866
                                                                 ========
      Net earnings attributable to Common Shares before
       extraordinary items..................................     $201,562
                                                                 ========
      Net earnings attributable to Common Shares............     $199,842
                                                                 ========
      Weighted average Common Shares outstanding:
        Basic...............................................      141,939
                                                                 ========
        Diluted.............................................      148,714
                                                                 ========
      Earnings attributable to Common Shares before
       extraordinary items per Common Share:
        Basic and Diluted...................................     $   1.42
                                                                 ========
      Net earnings attributable to Common Shares per Common
       Share:
        Basic and Diluted...................................     $   1.41
                                                                 ========

(10) Benefit Plans

   In September 1997, our Common Shareholders approved the long-term incentive plan. To date, there have been four types of awards issued under the plan: (i) an employee share purchase program with matching options; (ii) share options with a dividend equivalent unit ("DEU") feature; (iii) share options without a DEU feature; and (iv) restricted Common Share unit awards with a DEU feature. No more than 8,650,000 share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 500,000 share or option awards in any one-year period. As of December 31, 2000 Archstone had 2,106,918 share awards available for future grants. The plan has a 10-year term.

 1997 Employee Share Purchase Program with Matching Options

   As of December 31, 2000, there were 333,555 Common Shares outstanding that had been purchased by certain officers and other employees at prices ranging from $22.06 to $23.34 per Common Share under the employee share purchase program. This share purchase program was conducted in 1997 when Archstone became

                          ARCHSTONE COMMUNITIES TRUST
an internally managed REIT. There have been no employee share purchase programs initiated since that time. Archstone financed 95% of the total purchase price through 10-year notes from the participants. The share purchase notes are recorded as a reduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity. The notes bear interest at approximately 6.0% per annum. All dividends on the shares are applied to interest and principal on the notes, with no cash distributions to employees. The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options. Each option entitles the participant to purchase one Common Share at the market price of the underlying share on the date of grant. The matching share options gradually vest over a five-year period. A reconciliation of the notes due from employees during 2000 and 1999 are summarized as follows (in thousands):

                                                                2000     1999
                                                              --------  -------
      Beginning balance...................................... $ 19,170  $26,275
      Repayments upon sale of shares.........................  (12,308)  (6,854)
      Regular principal payments.............................      (98)    (251)
                                                              --------  -------
        Ending balance....................................... $  6,764  $19,170
                                                              ========  =======

   Of the notes outstanding at December 31, 2000, approximately $5.2 million were due from officers.

 Dividend Equivalent Units

   Under the long-term incentive plan participants who are awarded share options or restricted Common Share units may be credited with DEUs with respect to such rewards. The DEUs credited in relation to share options or restricted Common Share units are awarded annually each year and vest under substantially the same terms as the underlying share options or restricted Common Shares.

   DEUs credited in relation to share options generally represent the average number of share options held at each record date, multiplied by the difference between the average annual dividend yield on Common Shares and the average dividend yield for the Standard & Poor's 500 Stock Index. The average annual dividend yield for the Standard & Poor's 500 Stock Index is not deducted when calculating DEUs credited in relation to restricted Common Share units or when calculating the DEUs earned on previously-earned DEUs. As of December 31, 2000, there were a total of 233,721 DEUs outstanding awarded to 123 holders of share options and restricted Common Share units. We recognize the value of the DEUs awarded as compensation expense over the vesting period, net of any previously recorded DEU expense related to forfeitures. The matching options granted in connection with the 1997 employee purchase program and all of the options granted in 2000 did not have a DEU feature.

 Share Options and Trustee Options

   The exercise price of each share option granted is equal to the Common Share closing price on the date of grant. The share options awarded generally vest at a rate of 25% per year.

   Additionally, Archstone has authorized 200,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options is equal to the average of the highest and lowest market price per share on the date of grant. All of the options granted prior to 1999 have a five-year term and are exercisable in whole or in part at any time. The options issued in 1999 and 2000 have a DEU feature, a 10-year term and vest over a four-year period.

                          ARCHSTONE COMMUNITIES TRUST

   A summary of all share options outstanding at December 31, 2000 follows:

                                                                      Weighted-
                                                                       Average
                                       Exercise Prices                Remaining
                          Number of --------------------- Expiration Contractual
                           Options      Range     Average    Date       Life
                          --------- ------------- ------- ---------- -----------
Matching options under
 the 1997 employee share
 purchase program.......  1,243,884 $21.19-$23.34 $22.18  2007-2008  6.75 years
Share options with DEUs.  1,608,120 $19.00-$23.75 $20.63  2007-2009  8.03 years
Share options without
 DEUs...................  1,215,209 $21.88-$24.63 $24.60       2010  9.92 years
Outside Trustees........     86,000 $19.34-$22.59 $22.21  2001-2010  6.70 years
                          --------- ------------- ------
  Total.................  4,153,213 $19.00-$24.63 $22.29
                          ========= ============= ======

   A summary of the status of our share option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                      Weighted      Number of
                                       Number of  Average Exercise   Options
                                        Options        Price       Exercisable
                                       ---------  ---------------- -----------
      Balance/Average at December 31,
       1997........................... 1,885,417       $21.99          38,000
                                       ---------       ------       ---------
        Assumed in the Atlantic
         Merger....................... 1,260,138        22.44
        Granted....................... 1,582,754        20.67
        Exercised.....................    (8,000)       16.14
        Forfeited.....................  (563,660)       22.30
                                       ---------       ------
      Balance/Average at December 31,
       1998........................... 4,156,649       $21.62          48,000
                                       ---------       ------       ---------
        Granted.......................   923,528        20.74
        Exercised.....................   (10,000)       18.83
        Forfeited.....................  (873,763)       21.87
                                       ---------       ------
      Balance/Average at December 31,
       1999........................... 4,196,414       $21.36         873,325
                                       ---------       ------       ---------
        Granted....................... 1,259,776        24.51
        Exercised.....................  (371,333)       21.49
        Forfeited.....................  (931,644)       21.40
                                       ---------       ------
      Balance/Average at December 31,
       2000........................... 4,153,213       $22.29       1,182,120
                                       =========       ======       =========

 Proforma Compensation Expense

   We have adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows us to continue to account for our various share option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the share options equals the market price of the underlying share on the date of grant, no compensation expense is recognized. Accordingly, we did not recognize compensation expense related to share options, as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been

                          ARCHSTONE COMMUNITIES TRUST
determined using the option valuation models prescribed by SFAS No. 123, net earnings attributable to Common Shares and earnings per Common Share for 2000, 1999 and 1998 would change as follows:

                                                      2000     1999     1998
                                                    -------- -------- --------
      Net earnings attributable to Common Shares
       (in thousands):
        As reported................................ $236,045 $204,526 $177,022
                                                    ======== ======== ========
        Pro forma.................................. $235,022 $203,348 $175,991
                                                    ======== ======== ========
      Basic earnings per Common Share:
        As reported................................ $   1.79 $   1.46 $   1.49
                                                    ======== ======== ========
        Pro forma.................................. $   1.78 $   1.45 $   1.48
                                                    ======== ======== ========
      Diluted earnings per Common Share:
        As reported................................ $   1.78 $   1.46 $   1.49
                                                    ======== ======== ========
        Pro forma.................................. $   1.77 $   1.45 $   1.48
                                                    ======== ======== ========

   The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                 2000       1999       1998
                                              ---------- ---------- ----------
      Weighted average risk-free interest
       rate..................................      5.43%      6.52%      4.74%
      Weighted average dividend yield........      6.77%      6.97%      6.43%
      Weighted average volatility............     23.65%     16.31%     25.44%
      Weighted average expected option life   6.25 years 6.27 years 6.74 years

   The weighted average fair value of all options granted (excluding Trustee options) was approximately $3.00, $2.00 and $3.00 per option during 2000, 1999 and 1998, respectively.

 Restricted Common Share Unit Awards

   During 2000, 1999 and 1998 we awarded 131,942, 360,394 and 220,572 restricted Common Share units with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 92,029 have been forfeited. Each restricted Common Share unit is subject to certain vesting provisions, and upon settlement provides the holder with one Common Share. The restricted Common Share units and related DEU feature generally vest at 20%- 50% per year over a two- to five-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

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

 Deferred Fee Plan for Non-Employee Trustees

   Each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees are accrued based on the amount that would be payable if he had used the cash to purchase Common Shares

                          ARCHSTONE COMMUNITIES TRUST
on the date the fee was received and reinvested any dividends received during the deferral period into additional Common Shares. Distributions can be deferred up to the date the Trustee ceases to serve on the Board and are payable in Common Shares.

(11) Financial Instruments

 Fair Value of Financial Instruments

   At December 30, 2000 and 1999, our financial instruments included cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, stock investments, receivables, accounts payable, borrowings and interest rate contracts.

   At December 31, 2000 and 1999, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures and the related carrying amounts are summarized in the table below. These fair values were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition (in thousands):

                                             2000                  1999
                                     --------------------- ---------------------
                                      Carrying              Carrying
                                      Amounts   Fair Value  Amounts   Fair Value
                                     ---------- ---------- ---------- ----------
   Stock investments................ $   16,182 $   16,182 $    7,761 $    7,761
   Borrowings:
     Unsecured credit facilities.... $  193,719 $  193,719 $  493,536 $  493,536
     Long-Term Unsecured Debt.......  1,401,262  1,392,216  1,276,572  1,209,395
     Mortgages payable..............    875,804    892,733    694,948    690,032
   Interest rate contracts:
     Interest rate swaps............ $      --  $    6,599 $      --  $   12,791
     Interest rate caps.............        715        559        975      3,027

 Interest Rate Risk Management

   We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. Our pay-floating swaps effectively convert medium and long-term tax-exempt bond obligations to BMA Municipal Swap Index(TM) variable rate instruments. These swap agreements expire in three-to eight-years. Pay-fixed swaps and interest rate cap agreements effectively convert floating rate obligations, which are typically indexed to LIBOR, to fixed rate instruments. The pay-fixed swap agreements expire in one-to six-years and the interest rate cap agreements expire in one- to five-years.

   The following table reflects changes in the notional or contractual amounts of our interest rate contracts during 2000 and 1999 (in thousands). Renewals of existing positions are not included.

                                                                Pay    Interest
                                                 Pay Floating  Fixed     Rate
                                                    Swaps      Swaps     Caps
                                                 ------------ -------- --------
      Balance at December 31, 1998..............   $    --    $    --  $    --
                                                   --------   -------- --------
        Additions...............................    119,311    205,000  118,450
                                                   --------   -------- --------
      Balance at December 31, 1999..............   $119,311   $205,000 $118,450
                                                   --------   -------- --------
        Additions...............................     54,450        --    34,508
                                                   --------   -------- --------
      Balance at December 31, 2000..............   $173,761   $205,000 $152,958
                                                   --------   -------- --------

                          ARCHSTONE COMMUNITIES TRUST

 New Accounting Guidance

   We adopted SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce exposure to interest rate risk. This is typically accomplished using interest rate swaps, interest rate caps or by locking in rates on anticipated debt issuances.

   For financial reporting purposes, the accounting will vary depending on the type of hedge and its effectiveness. With respect to a fair value hedge, both changes in the fair value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no resulting earnings impact, except for the portion of the hedge that proves to be ineffective, if any. In the case of a cash flow hedge, changes in fair value related to the effective portion of the hedge are accumulated in other comprehensive income and subsequently reclassified to earnings during the period that the hedged item impacts earnings. The portion of the cash flow hedge that is ineffective at offsetting cash flows will be recognized in earnings immediately. The reduction in fair value on a cash flow hedge, such as an interest rate cap, relating to the passage of time is recorded in earnings each period.

   Upon adoption of SFAS No. 133/138, we recorded a net transition unrealized loss of approximately $200,000, related to the cumulative effect of an accounting change in net earnings, and a net transition unrealized gain of approximately $3.8 million in accumulated other comprehensive income (equity) which is expected to reverse over the next two years. The impact to our balance sheet consisted of an increase to total assets of approximately $6.4 million and an increase to our debt balances of approximately $2.8 million. In general, the amount of volatility will vary with the level of derivative activities during any period. As a matter of policy, we pursue hedging strategies that result in the least degree of earnings volatility possible under the new accounting standard.

                          ARCHSTONE COMMUNITIES TRUST

(12) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands, except per share amounts) for 2000 and 1999 is summarized below. The sum of the quarterly earnings per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to changes in the number of Common Shares outstanding from quarter to quarter.

                                       Three Months Ended        Year Ended
                                   -------------------------- -----------------
                                     3-31     6-30     9-30    12-31    12-31
                                   -------- -------- -------- -------- --------
2000:
  Total revenues.................. $177,016 $184,813 $187,889 $173,516 $723,234
  Earnings from operations........   43,197   46,882   49,971   36,416  176,466
  Gains on dispositions of
   depreciated real estate, net...    4,132   41,869   37,495    9,575   93,071
  Less minority interest:
    Perpetual preferred units.....    1,214    1,567    1,567    1,567    5,915
    Convertible operating
     partnership units............      230      366      365      365    1,326
  Less extraordinary item.........      --       --       --       911      911
  Less Preferred Share dividends..    6,431    6,370    6,307    6,232   25,340
                                   -------- -------- -------- -------- --------
  Net earnings attributable to
   Common Shares--Basic........... $ 39,454 $ 80,448 $ 79,227 $ 36,916 $236,045
                                   ======== ======== ======== ======== ========
  Net earnings per Common Share:
    Basic......................... $   0.28 $   0.58 $   0.62 $   0.30 $   1.79
                                   ======== ======== ======== ======== ========
    Diluted....................... $   0.28 $   0.57 $   0.61 $   0.30 $   1.78
                                   ======== ======== ======== ======== ========
1999:
  Total revenues.................. $161,387 $163,317 $168,872 $173,446 $667,022
                                   -------- -------- -------- -------- --------
  Earnings from operations........   39,668   42,753   43,746   43,172  169,339
  Gains on dispositions of
   depreciated real estate, net...    5,319   13,659   27,909   15,206   62,093
  Less minority interest:
    Perpetual preferred units.....      --       --       164      778      942
    Convertible operating
     partnership units............      338      338      221      221    1,118
  Less extraordinary item.........    1,113      --       --       --     1,113
  Less Preferred Share dividends..    5,691    5,617    6,036    6,389   23,733
                                   -------- -------- -------- -------- --------
  Net earnings attributable to
   Common Shares--Basic........... $ 37,845 $ 50,457 $ 65,234 $ 50,990 $204,526
                                   ======== ======== ======== ======== ========
  Net earnings per Common Share:
    Basic......................... $   0.27 $   0.36 $   0.47 $   0.37 $   1.46
                                   ======== ======== ======== ======== ========
    Diluted....................... $   0.27 $   0.36 $   0.46 $   0.37 $   1.46
                                   ======== ======== ======== ======== ========

(13) Segment Data

   We define each of our apartment communities as individual operating segments. We have determined that all of our apartment communities have similar economic characteristics and also meet the other criteria, which permit the apartment communities to be aggregated into one reportable segment. We rely primarily on Net Operating Income for purposes of making decisions about allocating resources and assessing segment performance.

                          ARCHSTONE COMMUNITIES TRUST

   Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
      Reportable apartment communities segment
       revenues................................ $ 684,438  $ 634,028  $478,144
      Other non-reportable operating segment
       revenues (1)............................    38,796     32,994    35,501
                                                ---------  ---------  --------
      Total segment and consolidated revenues.. $ 723,234  $ 667,022  $513,645
                                                =========  =========  ========

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
      Reportable apartment communities segment
       Net Operating Income (2)................ $ 458,842  $ 416,515  $305,309
      Other non-reportable operating segment
       Net Operating Income....................     4,094      3,766     5,470
                                                ---------  ---------  --------
          Total segment Net Operating Income...   462,936    420,281   310,779
                                                ---------  ---------  --------
      Reconciling items:
        Income from unconsolidated real estate
         entities..............................     2,575      2,118       --
        Other income...........................    32,115     27,096    29,106
        Depreciation on real estate
         investments...........................  (143,694)  (132,437)  (96,337)
        Interest expense.......................  (145,173)  (121,494)  (83,350)
        General and administrative expenses....   (23,157)   (22,156)  (16,092)
        Other expenses.........................    (9,136)    (4,069)   (9,535)
                                                ---------  ---------  --------
      Consolidated earnings from operations.... $ 176,466  $ 169,339  $134,571
                                                =========  =========  ========

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
      Reportable operating communities segment assets..... $4,694,938 $4,819,307
      Other non-reportable operating segment assets (3)...    256,939    371,727
                                                           ---------- ----------
          Total segment assets............................  4,951,877  5,191,034
                                                           ---------- ----------
      Reconciling items:
        Cash and cash equivalents.........................        503        515
        Restricted cash in tax-deferred exchange escrow...      3,274     68,729
        Other assets......................................     64,043     42,159
                                                           ---------- ----------
      Consolidated total assets........................... $5,019,697 $5,302,437
                                                           ========== ==========

--------
(1) Includes $13.6 million, $23.6 million and $22.9 million of interest income on the Homestead mortgage notes in 2000, 1999 and 1998, respectively. Income from our unconsolidated real estate entities, interest income on cash equivalents and other notes receivable are also included. The year ended December 31, 2000 includes a $3.3 million gain in the sale of Spectrum Apartment Locators, an apartment locator company acquired in January 1998, and a $9.3 million gain on the exchange of Homestead mortgage notes for Common Shares held by Security Capital.

                          ARCHSTONE COMMUNITIES TRUST

(2) Net Operating Income is defined as rental revenues less rental expenses and real estate taxes.
(3) Includes $229.0 million and $130.8 million of investment in and advances to our unconsolidated real estate entities during 2000 and 1999, respectively, and various other real estate investments.

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

   Archstone is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of our due diligence investigation procedures, we conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone's results of operations for any of the years in the three-year period ended December 31, 2000. We are not aware of any environmental condition on any of our communities, which is likely to have a material effect on Archstone's financial condition or results of operations.

   See Note 2 for real estate-related commitments.

(15) Supplemental Cash Flow Information

   Significant non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

  (i) See Note 9 regarding the Atlantic Merger.

  (ii) We completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. On the date of the transaction, the Homestead mortgage notes had a net book value of $195.7 million.

  (iii) In connection with the acquisition of apartment communities, we assumed mortgage debt of $71.0 million, $105.4 million and $93.7 million (excluding mortgage debt assumed in the Atlantic Merger) during the years ended December 31, 2000, 1999 and 1998, respectively.

  (iv) Holders of Series A Convertible Preferred Shares converted $10.0 million, $24.1 million and $17.7 million of their shares into Common Shares during the years ended December 31, 2000, 1999 and 1998, respectively.

  (vi) In 2000, we entered into joint venture transactions formed through our contribution of apartment communities and land in exchange for cash and an ownership interest in each of the ventures with an aggregate carrying value of $19.7 million.

  (vii) A consolidated subsidiary acquired a development site in Los Angeles County, California in exchange for cash and 351,000 convertible operating partnership units valued at approximately $6.8 million during the year ended December 31, 2000.

  (viii) We refinanced approximately $54.8 million and $59.7 million in bonds during the year ended December 31, 2000 and 1999, respectively.

                          ARCHSTONE COMMUNITIES TRUST

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


(16) Subsequent Event

   On November 22, 2000, we filed a Form S-3 with the SEC relating to the registration of all of the Common Shares owned at that time by Security Capital. On February 28, 2001, Security Capital sold 29.5 million Common Shares under this registration statement in an underwritten offering at a price of $23.30 per share ($22.08 per share after underwriting discounts). Concurrent with this sale, Archstone repurchased 2.3 million Common Shares from Security Capital at $22.08 per share, which is the same net price per share received by Security Capital in the offering. The repurchase of shares was funded using proceeds from borrowings under our unsecured credit facilities. We expect to repay these borrowings with proceeds from dispositions. As a result of these transactions, Security Capital liquidated its entire investment in Archstone's Common Shares and is no longer entitled to Board representation or any other special rights previously associated with its investment. Both of Security Capital's designees to the Board, C. Ronald Blankenship and John T. Kelley III, resigned concurrent with the closing of the transactions.

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
Archstone Communities Trust:

   Under date of January 30, 2001, except as to Note 16 which is as of February 28, 2001, we reported on the balance sheets of Archstone Communities Trust as of December 31, 2000 and 1999, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Chicago, Illinois
January 30, 2001

                                                                    SCHEDULE III

                          ARCHSTONE COMMUNITIES TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                         (Dollar amounts in thousands)

                                    Initial Cost to                 Gross Amount at Which Carried
                                       Archstone          Costs         at December 31, 2000
                                  -------------------- Capitalized -------------------------------
                                           Buildings & Subsequent           Buildings &                           Con-
                          Encum-            Improve-       to                Improve-              Accumulated  struction   Year
                   Units brances    Land      ments    Acquisition   Land      ments      Totals   Depreciation   Year    Acquired
                   ----- -------- -------- ----------- ----------- -------- ----------- ---------- ------------ --------- --------
Apartment Communities:
Albuquerque, New
 Mexico:
 Comanche Wells..   179  $    --  $    719 $    4,072  $      850  $    719 $    4,922  $    5,641   $    909     1985      1994
 La Paloma.......   424       --     4,135        --       20,277     4,135     20,277      24,412      3,778     1996      1993
 Pavilions.......   240       --     2,182      7,624       6,533     2,182     14,157      16,339      3,526      (a)       (a)
 Telegraph Hill..   200       --     1,216      6,889       1,171     1,216      8,060       9,276        959     1986      1996
 Vista Del Sol...   168       --     1,105      4,419       1,470     1,105      5,889       6,994      1,153     1987      1993
 Vistas at Seven
  Bar Ranch......   572       --     3,541      5,351      21,091     3,541     26,442      29,983      4,282      (b)       (b)
 Wellington
  Place..........   280       --     1,881      7,523       2,047     1,881      9,570      11,451      1,723     1981      1993
Atlanta, Georgia:
 Archstone
  Roswell........   664    30,032    6,791     38,484         771     6,791     39,255      46,046      4,445     1988      1998
 Archstone
  Vinings........   200       --     1,787     10,126       1,478     1,787     11,604      13,391      1,141     1978      1998
 Archstone
  Perimeter
  Center.........   365    15,729    4,245     24,053         459     4,245     24,512      28,757      2,583     1990      1998
 Cameron
  Briarcliff.....   220       --     2,515     14,250         427     2,515     14,677      17,192      1,531     1989      1998
 Archstone North
  Point..........   264    14,606    2,248     12,740       8,102     2,248     20,842      23,090      1,407     1999      1998
 Archstone State
  Bridge.........   224       --     2,119     12,010       4,990     2,119     17,000      19,119      1,071     1999      1998
 Cameron Brook...   440    18,558    4,050     22,950         532     4,050     23,482      27,532      2,421     1988      1998
 Cameron
  Dunwoody.......   238       --     2,747     15,566         278     2,747     15,844      18,591      1,674     1989      1998
 Archstone
  Gwinnett Place.   304     9,898    2,389     13,537         350     2,389     13,887      16,276      1,451     1986      1998
 Cameron Pointe..   214    12,308    2,725     15,440       1,327     2,725     16,767      19,492      1,686     1987      1998
 Cameron Station.   348    14,751    2,880     16,321         704     2,880     17,025      19,905      1,830      (d)      1998
 Cameron
  Woodlands......   644       --     4,901     27,775         622     4,901     28,397      33,298      2,950      (e)      1998
 Trolley Square..   270    15,356    2,918     16,534       1,153     2,918     17,687      20,605      1,829     1989      1998
 Winterscreek....   200     4,779    1,561      8,846         166     1,561      9,012      10,573        953     1984      1998
Austin, Texas:
 Archstone
  Hunter's Run I
  & II...........   400    14,524    2,197        --       18,188     2,197     18,188      20,385      3,006      (f)      1993
 Archstone
  Monterey Ranch
  I..............   168       --       424        --        9,622       424      9,622      10,046        615     1999      1993
 Archstone
  Monterey Ranch
  II.............   456    17,816    1,151        --       23,895     1,151     23,895      25,046      2,976     1996      1993
 Archstone
  Monterey Ranch
  III............   448       --     1,131        --       30,274     1,131     30,274      31,405        134      (c)      1993
 Archstone
  Northwest
  Hills..........   314       --     1,311      7,431       3,736     1,311     11,167      12,478      1,933     1979      1993
 Shadowood.......   236       --     1,197      4,787       1,259     1,197      6,046       7,243      1,125     1985      1993
Boston,
 Massachusetts:
 Archstone
  Burlington.....   312    36,346    6,721     38,087       1,584     6,721     39,671      46,392      2,449     1989      1999
 Archstone
  Tewksbury I....    77     3,022    1,189      6,739         313     1,189      7,052       8,241        403     1995      1999
 Archstone
  Tewksbury II...   168       --     3,235        660      17,369     3,235     18,029      21,264        734     2000      1999
 Archstone Bear
  Hill...........   324       --    77,230        127         452    77,230        579      77,809      1,713     1999      2000
 Archstone
  Canton.........   227    15,853   31,662        453         390    31,662        843      32,505        535     1992      2000
 Northgate
  Heights........   207       --    27,921         51          17    27,921         68      27,989         81     1978      2000
 Stone Ends......   280    13,859   23,156         70          52    23,156        122      23,278         67     1975      2000
Charlotte, North
 Carolina:
 Archstone Tyvola
  Centre.........   404       --     3,470      2,461      22,120     3,470     24,581      28,051         97      (c)      1998
 Archstone
  Matthews.......   212     8,800    2,034     11,526         222     2,034     11,748      13,782      1,164     1998      1998
 Archstone
  Eastover.......   128       --     1,431      8,107       1,276     1,431      9,383      10,814        918     1987      1998
 Archstone North
  Cross..........   312    15,308    3,573     20,264         366     3,573     20,630      24,203      1,377     1997      1998
 Archstone
  Reafield.......   324       --     3,009     17,052       1,282     3,009     18,334      21,343      1,865     1987      1998
 Archstone Steele
  Creek..........   264       --     2,475     14,028         300     2,475     14,328      16,803      1,471     1997      1998
Chicago,
 Illinois:
 Foxfire.........   294     8,000    3,137     17,770       2,317     3,137     20,087      23,224      1,438     1988      1999
 Garden Glen.....   460    33,410    6,844     38,722       2,808     6,844     41,530      48,374      3,097     1987      1999

                                    Initial Cost to                  Gross Amount at Which Carried
                                       Archstone          Costs          at December 31, 2000
                                  -------------------- Capitalized  -------------------------------
                                           Buildings & Subsequent            Buildings &                           Con-
                          Encum-            Improve-       to                 Improve-              Accumulated  struction
                   Units brances    Land      ments    Acquisition    Land      ments      Totals   Depreciation   Year
                   ----- -------- -------- ----------- -----------  -------- ----------- ---------- ------------ ---------
Apartment Communities:
Chicago,
 Illinois:
 (continued)
 Prairie Court
  (i)............   125  $  7,250 $  2,071 $   11,708  $      343   $  2,071 $   12,051  $   14,122   $    535     1987
 Arlington
  Heights........   240       --    18,090        111         444     18,090        555      18,645        374     1986
Dallas, Texas:
 Archstone
  Knoxbridge.....   334    15,261    4,668     26,453         911      4,668     27,364      32,032      1,620     1994
 Archstone
  Legacy.........   244       --     1,532      8,683       2,792      1,532     11,475      13,007      2,043     1985
 Archstone Spring
  Creek..........   278       --     1,613      9,140       3,360      1,613     12,500      14,113      2,190     1983
 Oaks at Park
  Boulevard, The.   216       --     1,386      5,543       3,230      1,386      8,773      10,159      1,381     1986
 Summerstone.....   192       --     1,028      5,824       2,378      1,028      8,202       9,230      1,426     1983
 Timber Ridge I &
  II.............   352       --     1,672      5,671      11,085      1,672     16,756      18,428      2,258      (g)
Denver, Colorado:
 Archstone Dakota
  Ridge..........   480    25,675    2,108         24      32,530      2,108     32,554      34,662      1,624     1999
 Archstone Red
  Rocks II.......   172       --       828        529      14,960        828     15,489      16,317         81     2000
 Archstone Red
  Rocks I........   408       --     3,128     12,512       6,696      3,128     19,208      22,336      3,439     1984
 Fox Creek I.....   175       --     1,167      4,669       1,734      1,167      6,403       7,570      1,358     1984
 Fox Creek II....   112       --       --         --        8,818        --       8,818       8,818        159     1999
 Legacy Heights..   384    17,671    2,049          4      20,542      2,049     20,546      22,595      1,817     1998
 Reflections I &
  II.............   416       --     2,396      6,362      14,827      2,396     21,189      23,585      3,447      (h)
 Archstone Quincy
  Commons........   204     8,500    2,416     13,674         766      2,416     14,440      16,856        526     1986
 Silver Cliff....   312       --     2,410     13,656       1,708      2,410     15,364      17,774      2,680     1991
 Archstone DTC...   156       --     1,030      4,596       3,652      1,030      8,248       9,278      1,396     1981
 Wendemere at the
  Ranch..........   256    12,545    2,606     14,769         650      2,606     15,419      18,025      1,214     1984
Ft.
 Lauderdale/West
 Palm Beach:
 Archstone at
  Woodbine.......   408       --     3,803      1,832      22,374      3,803     24,206      28,009        116      (c)
 Archstone
  Pembroke Pines.   308       --     2,675     15,159       2,300      2,675     17,459      20,134      1,737     1988
 Archstone
  Waterview......   192       --     1,847     10,464       1,007      1,847     11,471      13,318      1,207     1988
 Cameron at the
  Villages.......   384       --     3,298     18,686       1,491      3,298     20,177      23,475      2,101     1987
 Cameron Cove....   221     8,078    1,648      9,338       1,049      1,648     10,387      12,035      1,061     1986
 Cameron Gardens.   300       --     2,803     15,882       6,094      2,803     21,976      24,779      1,236     1999
 Cameron Hidden
  Harbor.........   200     4,959    1,868     10,587       1,457      1,868     12,044      13,912      1,228     1986
 Cameron Palms...   340       --     2,252     12,763      13,941      2,252     26,704      28,956      1,295     1999
 Cameron Park I..   196       --     2,129     12,063       2,656      2,129     14,719      16,848      1,051     1999
 Cameron
  Waterways......   300       --     3,678     20,840         501      3,678     21,341      25,019      1,912     1998
 Archstone Island
  Reach..........   280       --     2,764     15,662       1,308      2,764     16,970      19,734      1,154     1990
 Park Place at
  Turtle Run.....   350       --     2,598     14,721         223      2,598     14,944      17,542      1,568     1989
Houston, Texas:
 7100 Almeda.....   348       --     1,713      9,706       2,788      1,713     12,494      14,207      2,090     1984
 Archstone
  Brompton Court.   794       --     4,058     22,993       9,529      4,058     32,522      36,580      5,693     1972
 Archstone
  Medical Center
  I..............   360    11,715    4,210        --       14,757      4,210     14,757      18,967      2,438     1996
 Archstone
  Medical Center
  II.............   318       --     3,368        --       15,935      3,368     15,935      19,303      1,077     1999
 Archstone
  Memorial
  Heights........   616    25,047   12,333        --       23,063     12,333     23,063      35,396      4,091     1996
Indianapolis,
 Indiana:
 Arbor Green.....   208       --     1,597      9,049        (436)     1,597      8,613      10,210        992     1989
 Archstone River
  Ridge..........   202       --       461      2,612      11,301        461     13,913      14,374        683     2000
Inland Empire,
 California:
 Crossing, The...   296       --     2,227     12,622       2,387      2,227     15,009      17,236      1,918     1989
 Miramonte.......   290       --     2,357     13,364       1,557      2,357     14,921      17,278      2,036     1989
 Sierra Hills....   300    17,706    2,810     15,921       2,187      2,810     18,108      20,918      1,780     1990
 Terracina.......   736       --     5,780     32,757       3,655      5,780     36,412      42,192      4,550     1988
 Westcourt.......   515       --     1,909     10,817       4,908      1,909     15,725      17,634      2,212     1986
 Woodsong........   262       --     1,846     10,469       1,125      1,846     11,594      13,440      1,363     1985
Las Vegas,
 Nevada:
 Horizons at
  Piccole Ranch..   408       --     3,173     18,048       1,877      3,173     19,925      23,098      3,017     1990
 La Tierra at the
  Lakes..........   896       --     5,904     33,561       7,133      5,904     40,694      46,598      6,427     1986
Los Angeles,
 California:
 Oakridge........   178       --     3,212     18,200       1,752      3,212     19,952      23,164      1,283     1985
 Regency Court...   174       --     1,962     11,118       1,297      1,962     12,415      14,377        840     1988
 Studio Colony...   450    24,305   58,837        134       3,083     58,837      3,217      62,054      1,110     1987
                     Year
                   Acquired
                   --------
Apartment Communities    :
Chicago,
 Illinois:
 (continued)
 Prairie Court
  (i)............    1999
 Arlington
  Heights........    2000
Dallas, Texas:
 Archstone
  Knoxbridge.....    1998
 Archstone
  Legacy.........    1993
 Archstone Spring
  Creek..........    1993
 Oaks at Park
  Boulevard, The.    1993
 Summerstone.....    1993
 Timber Ridge I &
  II.............     (g)
Denver, Colorado:
 Archstone Dakota
  Ridge..........    1997
 Archstone Red
  Rocks II.......    1999
 Archstone Red
  Rocks I........    1993
 Fox Creek I.....    1993
 Fox Creek II....    1995
 Legacy Heights..    1997
 Reflections I &
  II.............     (h)
 Archstone Quincy
  Commons........    1999
 Silver Cliff....    1994
 Archstone DTC...    1992
 Wendemere at the
  Ranch..........    1999
Ft.
 Lauderdale/West
 Palm Beach:
 Archstone at
  Woodbine.......    1999
 Archstone
  Pembroke Pines.    1998
 Archstone
  Waterview......    1998
 Cameron at the
  Villages.......    1998
 Cameron Cove....    1998
 Cameron Gardens.    1998
 Cameron Hidden
  Harbor.........    1998
 Cameron Palms...    1998
 Cameron Park I..    1998
 Cameron
  Waterways......    1998
 Archstone Island
  Reach..........    1999
 Park Place at
  Turtle Run.....    1998
Houston, Texas:
 7100 Almeda.....    1994
 Archstone
  Brompton Court.    1994
 Archstone
  Medical Center
  I..............    1994
 Archstone
  Medical Center
  II.............    1994
 Archstone
  Memorial
  Heights........    1996
Indianapolis,
 Indiana:
 Arbor Green.....    1998
 Archstone River
  Ridge..........    1998
Inland Empire,
 California:
 Crossing, The...    1996
 Miramonte.......    1995
 Sierra Hills....    1997
 Terracina.......    1996
 Westcourt.......    1996
 Woodsong........    1996
Las Vegas,
 Nevada:
 Horizons at
  Piccole Ranch..    1995
 La Tierra at the
  Lakes..........    1995
Los Angeles,
 California:
 Oakridge........    1998
 Regency Court...    1999
 Studio Colony...    2000

                                    Initial Cost to                 Gross Amount at Which Carried
                                       Archstone          Costs         at December 31, 2000
                                  -------------------- Capitalized -------------------------------
                                           Buildings & Subsequent           Buildings &                           Con-
                          Encum-            Improve-       to                Improve-              Accumulated  struction   Year
                   Units brances    Land      ments    Acquisition   Land      ments      Totals   Depreciation   Year    Acquired
                   ----- -------- -------- ----------- ----------- -------- ----------- ---------- ------------ --------- --------
Apartment Communities:
Minneapolis,
 Minnesota:
 Eden Commons....   196  $  5,900 $  1,973 $   11,181  $      571  $  1,973 $   11,752  $   13,725   $    663     1987      1998
 Regency Woods...   282    14,381    3,591     20,368         779     3,591     21,147      24,738        935     1988      1999
 Willow Creek....   240       --     1,976     11,192       3,139     1,976     14,331      16,307        567     1979      1999
Nashville,
 Tennessee:
 Archstone
  Bellevue.......   225     4,902    2,235     12,660       1,118     2,235     13,778      16,013        868     1986      1998
 Archstone Briley
  Parkway........   360       --     2,471     14,003         645     2,471     14,648      17,119      1,778     1986      1998
 Archstone
  Brentwood......   380       --     2,672     15,143       2,355     2,672     17,498      20,170      1,744     1988      1998
 Archstone
  Shadowbluff....   220     5,595    1,422      8,059         207     1,422      8,266       9,688        871     1986      1998
Orange County,
 California:
 Las Flores......   504     7,232    8,900        264      41,473     8,900     41,737      50,637      3,063     1999      1996
 Newpointe.......   160       --     1,403      7,981         866     1,403      8,847      10,250      1,063     1987      1996
 Rivermeadows....   152       --     2,082     11,797       1,810     2,082     13,607      15,689      1,378     1986      1997
 Archstone Aliso
  Viejo..........   241    23,497    4,872        --       22,956     4,872     22,956      27,828      1,321     1998      1996
 Archstone Villa
  Marseilles.....   192     3,566    1,970     11,162       5,027     1,970     16,189      18,159      1,594     1991      1996
 Windemere.......   182       --     2,611     14,815         738     2,611     15,553      18,164      1,124     1987      1999
 Archstone San
  Paloma.........   216     2,311    3,774        117       8,925     3,774      9,042      12,816        --       (n)      1998
Orlando, Florida:
 Archstone
  Promenade......   212       --     2,236     12,671       1,150     2,236     13,821      16,057      1,184     1999      1998
 Cameron Springs.   340       --     2,893     16,391       1,102     2,893     17,493      20,386      1,802     1986      1998
 Cameron
  Wellington I &
  II.............   312       --     3,110     17,620         530     3,110     18,150      21,260      1,666     1988      1998
 Kingston
  Village........   120       --     1,039      5,887       1,226     1,039      7,113       8,152        698     1982      1998
Phoenix, Arizona:
 Cochise at
  Arrowhead I &
  II.............   472       --     3,620        --       27,419     3,620     27,419      31,039      2,070     1999      1995
 Foxfire.........   188       --     1,055      5,976       1,612     1,055      7,588       8,643      1,286     1985      1994
 Archstone Deer
  Valley Village
  II.............   336       --     1,768         76      16,166     1,768     16,242      18,010          3      (c)      1996
 Peaks at Papago
  Park, The......   768       --     5,131     23,408      10,741     5,131     34,149      39,280      6,110      (j)       (j)
 Ridge, The......   380       --     1,852     10,492       1,583     1,852     12,075      13,927      2,236     1987      1993
 San Marbeya.....   404    23,380    3,675         93      23,340     3,675     23,433      27,108      1,379     1999      1997
 Archstone Old
  Town
  Scottsdale.....   472       --     3,527        --       21,598     3,527     21,598      25,125      4,050     1994      1993
 San Palmera.....   412       --     3,515        --       23,305     3,515     23,305      26,820      2,950     1997      1995
 Scottsdale
  Greens.........   644    23,447    3,489     19,774       9,789     3,489     29,563      33,052      5,654     1980      1994
Portland, Oregon:
 Arbor Heights...   348       --     2,669        --       20,816     2,669     20,816      23,485      2,237     1998      1996
 Brighton........   233       --     1,675      9,532       2,251     1,675     11,783      13,458      1,373     1985      1996
 Cambridge
  Crossing.......   250       --     2,260        --       13,471     2,260     13,471      15,731      1,513     1998      1996
 Hedges Creek....   408       --     3,758        162      23,703     3,758     23,865      27,623      1,258     1999      1997
 Preston's
  Crossing.......   228       --       851        --       12,337       851     12,337      13,188      1,684     1996      1995
 Timberline......   130       --     1,058      5,995         765     1,058      6,760       7,818        866     1990      1996
Raleigh, North
 Carolina:
 Archstone Olde
  Raleigh........   228    11,754    2,732     15,482         494     2,732     15,976      18,708      1,641     1995      1998
 Archstone at
  Preston........   388       --       882      4,996      22,468       882     27,464      28,346      1,165     2000      1998
 Archstone
  Southpoint.....   288       --     1,719      9,741       9,019     1,719     18,760      20,479        904     1999      1998
 Archstone Lynn
  Crest..........   228       --     2,031     11,508         133     2,031     11,641      13,672      1,480     1997      1998
 Archstone West
  Millbrook......   368       --     3,145     17,820       2,197     3,145     20,017      23,162      1,954      (k)      1998
 Archstone
  Ridgewood......   228       --     1,694      9,599       1,564     1,694     11,163      12,857      1,050     1985      1998
 Archstone
  Crabtree
  Valley.........   268       --     2,575     14,590         406     2,575     14,996      17,571      1,545     1987      1998
 Archstone Olde
  Apex...........   328       --     2,107     11,940       8,180     2,107     20,120      22,227      1,229     1999      1998
 Archstone
  University
  Tower..........   186       --     2,204     12,511         220     2,204     12,731      14,935        857     1997      1998
 Archstone
  Cornerstone....   302       --     3,748     21,239         479     3,748     21,718      25,466      2,239     1997      1998
 Archstone Poplar
  Place..........   230       --     2,189     12,407         954     2,189     13,361      15,550      1,374     1987      1998
 Archstone North
  Park...........   336    14,893    3,136     17,763         185     3,136     17,948      21,084      2,112     1996      1998
Reno, Nevada:
 Enclave I & II,
  The............   408       --     3,485        --       27,168     3,485     27,168      30,653      1,756     1998      1996
 Vista Ridge.....   324       --     2,002        --       19,439     2,002     19,439      21,441      2,694     1997      1995

                                   Initial Cost to                 Gross Amount at Which Carried
                                      Archstone          Costs         at December 31, 2000
                                 -------------------- Capitalized -------------------------------
                                          Buildings & Subsequent           Buildings &                           Con-
                         Encum-            Improve-       to                Improve-              Accumulated  struction   Year
                  Units brances    Land      ments    Acquisition   Land      ments      Totals   Depreciation   Year    Acquired
                  ----- -------- -------- ----------- ----------- -------- ----------- ---------- ------------ --------- --------
Apartment Communities:
Richmond,
 Virginia:
 Archstone Swift
  Creek I........  288  $    --  $    812 $    4,604  $   17,907  $    812 $   22,511  $   23,323   $    838     2000      1998
 Archstone Swift
  Creek II.......  144       --       869        137       4,631       869      4,768       5,637        --       (n)      1998
 Cameron Crossing
  I & II.........  424       --     4,968     28,155       1,504     4,968     29,659      34,627      2,952     1998      1998
Salk Lake City,
 Utah:
 Archstone River
  Oaks...........  448       --     5,400        213      29,570     5,400     29,783      35,183      1,580     2000      1997
 Brighton Place..  336       --     2,091     11,892       4,704     2,091     16,596      18,687      2,656     1979      1995
 Carrington
  Place..........  142     3,287    1,072      6,072         946     1,072      7,018       8,090        636     1986      1997
 Cloverland......  186     4,054    1,392      7,886       1,390     1,392      9,276      10,668        846     1985      1997
 Crossroads......  240     4,435    1,521      8,619       1,096     1,521      9,715      11,236      1,189     1986      1996
 Fairstone at
  Riverview......  492       --     4,636        --       27,501     4,636     27,501      32,137      2,835     1998      1996
 Mountain Shadow.  262       --       927      4,730       6,519       927     11,249      12,176      1,440      (l)       (l)
 Raintree........  152       --       948      5,373       1,079       948      6,452       7,400        535     1984      1998
 Riverbend.......  200       --     1,357      7,692       1,261     1,357      8,953      10,310        725     1985      1998
San Antonio,
 Texas:
 Archstone
  Huebner Oaks...  344       --     1,455      8,248       2,172     1,455     10,420      11,875      1,867     1983      1993
 Camino Real.....  176       --     1,084      4,338       2,784     1,084      7,122       8,206      1,273     1979      1993
 Contour Place...  126       --       456      1,829         839       456      2,668       3,124        784     1984      1992
 Crescent, The...  306       --     1,145        --       15,660     1,145     15,660      16,805      3,198     1994      1992
 Archstone
  Medical Center.  276       --     1,631        --       12,203     1,631     12,203      13,834      2,080     1996      1993
 Archstone The
  Quarry.........  224     9,141    1,644        --       10,861     1,644     10,861      12,505      1,867     1995      1993
 Water at
  Northern Hills,
  The............  305       --     1,251      7,105       2,217     1,251      9,322      10,573      1,646     1982      1994
San Diego,
 California:
 Archstone La
  Jolla..........  296       --     4,741     26,866       1,845     4,741     28,711      33,452      3,152     1991      1996
 Archstone
  Mission Valley.  736       --    20,893        656      56,074    20,893     56,730      77,623        101      (c)      1998
 Archstone Torrey
  Hills..........  340       --    10,400        659      32,532    10,400     33,191      43,591      1,521     2000      1997
 Archstone
  University
  Towne Centre...  328    20,900    4,616     26,160       2,819     4,616     28,979      33,595      2,432     1986      1997
 Archstone Del
  Mar............  232    14,655    3,802     21,546       2,842     3,802     24,388      28,190      1,838     1991      1998
 Club Pacifica...  264       --     2,141     12,132       1,609     2,141     13,741      15,882      1,734     1987      1996
 Ocean Crest.....  450       --     3,918     22,207       3,787     3,918     25,994      29,912      2,746      (m)       (m)
 Archstone
  Seaport
  Village........  387       --     5,963     33,789       2,158     5,963     35,947      41,910      2,290     1992      1999
 Archstone
  Aviara.........  208       --     2,659     15,066       2,184     2,659     17,250      19,909      1,164     1986      1998
San Francisco (Bay
 Area), California:
 Archstone
  Emerald Park...  324       --     8,950        170      40,324     8,950     40,494      49,444      1,706     2000      1997
 Archstone
  Hacienda.......  540     4,737   18,696        668      57,233    18,696     57,901      76,597      2,217     2000      1997
 Archstone Marina
  Bay............  468       --     5,952     33,728       1,345     5,952     35,073      41,025      3,613     1991      1997
 Archstone
  Monterey Grove.  224       --     4,451         13      22,574     4,451     22,587      27,038      1,105     2000      1997
 Archstone San
  Ramon..........  496    40,452    7,820     44,311       2,797     7,820     47,108      54,928      4,914     1988      1997
 Archstone Willow
  Glen...........  412       --    16,140        746      40,369    16,140     41,115      57,255          7      (c)      1998
 Ashton Place....  948    44,876    9,782     55,429      33,438     9,782     88,867      98,649      9,099     1970      1996
 Harborside......  149       --     3,213     18,210         575     3,213     18,785      21,998      2,000     1989      1996
 Los Padres
  Village........  251       --     4,579     25,946       1,444     4,579     27,390      31,969      2,662     1988      1997
 Redwood Shores..  304    21,040    5,608     31,778       2,781     5,608     34,559      40,167      3,891     1986      1996
 Archstone Walnut
  Creek..........  510       --     5,788     32,802       1,745     5,788     34,547      40,335      4,559     1988      1995
 Archstone Morgan
  Hill...........  138       --    19,091         45         360    19,091        405      19,496        204     1989      2000
 Archstone
  Mountain View..  180       --    33,773         36          21    33,773         57      33,830         97     1965      2000
 Archstone
  Sausalito......  198    16,439   34,318         39         --     34,318         39      34,357         33     1978      2000
Seattle,
 Washington:
 Archstone
  Inglewood Hill.  230       --     2,463         68      18,229     2,463     18,297      20,760        922     2000      1997
 Archstone
  Northcreek.....  524       --     5,750        261      35,703     5,750     35,964      41,714      2,238     2000      1998
 Cambrian, The...  422       --     6,231     35,309       2,185     6,231     37,494      43,725      3,614     1991      1997
 Canyon Creek....  336    16,436    5,250        --       21,993     5,250     21,993      27,243      2,397     1997      1997
 Canyon Creek II.  222     7,698    2,705     15,330       2,263     2,705     17,593      20,298      1,356     1989      1998
 Forestview......  192       --     1,681        --       13,936     1,681     13,936      15,617      1,111     1998      1996
 Harbour Pointe..  230       --     2,027        --       13,152     2,027     13,152      15,179      1,324     1997      1996
 Newport
  Crossing.......  192       --     1,694      9,602         939     1,694     10,541      12,235      1,135     1990      1997
 Redmond Hill
  East...........  590       --     4,745     26,711       6,152     4,745     32,863      37,608      4,818     1990      1995

                                     Initial Cost to                 Gross Amount at Which Carried
                                        Archstone          Costs         at December 31, 2000
                                   -------------------- Capitalized -------------------------------
                                            Buildings & Subsequent           Buildings &                           Con-
                           Encum-            Improve-       to                Improve-              Accumulated  struction
                   Units  brances    Land      ments    Acquisition   Land      ments      Totals   Depreciation   Year
                   ------ -------- -------- ----------- ----------- -------- ----------- ---------- ------------ ---------
Apartment Communities:
Seattle,
 Washington:
 (continued)
 Redmond Hill
  West...........     184 $  6,196 $  2,084 $   11,833  $    2,401  $  2,084 $   14,234  $   16,318   $  1,154     1986
 Stonemeadow
  Farms..........     280      --     4,370        --       18,200     4,370     18,200      22,570      1,292     1999
 Waterford Place.     360      --     4,131     23,407       1,981     4,131     25,388      29,519      2,195     1989
Stamford, New
 York:
 Stamford........     160      --     5,775      1,225       4,629     5,775      5,854      11,629        --       (n)
Tampa/St.
 Petersburg,
 Florida:
 Archstone Boot
  Ranch..........     250      --     2,102     11,910       1,070     2,102     12,980      15,082      1,331     1988
 Archstone Rocky
  Creek..........     264      --       511      2,896      15,726       511     18,622      19,133        878     2000
 Archstone
  Bayshore.......     328      --     2,035     11,530       2,154     2,035     13,684      15,719      1,314     1984
 Cameron Lakes...     207      --     1,570      8,897         950     1,570      9,847      11,417      1,037     1986
 Cameron Palm
  Habor..........     168    5,407    1,293      7,325         665     1,293      7,990       9,283        837     1988
 Country Place
  Village I......      88      --       777      4,400         910       777      5,310       6,087        507     1982
 Country Place
  Village II.....     100      --       805      4,563         594       805      5,157       5,962        518     1983
Ventura County,
 California:
 Le Cub..........     370      --     4,958     28,097       2,638     4,958     30,735      35,693      2,968     1987
 Pelican Point...     400      --     4,365     24,735       2,493     4,365     27,228      31,593      2,530     1985
 Moorpark........     312      --     4,203        641      10,540     4,203     11,181      15,384        --       (n)
Washington, D.C.:
 Archstone
  Bellemeade
  Farms..........     316   15,002    3,250     18,416       1,055     3,250     19,471      22,721      1,248     1988
 Archstone Fair
  Lakes..........     282   18,524    3,687     20,893       1,083     3,687     21,976      25,663      1,185     1988
 Archstone
  Governor's
  Green..........     338      --     1,836     10,402      23,011     1,836     33,413      35,249      1,236     2000
 Archstone
  Milestone II...     132      --     2,009        435       9,206     2,009      9,641      11,650         79     2000
 Archstone
  Kingstowne.....     358      --     5,429     30,760         856     5,429     31,616      37,045      1,266     1988
 Archstone
  Kendall Ridge..     184      --     2,089     11,838         494     2,089     12,332      14,421      1,294     1990
 Archstone
  Milestone I....     444      --     5,633     31,920         357     5,633     32,277      37,910      3,495     1997
 Archstone
  Saybrooke......     252      --     3,210     18,190         580     3,210     18,770      21,980      1,944     1990
 Archstone
  Woodlands Park.     392      --     6,989        494      25,208     6,989     25,702      32,691        181     2000
 Archstone
  Government
  Center.........     404      --     5,704     38,310       1,956     5,704     40,266      45,970      1,452     1989
 Columbia Town
  Center.........     531      --     5,545      1,071       6,084     5,545      7,155      12,700        --       (n)
 West Springfield
  Terrace........     244      --     2,918     16,537         430     2,918     16,967      19,885      1,793     1978
                   ------ -------- -------- ----------  ----------  -------- ----------  ----------   --------
Total Apartment
 Communities--
 Operating and
 Under
 Construction....  66,616 $875,804 $981,030 $2,360,457  $1,608,307  $981,030 $3,968,764  $4,949,794   $371,003
                   ====== ======== ======== ==========  ==========  ======== ==========  ==========   ========
Other:
Development
 Communites in
 Planning and
 Owned...........                                                                            75,662        --
Hotel Asset......                                                                            22,870      4,669
Other Real Estate
 Assets (o)......                                                                            10,584        --
                                                                                         ----------   --------
Total Real Estate
 Assets..........                                                                        $5,058,910   $375,672
                                                                                         ==========   ========
                     Year
                   Acquired
                   --------
Apartment Communities    :
Seattle,
 Washington:
 (continued)
 Redmond Hill
  West...........    1999
 Stonemeadow
  Farms..........    1997
 Waterford Place.    1997
Stamford, New
 York:
 Stamford........    2000
Tampa/St.
 Petersburg,
 Florida:
 Archstone Boot
  Ranch..........    1998
 Archstone Rocky
  Creek..........    1998
 Archstone
  Bayshore.......    1998
 Cameron Lakes...    1998
 Cameron Palm
  Habor..........    1998
 Country Place
  Village I......    1998
 Country Place
  Village II.....    1998
Ventura County,
 California:
 Le Cub..........    1997
 Pelican Point...    1997
 Moorpark........    1999
Washington, D.C.:
 Archstone
  Bellemeade
  Farms..........    1998
 Archstone Fair
  Lakes..........    1998
 Archstone
  Governor's
  Green..........    1998
 Archstone
  Milestone II...    1999
 Archstone
  Kingstowne.....    1999
 Archstone
  Kendall Ridge..    1998
 Archstone
  Milestone I....    1998
 Archstone
  Saybrooke......    1998
 Archstone
  Woodlands Park.    1998
 Archstone
  Government
  Center.........    1999
 Columbia Town
  Center.........    2000
 West Springfield
  Terrace........    1998
Total Apartment
 Communities--
 Operating and
 Under
 Construction....
Other:
Development
 Communites in
 Planning and
 Owned...........
Hotel Asset......
Other Real Estate
 Assets (o)......
Total Real Estate
 Assets..........

--------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) As of December 31, 2000, community was in lease-up.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (160 units) was acquired in 1994 and constructed in 1984 and Phase II (192 units) was acquired in 1996 and developed in 1998.
(h) Phase I (208 units) was acquired in 1993 and Phase II (208 units) was developed in 1996.
(i) Community is owned by Archstone and managed by a third party.
(j) Phase I and II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(k) Phase I (196 units) was constructed in 1985 and Phase II (172 units) was constructed in 1982.
(l) Phase I (174 units) was acquired in 1995 and constructed in 1985 and Phase II (88 units) was acquired in 1996 and constructed in 1996.
(m) Camino Pointe (150 units) was constructed in 1985 and acquired in 1998 and Ocean Crest (300 units) was constructed in 1993 and acquired in 1996.
(n) As of December 31, 2000 community was under construction.
(o) Includes land that is not In Planning and a non-multifamily property held for sale.

   The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                Year Ended December 31,
                                            ----------------------------------
               Carrying Amounts                2000        1999        1998
               ----------------             ----------  ----------  ----------
   Balance at January 1.................... $5,086,486  $4,771,315  $2,567,599
                                            ----------  ----------  ----------
   Apartment communities:
     Real estate assets acquired in the
      Atlantic Merger......................        --          --    1,823,727
     Acquisition-related expenditures......    372,539     401,392     268,465
     Redevelopment expenditures............     37,547      72,517      56,321
     Recurring capital expenditures........     13,937      13,022       9,461
     Development expenditures, excluding
      land acquisitions....................    228,819     334,049     346,629
     Acquisition and improvement of land
      for development......................     68,308      43,417      45,739
     Dispositions..........................   (743,287)   (542,554)   (342,066)
     Provision for possible loss on
      investments..........................     (5,200)       (450)        --
                                            ----------  ----------  ----------
   Net apartment community activity........    (27,337)    321,393   2,208,276
                                            ----------  ----------  ----------
   Other:
     Change in other real estate assets....       (239)     (4,672)     (3,860)
     Provision for possible loss on
      investments..........................        --       (1,550)       (700)
                                            ----------  ----------  ----------
   Net other activity......................       (239)     (6,222)     (4,560)
                                            ----------  ----------  ----------
   Balance at December 31.................. $5,058,910  $5,086,486  $4,771,315
                                            ==========  ==========  ==========

                                                      December 31,
                                            ----------------------------------
           Accumulated Depreciation            2000        1999        1998
           ------------------------         ----------  ----------  ----------
   Balance at January 1.................... $  300,658  $  205,795  $  129,718
   Depreciation for the year...............    143,694     132,437      96,337
   Accumulated depreciation on real estate
    dispositions...........................    (68,624)    (37,230)    (20,260)
   Other...................................        (56)       (344)        --
                                            ----------  ----------  ----------
   Balance at December 31.................. $  375,672  $  300,658  $  205,795
                                            ==========  ==========  ==========

                               AUDITORS' REPORT

To the Board of Directors and Shareholders of Security Capital U.S. Realty
Luxembourg

   We have audited the consolidated financial statements, which consist of the consolidated statements of net assets, the consolidated statements of operations, the consolidated statements of changes in net assets, the consolidated statements of cash flows, the consolidated statements of changes in shares outstanding, the consolidated financial highlights, the consolidated schedules of investments and the notes to the consolidated financial statements of Security Capital U.S. Realty (the "Company") as of 31 December 2000 and 1999 and for each of the three years ended 31 December 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Board of Directors of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with International Standards on Auditing and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and the Board of Directors of the Company, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 1 to the financial statements, the shareholders of the Company approved a merger with Security Capital Group Incorporated which resulted in Security Capital U.S. Realty being placed into liquidation on 16 January 2001. These financial statements do not reflect any adjustments required upon the liquidation of the Company as the outcome of the shareholder vote to approve the merger and liquidation of the Company was unknown as at 31 December 2000.

   In our opinion, the attached consolidated financial statements audited by us present fairly, in all material respects, the financial position of the Company and its subsidiaries at 31 December 2000 and 1999, and the results of their operations and their cash flows and their financial highlights for each of the three years ended 31 December 2000, 1999, and 1998 in conformity with Luxembourg legal and regulatory requirements and in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers S.a r.l.                       Luxembourg, 14 March 2001
Reviseur d'entreprises
Represented by

Pascal Rakovsky                           Amaury Evrard

                          SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF NET ASSETS

           (In thousands U.S. $, except share and per share amounts)

                                                         31 December  31 December
                                                            2000         1999
                                                         -----------  -----------
Assets
Strategic investment positions at value:
  CarrAmerica (Cost $699,905; $699,905, respectively)... $  895,644   $  604,247
  City Center Retail (Cost $175,722; $304,132,
   respectively)........................................    175,722      304,132
  CWS Communities (Cost $256,739; $236,488,
   respectively)........................................    256,739      236,488
  Regency (Cost $759,807; $759,807, respectively).......    811,847      685,465
  Storage USA (Cost $394,362; $394,362, respectively)...    373,560      355,911
  Urban Growth Property (Cost $234,082; $188,582,
   respectively)........................................    291,800      188,582
Other investment positions at value:
  Security Capital Group Incorporated (Cost $0; $165,000
   respectively)........................................        --        95,780
  Private investment positions (Cost $39,602; $42,019,
   respectively)........................................     39,347       42,019
                                                         ----------   ----------
Total investments.......................................  2,844,659    2,512,624
Cash and cash equivalents...............................    102,943        2,732
Accounts receivable and other...........................     19,970       15,530
                                                         ----------   ----------
Total Assets............................................ $2,967,572   $2,530,886
                                                         ==========   ==========

Liabilities
Accounts payable and accrued expenses................... $    4,863   $    6,033
Taxes payable other than income taxes...................      4,596        4,818
Deferred income tax.....................................     55,473          --
Line of credit..........................................    123,500      239,000
Convertible notes.......................................    403,535      386,157
                                                         ----------   ----------
Total Liabilities.......................................    591,967      636,008
                                                         ----------   ----------
Total Net Assets (Shareholders' Equity)................. $2,375,605   $1,894,878
                                                         ==========   ==========

Authorised 250,000,000 shares of $4.00 par value,
 86,561,872 shares issued; 74,883,958 outstanding at 31
 December 2000 and 76,700,437 outstanding at
 31 December 1999....................................... $  346,247   $  346,247
Share premium account...................................  1,536,855    1,564,939
                                                         ----------   ----------
Paid-In Capital.........................................  1,883,102    1,911,186
Legal reserve...........................................     30,375       30,375
Reserve for own shares..................................    212,304      184,219
Undistributed net operating income......................    304,708      219,144
Accumulated net realised (loss)/gain....................    (71,547)      11,844
Unrealised appreciation/(depreciation) on strategic
 investment and other investment positions, net of
 deferred tax expense of $55,473 in 2000................    228,967     (277,671)
Acquisition of own shares...............................   (212,304)    (184,219)
                                                         ----------   ----------
Shareholders' Equity.................................... $2,375,605   $1,894,878
                                                         ----------   ----------
Net Asset Value per share............................... $    31.72   $    24.70
                                                         ==========   ==========

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (In thousands U.S. $)

                                                   Years Ended 31 December
                                                 ------------------------------
                                                   2000      1999       1998
                                                 --------  ---------  ---------
Income
Gross dividends from strategic investment
 positions:
  CarrAmerica..................................  $ 52,916  $  52,916  $  51,999
  City Center Retail...........................       --       6,990        --
  CWS Communities..............................    18,612      9,057      4,783
  Regency......................................    65,805     57,852     56,422
  Storage USA..................................    32,473     31,532     29,934
  Urban Growth Property........................     8,847     10,160      4,338
                                                 --------  ---------  ---------
                                                  178,653    168,507    147,476
Gross dividends from other investment
 positions.....................................       --       8,925     20,908
                                                 --------  ---------  ---------
                                                  178,653    177,432    168,384
Interest income from Security Capital
 debentures....................................       745      3,575      3,575
Interest and other income......................     6,768      4,188      1,132
                                                 --------  ---------  ---------
Total Gross Income.............................   186,166    185,195    173,091
  Withholding tax on dividends received........   (26,754)   (24,152)   (16,266)
                                                 --------  ---------  ---------
Total Income...................................  $159,412  $ 161,043  $ 156,825
                                                 ========  =========  =========
Expenses
Operating advisor fees.........................    31,795     32,544     35,220
Custodian fees.................................       583        475        459
Directors fees.................................       250        155        103
Professional expenses..........................     1,534      1,500      1,843
Administrative expenses........................     1,339      1,404      2,057
Amortisation of convertible notes deferred
 costs.........................................     1,582      1,573        959
Taxes other than income taxes..................     1,889      4,555      2,429
Line of credit arrangement and commitment fees.     1,048      1,177      2,561
Interest on line of credit.....................     7,308     20,045     18,434
Interest on convertible notes..................    26,520     26,623     14,861
                                                 --------  ---------  ---------
Total Expenses.................................    73,848     90,051     78,926
                                                 --------  ---------  ---------
Net Operating Income...........................    85,564     70,992     77,899
Net Realised And Unrealised Gain/(Loss) On
 Strategic Investment And Other Investment
 Positions:
Net realised (loss)/gain on strategic
 investment and other investment positions.....   (83,391)   (65,587)    32,878
Net increase/(decrease) in appreciation on
 strategic investment and other investment
 positions.....................................   562,111   (152,693)  (642,372)
                                                 --------  ---------  ---------
Net Gain/(Loss) On Strategic Investment And
 Other Investment Positions....................   478,720   (218,280)  (609,494)
                                                 --------  ---------  ---------
Increase/(Decrease) In Net Assets Resulting
 from Operations, before tax...................   564,284   (147,288)  (531,595)
Deferred income tax expense....................    55,473        --         --
                                                 --------  ---------  ---------
Increase/(Decrease) In Net Assets Resulting
 From Operations...............................  $508,811  $(147,288) $(531,595)
                                                 ========  =========  =========

   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands U.S. $)

                                                  Years Ended 31 December
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating Activities:
  Increase/(decrease) in net assets resulting
   from operations............................ $ 508,811  $(147,288) $(531,595)
  Adjustments to reconcile increase in net
   assets resulting from operations to net
   cash provided by operating activities:
    Realised loss/(gain)......................    83,391     65,587    (32,878)
    Unrealised gain (increase)/decrease.......  (562,111)   152,693    642,372
    Accretion on convertible notes............    17,378     16,217      9,387
    Amortisation of convertible notes deferred
     costs....................................     1,582      1,573        959
    Changes in operating assets and
     liabilities:
      Accounts receivable and other...........    (6,021)     6,886    (10,266)
      Accounts payable and accrued expenses...    (1,080)    (1,233)      (256)
      Operating advisor fees payable..........       (90)    (6,230)     1,371
      Taxes payable other than income taxes...      (222)     3,512        286
      Deferred income taxes...................    55,473        --         --
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    97,111     91,717     79,380
                                               ---------  ---------  ---------
Investing Activities:
  Return of capital--distribution from City
   Center Retail..............................   111,989        --         --
  Proceeds from sale of investment in Security
   Capital....................................    96,889        --         --
  Proceeds from sale of other investment
   positions..................................     4,609    242,776    368,979
  Fundings in strategic investment positions:
    CarrAmerica...............................       --         (54)   (63,464)
    City Center Retail........................       --         (97)  (220,370)
    CWS Communities...........................   (20,250)   (82,925)   (60,963)
    Advances--CWS Communities.................   (31,000)       --         --
    Repayments of advances--CWS Communities...    31,000        --         --
    Regency...................................       --         (19)   (10,634)
    Storage USA...............................       --         (90)   (45,828)
    Urban Growth Property.....................       --      (7,500)  (163,379)
    Advances--Urban Growth Property...........   (45,500)       --         --
  Fundings in other investment positions......    (1,053)   (36,351)  (367,424)
                                               ---------  ---------  ---------
        Net cash provided by/(used) in
         investing activities.................   146,684    115,740   (563,083)
                                               ---------  ---------  ---------
Financing Activities:
  Acquisition of own shares...................   (28,084)  (184,219)       --
  Net proceeds from convertible note offering.       --         --     352,667
  Offering expenses charged against share
   premium account............................       --         --        (440)
  Net (repayments)/draw-downs from line of
   credit.....................................  (115,500)   (23,500)   132,500
                                               ---------  ---------  ---------
        Net cash (used) in/provided by
         financing activities.................  (143,584)  (207,719)   484,727
                                               ---------  ---------  ---------
Net increase/(decrease) in cash and cash
 equivalents..................................   100,211       (262)     1,024
Cash and cash equivalents, beginning of the
 year.........................................     2,732      2,994      1,970
                                               ---------  ---------  ---------
Cash and cash equivalents, end of the year.... $ 102,943  $   2,732  $   2,994
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
  Tax paid.................................... $   2,111  $   1,043  $   2,141
                                               =========  =========  =========
  Interest paid on borrowings................. $  17,547  $  30,012  $  22,987
                                               =========  =========  =========

  The accompanying notes form an integral part of these financial statements.

                          SECURITY CAPITAL U.S. REALTY

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                             (In thousands U.S. $)

                                                Years Ended 31 December
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Operations:
Net operating income......................  $   85,564  $   70,992  $   77,899
Net realised (loss)/gain on strategic
 investment and other investment
 positions................................     (83,391)    (65,587)     32,878
Increase/(decrease) in appreciation on
 strategic investment and other investment
 positions................................     562,111    (152,693)   (642,372)
Deferred income tax expense...............     (55,473)        --          --
                                            ----------  ----------  ----------
Increase/(decrease) in net assets
 resulting from operations................     508,811    (147,288)   (531,595)
Capital Transactions:
(Decrease) in share premium account.......     (28,084)   (184,219)       (440)
Increase in reserve for own shares........      28,084     184,219         --
Acquisition of own shares during the year.     (28,084)   (184,219)        --
                                            ----------  ----------  ----------
(Decrease) in net assets resulting from
 capital transactions.....................     (28,084)   (184,219)       (440)
Net Assets:
Increase/(decrease) in net assets during
 the year.................................     480,727    (331,507)   (532,035)
Net assets at the beginning of the year...   1,894,878   2,226,385   2,758,420
                                            ----------  ----------  ----------
Net assets at the end of the year
 (includes undistributed net operating
 income of $304,708 for 2000, $219,144 for
 1999, and $148,152 for 1998).............  $2,375,605  $1,894,878  $2,226,385
                                            ==========  ==========  ==========

            CONSOLIDATED STATEMENTS OF CHANGES IN SHARES OUTSTANDING

                                                      Number of shares
                                              ----------------------------------
                                                  Years Ended 31 December
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
At the beginning of the year................. 76,700,437  86,561,872  86,561,872
Acquisition of own shares during the year.... (1,816,479) (9,861,435)        --
                                              ----------  ----------  ----------
At the end of the year....................... 74,883,958  76,700,437  86,561,872
                                              ==========  ==========  ==========

                       CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                            Years Ended 31
                                                               December
                                                         ---------------------
                                                          2000   1999    1998
                                                         ------ ------  ------
Per-share data:
Net asset value at the beginning of the year............ $24.70 $25.72  $31.87
Net operating income....................................   1.14   0.86    0.90
Net change in unrealised appreciation and realised gain
 on strategic investment and other investment positions
 in the year, net of deferred tax expense in 2000.......   5.63  (2.65)  (7.05)
Acquisition of own shares during the year...............   0.25   0.77     --
                                                         ------ ------  ------
Net Asset Value per share at the end of the year........ $31.72 $24.70  $25.72
                                                         ====== ======  ======

   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

           CONSOLIDATED SCHEDULES OF STRATEGIC INVESTMENT POSITIONS

                              At 31 December 2000
                (in thousands U.S. $, except shares held and %)

                                      Number of
  Strategic Investment     Security     Shares                           Percentage
       Positions             Type        Held       Cost      Value    of Total Assets
  --------------------   ------------ ---------- ---------- ---------- ---------------
CarrAmerica............. Common Stock 28,603,417 $  699,905 $  895,644      30.2%
City Center Retail...... Common Stock 30,390,000    175,722    175,722       5.9%
CWS Communities......... Common Stock 25,640,858    256,739    256,739       8.6%
Regency................. Common Stock 34,273,236    759,807    811,847      27.4%
Storage USA............. Common Stock 11,765,654    394,362    373,560      12.6%
Urban Growth Property
 (1).................... Common Stock 18,824,100    234,082    291,800       9.8%
                                                 ---------- ----------      ----
Total investment in
 strategic positions....                         $2,520,617 $2,805,312      94.5%
                                                 ========== ==========      ====

--------
(1) In addition to the shares held with a cost and fair value of $188.6 million, advances of $45.5 million to Urban Growth Property are included in these amounts.

                              At 31 December 1999
                (in thousands U.S. $, except shares held and %)

                                      Number of
  Strategic Investment     Security     Shares                           Percentage
       Positions             Type        Held       Cost      Value    of Total Assets
  --------------------   ------------ ---------- ---------- ---------- ---------------
CarrAmerica............. Common Stock 28,603,417 $  699,905 $  604,247      23.9%
City Center Retail...... Common Stock 30,390,000    304,132    304,132      12.0%
CWS Communities......... Common Stock 23,615,858    236,488    236,488       9.3%
Regency................. Common Stock 34,273,236    759,807    685,465      27.1%
Storage USA............. Common Stock 11,765,654    394,362    355,911      14.1%
Urban Growth Property... Common Stock 18,824,100    188,582    188,582       7.4%
                                                 ---------- ----------      ----
Total investment in
 strategic positions....                         $2,583,276 $2,374,825      93.8%
                                                 ========== ==========      ====


   The accompanying notes form an integral part of the financial statements.

                          SECURITY CAPITAL U.S. REALTY

              CONSOLIDATED SCHEDULES OF OTHER INVESTMENT POSITIONS

                              At 31 December 2000
                (in thousands U.S. $, except shares held and %)

                                                                   Percentage
Other Investment Positions                        Cost    Value  of Total Assets
--------------------------                       ------- ------- ---------------
Companies in which SC-U.S. Realty owns a 5% or
 greater interest..............................  $39,273 $39,018       1.3%
Companies in which SC-U.S. Realty owns less
 than 5% interest..............................      329     329       -- %
                                                 ------- -------       ---
Total investment in other investment positions.  $39,602 $39,347       1.3%
                                                 ======= =======       ===

                              At 31 December 1999
                        (in thousands U.S. $, except %)

                                                                 Percentage
Other Investment Positions                     Cost    Value   of Total Assets
--------------------------                   -------- -------- ---------------
Companies in which SC-U.S. Realty owns a 5%
 or greater interest                         $ 39,215 $ 39,215       1.6%
Companies in which SC-U.S. Realty owns less
 than 5% interest...........................    2,804    2,804       0.1%
                                             -------- --------       ---
Total investment in private investment
 positions.................................. $ 42,019 $ 42,019       1.7%
Investment in Security Capital Group
 Incorporated...............................  165,000   95,780       3.8%
                                             -------- --------       ---
Total investment in other investment
 positions.................................. $207,019 $137,799       5.5%
                                             ======== ========       ===



   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               31 December 2000

Note 1--Organization and Significant Accounting Policies

 Organization and Transaction Agreement

   Security Capital U.S. Realty (the "Company") is a research-driven real estate company focused on taking significant strategic investment positions (with board representation, consultation and other rights) in value-added real estate operating companies based in the United States. The Company's primary capital deployment objective has been to take a proactive ownership role in businesses that it believes can potentially generate above-average rates of return. The Company is organised in Luxembourg as a Societe d'Investissement a Capital Fixe (a company with a fixed capital).

   The Company owns its assets through its direct and indirect wholly-owned subsidiaries, including Security Capital Holdings S.A. (such subsidiaries collectively referred to herein as "HOLDINGS").

   The Company is 40.6% owned by Security Capital Group Incorporated ("Security Capital"). On 26 September 2000, the Company and Security Capital entered into an agreement to combine the Company and Security Capital which agreement was approved by the shareholders of both companies in January 2001. Under the terms of the transaction agreement shareholders of the Company receive either (i) 1.15 shares of Security Capital Class B common stock for each outstanding share of the Company or (ii) if they voted against the transaction and validly elected to receive cash, they receive $22.37 per share which represents an amount of cash in U.S. dollars equal to 1.15 multiplied by the average of the daily high and low per share sales prices of the Security Capital Class B common stock on the New York Stock Exchange during the fifteen trading days ending on the sixth trading day before the extraordinary meeting of the shareholders for the vote on the transaction. Security Capital will acquire the assets of the Company, consisting primarily of the shares in Security Capital Holdings S.A., and assume or provide the necessary funds to satisfy the liabilities of the Company. Consummation of the transaction, which includes a plan of liquidation of the Company, is expected to be substantially complete during February 2001.

 Principles of Financial Presentation

   All accounts of HOLDINGS have been consolidated with the Company and all significant intercompany transactions have been eliminated upon consolidation.

   The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and in accordance with Luxembourg legal and regulatory requirements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The Company accounts for its investments at fair value in accordance with the U.S. specialised industry accounting rules prescribed by the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies (the "Guide"). Thus, investment in publicly traded companies are valued at market determined by using closing market prices on the NYSE, or other recognised stock exchanges when appropriate, as of the balance sheet date, subject to an appropriate adjustment for transfer restrictions, if any. For privately held investments, the Company will, whenever the Board of Directors believes significant developments have occurred affecting the value of an investment and on at least an annual basis, utilise valuation techniques and methodologies appropriate to the nature of the investment to derive fair value. These will include external valuation, cash flow valuation techniques and valuation information derived through placements of

                         SECURITY CAPITAL U.S. REALTY
private companies' securities as well as review by management for other specific indicators of changes in value relating to property performance and/or significant changes in local or general market conditions. The Board of Directors, in its discretion, may permit some other method of valuation to be used, if it determines that such valuation better reflects the fair value of any of the Company's assets.

   Under fair value accounting, unrealised gains or losses are determined by comparing the fair value of the securities held to the cost of such securities. Unrealised gains or losses relating to changes in fair value of the Company's investments are reported as a component of net earnings. Deferred income taxes, if any, are recorded at the applicable statutory rate as the estimate of taxes payable as if such gains were realised. Under current tax laws, and in light of the Company's operating methods and plans, certain of the Company's investment gains in majority owned U.S. real estate companies may be subject to income taxes.

   As of 31 December 2000 and 1999, 26.8% and 30.5%, respectively, of the Company's investments were in private or untraded securities valued at their fair value as determined by the Board of Directors, using the methodology described above. This value may differ from the value that would have been used had a trading market for these securities existed. The valuation of assets assumes that any assets disposed of would be sold in an orderly process; any forced sale of assets under short-term pressures, which is not foreseen, could adversely affect realisable values.

 Accounting for Investments and Income

   All purchases and sales of publicly traded securities are recorded as of the trade date (i.e., the date that the Company's broker actually executes an order to buy or sell). All purchases and sales of privately held securities are recorded as of the dates the actual purchase or sale is made. Dividend income is recorded on the ex-dividend date for each dividend declared by an issuer. Dividends received are presented on a gross basis. HOLDINGS may be entitled to refunds on a portion of dividends which represent a return of capital for U.S. tax purposes. Interest income is recorded on the accrual basis. Interest received is stated net of withholding taxes. Realised gains and losses on sales of shares are determined on the average cost method.

 Cash and Cash Equivalents

   All cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

 Deferred Financing Cost/Discounts

   Underwriting fees relating to the issuance of the $450 million aggregate principal amount at maturity 2% Senior Unsecured Convertible Notes due 2003 (the "Convertible Notes") have been capitalised and are amortised over the term of the obligation. Unamortised fees aggregate $3.8 million at 31 December 2000. Discounts on the Convertible Notes are accreted as a component of interest expense using the effective interest method over the term of the obligation. Unamortised discount is $46.5 million at 31 December 2000.

 New Accounting Rules

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

                         SECURITY CAPITAL U.S. REALTY

Note 2--Investments

   The Company objective has been to have over 95% of its assets deployed in strategic investment positions and less than 5% invested in other investment positions.

 Strategic Investment Positions

   Strategic investment positions represent significant (minimum of 25% of each issuer's fully diluted common stock outstanding) equity ownership positions in public companies or in private companies. With private companies which the Company sponsors, it owns substantially more than 50% of the voting shares. The Company is the largest shareholder of its strategic investees, has representation on their boards of directors, and influences their operations and strategies through ongoing consultation and research. Strategic investees are characterised by the perceived potential for a superior market niche and the ultimate potential for market preeminence with a focused strategy and product.

 Other Investment Positions

   Historically, other investment positions primarily consisted of ownership positions of less than 10% of the fully diluted stock in entities taxed as real estate investment trusts ("REITs") under the U.S. Internal Revenue Code of 1986 and other U.S. real estate companies. The investments took the form of either direct investments in, or public market purchases of, shares of companies that the Company believed possessed the requisite fundamentals to generate strong cash flow growth and/or value appreciation. During the first quarter 2000, the Company completed the sale of its public other investment positions' portfolio. At 31 December 2000, the Company has invested $39.6 million primarily in two private investment positions, both of which are U.S. real estate operating companies.

   As of 31 December 1999, the Company had deployed a total of $165.0 million in securities of Security Capital, which in turn owned approximately 39.6% of the Company as of 31 December 1999. This amount was made up of investments in Security Capital common stock and convertible subordinated debentures. On
22 February 2000, the Company sold all the common stock of Security Capital, receiving net proceeds of $57.0 million, and on 14 March 2000 the Company sold all the debentures of Security Capital, receiving net proceeds of $39.9 million.

Note 3--Line Of Credit

   HOLDINGS has a $350 million unsecured line of credit with Commerzbank Aktiengesellschaft and a consortium of European and international banks which is guaranteed by the Company (the "Line"). The Line will expire 1 December 2001. Borrowings under the Line bear interest at (a) the sum of (x) the greater of the federal funds rate plus 0.5% per annum or the United States prime rate and (y) a margin of 0% to 0.85% per annum (based on the Company's current senior unsecured long-term debt rating) or (b) at HOLDINGS's option, LIBOR plus a margin of 1.00% to 1.85% per annum (also based on the Company's current senior unsecured long-term debt). Additionally, there is a commitment fee of 0.15% to 0.20% per annum (based on the amount of the line which remains undrawn). All borrowings under the Line are subject to covenants that the Company must maintain at all times, including: (i) unsecured liabilities may not exceed 40% of the market value of a borrowing base of owned securities,
(ii) shareholders' equity must exceed the sum of $1.5 billion and 75% of the net proceeds of sales of equity securities after 31 December 1999, (iii) a ratio of total liabilities to net worth of not more than 1:1, (iv) a fixed-charge coverage ratio of not less than 1.5:1, (v) an interest-coverage ratio of not less than 2:1 and (vi) secured debt may not exceed 10% of consolidated market net worth. As of 31 December 2000, the Company was in compliance with these covenants.

                         SECURITY CAPITAL U.S. REALTY

   Average daily borrowings under the Line were $72.6 million for the year ended 31 December 2000. Average daily borrowings under a previous line of credit were $297.9 million and $274.4 million for the years ended 31 December 1999 and 1998, respectively. The weighted average interest rates for the years ended 31 December 2000, 1999, and 1998 were 7.60% per annum, 6.60% per annum, and 6.67% per annum, respectively. The weighted average stated rate of interest on borrowings outstanding at 31 December 2000 is 8.4%. At the time of the acquisition of the Company by Security Capital in January 2001, the outstanding balance on the line was paid in full with funds provided by Security Capital and the line cancelled.

Note 4--Convertible Notes

   Proceeds from the Company's 2% Senior Unsecured Convertible Notes ("Convertible Notes") at issuance, and carrying amount as of the balance sheet dates, are as follows:

                                                   At 31 December At 31 December
                                                        2000           1999
                                                   -------------- --------------
                                                       (in thousands U.S. $)
   Convertible Notes proceeds.....................   $ 360,554       $360,554
   Accumulated accretion on Convertible Notes.....      42,981         25,603
                                                     ---------       --------
                                                     $ 403,535       $386,157
                                                     =========       ========

   During May 1998, the Company issued $450 million (aggregate principal amount at maturity) of Convertible Notes which are convertible at the option of the holder at any time prior to maturity at a conversion rate equal to
26.39095 shares of the Company per $1,000 aggregate principal amount at maturity of the Convertible Notes or an aggregate of 11,875,927 shares upon conversion. Interest is payable semi-annually at the rate of 2.0% per annum on 22 May and 22 November of each year. Effective 1 March 2000, the interest rate payable on the Convertible Notes was increased to 2.25% per annum. The 2.25% per annum interest rate was in effect until 14 May 2000, and as of the close of business on 14 May 2000, the interest rate on the Convertible Notes was reduced to 2.0% per annum. The Convertible Notes were sold at a discount to their principal amount at maturity and additional interest accretes at an annual rate of 6.75% less the 2.0% payment, compounded semi-annually, to par by 22 May 2003. The Convertible Notes may be redeemed, in whole or in part, at the option of the Company on or after 23 May 2001 at their accreted value, together with accrued and unpaid interest.

   As the transaction agreement to combine Security Capital and the Company, as described in Note 1, has been approved by the shareholders of both companies in January 2001, the Company has subsequent to year end deposited with the indenture trustee for the Convertible Notes an amount of $415.2 million, which will provide for the redemption of the Convertible Notes at their then accreted value on 23 May 2001, and for payment of all accrued and unpaid interest through the 23 May 2001 date of redemption.

   Conversion of the Convertible Notes would be anti-dilutive for the years ended 31 December 2000 and 1999.

Note 5--Advisory and Other Agreements

   The Company has an advisory agreement with Security Capital U.S. Realty Management Holdings S.A. (the "Operating Advisor"), a wholly owned subsidiary of Security Capital. This agreement requires the Operating Advisor to provide the Company with advice with respect to strategy, investments, financing and certain other administrative matters. The agreement automatically renews for successive two-year periods unless either party gives notice it will not renew. The Operating Advisor subcontracts for certain services through affiliates based in London, United Kingdom and Chicago, Illinois, United States. The Operating Advisor is entitled to an advisory

                         SECURITY CAPITAL U.S. REALTY
fee, payable monthly in arrears, at an annual rate of 1.25% of the average monthly value of invested assets (excluding investments in Security Capital securities and investments of short-term cash and cash equivalents). The Company pays its own third-party operating and administrative expenses and transaction costs, although the Operating Advisor's fee is reduced to the extent that third-party operating and administrative expenses (but not transaction costs) exceed 0.25% per annum of the average monthly value of invested assets (excluding investments in Security Capital securities and investments of short-term cash and cash equivalents). Such third party operating and administrative costs as a ratio of the average monthly value of assets were 0.06%, 0.08% and 0.09% for the years ended 31 December 2000, 1999 and 1998, respectively.

   The Company pays fees to (i) Banque Internationale a Luxembourg as Administrative Agent, Corporate Agent and Paying Agent, (ii) First European Transfer Agent S.A. as Registrar and Transfer Agent, and (iii) Security Capital European Services S.A. as Domiciliary Agent and Service Agent, in accordance with usual practice in Luxembourg. Such fees are payable quarterly and are based on the Company's gross assets.

Note 6--Taxation

   Security Capital U.S. Realty, as separate from HOLDINGS, is not liable for any Luxembourg tax on income. Security Capital U.S. Realty is liable in Luxembourg for a capital tax of 0.06% per annum of its net asset value. Cash dividends and interest received by Security Capital U.S. Realty or HOLDINGS on their investments may be subject to non-recoverable withholding or other taxes in the countries of origin. U.S. withholding tax rates of 15% were generally in effect for dividends received for all periods presented.

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

   Under the U.S. Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") the gain on disposition of a majority-owned U.S. real property interest by the Company would be subject to U.S. income tax. Accordingly a deferred tax expense and deferred tax liability has been provided on the unrealised gains on the Company's investments in Regency and Urban Growth Property as of 31 December 2000.

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

                         SECURITY CAPITAL U.S. REALTY

   Income paid from HOLDINGS to the Company is subject to various levels of tax, including withholding taxes. Gross cash (but not accrued) interest payments from HOLDINGS to the Company are subject to withholding tax at a rate of 3.75%. No dividends were paid to the Company during the reporting periods.

                                                        For the years ended 31
                                                               December
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Gross cash interest payments........................ $16,053 $89,783 $25,262
                                                        ======= ======= =======
   Capital tax......................................... $ 1,287 $ 1,188 $ 1,481
   Withholding tax.....................................     602   3,367     947
                                                        ------- ------- -------
                                                        $ 1,889 $ 4,555 $ 2,428
                                                        ======= ======= =======

Note 7--Directors' Share Option Equivalents

   Each of the Company's independent directors has received share option equivalents ("SOE") of 25,000 shares of the Company at exercise prices ranging from $12.30 to $28.88 per share. All grants of SOEs were for services rendered by the Board of Directors subsequent to their grant. SOEs do not represent a right to purchase shares from the Company, but a right to receive a restricted cash payment equal to the excess, if any, of the closing stock price of 25,000 shares on the day of exercise over the exercise price, which was the closing stock price on the date of grant. Prior to the approval of the transaction agreement described in Note 1, such payments were required to be applied to the purchase of shares or American Depositary Shares in the open market at the closing stock price on the date of exercise. Directors were granted a vested right to exercise one half of their SOEs immediately, and rights to the balance vest on the fourth anniversary of their issuance. The right to exercise all SOEs expires five years from the date of grant. The transaction agreement described in Note 1 provided for immediate vesting of all the Company's outstanding SOEs upon approval of the transaction, which approval occurred in January 2001

   The Company has accrued an expense and a liability over the vesting period. This accrual is adjusted for changes in the Company's closing stock price at each balance sheet date with the resultant change representing a charge/(reduction) to administrative expenses for the period in the consolidated statement of operations. The charges/(reduction) were $416,700, $(256,000) and $561,000 for the years ended 31 December 2000, 1999 and 1998, respectively. At 31 December 2000, there were 125,000 SOEs granted and outstanding at a weighted average exercise price of $19.27, of which 75,000 were vested at a weighted average exercise price of $18.30. Upon the vesting of all outstanding SOEs upon the approval of the transaction agreement described in Note 1, a payment of $538,500 was made in satisfaction of all amounts owed on the outstanding SOEs.

                          SECURITY CAPITAL U.S. REALTY

Note 8--Commitments

   The Company's existing and committed fundings at cost as of 31 December 2000 were as follows:

                                                    Total    Total Cost Amount
                                                    Amount    (Amount    to be
                                                  Committed   Funded)   Funded
                                                  ---------- ---------- -------
                                                      (in thousands U.S. $)
   CarrAmerica (NYSE: CRE)....................... $  699,905 $  699,905 $   --
   City Center Retail (Private)..................    175,722    175,722     --
   CWS Communities (Private).....................    300,329    256,739  43,590
   Regency (NYSE: REG)...........................    759,807    759,807     --
   Storage USA (NYSE: SUS).......................    394,362    394,362     --
   Urban Growth Property (Private)...............    188,582    188,582     --
   Private investment positions..................     39,602     39,602     --
                                                  ---------- ---------- -------
     Total....................................... $2,558,309 $2,514,719 $43,590
                                                  ========== ========== =======

   Under the transaction agreement to combine Security Capital and the Company, as described in Note 1, the funding obligation to CWS Communities will be assumed by Security Capital on the closing date.

Note 9--Legal Reserve

   According to Luxembourg law, an annual transfer of 5% of the net profit to a legal reserve is required until this reserve equals 10% of the value of the issued Share capital. No transfer was made in 2000 as a result of the decrease in net assets resulting from operations for the year ended 31 December 1999.

Note 10--Share Repurchase Programme

   In 2000 and 1999 share repurchase programmes were initiated under which the Company repurchased a total of 11,677,914 shares at an aggregate cost of $212.3 million, representing approximately 13.5% of the Company's shares outstanding at the commencement of the initial programme.

   The net asset value per share as of 31 December 2000 has been calculated on 74,883,958 shares outstanding.

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

Date: March 16, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ William D. Sanders          Chairman, Director and          March 16, 2001
____________________________________  Chief Executive Officer
         William D. Sanders           (Principal Executive
                                      Officer)

       /s/ Paul E. Szurek            Chief Financial Officer         March 16, 2001
____________________________________  (Principal Financial
           Paul E. Szurek             Officer)

       /s/ James C. Swaim            Principal Accounting Officer    March 16, 2001
____________________________________
           James C. Swaim

    /s/ C. Ronald Blackenship        Director, Vice Chairman         March 16, 2001
____________________________________
       C. Ronald Blankenship

      /s/ Samuel W. Bodman           Director                        March 16, 2001
____________________________________
          Samuel W. Bodman

      /s/ Hermann Buerger            Director                        March 16, 2001
____________________________________
          Hermann Buerger

    /s/ John P. Frazee, Jr.          Director                        March 16, 2001
____________________________________
        John P. Frazee, Jr.

   /s/ Cyrus F. Freidheim, Jr.       Director                        March 16, 2001
____________________________________
      Cyrus F. Freidheim, Jr.

     /s/ H. Laurance Fuller          Director                        March 16, 2001
____________________________________
         H. Laurance Fuller

       /s/ Janet M. Hill             Director                        March 16, 2001
____________________________________
           Janet M. Hill

        /s/ Ray L. Hunt              Director                        March 16, 2001
____________________________________
            Ray L. Hunt

     /s/ John T. Kelley III          Director                        March 16, 2001
____________________________________
         John T. Kelley III

      /s/ Peter S. Willmott          Director                        March 16, 2001
____________________________________
         Peter S. Willmott

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

  Exhibit
    No.                         Document Description
  -------                       --------------------
  3.1      Security Capital Articles of Amendment and Restatement
           (incorporated by reference to Exhibit to Security Capital's registration statement on Form S-11 (File No. 333-26037))

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

 Exhib it
    No.                         Document Description
 --------                       --------------------
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

  4.14     Amended and Restated Credit Agreement, dated as of December 8,
           2000 by and between Security Capital and Bank of America, N.A., The Chase Manhattan Bank, Wells Fargo Bank, National
           Association and Chase Securities Inc. (incorporated by reference to Exhibit 10.1 to Security Capital's Current Report on Form 8-K, dated January 16, 2001)

  4.15 Term Loan Agreement, dated as of December 8, 2000 by and between Security Capital and Bank of America, N.A., The Chase
           Manhattan Bank, Wells Fargo Bank, National Association and
           Chase Securities Inc. (incorporated by reference to Exhibit
           10.2 to Security Capital's Current Report on Form 8-K, dated
           January 16, 2001)

  4.16     Distribution Agreement, dated December 20, 2000, among
           Security Capital, J.P. Morgan Securities Inc., Banc of America
           Securities LLC, Chase Securities., Deutsche Bank Securities
           Inc., First Union Securities, Inc., and Goldman, Sachs & Co.,
           (incorporated by reference to Exhibit 1 to Security Capital's
           Current Report on Form 8-K, dated January 14, 2001)

  4.17 Resolution of the pricing committee of the Board of Directors of Security Capital dated December 1, 2000 pursuant to Section
           301 of the Indenture, dated November 16, 1998, from Security
           Capital to State Street Bank and Trust Company, as Trustee, establishing the Medium-Term Note, Series B Program
           (incorporated by reference to Exhibit 4.1 to Security
           Capital's Current Report on Form 8-K, dated January 8, 2001)

  4.18 Form of Medium-Term Note, Series B (Fixed Rate Note) due nine months or more from date of issue (incorporated by reference to Exhibit 4.2 to Security Capital's Current Report on Form 8-
           K, dated January 8, 2001)

  4.19 Form of Medium-Term Note, Series B (Floating Rate Note) due nine months or more from date of issue (incorporated by reference to Exhibit 4.3 to Security Capital's Current Report on Form 8-K, dated January 8, 2001)

 10.1      Third Amended and Restated Investor Agreement, dated September
           9, 1997, between ProLogis and Security Capital (incorporated by reference to Exhibit 10.3 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.2      Letter Agreement, dated July 28, 2000, among Security Capital,
           CarrAmerica Realty Corporation and Carr Realty L.P.
           (incorporated by reference to Exhibit 14.2 to the Schedule 13D
           Amendment No. 14 of Security Capital U.S. Realty related to
           CarrAmerica Realty Corporation dated September 27, 2000)

 10.3      Letter Agreement, dated June 14, 2000, between Security
           Capital and Regency Realty Corporation (incorporated by reference to Exhibit 10.2 to the Schedule 13D Amendment No. 10 of Security Capital U.S. Realty related to Regency Realty
           Corporation dated September 27, 2000)

 10.4      Letter Agreement, dated July 7, 2000, between Security Capital and Storage USA, Inc., (incorporated by reference to Exhibit
           11 to the Schedule 13D Amendment No. 11 of Security Capital
           U.S. Realty related to Storage USA, Inc., dated September 27,
           2000)

 10.5 Administrative Services Agreement, dated September 9, 1997, between Archstone and Security Capital (incorporated by reference to Exhibit 10.5 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

 10.6 Administrative Services Agreement, dated September 9, 1997, between ProLogis and Security Capital (incorporated by reference to Exhibit 10.6 to Security Capital's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           30, 1997)

 10.7      Form of Indemnification Agreement entered into between
           Security Capital and each of its directors and officers
           (incorporated by reference to Exhibit 10.26 to Security
           Capital's registration statement on Form S-11 (File No. 333-
           26037))

 10.8      Security Capital Group Incorporated 1998 Long-Term Incentive
           Plan (incorporated by reference to Exhibit 10.11 on Security
           Capital's Annual Report on Form 10-K for the year ended
           December 31, 1998)

 10.9 1996 Security Capital Outside Directors Plan (incorporated by reference to Exhibit 10.27 to Security Capital's Registration
           Statement on Form S-11 (File No. 333-26037))

 10.10 Security Capital 1995 Option Plan (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.28 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.11 Security Capital Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.29 to Form S-11 to Security
           Capital's Registration Statement on Form S-11 (File No.
           333-26037))

 10.12 Security Capital 1991 Option Plan A (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.30 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.13 Security Capital 1991 Option Plan B (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.31 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.14 Security Capital 1992 Option Plan A (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.32 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

 10.15 Security Capital 1992 Option Plan B (as amended and restated effective as of December 3, 1996) (incorporated by reference to Exhibit 10.33 to Security Capital's Registration Statement on Form S-11 (File No. 333-26037))

  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.16     Security Capital Realty Investors 1991 Option Plan A (as
           amended and restated effective December 3, 1996) (incorporated by reference to Exhibit 10.34 to Security Capital's
           Registration Statement on Form S-11 (File No. 333-26037))

 10.17 Security Capital Realty Investors 1991 Option Plan B (as amended and restated effective December 3, 1996) (incorporated by reference to Exhibit 10.35 to Security Capital's
           Registration Statement on Form S-11 (File No. 333-26037))

 10.18 Form of Secured Promissory Note from certain executive officers to Security Capital (incorporated by reference to Exhibit 10.36 to Security Capital's Registration Statement on
           Form S-11 (File No. 333-26037))

 10.19 Purchase and Sale Agreement, dated as of August 12, 1999, between Security Capital and Strategic Hotel Capital
           Incorporated (incorporated by reference to Exhibit 10.22 to Security Capital's Current Report on Form 8-K, dated September
           10, 1999)

 10.20 Transaction Agreement dated as of September 26, 2000, by and among Security Capital, SC Realty Incorporated and Security
           Capital U.S. Realty (incorporated by reference to Exhibit 10.1 to Security Capital's Current Report on Form 8-K, dated
           September 26, 2000)

 10.21     Purchase and Sale Agreement dated as of July 19, 2000 between
           Archstone Communities Trust and Security Capital (incorporated by reference to Exhibit 2 to Security Capital's Current Report on Form 8-K, dated July 24, 2000)

 10.22 Purchase and Sale Agreement dated as of February 15, 2001 between Archstone Communities Trust and Security Capital
           (incorporated by reference to Exhibit 99.1 to Archstone's
           Current Report on Form 8-K, dated February 15, 2001)

 10.23     Underwriting Agreement dated as of February 22, 2001 among
           Security Capital, Archstone Communities Trust and underwriters named therein (incorporated by reference to Exhibit 1 to Security Capital's Schedule 13D for Archstone, dated February
           28, 2001)

 10.24     Agreement and Plan of Merger by and among Security Capital,
           HSD Acquisition Corporation and Homestead Village Incorporated dated as of May 2, 2000 (incorporated by reference to Schedule
           TO of Security Capital, dated May 9, 2000)

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

  Exhibit
    No.                         Document Description
  -------                       --------------------
 10.29     Change in Control Agreement, dated as of May 18, 1999, between
           Security Capital Group Incorporated and A. Richard Moore, Jr.
           (incorporated by reference to Exhibit 10.25 to Security
           Capital Annual Report on Form 10-K for the year ended December
           31, 1999)

 12.1      Computation of Ratio of Earnings to Fixed Charges

 12.2      Computation of Ratio of Earnings to Combined Fixed Charges and
           Preferred Share Dividends

 21        Subsidiaries of Security Capital

 23.1      Consent of Arthur Andersen LLP

 23.2      Consent of KPMG LLP

 23.3      Consent of PricewaterhouseCoopers S.a.r.l.

 23.4      Consent of PricewaterhouseCoopers S.a.r.l.

 23.5      Opinion of PricewaterhouseCoopers S.a.r.l.

 23.6      Consent of PricewaterhouseCoopers S.a.r.l.

 23.7      Opinion of PricewaterhouseCoopers S.a.r.l.

 24        Power of Attorney (included at page 122)