Form 10-K/A
period 2000-12-31
SECURITY CAPITAL GROUP INC/
filed 2001-04-02
CIK 923687

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

- --------
(1) Represents SC-European Realty's ownership of this entity, which is a subsidiary of SC-European Realty.

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

- --------
(1) Gives effect to the acquisition of SC-U.S. Realty's assets and the sale of Security Capital's Archstone investment pursuant to transactions subsequent to December 31, 2000.
(2) Full ownership assumes contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares, and options and warrants for common shares have been exercised.
(3) Equity market capitalization assumes full ownership excluding conversions or exercises with a strike price higher than the December 31, 2000 market value. The resulting number of common shares is multiplied by the closing price of the common shares on such date for those companies listed on an exchange or, in the case of private entities, the last private equity offering price. Total market capitalization is equity market capitalization plus debt that has not been converted.
(4) Formerly an investee of SC-U.S. Realty.
(5) On June 8, 2000, Security Capital acquired substantially all of the outstanding shares of Homestead common stock it did not already own. In a separate transaction on July 24, 2000, Security Capital acquired Homestead's convertible mortgage notes previously owned by Archstone. See "Item 7. Management's Discussion and Analysis, Funding Commitments and Liquidity".

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
                          ========== ==========  ==========  ========== ==========

- --------
(1) Prior to 1997, Security Capital consolidated the accounts of Security Capital Atlantic Incorporated (Atlantic). During 1997, Security Capital's ownership of Atlantic decreased to less than 50%. Accordingly, Atlantic was not consolidated effective January 1, 1997.

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

- --------
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
                                                            ------ ------ ------
                                                            $6,078 $4,955 $4,993
                                                            ====== ====== ======

- --------
(1) Excludes investments in Security Capital held by SC-U.S. Realty which were sold in the first quarter 2000.

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

- --------
  *Investments acquired from SC-U.S. Realty on January 16, 2001. Reflects
   Security Capital's basis as a result of that transaction.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   For information regarding the executive officers of Security Capital, see "Item 1. Business--Senior Executive Officers of Security Capital." Information regarding the directors of Security Capital is set forth below. Other information regarding the directors of Security Capital is incorporated herein by reference to the description under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Capital's definitive proxy statement for its 2001 annual meeting of shareholders (the "2001 Proxy Statement").

   Directors. The following persons serve as directors of Security Capital:

   C. Ronald Blankenship--51--Vice Chairman and Chief Operating Officer of Security Capital since May 1998. Director of BelmontCorp, CarrAmerica, Regency, InterPark Holdings, Inc., Macquarie Capital Partners LLC, and Storage USA. Managing Director of Security Capital from 1991 until 1998. Trustee of ProLogis since May 2000. Prior to June 1997, Chairman of Archstone Communities Trust ("Archstone") and a Trustee of Archstone, a former affiliate of Security Capital, from March 2000 to February 2001. Interim Chairman, Chief Executive Officer and a Director of Homestead Village Incorporated since May 1999. Mr. Blankenship is a Class I Director, has served as a Director since 1998, and his term as Director expires in 2003.

   Samuel W. Bodman--62--Chairman and formerly Chief Executive Officer of Cabot Corporation since 1988, a company with business in energy and special chemicals and materials. Director of Cabot Corporation, John Hancock Financial Services, Inc., Thermo Electron Corp. and Westvaco Corp. Mr. Bodman is a Class I Director, has served as a Director since 1991, and his term as Director expires in 2003.

   Hermann Buerger--57--Executive Vice President of Commerzbank AG. since 1989. Director of United Dominion Industries. Mr. Buerger is a Class I Director, has served a Director since 1998, and his term as Director expires in 2003.

   John P. Frazee, Jr.--56--Mr. Frazee is a private investor. Formerly Chairman and Chief Executive Officer of Paging Network, Inc. from 1997, and President from 1997 to 2000. In 2000, Paging Network, Inc. filed for and emerged from bankruptcy proceedings. Non-executive Chairman of Vast Solutions, Inc. Formerly, President and Chief Operating Officer of Sprint Corporation. Director of Cable Satellite Public Affairs Network (C-SPAN), Cabot Microelectronics Corporation, Vast Solutions, Inc. and Dean Foods Company. Mr. Frazee is a Class I Director, has served as a Director since 1991, and his term as Director expires in 2003.

   Cyrus F. Freidheim, Jr.--65--Vice Chairman of Booz . Allen Hamilton Inc., an international management consulting firm which he joined in 1966. Mr. Freidheim is a Director of Household International Inc. and MicroAge Inc. Mr. Freidheim is a Class II Director, has served as a Director since 1991, and his term as Director expires in 2001.

   H. Laurance Fuller--62--Co-Chairman and Director of BP Amoco p.l.c. from January 1999 until March 2000. Formerly Chairman and Chief Executive Officer of Amoco Corporation. Mr. Fuller is a Director of Abbott Laboratories, J.P. Morgan Chase Corporation and Motorola, Inc. Mr. Fuller is a Class II Director, has served as a Directors since 1991, and his term as Director expires in 2001.

   Janet Hill--53--Vice President of Alexander & Associates, Incorporated, a corporate consulting firm which she joined in 1981. Mrs. Hill was the Special Assistant of the Secretary of the Army from 1978 to 1981. Mrs. Hill is a Director of Nextel Communications, Inc., Wendy's International, Inc., Progressive Insurance Company, Dean Foods, Inc., Houghton Mifflin Company and First Union Bank of Virginia, Washington, D.C. and Maryland. Mrs. Hill is a Class II Director, has served as a Director since February 2001, and her term as Director expires in 2001.

   Ray L. Hunt--57--Chairman and Chief Executive Officer of Hunt Oil Company, and Chairman, Chief Executive Officer and President of Hunt Consolidated Inc. Mr. Hunt is a Director of Halliburton Company, Electronic Data Systems Corporation and PepsiCo, Inc. and a Class C Director of the Federal Reserve Bank of Dallas. Mr. Hunt is a Class II Director, has served as a Director since 1991, and his term as Director expires in 2001.

   John T. Kelley, III--60--Founding Officer and Advisory Trustee of ProLogis since January 1993. Mr. Kelley was a Trustee of Archstone from 1988 to February 2001, and a Director of Regency since March 1999, prior to which he served as Chairman of the Board of Pacific Retail Trust. Mr. Kelly is a Class III Director, has served as a Director since 1991, and his term as Director expires in 2002.

   William D. Sanders--59--Founder, Chairman and Chief Executive Officer of Security Capital. Mr. Sanders is a Director of CarrAmerica, Macquarie Capital Partners LLC, SC-European Realty and Storage USA, and is an Advisory Director of Regency. He is First Vice Chair of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Sanders is a Class III Director, has served as a Director since 1991, and his term as Director expires in 2002.

   Peter S. Willmott--63--Chairman and Chief Executive Officer of Willmott Services, Inc., since 1989. Mr. Willmott is a Director of FedEx Corporation. Mr. Willmott is a Class III Director, has served as a Director since 1991, and his term as Director expires in 2002.

   Frank P. Lowy, Jr.--70--Mr. Lowy became an advisory director in 2000. Chairman of Westfield America Management Limited since 1996, Chairman of Westfield America, Inc. since 1994, Founder and Chairman of Westfield Holdings Limited. Mr. Lowy is a member of the board of the Reserve Bank of Australia since 1995, and director of the Daily Mail and General Trust p.1.c. (U.K.) since 1994. As an advisory director, he is permitted to attend Board meetings but does not have a right to vote on matters considered by the Board.

                                     37--1

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Election of Directors" and "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2001 Proxy Statement for information regarding beneficial ownership of Security Capital securities by 5% shareholders. Information regarding beneficial ownership of Security Capital securities by directors and executive officers is set forth on pages 37 2-4.

              SHARE OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth, as of March 28, 2001, the beneficial ownership of Class A Shares and Class B Shares for the directors and executive officers of Security Capital. The last column shows the percentage of votes represented by the outstanding voting securities held by such persons. Unless otherwise indicated in the footnotes, the shares are owned directly, and the indicated person or entity has sole voting and investment power. The address of each Director and Named Executive Officer is c/o Security Capital Group Incorporated at the administrative officers of SCGroup Incorporated located at 7777 Market Center Avenue, El Paso, Texas 79912.

                             Class A                                     Voting
   Name and Address of        Shares           Class B Shares          Percentage
     Beneficial Owner       Number (1) % (2)   Number (3)(4)  %(2)(5)     (6)
   -------------------      ---------- ------  -------------- -------  ----------
C. Ronald Blankenship (7).    10,826    1.090%      767,905        *          *

Samuel W. Bodman..........     7,868        *       414,898        *          *

Hermann Buerger (8).......       375        *     6,646,255    6.282%     1.105%

John P. Frazee, Jr. (9)...     6,065        *       324,750        *          *

Cyrus F. Freidheim, Jr.
 (10).....................     3,045        *       208,200        *          *

H. Laurance Fuller (11)...     4,958        *       269,400        *          *

Janet Hill................         0        *             0        *          *

Ray L. Hunt (12)..........    34,542    3.505%    1,998,624    1.981%     2.223%

John T. Kelley, III (13)..     4,548        *       263,396        *          *

William D. Sanders (14)...    79,103    7.939%    4,208,525    4.072%     4.397%

Peter S. Willmott (15)....     5,886        *       325,822        *          *

Frank P. Lowy, Jr. (16)...    52,431    5.334%    4,585,836    4.506%     4.163%

Thomas G. Wattles (17)....     9,096        *       591,425        *          *

Anthony R. Manno, Jr......     3,131        *       268,321        *          *

A. Richard Moore, Jr......       268        *        50,759        *          *

Jeffrey A. Klopf..........       993        *        80,706        *          *

Caroline S. McBride.......     1,404        *       104,673        *          *

Constance B. Moore........     2,502        *       255,232        *          *

Russell C. Platt..........         0        *             0        *          *

Kenneth D. Statz..........     1,030        *        96,367        *          *

James C. Swaim............        63        *        29,956        *          *

Paul E. Szurek............     3,217        *       232,634        *          *

Total Directors and
 executive officers as a
 Group
 (22 persons).............   231,351   22.128%   21,723,684   18.333%    13.190%

- --------
   *Less than 1% ownership.

                                     37--2

 (1) Includes Class A Shares which may be acquired upon conversion of convertible debentures, or the exercise of options or warrants, within 60 days for Messrs. Blankenship (10,440 ), Bodman (2,553), Buerger (375), Frazee (2,553), Freidheim (2,553), Fuller (2,553), Mrs. Hill (0), Messrs. Hunt (2,553), Kelley (2,553), Sanders (13,421), Willmott (2,553), Klopf
     (930), Manno (2,724), Moore (268), Statz (1,030), Swaim (63), Szurek
     (3,178) and Wattles (8,702), Mrs. McBride (1,404) and Mrs. Moore (2,184) and all Directors and executive officers as a group (62,590).
 (2) For each person who owns restricted stock units which vest within 60 days, or options or convertible securities which are exercisable or convertible within 60 days, the calculation of the percentage ownership assumes that only that person has exercised all of his or her options or warrants and converted all of his or her convertible securities and that no other person has restricted stock units which have vested, has exercised any outstanding options or has converted any convertible securities.
 (3) Each Class A Share may be converted at any time into 50 Class B Shares. Includes Class B Shares which may be acquired upon conversion of Class A Shares, including Class A Shares which may be acquired upon the exercise of options or warrants, or upon conversion of convertible debentures, as described in footnote 1 above.
 (4) Includes Class B Shares which may be acquired upon the exercise of options or vesting of restricted stock units within 60 days for Messrs. Blankenship (222,415), Bodman (21,500), Buerger (21,500), Frazee (21,500), Freidheim (21,500), Fuller (21,500), Mrs. Hill (0), Messrs.
     Hunt (21,500), Kelley (21,500), Sanders (241,546), Willmott (21,500),
     Klopf (25,169), Manno (84,956) and Moore (35,000), Statz (39,004), Szurek
     (64,788), Wattles (128,559), Mrs. McBride (32,669) and Mrs. Moore
     (90,000) and all Directors and executive officers as a group (1,162,049).
 (5) For each person who owns Class A Shares, the calculation of the percentage ownership assumes that only that person has converted all of his or her Class A Shares into Class B Shares and that no other person has converted any Class A Shares.
 (6) Includes only outstanding Class A Shares, Class B Shares and/or Series B Preferred Shares beneficially owned by such person. The percentage is based on one vote per Class A Shares, .005 vote per Class B Share and .064 vote per Series B Preferred Share. On the record Date, the outstanding voting securities were entitled to cast a total of 1,495,259 votes.
 (7) Includes 2,000 Class B Shares held by a corporation of which Mr. Blankenship is a controlling shareholder.
 (8) Mr. Buerger is Executive Vice President of Commerzbank AG in New York. Commerzbank Aktiengesellschaft, Grand Caymen Bank ("Commerzbank AG, Grand Cayman Branch"), Two World Financial Center, New York, NY 10281, beneficially owns 6,606,205 Class B Shares as a result of owning 257,642 Series B Preferred Shares, with respect to all of which it has sole power to vote or direct the vote and sole power to dispose or direct the disposition, which shares are included in Mr. Buerger's amount. Mr. Buerger disclaims beneficial ownership of these shares.
 (9) Includes five Class A Shares held by Mr. Frazee's children and three Class A Shares held by his wife.
(10) Includes 100 Class A Shares held by a family trust and 5,750 Class B Shares held by Mr. Freidheim's wife.
(11) Includes two Class A Shares held by Mr. Fuller's wife.
(12) Includes eight Class A Shares held by family trusts for which Mr. Hunt is trustee; 1,268 Class A Shares held by a corporation wholly owned by Mr. Hunt; and 7,352 Class A Shares for which Mr. Hunt shares beneficial ownership pursuant to a power of attorney. Excludes 3,521 Class A Shares which Mr. Hunt's wife owns as separate property and 23,771 Class A Shares held by Hunt Financial Corporation, the capital stock of which is held indirectly through a series of corporation by trusts for the benefit of Mr. Hunt and members of his family, as to which Mr. Hunt disclaims beneficial ownership. Includes 250,000 Class B Shares held by family trusts which have granted Mr. Hunt authority with respect to the voting and disposition of these shares.
(13) Includes 1,995 Class A Shares and 14,375 Class B Shares held by a trust of which Mr. Kelley is trustee.
(14) Includes 778 Class A Shares held by the Sanders Foundation; 5,775 Class A Shares held by Sanders Partners Incorporated; and 2,286 Class A Shares held by two family partnerships.

                                     37--3

(15) Includes three Class A Shares held by Mr. Willmott's children and two Class A Shares held by Mr. Willmott's wife.
(16) Mr. Lowy is an advisory director. The Class A Shares and the Class B Shares are held by LFG Holding Pty., Limited, an Australian corporation in which interests associated with Mr. Lowy and members of his family own a 100% interest.
(17) Includes two Class A Shares held by Mr. Wattles' wife, eight Class A Shares held by his children, 149 Class A Shares and 7,203 Class B Shares held in an IRA account.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement.

                                     37--4

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
                          (mutual fund)

- --------
(a) During 2000, Security Capital sold approximately 22.8 million shares of Archstone Stock in three separate transactions. In April 2000, approximately 1.6 million shares were sold for $32.7 million. In July 2000, Security Capital exchanged approximately 17.5 million shares to Archstone for $178.7 million cash and the Homestead mortgage notes (see note 5). In December 2000, 3.75 million shares were sold for approximately $86.7 million. Realized gains on the Archstone stock sales were approximately $123.1 million, net of tax. In February 2001 Security Capital sold substantially all of its remaining shares in an underwritten public offering and to Archstone for net proceeds of $643 million.
(b) On September 10, 1999, Security Capital sold its entire ownership position in Strategic Hotel for proceeds of approximately $329 million. A provision for loss on the sale of Strategic Hotel of $55.2 million was recorded in 1999.
(c) As of December 31, 2000, approximately $102 million had been funded by Security Capital to Belmont and an additional $32.7 million of unfunded commitments remained. Security Capital has authorized an additional $35 million to be subscribed as additional projects are approved.
(d) In May 1999, Security Capital invested $213.8 million in Homestead through participation in a common stock rights offering. Security Capital completed its investment in Homestead in June 2000 by purchasing the remaining 13% of publicly traded shares outstanding for $65.3 million.

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

- --------
(a) Atlantic merged into Archstone in July 1998.
(b) Dividends from Homestead to Security Capital are eliminated in consolidation.
(c) Includes deferred interest income from Strategic Hotel of $3,041 and $5,469 for the years ended December 31, 1999 and 1998, respectively.
(d) Exclusive of $1.31 capital gain dividend.

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

- --------
(a) Atlantic merged into Archstone in July 1998.
(b) Security Capital sold its entire ownership position in September 1999 and no equity in earnings were recorded subsequent to June 28, 1999.
(c) European Realty was formed in 1998.
(d) U.S. Realty's earnings are adjusted to exclude their realized and unrealized gains and losses in Security Capital securities.

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
                                               =========  =========  =========

- --------
(1) Included in operating expenses are allocations of general and administrative expenses to each division based on revenues.

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
                                                        ==========  ==========

- --------
(1) For internal management purposes, Security Capital values its Capital Division assets at fair value and does not allocate a value to the Financial Services Division.
(2) Includes only those options and warrants whose exercise price is equal to or less than market value as of these dates.

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
                                                   ========  ========  ========

- --------
(1) As of December 31, 1999, represents the valuation allowance provided against the capital loss tax benefit on the provision for loss on the sale of Strategic Hotel. During 2000, the valuation allowance was reversed as Security Capital generated capital gains to offset this loss.

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
                                                    ======== ======== ========

- --------
(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

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
                                            ==========        ==========

- --------
(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(2) Archstone's investment as of December 31, 2000 and 1999 for developments Under Control was $5.9 million and $5.3 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.

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
                              ====     ====     ==========   ==========      ===

- --------
(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

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
                                                   ====        ======== ========

- --------
(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of December 31, 2000.
(2) Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures January 2006, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

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

- --------
(1) In 1998, represents dividends paid subsequent to the Atlantic Merger.
(2) Shares were issued in August 1999. The annualized dividend level is $2.1875 per share.


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
                         ===========   ======    ==============   =======

                          ARCHSTONE COMMUNITIES TRUST

- --------
(1) We may redeem the shares for cash, in whole or in part, at a redemption price of $25 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other shares of Archstone, which may include other series of preferred shares.

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
                                                           ---------- ----------
      Consolidated total assets........................... $5,019,697 $5,302,437
                                                           ========== ==========

- --------
(1) Includes $13.6 million, $23.6 million and $22.9 million of interest income on the Homestead mortgage notes in 2000, 1999 and 1998, respectively. Income from our unconsolidated real estate entities, interest income on cash equivalents and other notes receivable are also included. The year ended December 31, 2000 includes a $3.3 million gain in the sale of Spectrum Apartment Locators, an apartment locator company acquired in January 1998, and a $9.3 million gain on the exchange of Homestead mortgage notes for Common Shares held by Security Capital.

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

- --------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) As of December 31, 2000, community was in lease-up.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (160 units) was acquired in 1994 and constructed in 1984 and Phase II (192 units) was acquired in 1996 and developed in 1998.
(h) Phase I (208 units) was acquired in 1993 and Phase II (208 units) was developed in 1996.
(i) Community is owned by Archstone and managed by a third party.
(j) Phase I and II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(k) Phase I (196 units) was constructed in 1985 and Phase II (172 units) was constructed in 1982.
(l) Phase I (174 units) was acquired in 1995 and constructed in 1985 and Phase II (88 units) was acquired in 1996 and constructed in 1996.
(m) Camino Pointe (150 units) was constructed in 1985 and acquired in 1998 and Ocean Crest (300 units) was constructed in 1993 and acquired in 1996.
(n) As of December 31, 2000 community was under construction.
(o) Includes land that is not In Planning and a non-multifamily property held for sale.

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
                                                 ========== ==========      ====

- --------
(1) In addition to the shares held with a cost and fair value of $188.6 million, advances of $45.5 million to Urban Growth Property are included in these amounts.

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

                          SECURITY CAPITAL U.S. REALTY

              CONSOLIDATED SCHEDULES OF OTHER INVESTMENT POSITIONS

                              At 31 December 2000
                (in thousands U.S. $, except shares held and %)

                                                                   Percentage
Other Investment Positions                        Cost    Value  of Total Assets
- --------------------------                       ------- ------- ---------------
Companies in which SC-U.S. Realty owns a 5% or
 greater interest..............................  $39,273 $39,018       1.3%
Companies in which SC-U.S. Realty owns less
 than 5% interest..............................      329     329       -- %
                                                 ------- -------       ---
Total investment in other investment positions.  $39,602 $39,347       1.3%
                                                 ======= =======       ===

                              At 31 December 1999
                        (in thousands U.S. $, except %)

                                                                 Percentage
Other Investment Positions                     Cost    Value   of Total Assets
- --------------------------                   -------- -------- ---------------
Companies in which SC-U.S. Realty owns a 5%
 or greater interest                         $ 39,215 $ 39,215       1.6%
Companies in which SC-U.S. Realty owns less
 than 5% interest...........................    2,804    2,804       0.1%
                                             -------- --------       ---
Total investment in private investment
 positions.................................. $ 42,019 $ 42,019       1.7%
Investment in Security Capital Group
 Incorporated...............................  165,000   95,780       3.8%
                                             -------- --------       ---
Total investment in other investment
 positions.................................. $207,019 $137,799       5.5%
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