Form 10-Q
period 2001-03-31
SECURITY CAPITAL GROUP INC/
filed 2001-05-15
CIK 923687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from to __________ - ___________

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


           125 Lincoln Avenue
          Santa Fe, New Mexico                                     87501
(Address of principal executive offices)                         (Zip Code)

                                 (505) 982-9292
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
Yes   X       No
    --------    --------

    The number of shares outstanding of the Registrant's common stock as of
                                May 8, 2001 was:
             Class A Common Shares, $.01 par value - 976,646 shares
           Class B Common Shares, $.01 par value - 90,257,909 shares

                                TABLE OF CONTENTS



Item Description                                                            Page
---- -----------                                                            ----
                                     PART I

1.   Financial Statements...............................................      1


2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................     16

3.   Quantitative and Qualitative Disclosure About Market Risk..........     24


                                     PART II

1.   Legal Proceedings..................................................     24

4.   Submission of Matters to a Vote of Security Holders................     24

6.   Exhibits and Reports on Form 8-K...................................     25

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31,         December 31,
                                                                                       2001                2000
                                                                                  --------------     ---------------
                                         ASSETS                                     (unaudited)
                                         ------
Investments, at equity:
       Archstone Communities Trust                                                $        --        $      488,884
       CarrAmerica Realty Corporation                                                   683,287               --
       ProLogis Trust                                                                   548,045             565,184
       Regency Centers Corporation                                                      597,898               --
       Security Capital European Realty                                                 377,500             393,200
       Security Capital U.S. Realty                                                        --               925,417
       Security Capital Research & Management:
           Security Capital Preferred Growth Incorporated                                85,297              88,716
           SC-US Real Estate Shares                                                      14,162              14,988
       Storage USA, Incorporated                                                        270,549               --
                                                                                  -------------      --------------
                                                                                      2,576,738           2,476,389
Real estate, less accumulated depreciation                                            2,082,843             999,278
Investments in publicly traded real estate securities, at market value                   11,089              10,993
                                                                                  -------------      --------------
                Total real estate investments                                         4,670,670           3,486,660
Cash and cash equivalents                                                               253,545              28,917
Restricted cash  in tax deferred exchange escrow                                         10,258               --
Intangible assets                                                                        38,842              17,808
Deferred income taxes                                                                   157,698               --
Other assets                                                                            184,225             103,828
                                                                                  -------------      --------------
                Total assets                                                      $   5,315,238      $    3,637,213
                                                                                  =============      ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities:
       Lines of credit                                                            $      88,598      $       66,500
       Mortgage and construction notes payable                                          441,481              45,668
       Long-term debt                                                                   799,693             699,676
       Convertible debentures                                                           225,520             229,818
       Capital lease obligation                                                         135,998             137,017
       Accounts payable and accrued expenses                                            249,693             112,650
       Deferred income taxes                                                               --                52,832
                                                                                  -------------      --------------
                Total liabilities                                                     1,940,983           1,344,161

Minority interests                                                                       52,170                  63

Shareholders' Equity:
       Class A Common  Shares,  $.01 par value;  15,543,012  shares  authorized;
           982,942 and 1,029,728 shares issued and outstanding in
           2001 and 2000, respectively                                                       10                  10
       Class B Common Shares, $.01 par value; 234,133,373 shares authorized;
           99,184,697 and 51,737,531 shares issued and outstanding in
           2001 and 2000, respectively                                                      992                 517
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2001 and 2000; stated liquidation preference of
           $1,000 per share                                                             257,642             257,642
       Additional paid-in capital                                                     3,012,770           2,126,290
       Accumulated other comprehensive income (loss)                                    (54,506)            (35,091)
       Retained earnings (deficit)                                                      105,177             (56,379)
                                                                                  -------------     ---------------
                Total shareholders' equity                                            3,322,085           2,292,989
                                                                                  -------------      --------------
                Total liabilities and shareholders' equity                        $   5,315,238      $    3,637,213
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                And Subsidiaries

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                       ----------------------------
                                                                                          2001               2000
                                                                                       ----------         ---------
INCOME:
Property revenues:
       BelmontCorp                                                                      $   4,164         $   2,319
       City Center Retail Trust                                                             5,283               --
       CWS Communities Trust                                                               11,900               --
       Homestead Village Incorporated                                                      62,521            59,541
       InterPark                                                                           26,768               --
Equity in earnings (loss) of:
       Archstone Communities Trust                                                          7,308            15,449
       CarrAmerica Realty Corporation                                                      12,833               --
       ProLogis Trust                                                                      12,815            13,822
       Regency Centers Corporation                                                         12,292               --
       Security Capital European Realty                                                       523               679
       Security Capital U.S. Realty                                                       (16,634)              519
       Security Capital Research & Management:
           Security Capital Preferred Growth Incorporated                                  (2,096)            2,278
           SC-US Real Estate Shares                                                          (675)            1,173
       Storage USA, Incorporated                                                            5,159               --
Realized capital gains (losses)                                                           225,301              (259)
Other income, net                                                                           6,165             1,290
                                                                                       ----------         ---------
                                                                                          373,627            96,811
                                                                                       ----------         ---------
EXPENSES:
Property expenses:
       BelmontCorp                                                                          3,273             2,231
       City Center Retail Trust                                                             2,591               --
       CWS Communities Trust                                                                3,972               --
       Homestead Village Incorporated                                                      25,071            25,489
       InterPark                                                                           16,676               --
General, administrative and other expenses,
       net of reimbursements from related parties                                          13,651             4,804
Depreciation and amortization                                                              12,070            11,922
Interest expense                                                                           40,098            31,787
                                                                                        ---------         ---------
                                                                                          117,402            76,233

Earnings from operations                                                                  256,225            20,578
Provision for income tax benefit (expense):
       Current                                                                            (70,334)           (3,394)
       Deferred                                                                           (17,168)              787
                                                                                       ----------         ---------
Total income tax expense                                                                  (87,502)           (2,607)
Minority interests in net earnings of subsidiaries                                           (728)           (1,097)
                                                                                       ----------         ---------
Earnings before extraordinary item                                                        167,995            16,874
       Extraordinary item--loss on early
          extinguishment of debt, net of tax                                               (1,945)               --
                                                                                        ---------         ---------
Net earnings                                                                              166,050            16,874
   Less Preferred Share dividends                                                          (4,509)           (4,509)
                                                                                       ----------         ---------
Net earnings attributable to common shares                                             $  161,541         $  12,365
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ---------------------------
                                                                                            2001             2000
                                                                                        -----------       ---------
Net earnings attributable to common shares                                              $  161,541        $  12,365
Other comprehensive income (loss):
   Foreign currency translation adjustments                                                (19,415)         (12,198)
                                                                                        ----------        ---------
Comprehensive income                                                                    $  142,126        $     167
                                                                                        ==========        =========


Weighted-average Class B common share equivalents outstanding:
       Basic                                                                               141,226          110,055
                                                                                        ==========        =========
       Diluted                                                                             160,175          111,070
                                                                                        ==========        =========

Earnings per share:
       Basic earnings before extraordinary items                                        $      1.16       $    0.11
       Extraordinary item--loss on early extinguishment of debt, net                           (.02)            --
                                                                                        -----------       ---------
       Basic net earnings attributable to common shares                                 $      1.14       $    0.11
                                                                                        ===========       =========

       Diluted earnings before extraordinary items                                      $      1.06       $    0.11
       Extraordinary item--loss on early extinguishment of debt, net                           (.01)            --
                                                                                        -----------       ---------
       Diluted net earnings attributable to common shares                               $      1.05       $    0.11
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                   2001             2000
                                                                                ---------        ----------
Operating Activities:
       Net earnings                                                             $ 166,050        $   16,874
       Adjustments to reconcile net earnings to cash flows
         provided by operating activities:
           Distributions in excess of equity in earnings (loss)
              of unconsolidated investees                                          30,537             5,453
           Realized gains (gains) losses                                         (225,301)              259
           Depreciation and amortization                                           12,070            11,922
           Deferred income tax expense (benefit)                                   17,168              (787)
           Loss on early extinguishment of debt, net of tax                         1,945                --
           Other                                                                    7,825             1,589
       (Increase) decrease in other assets                                        (11,008)            2,640
       Increase in accounts payable and accrued expenses                           55,376             7,145
                                                                                ---------        ----------
              Net cash flows provided by operating activities                      54,662            45,095
                                                                                ---------        ----------
Investing Activities:
       Real estate investments                                                    (88,832)           (7,723)
       Proceeds from sale of properties and land                                   80,314             9,996
       Proceeds from sales of Archstone Communities Trust                         700,285              --
       Cash paid to dissenting shareholders of SC-U.S. Realty
           and transaction costs                                                 (142,025)             --
       Cash acquired from SC-U.S. Realty, City Center Retail,
           CWS Communities and InterPark                                           35,691              --
       Other                                                                          (81)            1,572
                                                                                ---------        ----------
              Net cash flows provided by investing activities                     585,352             3,845
                                                                                ---------        ----------

Financing Activities:
       Proceeds from lines of credit                                              276,000            95,000
       Payments on lines of credit                                               (317,500)         (114,700)
       Proceeds from transaction loan                                             530,000              --
       Payments on transaction loan                                              (530,000)             --
       Proceeds from issuances of notes                                            61,227             3,889
       Payments on mortgage notes and capital leases                               (5,654)             (924)
       Payment to redeem SC-U.S. Realty convertible debentures                   (407,023)             --
       Repurchase of common shares, net of issuances                              (12,119)          (47,723)
       Preferred dividends paid                                                    (4,509)           (4,509)
       Other                                                                       (5,808)           (1,762)
                                                                             -------------     ------------
              Net cash flows used in financing activities                        (415,386)          (70,729)
                                                                             -------------     ------------
Net increase (decrease) in cash and cash equivalents                              224,628           (21,789)
Cash and cash equivalents, beginning of period                                     28,917            30,567
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                     $    253,545      $      8,778
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                     2001           2000
                                                                                -------------    ----------
Non-Cash Investing and Financing Activities:

   Acquisition of SC-U.S. Realty's assets for stock and cash:
           Investments in real estate operating companies,
                net of existing investment in SC-U.S. Realty                    $  1,238,913           --
           Assumption of SC-U.S. Realty convertible
                notes (subsequently redeemed)                                       (407,023)          --
           Other liabilities assumed, net of other assets acquired                   (11,367)          --
           Net deferred tax assets acquired                                          214,415           --
           Value of Security Capital common stock issued                            (894,670)          --
                                                                                ------------     ----------
           Cash paid to dissenting SC-U.S. Realty stockholders
                and transaction costs, net of cash acquired from
                SC-U.S. Realty                                                  $    140,268           --
                                                                                ============     ==========

   Effect of SC-U.S. Realty's sale of Security Capital shares                   $         --     $   13,756
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  General

         On January 16, 2001, Security Capital acquired the remaining shares of Security Capital U.S. Realty (SC-U.S. Realty) that it did not already own. As a result, all investees directly owned by SC-U.S. Realty, are now under direct ownership of Security Capital. These investees include: CarrAmerica Realty Corporation (CarrAmerica), CWS Communities Trust (CWS Communities), City Center Retail Trust (City Center Retail), InterPark Holdings (InterPark), Regency Centers Corporation (Regency), and Storage USA, Incorporated (Storage USA).

         The accompanying consolidated financial statements include the results of Security Capital, its wholly owned subsidiaries and its majority-owned investees, which include BelmontCorp (Belmont), City Retail Center, CWS Communities, Homestead Village Incorporated (Homestead), InterPark, and Security Capital European Real Estate Shares (SC-European Real Estate Shares). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 2000 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2001 presentation. The results of operations for the three-month period ended March 31 are not necessarily indicative of the results to be expected for the entire year.

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

         The consolidated financial statements of Security Capital as of March 31, 2001, are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 2000 audited consolidated financial statements contained in Security Capital's 2000 Annual Report on Form 10-K.

         Security Capital has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This Statement establishes standards for accounting and reporting of derivative instruments. As of March 31, 2001, Security Capital and its consolidated subsidiaries did not have any material derivative instruments outstanding.

Revenue Recognition
-------------------

         The Company enters into operating leases with tenants for various time periods and terms as follows:

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Parking Facilities - InterPark

         In addition to daily parking revenue, InterPark leases certain parking facilities under agreements with varying terms. The Company also manages certain facilities for third party owners and receives a management fee based upon a percentage of the facilities' revenue.

     Retail Facilities - City Center Retail

         City Center Retail leases retail space to tenants under agreements which contain provisions for base rent plus additional rents based on sales volume (percentage rents). Percentage rents are recognized as tenants' reported sales volume exceeds the sales volume level stated in the lease agreement.

     Manufactured Housing Communities - CWS Communities

         CWS Communities leases homesites under operating leases with initial terms typically of one year.

     Senior Assisted Living - Belmont

         Belmont collects fees for housing, support services, and additional services. Revenue is recognized when the services are rendered.

     Extended Stay Lodging - Homestead

         Homestead rents rooms in its hotel properties. Room revenue and other revenue are recognized when services are rendered.


         For some properties, the Company's subsidiaries record as revenues tenant recoveries for taxes, maintenance, and other costs on certain leases. These revenues are recognized in the period in which the costs are incurred. Minimum rent is recognized on a straight-line basis over the term of the lease regardless of when the payments are due.

Intangible Assets
-----------------

         Intangible assets primarily represent the excess of purchase price over the fair value of net tangible assets acquired in business acquisitions. Intangible assets consist of operating contracts, workforce and goodwill. The contracts and workforce intangible assets are amortized over a straight-line basis over the periods to be benefited, not to exceed seven years. Goodwill is amortized on a straight-line basis over twenty years. Intangible assets are continually reviewed to assess recoverability.

                     SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)      Investments in Real Estate Related Entities and Real Estate

         As a result of the acquisition of the assets of Security Capital U.S. Realty and the sale of substantially of its investment in Archstone on February 28, 2001, Security Capital holds the following investments at March 31, 2001:

Investment                      Type of Entity                                    Ownership
----------                      --------------                                    ---------
EQUITY-METHOD INVESTEES:

CarrAmerica                      Office REIT                                        46.1%
                                 (publicly traded)

ProLogis Trust                   Industrial REIT                                    28.7%
                                 (publicly traded)

Regency                          Grocery-anchored Retail REIT                       59.6%(1)
                                 (publicly traded)

Storage USA                      Self-storage REIT                                  43.4%
                                 (publicly traded)

SC-European Realty               Global real estate                                 34.6%
                                 investments
                                 (private entity)

SC-Preferred Growth              Convertible security                                9.2%
                                 investments in real
                                 estate companies

SC-US Real Estate Shares         U.S. real estate                                   14.3%
                                 securities fund
                                 (mutual fund)
CONSOLIDATED INVESTEES:

Belmont                          Senior assisted living                             99.9%
                                 (private entity)

City Center Retail               Retail                                             99.9%
                                 (private entity)

CWS Communities                  Manufactured housing communities REIT              94.1%
                                 (private entity)

Homestead                        Extended-stay lodging                              99.9%
                                 (private entity)

InterPark                        Parking facility ownership and                     97.3%
                                 management
                                 (private entity)

SC-European Real Estate Shares   European real                                      99.9%
                                 estate securities fund
                                 (mutual fund)

(1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights do not exceed 49% per agreement with the investee.

                     SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Security Capital received dividends from its investees as follows (in thousands, except per share amounts):

                                                                                               Dividend Amount
                                                       Dividends Received                    Per Investee Share
                                                   --------------------------           ----------------------------
                                                       Three Months Ended                   Three Months Ended
                                                            March 31,                             March 31,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone (1)                             $   13,006      $   20,998           $   0.4100        $   0.3850
         CarrAmerica                                   13,229            --                 0.4625              --
         ProLogis                                      17,217          16,718               0.3450            0.3350
         Regency                                       17,136            --                 0.5000              --
         SC-Preferred Growth                            1,323           1,323               0.3350            0.3350
         SC-US Real Estate Shares                         151             334               0.1114            0.1249
                                                   ----------      ----------
                                                   $   62,062      $   39,373
                                                   ----------      ----------

         (1)On February 28, 2001, Security Capital sold substantially all of its remaining investment in Archstone. (See footnote 8 for further discussion).

         The following summarizes real estate investments of Security Capital's consolidated investees as of March 31, 2001 and December 31, 2000 (in thousands):

                                                Estimated
                                              Useful Lives                  March 31,                December 31,
                                                (in years)                    2001                       2000
                                            ------------------         -----------------         ------------------
Belmont:
--------
Senior assisted living properties:                20 - 40
     Operating communities                                             $          77,404         $           53,793
     Communities under construction                                               50,714                     64,858
     Communities in planning                                                      22,254                     14,302
     Land held for future development                                                777                        777
                                                                       -----------------         ------------------
         Total real estate, at cost                                              151,149                    133,730
         Less accumulated depreciation                                            (2,974)                    (2,548)
                                                                       -----------------         ------------------
              Subtotal                                                           148,175                    131,182
                                                                       -----------------         ------------------

City Center Retail (acquired on January 16, 2001):
--------------------------------------------------
Retail facilities:                                20 - 40
     Operating properties                                                        110,534                      --
     Developments under construction                                              21,073                      --
                                                                       -----------------         ------------------
         Total real estate, at cost                                              131,607                      --
         Less accumulated depreciation                                            (8,986)                     --
                                                                       -----------------         ------------------
              Subtotal                                                           122,621                      --
                                                                       -----------------         ------------------

                     SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                Estimated
                                               Useful Lives                March 31,                December 31,
                                                (in years)                   2001                        2000
                                            ------------------         -----------------         ------------------
CWS Communities (acquired on January 16, 2001):
-----------------------------------------------
Manufactured housing properties:                   10-30
     Operating communities                                                       391,473                      --
     Communities under construction                                                9,672                      --
     Land held for development                                                    12,461                      --
                                                                       -----------------         ------------------
         Total real estate, at cost                                              413,606                      --
         Less accumulated depreciation                                           (27,736)                     --
                                                                       -----------------         ------------------
              Subtotal                                                           385,870                      --
                                                                       -----------------         ------------------

Homestead:
----------
Extended stay lodging properties:                  20-40
     Owned properties                                                            722,685                    719,400
     Properties under capital lease                                              145,000                    145,000
     Developments under construction                                               3,645                      2,787
     Properties held for sale                                                     13,524                     84,391
     Land held for sale                                                            1,402                      2,532
                                                                       -----------------         ------------------
         Total real estate, at cost                                              886,256                    954,110
         Less accumulated depreciation                                           (94,657)                   (86,014)
                                                                       -----------------         ------------------
              Subtotal                                                           791,599                    868,096
                                                                       -----------------         ------------------

InterPark (acquired on January 16, 2001):
-----------------------------------------
Parking facilities:                                20-40
     Operating properties                                                        635,591                      --
     Developments under construction                                              13,369                      --
                                                                       -----------------         ------------------
         Total real estate, at cost                                              648,960                      --
         Less accumulated depreciation                                           (14,382)                     --
                                                                       -----------------         ------------------
              Subtotal                                                           634,578                      --
                                                                       -----------------         ------------------

Total real estate                                                      $       2,082,843         $          999,278
                                                                       =================         ==================

         During the first three months of 2001, Homestead sold 24 of its first-generation properties for proceeds of $81.4 million. The proceeds were used to pay down existing debt (including intercompany debt owed to Security Capital). These properties were not representative of Homestead's current competitive design and location strategies.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Regency
-------
        Regency is a significant subsidiary as defined by the Securities and Exchange Commission. A summarized income statement of Regency for the three months ending March 31, 2001 follows (in thousands):

        Revenues                                $     92,992
        Operating expenses                           (45,536)
        Net interest expense                         (17,360)
        Minority interest and other                   (8,951)
                                                ------------
        Net income                                    23,145
        Preferred stock dividends                       (734)
                                                ------------
        Net income for common stockholders            22,411
                                                ============

        Net income per share:
                Basic                           $       0.39
                Diluted                         $       0.39



(3)      Intangible Assets

         Intangible assets at March 31, 2001 and December 31, 2000 were (in thousands):

                                    March 31,                    December 31,
                                      2001                           2000
                              -------------------              ----------------
         Goodwill             $            34,239              $         17,808
         Workforce and other                4,603                        --
                              -------------------              ----------------
                              $            38,842              $         17,808
                              ===================              ================

Amortization expense for the three months ended March 31, 2001 and 2000 was $1.9 million and $0.5 million, respectively.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      Segment Reporting

         Security Capital operates its business in one reportable segment - ownership of real estate operating and capital management companies. This segment records revenues by reporting its pro-rata share of its investees' earnings before depreciation, amortization and deferred taxes (EBDADT). EBDADT of investees which are not REITs or which conduct merchant building activities include gains and losses on sales of operating properties.

         Presented below is a statement of EBDADT reconciled to net earnings.

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------
                                                                                     2001            2000
                                                                                ----------       ----------

         Equity in EBDADT of investees/division                                 $  137,019       $   99,171
         Interest and other income                                                   4,432              790
                                                                                ----------       ----------
              Total income                                                         141,451           99,961
                                                                                ----------       ----------
         Operating expenses                                                          8,044            8,237
         Interest expense                                                           22,649           20,486
                                                                                ----------       ----------
              Total expense                                                         30,693           28,723
                                                                                ----------       ----------
         Convertible preferred share dividends                                       4,509            4,509
                                                                                ----------       ----------
         Basic EBDADT before current income taxes and special items                106,249           66,729
              Current income tax expense                                            12,638            3,279
                                                                                ----------       ----------
         Basic EBDADT before special items                                          93,611           63,450
              Realized gains (losses)                                                  485             (794)
              Gain on sale of Archstone stock, net of tax                          160,265              --
              Loss on early extinguishment of debt, net of tax                      (1,945)             --
              Homestead special credit                                                 --             1,673
                                                                                ----------       ----------
         Basic EBDADT after special items                                          252,416           64,329
         Investee reconciling items:
              Real estate depreciation                                             (62,995)         (42,397)
              Gains on sale of depreciated properties                                9,513            3,287
              Foreign currency losses                                               (6,584)          (2,796)
              Other                                                                (11,289)         (11,760)
                                                                                ----------       ----------
                                                                                   (71,355)         (53,666)
                                                                                ----------       ----------
         Security Capital reconciling items:
              Deferred tax (benefit) expense                                       (17,168)             787
              Other                                                                 (2,352)             915
                                                                                ----------       ----------
                                                                                   (19,520)           1,702
                                                                                ----------       ----------
         Net earnings attributable to common shares                             $  161,541       $   12,365
                                                                                ==========       ==========

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)      Indebtedness

         A summary of indebtedness as of March 31, 2001, is as follows (in thousands):

                               Security
                                Capital     Belmont    Homestead        CWS          CCRT      InterPark     Total
                             -----------  ----------- -------------   ----------  -----------  ---------  ---------
Lines of credit              $        --  $        --  $     35,000   $   38,400  $    12,900  $    2,298 $  88,598
Mortgage and construction
     notes payable                    --       52,345            --      133,550           --     255,586   441,481
Long-term debt                   699,693           --            --           --           --     100,000   799,693
Convertible debentures           225,520           --            --           --           --          --   225,520
Capital lease obligation              --           --       135,998           --           --          --   135,998

         CWS Communities has a $50 million revolving line of credit that is collateralized by certain communities. Borrowings bear interest at LIBOR or a Base Rate (as defined) plus applicable margins (ranging from 1.5% to 1.75%). The maturity date is September 15, 2002, with an option to renew for one-year extensions with approval. CWS Communities also has mortgages payable collateralized by certain communities. The mortgages bear interest at rates ranging from 7.11% to 9.47% and have maturity dates from June 2001 to January 2011.

         City Center Retail has a $15 million construction loan facility that is collateralized by one property. Borrowings bear interest at a rate of LIBOR plus 2.0%. The maturity date of the facility is December 31, 2001.

         InterPark has mortgages payable collateralized by certain properties. The mortgages bear interest at rates ranging from 8.0% to 9.3% and have maturity dates from December 2001 to December 2048. InterPark also has $100 million of subordinated convertible debt financing bearing interest at 7% (4% due semi-annually and 3% deferred until maturity). The debt can be converted into common stock of InterPark at any time at conversion rates ranging from $12.20 to $13.31 per share, depending on the date. The loan matures in July 2010.

         Security Capital does not guarantee, and is not liable, for the debt incurred by its subsidiaries.

         In conjunction with the purchase of the assets of SC-U.S. Realty, Security Capital borrowed $530 million on a transaction loan. The transaction loan was paid off and cancelled on February 28, 2001 with proceeds from the sale of Archstone shares.

                     SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         On April 27, 2001 Homestead entered into an amended and restated credit facility which provides for a revolving line of up to $35.0 million in borrowings, a reduction in the interest rate to 2.0% over LIBOR (previously LIBOR plus 3.0%), a reduction in the commitment fee to 0.25% on the undrawn balance (previously 0.375%), an extension of the maturity date to February 2004, and a reduction in the collateral pool to 7 properties. The amended facility requires maintenance of financial ratio and coverage covenants similar to the prior facility and permits payment of dividends based upon a definition of free cash flow.


(6)      Shareholders' Equity

     Share Repurchase Program:

         On April 17, 2001, Security Capital purchased 9,302,326 Class B shares at $20.50 per share under a modified Dutch auction self-tender offer. Including this purchase, Security Capital had repurchased 30.1 million Class B equivalent shares for a combined purchase price of $501 million since August 1999, when the program was initially announced.

     Per Share Data:

         The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Shares (in thousands):

                                                              Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                              2001              2000
                                                           ----------       -----------
Net income attributable to Common Shares-Basic             $   161,541      $    12,365
Convertible debenture interest expense, net of tax               2,522              --
Preferred share dividends                                        4,509              --
                                                           -----------      -----------
Net income attributable to Common Shares-Diluted           $   168,572      $    12,365
                                                           ===========      ===========
Weighted-average Class B Common
   Shares outstanding-Basic                                    141,226          110,055
Increase in shares which would result from:
   Exercise of options and warrants                              2,295            1,015
   Conversion of convertible debentures                         10,048              --
   Conversion of Preferred Shares                                6,606              --
                                                           -----------      -----------
Weighted-average Class B Common
   Shares outstanding-Diluted                                  160,175          111,070
                                                           ===========      ===========

         For the three months ended March 31, 2001, convertible securities issue by InterPark are not assumed converted as the effect is anti-dilutive.

         For the three months ended March 31, 2000 the convertible debentures and convertible preferred shares are not assumed converted as the effect is anti-dilutive.

                     SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)      Commitments and Contingencies

         As of May 8, 2001, Security Capital and its affiliates have a remaining funding committed to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $32.5 million to Belmont, and has authorized another $60 million to be subscribed as additional projects are approved. At March 31, 2001, Belmont had approximately $38 million of unfunded commitments for developments under construction an InterPark has approximately $21 million of unfunded commitments for acquisitions.

         As a result of acquiring the assets of SC-U.S. Realty, Security Capital assumed the commitment to CWS Communities formerly held by SC-U.S. Realty. As of March 31, 2001 the remaining commitment to CWS is $43.5 million.

(8)      Sale of Investment in Archstone

         As discussed in Note 2, Security Capital sold substantially all of its remaining shares of Archstone stock in February 2001, resulting in a gain of $217 million and generating $700.3 million of proceeds, and $57.3 million of estimated income taxes.

(9)      Purchase of SC-U.S. Realty Assets

         On January 16, 2001, SC Realty Incorporated, an indirect wholly-owned subsidiary of Security Capital, purchased all of the assets of SC-U.S. Realty in exchange for the issuance of 45.4 million Class B Shares with a market value of $894.7 million and the payment of $112 million in cash to SC-U.S. Realty shareholders who elected to receive cash. In addition, Security Capital funded $434 million to repay indebtedness of SC-U.S. Realty existing on the date of acquisition. As a result of the acquisition, all investees directly owned by SC-U.S. Realty are now under direct ownership of Security Capital.

         The acquisition was accounted for under the purchase method of accounting. Because the fair-value of the assets acquired was more than the purchase price, approximately $652.5 million of negative goodwill was recognized. The negative goodwill reduced the investments in the three real estate companies that are accounted for under the equity method of accounting and the long-lived assets of the three real estate companies that are consolidated, namely their real estate and intangible assets.

         The following pro forma financial information for the three months ended March 31, 2000 assumes that the acquisition of SC-U.S. Realty had occurred on January 1, 2000 (in thousands, except per share amounts):

         Income                             $159,323
         Expenses                            143,691
         Net earnings                         15,632
         Net income per share:
             Basic                          $   0.10
             Diluted                        $   0.10


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital Group Incorporated:


We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of March 31, 2001, and the related consolidated statements of operations and comprehensive income and the consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust for the three month period ended March 31, 2000 and of CarrAmerica Realty Corporation, Regency Centers Corporation, Security Capital European Realty, and Storage USA, Incorporated all for the three month period ended March 31, 2001, whose total assets collectively represent 36.2% of the total assets of Security Capital Group Incorporated and subsidiaries as of March 31, 2001 and whose revenues collectively represent 7.5% and 15.9% of the total revenues of Security Capital Group Incorporated and subsidiaries for the three month periods ended March 31, 2001 and 2000, respectively.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Security Capital Group Incorporated and subsidiaries as of December 31, 2000, and, in our report dated March 16, 2001, we expressed an unqualified opinion on that statement based on our audit and reports of other auditors. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                     ARTHUR ANDERSEN LLP






Chicago, Illinois
May 15, 2001

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

         See Security Capital's 2000 Annual Report on Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.


Overview

Reclassification of Business Activities

         Prior to 2001, Security Capital operated its businesses through two divisions. The Capital Division generated earnings principally from direct and indirect investments in real estate operating companies. The Financial Services Division provided capital markets and capital management services.

         As a result of the purchase of SC-U.S. Realty and the formation of Macquarie Capital Partners in 2001 discussed below, the activities formerly classified as the Capital and Financial Services Divisions are now classified in their respective functional categories. The expenses of the former Capital Division, Corporate Services Group and Security Capital Research and Management are included in general and administrative expenses. The revenues earned from these businesses are offset against general and administrative expenses as they represent reimbursement of costs.

         The results of operations are discussed below, followed by a discussion of Security Capital's Liquidity and Capital Resources. These sections should be read in conjunction with the consolidated financial statements and accompanying notes thereto and Security Capital's 2000 Annual Report on Form 10-K.

Results of Operations


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         A substantial portion of Security Capital's earnings are generated by transactional activities in several of its investees. The timing and frequency of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.

Investments in Public Companies

         Security Capital generates earnings from its investments in public companies. These investments are not consolidated and Security Capital reports its share of their respective earnings. Cash flow from the investments in public companies are generated through receipt of dividends. (See note 2 to the consolidated financial statements for detail of dividends received.)

         Presented below is Security Capital's equity in earnings (loss) and common share ownership of its investment in public companies for the periods indicated. Explanations of earnings changes at the investee level, which materially impacted Security Capital's equity in earnings, follow the table (dollar amounts in millions).

                                    Equity in Earnings (Loss)
                                   --------------------------
                                       Three Months Ended                             % Ownership
                                           March 31,                                 as of March 31,
                                   --------------------------                    -------------------------
                                       2001          2000                           2001           2000
                                   -----------   ------------                    ---------      ----------
         Archstone                 $    7.3      $     15.4                         --             39.2%
         ProLogis                      12.8            13.8                        28.7%           30.7%
         SC-U.S. Realty              (16.6)             0.5                         --             40.6%
         CarrAmerica                   12.8             --                         46.1%             --
         Regency(1)                    12.3             --                         59.6%             --
         Storage USA                    5.2             --                         43.4%             --
                                   --------      ----------
                                   $   33.8      $     29.7
                                   ========      ==========

         (1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights may not exceed 49% per agreement with the investee.

     Archstone

         Security Capital sold its investment in Archstone between July 2000 and February 2001, including the February 28, 2001 sale of substantially all of its remaining 31.7 million Archstone shares (realizing a gain of $217.1 million). Hence, Security Capital's equity in earnings from Archstone for the three months ended March 31, 2001 declined.

     ProLogis


         The decline in Security Capital's equity in earnings from ProLogis is attributable to the decrease in ownership from 30.7% at March 31, 2000 to 28.7% at March 31, 2001 solely due to additional share issuances by ProLogis. Security Capital has not sold any ProLogis shares. ProLogis' earnings remained stable with decreases in its temperature controlled businesses and European operations offset by transactional gains in its corporate distribution facilities business.

     SC-U.S. Realty

         For the period from January 2, 2001 through January 16, 2001, SC-U.S. Realty recognized unrealized losses on its investments in public real estate companies.

         As a result of the acquisition of the assets of SC-U.S. Realty on January 16, 2001, Security Capital no longer records its share of SC-U.S. Realty's earnings; rather, it records its share of earnings from the former investees of SC-U.S. Realty. The following discusses changes in the result of operations of former SC-U.S. Realty investees.

     CarrAmerica

         CarrAmerica's earnings were $30.3 million and $31.8 million for the three months ended March 31, 2001 and 2000, respectively. The slight decrease was due to declines in rental revenue partially offset by increased service income and reduced interest expense. Rental revenues decreased due to the dispositions of investments in properties, including properties contributed to joint ventures in which CarrAmerica has less than a 50% interest. Same-store rental revenues grew by approximately 4.6% due primarily to an increase in average rental rates in properties in the San Francisco and San Diego areas. Interest expense decreased principally as a result of the retirement of certain mortgages following certain property dispositions.

     Regency

         Regency's earnings were $22.4 million and $21.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase was due to additional net operating income partially offset by higher interest expense. Net operating income increased due primarily to newly completed developments that only partially operated during 2000 and from growth in rental rates at the operating properties. Interest expense increased due to higher debt balances and a higher percentage of debt with fixed interest, which were generally higher than variable interest rates.

     Storage USA

         Storage USA's earnings were $14.0 million and $14.7 million for the three months ended March 31, 2001 and 2000, respectively. Storage USA's net rental income increased $5.1 million, or 13.7%, over the prior year, but was offset by higher general, administrative and interest expenses. Net rental income increased primarily due to rents increasing by 7.5% on a same-store basis along with occupancy increases on same-store and lease-up properties.


Investments in Private Divisions

         Security Capital has significant investments in several real estate companies that operate as private divisions. Security Capital owns all or substantially all of each of these operating companies. Security Capital consolidates the results of the activities of Belmont, CWS Communities, City Center Retail, Homestead, and InterPark.

     Belmont

         The increase in Belmont's property revenues and expense is due to additional operating properties. Belmont community has six operating properties: three are stabilized and three are pre-stabilized, compared to four pre-stabilized properties at March 31, 2000.

     CWS Communities

         CWS Communities' property revenues for the three months ended March 31, 2001 increased by 20% compared to the three months ended March 31, 2000. Eight additional properties with 2,400 homesites were added between April 1, 2000 and March 31, 2001. CWS has 46 operating properties and 16,792 homesites on March 31, 2001.

     City Center Retail

         City Center Retail has three operating properties and one property under development. Management is evaluating strategic alternatives, which could include the sale of a portion or all of its assets.

     Homestead

         During the first three months of 2001, Homestead completed the sale of 24 first-generation properties. The proceeds were used to repay existing debt (including intercompany debt owed to Security Capital). These properties were not representative of Homestead's current competitive design and location strategies.

         Overall property level results for Homestead are summarized below (in millions):

                                                       Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                      2001              2000
                                                   ---------         ---------
         Property revenues                         $    62.5         $    59.6
         Total room expense                            (25.1)            (25.5)
                                                   ---------         ---------
         Net operating income                      $    37.4         $    34.1
                                                   =========         =========

         The increase in net operating income from 2000 to 2001 was due to an increase in occupancy and average weekly rate, partially offset by the decrease in the number of operating facilities. Same-store average occupancy increased to 75.3% for the three months ended March 31, 2001, respectively, from 72.9%, for the three months ended March 31, 2000, respectively and weekly revenue per available room increased 16.3% from $270 to $314 for the three months ended March 31, 2000 and 2001, respectively. Homestead had 111 and 136 operating properties at March 31, 2001 and 2000, respectively.

     InterPark

         In January 2001, Urban Growth Property Trust (Urban Growth) merged into InterPark Holdings, the property manager for most of Urban Growth's properties and is now part of InterPark. Because of the merger, prior year information is not comparable.

     Security Capital Research & Management

         Security Capital Research & Management (formerly Global Capital Management Group) manages or advises capital invested in publicly traded and privately owned real estate companies and securities for investment companies, institutional separate accounts and high net worth clients. The equity in earnings of Security Capital Research & Management's investees includes changes in unrealized gains or losses for SC-Preferred Growth and SC-US Real Estate Shares. These changes are a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings as these investees use fair value accounting. Fluctuations in market prices do not have an impact on cash flow. A general decline in security prices in the first quarter of 2001 has adversely affected such equity in earnings.

     SC-Preferred Growth

         SC-Preferred Growth's decrease in earnings for the three months ended March 31, 2001, compared to the same periods in 2000, were due primarily to changes in unrealized gains or losses on investments as a result of overall changes in the market prices of its investments.

     SC-US Real Estate Shares

         The decrease in earnings for the three months ended March 31, 2001 compared to the same periods in 2000 was due to changes in unrealized gains or losses on investments as a result of overall changes in the market prices of its investments and the decrease in Security Capital's ownership from 47.9% at March 31, 2000 to 14.6% at March 31, 2001.

         Security Capital Research & Management continues to add new investment management clients. Assets managed for separate accounts increased from $568 million at March 31, 2000 to $900 million at March 31, 2001.

     SC-European Realty

         SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets in three businesses. The decrease in earnings for the three months ended March 31, 2001 compared to the same period in 2000 was due to fewer property sales offset by improved operating performance from its storage and parking affiliates. It is expected that earnings, excluding the impact of property sales, for SC-European Realty will increase as additional properties reach stabilization. However, there is no assurance this will occur and failure to do so would impair the ability of SC-European Realty to grow both its portfolio and its earnings. A substantial portion of SC-European Realty's earnings are generated by transactional activities in several of its investees. The timing and frequency of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.


     EBDADT

         Earnings before depreciation, amortization and deferred taxes, or EBDADT, is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments, the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT of investees who are not REITs or who conduct merchant building activities include gains and losses on sales of operating properties. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

         Components of EBDADT before special items are (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                      2001             2000
                                                                                -------------    --------------
         Equity in EBDADT of investees/divisions                                $     137,019    $       99,171
         Interest and other income                                                      4,432               790
                                                                                -------------    --------------
             Total income                                                             141,451            99,961
                                                                                -------------    --------------
         Operating expenses                                                             8,044             8,237
         Interest expense                                                              22,649            20,486
                                                                                -------------    --------------
             Total expenses                                                            30,693            28,723
                                                                                -------------    --------------
         Convertible preferred share dividends                                          4,509             4,509
                                                                                -------------    --------------
         Basic EBDADT before current income taxes and special items                   106,249            66,729
             Current income tax expense                                                12,638             3,279
                                                                                -------------    --------------
         Basic EBDADT before special items                                      $      93,611    $       63,450
                                                                                =============    ==============

     Interest Expense

         Consolidated interest expense increased from $40.1 million for the three months ended March 31, 2001, respectively, compared to $31.8 million for the three months ended March 31, 2000, respectively. This was due to an increase in outstanding indebtedness to $1.69 billion at March 31, 2001 compared to $1.55 billion at March 31, 2000, as a result of consolidating City Center Retail, CWS Communities, and InterPark.

     Provision for Income Taxes

         The effective tax rate for the first three months of 2001 was 34.2%, which is slightly lower than the expected corporate tax rate of 35% due to non-taxable earnings of a foreign subsidiary.

         In the first quarter of 2000, the effective tax rate was 13.4%, which is lower than the expected corporate tax rate due to the utilization of a net operations loss carry-forward of a consolidated subsidiary previously not benefited, a reduction in the valuation reserve relating to a capital loss carry-forward due to a capital gain recognized in the second quarter of 2000 and non-taxable earnings of a foreign subsidiary.

         The effective tax rate for 2001 is likely to increase compared to 2000 as net operating loss carryforwards were completely utilized during 2000.

         Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return on capital.

         Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at March 31, 2001, was as follows (in thousands):

                  Belmont                            $  83,425
                  CarrAmerica                          690,782
                  CWS Communities                      242,227
                  City Center Retail                   178,347
                  Homestead                            525,409
                  InterPark                            208,415
                  ProLogis                             635,845
                  Regency                              719,896
                  SC-European Realty                   440,548
                  SC-Preferred Growth                   77,269
                  Storage USA                          379,486


Liquidity and Capital Resources


     Investment Activity

         Security Capital's investment activity primarily consists of allocations to and redemptions from its capital in its various affiliates. The following table summarizes Security Capital's capital allocations to and (proceeds from redemptions of) its primary investments (in millions):

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2001             2000
                                                     ----------       ---------
         Archstone                                   $  (700.3)        $  --
         CarrAmerica(1)                                  683.7            --
         City Center Retail(1)                           141.6            --
         CWS(1)                                          187.2            --
         InterPark(1)                                    294.9            --
         Regency(1)                                      602.7            --
         Storage USA(1)                                  265.4            --
         SC-US Real Estate Shares                         --               (1.3)
         SC-U.S. Realty                                 (908.8)           --
         Real estate investments:
             Belmont                                      17.4              6.2
             City Center Retail                            0.6            --
             CWS Communities                               0.9            --
             Homestead                                     3.8              1.6
             InterPark                                    68.2            --
             Homestead proceeds from sale of land        (80.3)           (10.0)

  (1) Reflects allocated purchase price paid to acquire SC-U.S. Realty's assets.


Real estate investments reflect development activity at Security Capital's consolidated subsidiaries.


     Financing Activity

         In January 2001, Security Capital obtained a $530 million transaction loan to finance the acquisition of SC-U.S. Realty's assets and to retire that company's debt. This loan was entirely repaid in February 2001 with the proceeds from the sales of 31.7 million shares of Archstone common shares.

          On April 27, 2001 Homestead entered into an amended and restated credit facility which provides for a revolving line of up to $35.0 million in borrowings, a reduction in the interest rate to 2.0% over LIBOR (previously LIBOR plus 3.0%), a reduction in the commitment fee to 0.25% on the undrawn balance (previously 0.375%, an extension of the maturity date to February 2004, and a reduction in the collateral pool to 7 properties. The amended facility requires maintenance of financial ratio and coverage covenants similar to the prior facility and permits payment of dividends based upon a definition of free cash flow.

     Cash Flow from Operations

         Cash flow from operations increased from $45.1 million to $54.7 million for the three months ended March 31, 2000 and 2001, respectively. The increase was due to the receipt of $30.4 million of dividends during 2001 from CarrAmerica and Regency. These former investees of SC-U.S. Realty were acquired on January 16, 2001 and Security Capital received no dividends from these companies in 2000. Property revenues, net of property expenses, increased by $24.9 million primarily due to the consolidation of City Center Retail, CWS Communities and InterPark that were also acquired from SC-U.S. Realty. Partially offsetting these improvements was $5.6 million of income taxes paid in the first quarter of 2001. The remainder of the increase in cash flow from operations is due to changes in other assets and liabilities.

         Current taxes increased by $66.9 million due to the 2001 sale of Archstone shares generating $217 million in capital gains and the complete utilization of net operating losses during 2000.

     Stock and Debenture Repurchase Programs

         On April 17, 2001, Security Capital purchased 9,302,326 Class B shares at $20.50 per share under its modified Dutch auction self-tender offer. Proceeds from the Archstone sale were used to fund this share repurchase. Including this purchase, Security Capital had repurchased 30.1 million Class B equivalent shares for a combined purchase price of $501 million since August 1999 and $60 million of 6.5% convertible subordinated debentures ($80.5 million principal amount).

     Future Capital Commitments and Liquidity

         As of May 8, 2001, Security Capital and its affiliates have a remaining funding committed to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $32.5 million to Belmont, and has authorized another $60 million to be subscribed as additional projects are approved. At March 31, 2001, Belmont had approximately $38 million of unfunded commitments for developments under construction.

         As a result of acquiring the assets of SC-U.S. Realty, Security Capital assumed the commitment to CWS Communities formerly held by SC-U.S. Realty. As of March 31, 2001 the remaining commitment to CWS is $43.5 million.

         Security Capital expects that cash flows from operations and funds currently available under its revolving line of credit will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments. In the longer term, Security Capital intends to finance its business activities through the selective sale of assets, internally generated cash flow, its line of credit transaction loans, and future issuance of equity and debt securities. The business activities to be financed may include investments in new business initiatives, additional investments in certain existing affiliates and additional potential repurchases of Security Capital securities.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. Other than the purchase of assets and assumption of liabilities of SC-U.S. Realty that were recorded at fair value, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Security Capital's 2000 Form 10-K, as compared to their respective book values at March 31, 2001.


PART II

Item 1.  Legal Proceedings

         Security Capital and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of their business, none of which are expected to have a material adverse impact on Security Capital.

         Homestead Village Incorporated ("Homestead") and its Board of Directors were named as defendants in five purported class action lawsuits filed in connection with the proposed offer made by Security Capital in March 2000 to acquire all shares of Homestead not owned by Security Capital. The plaintiffs sought unspecified money charges and an injunction. In May 2000, the plaintiffs' lawyers, Homestead, its Board of Directors and Security Capital entered into a memorandum of understanding under which the plaintiffs' lawyers agreed to settle these claims for the payment of a total of $675,000 for fees and expenses. Homestead had recorded such amount plus $200,000 of associated legal fees as part of the special charge expenses in 2000. The settlement was approved by the court in March 2001 after notice to all former Homestead shareholders of the proposed settlement. Homestead made the payment of $675,000 in April 2001 in settlement of the class action lawsuits filed.


Item 4.  Submission of Matters to a Vote of Security Holders

         On January 12, 2001, Security Capital held a Special Meeting of Shareholders to consider approval of the issuance of up to 86,116,552 Class B Shares in connection with the Transaction Agreement, dated as of September 26, 2000, among Security Capital, SC Realty Incorporated and SC-U.S. Realty. Under the Transaction Agreement, Security Capital acquired the business of SC-U.S. Realty and issued or discharged the liabilities of SC-U.S. Realty. At the Special Meeting a quorum was present. The votes to approve the issuance of up to 86,116,552 Class B Shares were as follows:

                  For:              1,039,089.4297
                  Against:                551.3600
                  Abstain:                 51.0100

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

12.1     Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15       Letter  from   Arthur  Andersen  LLP,   dated  May 15, 2001,  regarding
         unaudited financial information

    (b)  Reports on Form 8-K

         Date                       Items Reported
         ----                       --------------

         January 8, 2001            Item 5, Item 7
         January 17, 2001           Item 5, Item 7
         January 25, 2001           Item 2, Item 7
         March 12, 2001             Item 2, Item 7

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



                                         SECURITY CAPITAL GROUP INCORPORATED



                                                /s/ Paul E. Szurek
                                         ---------------------------------------
                                         Paul E. Szurek, Chief Financial Officer
                                               (Principal Financial Officer)



                                                /s/ James C. Swaim
                                         ---------------------------------------
                                         James C. Swaim, Sr. Vice President
                                               (Principal Accounting Officer)






Date:  May 15, 2001