Form 10-Q
period 2001-06-30
SECURITY CAPITAL GROUP INC/
filed 2001-08-14
CIK 923687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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
Yes   X       No
    --------    ---------

    The number of shares outstanding of the Registrant's common stock as of
                              August 8, 2001 was:
             Class A Common Shares, $.01 par value - 904,217 shares
           Class B Common Shares, $.01 par value - 92,355,394 shares

                                TABLE OF CONTENTS



Item Description                                                            Page
----------------                                                            ----
                                     PART I

1.   Financial Statements...............................................      1

2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................     17

3.   Quantitative and Qualitative Disclosure About Market Risk..........     25


                                     PART II

1.   Legal Proceedings..................................................     25

4.   Submission of Matters to a Vote of Security Holders................     25

6.   Exhibits and Reports on Form 8-K...................................     26

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                  --------------     ---------------
                                         ASSETS                                     (unaudited)
                                         ------
Investments, at equity:
       Archstone Communities Trust                                                $          --      $      488,884
       CarrAmerica Realty Corporation                                                   686,700                  --
       ProLogis Trust                                                                   537,889             565,184
       Regency Centers Corporation                                                      595,536                  --
       Security Capital European Realty                                                 380,526             393,200
       Security Capital U.S. Realty                                                          --             925,417
       Security Capital Research & Management:
           Security Capital Preferred Growth Incorporated                                91,807              88,716
           SC-US Real Estate Shares                                                      15,451              14,988
       Storage USA, Incorporated                                                        269,671                  --
                                                                                  -------------      --------------
                                                                                      2,577,580           2,476,389
Real estate, less accumulated depreciation                                            2,073,647             999,278
Investments in publicly traded real estate securities, at market value                   10,769              10,993
                                                                                  -------------      --------------
                Total real estate investments                                         4,661,996           3,486,660
Cash and cash equivalents                                                                35,391              28,917
Intangible assets                                                                        41,194              17,808
Deferred income taxes                                                                   153,606                  --
Other assets                                                                            174,485             103,828
                                                                                  -------------      --------------
                Total assets                                                      $   5,066,672      $    3,637,213
                                                                                  =============      ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities:
       Lines of credit                                                            $      70,264      $       66,500
       Mortgage and construction notes payable                                          475,342              45,668
       Long-term debt                                                                   799,710             699,676
       6.5% Convertible debentures                                                      224,854             229,818
       Capital lease obligation                                                         134,954             137,017
       Accounts payable and accrued expenses                                            179,338             112,650
       Deferred income taxes                                                                 --              52,832
                                                                                  -------------       -------------
                Total liabilities                                                     1,884,462           1,344,161

Minority interests                                                                       52,647                  63

Shareholders' Equity:
       Class A Common  Shares,  $.01 par value;  15,543,012  shares  authorized;
           913,639 and 1,029,728 shares issued and outstanding in
           2001 and 2000, respectively                                                        9                  10
       Class B Common Shares, $.01 par value; 234,199,346 shares authorized;
           91,883,550 and 51,737,531 shares issued and outstanding in
           2001 and 2000, respectively                                                      919                 517
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2001 and 2000; stated liquidation preference of
           $1,000 per share                                                             257,642             257,642
       Additional paid-in capital                                                     2,783,867           2,126,290
       Accumulated other comprehensive income (loss)                                    (64,472)            (35,091)
       Retained earnings (deficit)                                                      151,598             (56,379)
                                                                                  -------------      --------------
                Total shareholders' equity                                            3,129,563           2,292,989
                                                                                  -------------      --------------
                Total liabilities and shareholders' equity                        $   5,066,672      $    3,637,213
                                                                                  =============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                          June 30,
                                                     ---------------------------       ----------------------------
                                                        2001             2000             2001               2000
                                                     ---------         ---------       ----------         ---------
INCOME:
Property revenues:
       BelmontCorp                                   $   4,837         $   2,938        $   9,001         $   5,257
       City Center Retail Trust                          5,391                --           10,674                --
       CWS Communities Trust                            14,159                --           26,059                --
       Homestead Village Incorporated                   59,470            67,295          121,991           126,836
       InterPark                                        33,226                --           59,994                --

Equity in earnings (loss) of:
       Archstone Communities Trust                          --            30,664            7,308            46,113
       CarrAmerica Realty Corporation                   16,641                --           29,474                --
       ProLogis Trust                                   12,781             5,968           25,596            19,790
       Regency Centers Corporation                      14,775                --           27,067                --
       Security Capital European Realty                 12,609               (95)          13,132               584
       Security Capital U.S. Realty                         --           119,036          (16,475)          119,555
       Security Capital Research & Management:
           Security Capital Preferred Growth
               Incorporated                              7,834             7,723            5,738            10,001
           SC-US Real Estate Shares                      1,449             2,863              774             4,036
       Storage USA, Incorporated                         7,476                --           12,635                --
Realized capital gains (losses)                           (188)            8,840          225,113             8,581
Other income, net                                        3,984             1,364            9,990             2,654
                                                     ---------         ---------       ----------         ---------
                                                       194,444           246,596          568,071           343,407
                                                     ---------         ---------       ----------         ---------
EXPENSES:
Property expenses:
       BelmontCorp                                       3,873             2,501            7,146             4,732
       City Center Retail Trust                          2,262                --            4,853                --
       CWS Communities Trust                             4,503                --            8,475                --
       Homestead Village Incorporated                   22,846            26,468           47,917            51,957
       InterPark                                        19,448                --           36,124                --
General, administrative and other expenses,
       net of reimbursements from related parties       16,551             8,632           30,202            13,514
Depreciation and amortization                           17,007            11,938           29,077            23,860
Interest expense                                        27,347            31,224           67,445            63,011
Provision for loss on investment                            --            71,000               --            71,000
                                                     ---------         ---------       ----------         ---------
                                                       113,837           151,763          231,239           228,074

Earnings from operations                                80,607            94,833          336,832           115,333
Provision for income tax expense                       (27,731)          (25,802)        (115,233)          (28,409)
Minority interests in net earnings of subsidiaries      (1,932)           (1,052)          (2,660)           (2,149)
                                                     ---------         ---------       ----------         ---------
Earnings before extraordinary item                      50,944            67,979          218,939            84,775
       Extraordinary item--gain (loss) on early
          extinguishment of debt, net of tax                --             6,074           (1,945)            6,152
                                                     ---------         ---------       ----------         ---------
Net earnings                                            50,944            74,053          216,994            90,927
   Less Preferred Share dividends                       (4,508)           (4,508)          (9,017)           (9,017)
                                                     ---------        ----------       ----------         ---------
Net earnings attributable to common shares           $  46,436         $  69,545       $  207,977         $  81,910
                                                     =========         =========       ==========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

   CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME - (Continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                            June 30,
                                                    ----------------------------        ---------------------------
                                                         2001             2000             2001             2000
                                                    ------------      ----------        ----------       ----------
Net earnings attributable to common shares          $     46,436       $   69,545       $  207,977        $  81,910
Other comprehensive income (loss):
   Foreign currency translation adjustments               (9,966)          (5,849)         (29,381)         (18,047)
                                                    ------------       ----------       ----------        ---------
Comprehensive income                                $     36,470       $   63,696       $  178,596        $  63,863
                                                    ============       ==========       ==========        =========

Weighted-average Class B common share
   equivalents outstanding:
       Basic                                             140,565          107,950          140,894          109,003
                                                     ===========       ==========       ==========        =========
       Diluted                                           152,868          120,058          159,804          121,101
                                                     ===========       ==========       ==========        =========
Earnings per share:
       Basic earnings before extraordinary
           items                                     $      0.33       $     0.59       $     1.49        $    0.70
       Extraordinary item--gain (loss) on
           early extinguishment of debt, net                  --             0.05            (0.01)            0.05
                                                     -----------       ----------       ----------        ---------
       Basic net earnings attributable to
           common shares                             $      0.33       $     0.64       $     1.48        $    0.75
                                                     ===========       ==========       ==========        =========

       Diluted earnings before
           extraordinary items                       $      0.32       $     0.55       $     1.40        $    0.67
       Extraordinary item--gain (loss) on
           early extinguishment of debt, net                  --             0.05            (0.01)            0.05
                                                     -----------       ----------       ----------        ---------
       Diluted net earnings attributable to
           common shares                             $      0.32       $     0.60       $     1.39        $    0.72
                                                     ===========       ==========       ==========        =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                             ------------------------------
                                                                                 2001               2000
                                                                             ------------        ----------
Operating Activities:
       Net earnings                                                          $    216,994        $   90,927
       Adjustments to reconcile net earnings to cash flows
         provided by operating activities:
           Distributions in excess (less than) of equity in earnings
              of unconsolidated investees                                          14,234          (122,018)
           Realized gains                                                        (225,113)           (8,581)
           Depreciation and amortization                                           29,077            23,860
           Deferred income tax expense                                             33,235            21,108
           Loss (gain) on early extinguishment of debt, net of tax                  1,945            (6,152)
           Provision for loss on real estate                                           --            71,000
           Other                                                                    6,283             3,395
       Decrease in other assets                                                    17,977             1,546
       (Decrease) increase in accounts payable and accrued expenses               (30,261)            6,802
                                                                             -------------       ----------
              Net cash flows provided by operating activities                      64,371            81,887
                                                                             -------------       ----------

Investing Activities:
       Real estate investments                                                    (91,391)          (23,302)
       Proceeds from sale of properties and land                                   80,314            19,622
       Proceeds from sales of Archstone Communities Trust                         700,285                --
       Cash paid to dissenting shareholders of SC-U.S. Realty
           and transaction costs                                                 (142,025)               --
       Cash acquired from SC-U.S. Realty and consolidated subsidiaries             35,691                --
       Purchase of minority interest in Homestead Village Incorporated                 --           (65,356)
       Other                                                                        1,878             5,208
                                                                             ------------        ----------
              Net cash flows provided by (used in) investing activities           584,752           (63,828)
                                                                             ------------        ----------

Financing Activities:
       Proceeds from lines of credit                                              421,964           235,600
       Payments on lines of credit                                               (485,959)         (191,649)
       Proceeds from transaction loan                                             530,000                --
       Payments on transaction loan                                              (530,000)               --
       Proceeds from issuances of notes                                            94,414             5,486
       Payments on mortgage notes and capital leases                               (7,274)           (1,872)
       Payment to redeem SC-U.S. Realty convertible debentures                   (407,023)               --
       Repurchase of common shares, net of issuances                             (246,656)          (81,244)
       Preferred dividends paid                                                    (9,017)           (9,017)
       Other                                                                       (3,098)              607
                                                                             -------------     ------------
              Net cash flows used in financing activities                        (642,649)          (42,089)
                                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents                                6,474           (24,030)
Cash and cash equivalents, beginning of period                                     28,917            30,567
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                     $     35,391      $      6,537
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                ---------------------------
                                                                                     2001           2000
                                                                                ------------     ----------
Non-Cash Investing and Financing Activities:

   Acquisition of SC-U.S. Realty's assets for stock and cash:
           Investments in real estate operating companies,
                net of existing investment in SC-U.S. Realty                    $  1,238,913              --
           Assumption of SC-U.S. Realty convertible
                notes (subsequently redeemed)                                       (407,023)             --
           Other liabilities assumed, net of other assets acquired                   (11,367)             --
           Net deferred tax assets acquired                                          214,415              --
           Value of Security Capital common stock issued                            (894,670)             --
                                                                                ------------      ----------
           Cash paid to dissenting SC-U.S. Realty stockholders
                and transaction costs, net of cash acquired from
                SC-U.S. Realty                                                  $    140,268              --
                                                                                ============      ==========

   Effect of SC-U.S. Realty's sale of Security Capital shares                   $         --      $   13,756
                                                                                ============      ==========

   Exchange of Convertible Debentures for Archstone shares                      $         --      $   42,500
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

         The accompanying consolidated financial statements include the results of Security Capital, its wholly owned subsidiaries and its majority-owned investees, which include BelmontCorp (Belmont), City Center Retail, CWS Communities, Homestead Village Incorporated (Homestead), InterPark, and Security Capital European Real Estate Shares (SC-European Real Estate Shares). All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 2000 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2001 presentation. The results of operations for the three and six-month periods ended June 30 are not necessarily indicative of the results to be expected for the entire year.

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

         The consolidated financial statements of Security Capital as of June 30, 2001, are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 2000 audited consolidated financial statements contained in Security Capital's 2000 Annual Report on Form 10-K.

         Security Capital has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This Statement establishes standards for accounting and reporting of derivative instruments. As of June 30, 2001, Security Capital and its consolidated subsidiaries did not have any material derivative instruments outstanding.

Revenue Recognition

         Security Capital's subsidiaries enter into operating leases with tenants for various time periods and terms as follows:

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Parking Facilities - InterPark

         In addition to daily parking revenue, InterPark leases certain parking facilities under agreements with varying terms. InterPark also manages certain facilities for third party owners and receives a management fee based upon a percentage of the facilities' revenue.

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

Intangible Assets

        Intangible assets primarily represent the excess of purchase price over the fair value of net tangible assets acquired in business acquisitions. Intangible assets consist primarily of operating contracts and goodwill. The contracts are amortized over a straight-line basis over the periods to be benefited, not to exceed seven years. Goodwill is amortized on a straight-line basis over twenty years. Intangible assets are continually reviewed to assess recoverability.

Recent Accounting Pronouncements

         In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" was issued which established standards for the accounting and reporting of goodwill and other intangible assets. Under this statement, goodwill is not amortized but is tested on an annual basis for impairment instead. Security Capital will adopt the provisions of this statement on January 1, 2002. It is uncertain if any impairment will be recognized upon adoption.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(2)      Investments in Real Estate Related Entities and Real Estate

         Security Capital holds the following investments at June 30, 2001:

Investment                                            Type of Entity                                    Ownership
------------------------                        -------------------------                          -----------------
EQUITY-METHOD INVESTEES:
CarrAmerica                                      Office REIT                                              46.4%
                                                 (publicly traded)

ProLogis Trust                                   Industrial REIT                                          28.7%
                                                 (publicly traded)

Regency                                          Grocery-anchored retail REIT                             59.6%(1)
                                                 (publicly traded)

Storage USA                                      Self-storage REIT                                        43.0%
                                                 (publicly traded)

SC-European Realty                               Global real estate                                       34.6%
                                                 investments
                                                 (private entity)

SC-Preferred Growth                              Convertible security                                      9.2%
                                                 investments in real
                                                 estate companies
                                                 (private REIT)

SC-US Real Estate Shares                         U.S. real estate                                         12.9%
                                                 securities fund
                                                 (mutual fund)
CONSOLIDATED INVESTEES:

Belmont                                          Senior assisted living                                   99.9%
                                                 (private entity)

City Center Retail                               Retail                                                   99.9%
                                                 (private entity)

CWS Communities                                  Manufactured housing communities REIT                    94.1% (2)
                                                 (private entity)

Homestead                                        Extended-stay lodging                                    99.9%
                                                 (private entity)

InterPark                                        Parking facility ownership and                           97.3%
                                                 management
                                                 (private entity)

SC-European Real Estate Shares                   European real                                            99.9%
                                                 estate securities fund
                                                 (mutual fund)

(1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights do not exceed 49% per agreement with the investee.

(2) On August 3, 2001, Security Capital completed the sale of its investment in CWS Communities Trust for net after-tax proceeds of $270.0 million. See footnote 8 for further discussion.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         Security Capital received dividends from its investees as follows (in thousands, except per share amounts):

                                                                           Dividends Received
                                                       Three Months Ended                     Six Months Ended
                                                              June 30,                             June 30,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone(1)                              $       --      $   20,386           $   13,006        $   41,384
         CarrAmerica                                   13,229              --               26,458                --
         CWS Communities(2)                             3,846              --                3,846                --
         Homestead(2)                                      --          25,000                   --            25,000
         ProLogis                                      17,217          16,718               34,434            33,436
         Regency                                       17,137              --               34,273                --
         SC-European Real Estate Shares(2)                120              51                  120                51
         SC-Preferred Growth                            1,323           1,323                2,646             2,646
         SC-US Real Estate Shares                         161             261                  312               595
         Storage USA                                    8,354              --                8,354                --
                                                   ----------      ----------           ----------        ----------
                                                   $   61,387      $   63,739           $  123,449        $  103,112
                                                   ----------      ----------           ----------        ----------


                                                                 Dividend Amount Per Investee Share
                                                       Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone (1)                             $       --      $   0.3850           $   0.4252        $   0.7700
         CarrAmerica                                   0.4625              --               0.9250                --
         CWS Communities(2)                            0.1500              --               0.1500                --
         Homestead(2)                                      --          0.2083                   --            0.2083
         ProLogis                                      0.3450          0.3350               0.6900            0.6700
         Regency                                       0.5000              --               1.0000                --
         SC-European Real Estate Shares(2)             0.1172          0.0501               0.1172            0.0501
         SC-Preferred Growth                           0.3350          0.3350               0.6700            0.6700
         SC-US Real Estate Shares                      0.1200          0.1238               0.2323            0.2487
         Storage USA                                   0.7100              --               0.7100                --



         (1)On February 28, 2001, Security Capital sold substantially all of its remaining investment in Archstone. (See footnote 8 for further discussion).
         (2)Dividends from these consolidated investees to Security Capital are eliminated in consolidation.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The following summarizes real estate investments of Security Capital's consolidated investees as of June 30, 2001 and December 31, 2000 (in thousands):

                                                        Estimated
                                                      Useful Lives               June 30,            December 31,
                                                        (in years)                 2001                  2000
                                                    -----------------        ----------------      ----------------
Belmont:
--------------------------------------------------
Senior assisted living properties:                        20 - 40
     Operating communities                                                   $         97,717      $         53,793
     Communities under construction                                                    50,108                64,858
     Communities in planning                                                           17,947                14,302
     Land held for future development                                                     777                   777
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   166,549               133,730
         Less accumulated depreciation                                                 (3,610)               (2,548)
                                                                             ----------------      ----------------
              Subtotal                                                                162,939               131,182
                                                                             ----------------      ----------------

City Center Retail (acquired on January 16, 2001):
--------------------------------------------------
Retail facilities:                                        20 - 40
     Operating properties                                                              98,232                    --
     Re-developments under construction                                                22,615                    --
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   120,847                    --
         Less accumulated depreciation                                                (10,492)                   --
                                                                             ----------------      ----------------
              Subtotal                                                                110,355                    --
                                                                             ----------------      ----------------

CWS Communities (acquired on January 16, 2001):
--------------------------------------------------
Manufactured housing properties:                          10 - 30
     Operating communities                                                            381,876                    --
     Communities under construction                                                    12,646                    --
     Land held for development                                                         13,344                    --
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   407,866                    --
         Less accumulated depreciation                                                (30,358)                   --
                                                                             ----------------      ----------------
              Subtotal                                                                377,508                    --
                                                                             ----------------      ----------------

Homestead:
--------------------------------------------------
Extended stay lodging properties:                         20 - 40
     Owned properties                                                                 729,950               719,400
     Properties under capital lease                                                   145,000               145,000
     Developments under construction                                                       --                 2,787
     Properties held for sale                                                          13,572                84,391
     Land held for sale                                                                 1,402                 2,532
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   889,924               954,110
         Less accumulated depreciation                                               (103,350)              (86,014)
                                                                             ----------------      ----------------
              Subtotal                                                                786,574               868,096
                                                                             ----------------      ----------------

InterPark (acquired on January 16, 2001):
--------------------------------------------------
Parking facilities:                                       20 - 40
     Operating properties                                                             655,590                    --
     Developments under construction                                                      868                    --
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   656,458                    --
         Less accumulated depreciation                                                (20,187)                   --
                                                                             ----------------      ----------------
              Subtotal                                                                636,271                    --
                                                                             ----------------      ----------------

Real Estate, less accumulated depreciation                                   $      2,073,647      $        999,278
                                                                             ================      ================

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         In the first quarter of 2001, Homestead sold 24 of its first-generation properties for proceeds of $81.4 million. The proceeds were used to pay down existing debt (including intercompany debt owed to Security Capital). These properties were not representative of Homestead's current competitive design and location strategies.

         Regency

         Regency is a significant subsidiary as defined by the Securities and Exchange Commission. A summarized income statement of Regency follows (in thousands):

                                                                 Three Months Ended             Six Months Ended
                                                                    June 30, 2001                 June 30, 2001
                                                              -------------------------      ---------------------
         Revenues                                             $                  92,571      $             183,018
         Operating expenses                                                     (42,090)                   (84,177)
         Net interest expense                                                   (17,830)                   (35,190)
         Minority interest and other                                             (8,502)                   (16,356)
                                                              -------------------------      ---------------------
         Net income                                                              24,149                     47,295
         Preferred stock dividends                                                 (744)                    (1,478)
                                                              -------------------------      ---------------------
         Net income for common stockholders                                      23,405                     45,817
                                                              =========================      =====================

         Net income per share:
                  Basic                                       $                    0.41      $                0.80
                                                              =========================      =====================
                  Diluted                                     $                    0.41      $                0.80
                                                              =========================      =====================

(3)      Intangible Assets

         Intangible assets, which arise primarily at InterPark, at June 30, 2001 and December 31, 2000 were (in thousands):

                               June 30,                         December 31,
                                 2001                              2000
                          ------------------                  ----------------

         Goodwill         $           37,131                  $         17,808
         Other                         4,063                                --
                          ------------------                  ----------------
                          $           41,194                  $         17,808
                          ------------------                  ----------------

Amortization expense for the three and six months ended June 30, 2001 was $2.6 million and $4.5 million, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2000, respectively.


(4)      Segment Reporting

         Security Capital operates its business in one reportable segment-ownership of real estate operating and capital management companies. This segment records revenues by reporting its pro-rata share of its investees' earnings before depreciation, amortization and deferred taxes (EBDADT). EBDADT of investees which are not REITs or which conduct development-for-sale activities, include gains and losses on sales of operating properties.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Presented below is a statement of EBDADT reconciled to net earnings.

                                                          Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                     ----------------------------       ---------------------------
                                                         2001             2000               2001          2000
                                                     -----------       ----------       ---------------------------
Equity in EBDADT of investees/divisions              $   136,148       $  109,056       $   273,167     $   208,227
Interest and other income                                  1,879              244             6,311             956
                                                     -----------        ---------       -----------     -----------
     Total income                                        138,027          109,300           279,478         209,183
Operating expenses                                         7,871            9,943            15,897          18,174
Interest expense                                          17,974           20,851            40,641          41,343
                                                     -----------        ---------       -----------     -----------
     Total expense                                        25,845           30,794            56,538          59,517
                                                     -----------        ---------       -----------     -----------
Convertible preferred share dividends                      4,508            4,508             9,017           9,017
                                                     -----------        ---------       -----------     -----------
Basic EBDADT before current income taxes
      and special items                                  107,674           73,998           213,923         140,649
     Current income tax expense                           11,233            3,786            23,871           7,065
                                                     -----------       ----------       -----------     -----------
Basic EBDADT before special items                         96,441           70,212           190,052         133,584
     Realized gains (losses)                                 395              226               880            (568)
     Extraordinary gain (loss) on retirement
        of debt, net of tax                                   --            6,074            (1,945)          6,152
     Gain on sale of Archstone stock, net of tax            (178)           8,747           160,087           8,747
     Other, net                                               --             (491)               --           1,182
                                                     -----------       ----------       -----------     -----------
Basic EBDADT after special items                          96,658           84,768           349,074         149,097
Investee reconciling items:
     Real estate depreciation                            (57,141)         (42,163)         (120,136)        (84,560)
     Gains on sale of depreciated properties               3,724           14,318            13,237          17,605
     Provision for loss on real estate                        --          (71,000)               --         (71,000)
     Unrealized gains and foreign
        currency gains (losses)                            8,262          113,279             1,678         110,483
     EBDADT, net of dividends from
        strategic investees of SC-U.S. Realty                 --           (8,341)               --         (17,702)
     Other                                                 5,047            1,637            (6,242)           (762)
                                                     -----------       ----------       -----------     -----------
                                                         (40,108)           7,730          (111,463)        (45,936)
                                                     -----------       ----------       -----------     -----------
Security Capital reconciling items:
     Deferred tax expense                                (14,042)         (21,895)          (31,210)        (21,108)
     Other                                                 3,928           (1,058)            1,576            (143)
                                                     -----------       ----------       -----------     -----------
                                                         (10,114)         (22,953)          (29,634)        (21,251)
                                                     -----------       ----------       -----------     -----------
Net earnings attributable to common shares           $    46,436       $   69,545       $   207,977     $    81,910
                                                     ===========       ==========       ===========     ===========

(5)      Indebtedness

         A summary of indebtedness as of June 30, 2001, is as follows (in thousands):

                               Security
                               Capital        Belmont       CWS          Homestead      InterPark          Total
                             -----------    -----------   --------       ---------      ---------       -----------
Lines of credit              $    59,000    $       --    $  6,100       $     5,100    $      64       $    70,264
Mortgage and construction
     notes payable                    --        59,032     159,474                --      256,836           475,342
Long-term debt                   699,710            --          --                --      100,000           799,710
Convertible debentures           224,854            --          --                --           --           224,854
Capital lease obligation             --             --          --           134,954           --           134,954

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         On June 12, 2001, Security Capital amended its unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of vendors. Up to $450 million can be drawn on the line and borrowings accrue at LIBOR plus a margin (1.2% at June 30, 2001), based upon Security Capital's credit rating, or a Base Rate defined as the higher of Wells Fargo prime rate or the Federal Fund's rate plus 0.50%.

         CWS Communities has a $50 million revolving line of credit that is collateralized by certain communities. Borrowings bear interest at LIBOR or a Base Rate (as defined) plus applicable margins (ranging from 1.5% to 1.75%). The maturity date is September 15, 2002, with an option to renew for one-year extensions with approval. CWS Communities also has mortgages payable collateralized by certain communities. The mortgages bear interest at rates ranging from 6.86% to 8.63% and have maturity dates from September 2001 to January 2011.

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

         InterPark has mortgages payable collateralized by certain properties. The mortgages bear interest at rates ranging from 8.0% to 9.3% and have maturity dates from December 2001 to December 2048. InterPark also has $100 million of subordinated convertible debt financing bearing interest at 7% (4% due semi-annually and 3% deferred until maturity). The debt can be converted into common stock of InterPark at any time at conversion rates ranging from $12.20 to $13.31 per share, depending on the date. The loan matures in June 2010.

         Security Capital does not guarantee, and is not liable for, the debt incurred by its subsidiaries.


(6)      Shareholders' Equity

     Share Repurchase Program:

         On April 23, 2001, Security Capital announced the final results of its modified Dutch auction self-tender offer, which expired April 17, 2001. The Company purchased approximately 9.3 million shares of Class B common stock at a purchase price of $20.50 per share, or a total of approximately $191 million.

         As of June 30, 2001, Security Capital had repurchased 31.9 million Class B equivalent shares for a combined purchase price of $541 million since August 1999, when the program was initially announced.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Per Share Data:

         The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Shares (in thousands):

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              -------------------------      ----------------------
                                                                 2001           2000            2001         2000
                                                              ----------     ----------      --------    ----------
Net earnings attributable to Common Shares-Basic              $    46,436    $   69,545      $207,977    $   81,910
Convertible debenture interest expense, net of tax                  2,505         2,651         5,027         5,390
Preferred share dividends                                              --            --         9,017            --
                                                              -----------    ----------      --------    ----------
Net earnings attributable to Common Shares-Diluted            $    48,941    $   72,196      $222,021    $   87,300
                                                              ===========    ==========      ========    ==========

Weighted-average Class B Common
   Shares outstanding-Basic                                       140,565       107,950       140,894       109,003
Increase in shares which would result from:
   Exercise of options and warrants                                 2,314         1,554         2,286         1,175
   Conversion of convertible debentures                             9,989        10,554        10,018        10,923
   Conversion of preferred shares                                      --            --         6,606            --
                                                              -----------    ----------      --------    ----------
Weighted-average Class B Common
   Shares outstanding-Diluted                                     152,868       120,058       159,804       121,101
                                                              ===========    ==========      ========    ==========

         For the three and six months ended June 30, 2001, convertible securities issued by InterPark are not assumed converted as the effect is anti-dilutive.

         For the six months ended June 30, 2001, Security Capital's convertible preferred shares are assumed converted as the effect is dilutive.


(7)      Commitments and Contingencies

         As of August 8, 2001, Security Capital and its affiliates have a remaining funding commitment to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $87.5 million to Belmont. At June 30, 2001, Belmont had approximately $43 million of unfunded commitments for developments under construction and InterPark has approximately $21 million of unfunded commitments for acquisitions/developments.


(8)      Sale of Investments

         As discussed in Note 2, Security Capital sold substantially all of its remaining shares of Archstone stock in February 2001, resulting in a gain of $217 million and generating $700.3 million of proceeds, and $57.3 million of estimated income taxes.

         Also, as discussed in Note 2, on August 3, 2001, Security Capital completed the sale of CWS Communities Trust for net after-tax proceeds of $270.0 million.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         The following pro forma financial information for the six months ended June 30, 2000 assumes that the acquisition of SC-U.S. Realty had occurred on January 1, 2000 (in thousands, except per share amounts):

         Income                          $351,209
         Expenses                         336,009
                                          -------
         Net earnings                    $ 15,200
                                         ========
         Net earnings per share:
             Basic                          $0.10
                                            =====
             Diluted                        $0.10
                                            =====

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital Group Incorporated:

     We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of June 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three and six month periods ended June 30, 2001 and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust for the six month period ended June 30, 2000, Storage USA Incorporated for the three month period ended March 31, 2001 and of CarrAmerica Realty Corporation, Regency Centers Corporation and Security Capital European Realty all for the three and six month periods ended June 30, 2001, whose total assets collectively represent 32.8% of the total assets of Security Capital Group Incorporated and subsidiaries as of June 30, 2001 and whose revenues collectively represent 12.5% and 13.4% of the total revenues of Security Capital Group Incorporated and subsidiaries for the six month periods ended June 30, 2001 and 2000, respectively.

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



Chicago, Illinois
August 14, 2001

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


Results of Operations

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months
    Ended June 30, 2000

         A substantial portion of Security Capital's earnings are generated by transactional activities in several of its investees. The timing and frequency of these vary, which may lead to fluctuations in consolidated results quarter to quarter.


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

                                            Equity in Earnings (Loss)
                           -------------------------------------------------------
                              Three Months Ended                 Six Months Ended                % Ownership
                                    June 30,                         June 30,                   as of June 30,
                           --------------------------         ---------------------     ------------------------------
                             2001              2000              2001        2000          2001                2000
                           ---------        ---------         ---------    --------     ------------       -----------

         Archstone         $      --        $    30.7         $     7.3    $   46.1            --             38.0 %
         ProLogis               12.8              6.0              25.6        19.8        28.7 %             30.5 %
         SC-U.S. Realty           --            119.0             (16.5)      119.6            --             40.6 %
         CarrAmerica            16.6               --              29.5          --        46.4 %                 --
         Regency                14.8               --              27.1          --        59.6 %(1)              --
         Storage USA             7.5               --              12.6          --        43.0 %                 --
                           ---------        ---------         ---------    --------
                           $    51.7        $   155.7         $    85.6    $  185.5
                           =========        =========         =========    ========


         (1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights may not exceed 49% per agreement with the investee.

     Archstone

         Security Capital sold its investment in Archstone between July 2000 and February 2001, including the February 28, 2001 sale of substantially all of its remaining 31.7 million Archstone shares (realizing a gain of $217.1 million). Hence, Security Capital's equity in earnings from Archstone for the three and six months ended June 30, 2001 declined.

     ProLogis

         ProLogis' increase in earnings for the three months ended June 30, 2001 compared to the same period in 2000 was due to increased earnings from its joint ventures and lower foreign currency exchange losses, partially offset by an impairment adjustment to the value of a technology investment. The increase in earnings for the six months ended June 30, 2001 compared to the same period in 2000 was due to an increase in contribution from its corporate distribution facilities service business and lower foreign currency exchange losses, partially offset by losses in its temperature-controlled distribution operations and the above mentioned impairment adjustment.

     SC-U.S. Realty

         For the period from January 2, 2001 through January 16, 2001, SC-U.S. Realty recognized unrealized losses on the market value of its investments in public real estate companies.

         As a result of the acquisition of the assets of SC-U.S. Realty on January 16, 2001, Security Capital no longer records its share of SC-U.S. Realty's earnings (which were significantly affected by unrealized securities gains and losses); rather, it records its share of earnings from the former investees of SC-U.S. Realty. The following discusses changes in the result of operations of former SC-U.S. Realty investees.

     CarrAmerica

         CarrAmerica's earnings from continuing operations increased by $2.7 million to $32.6 million for the three months ended June 30, 2001 compared to the same period in 2000 due to an increase in fee service revenues for build-to-suit development, project and construction management, leasing and facility and property management services for third party customers. Earnings from continuing operations for the six months ended June 30, 2001 of $62.8 million were relatively comparable compared to the same period in 2000 as the increase in fee service revenues above were substantially offset by lower gains on sale of assets in 2001.

     Regency

         Regency's net income increased by $8.0 million to $23.4 million for the three months ended June 30, 2001 compared to the same period in 2000 due to 4.4% same-storenet operating income growth and $6.9 million provision for loss recorded in 2000. Net income for the six months ended June 30, 2001 increased by $8.8 million to $45.8 million compared to the same period in 2000 primarily due to the above mentioned provision.

     Storage USA

         Storage USA's net income increased by $2.1 million to $17.2 million for the three months ended June 30, 2001 and increased $1.4 million to $31.1 million for the six months ended June 30, 2001 compared to the same periods in 2000. Both increases were due to revenue growth of 7.5% on a same store basis partially offset by an increase in property level expenses.


Investments in Private Divisions

         Security Capital has significant investments in several real estate companies that operate as private divisions. Security Capital owns all or substantially all of each of these operating companies. Security Capital consolidates the results of the activities of Belmont, CWS Communities, City Center Retail, Homestead and InterPark.

     Belmont

         The increase in Belmont's property revenues and expense is due to additional operating properties. Belmont has six operating properties: three have achieved stabilized occupancy levels and three are prestabilized, compared to all four properties being prestabilized at June 30, 2000. Belmont has four properties under construction.

     CWS Communities

         CWS Communities' property revenues for the three and six months ended June 30, 2001 increased by 9.3% and 14.5% compared to the three and six months ended June 30, 2000. On August 3, 2001, Security Capital sold its investment in CWS to Chateau Communities Inc. for net after-tax cash proceeds of $270.0 million.

     City Center Retail

         City Center Retail has two operating properties and one property under redevelopment. Management is evaluating strategic alternatives, which could include the sale of a portion or all of its assets.

     Homestead

         In the fourth quarter of 2000 and first quarter of 2001, Homestead completed the sale of 25 first-generation properties. The proceeds were used to repay existing debt (including intercompany debt owed to Security Capital). These properties were not representative of Homestead's current competitive design and location strategies.

         Overall property level results for Homestead are summarized below (in millions):

                                                          Three Months Ended                  Six Months Ended
                                                              June 30 ,                           June 30,
                                                     ---------------------------        ---------------------------
                                                        2001              2000             2001              2000
                                                     ---------         ---------        ---------         ---------
         Property revenues                           $    59.5         $    67.3        $   122.0         $   126.8
         Total room expense                              (22.8)            (26.5)           (47.9)            (52.0)
                                                     ---------         ---------        ---------         ---------
         Net operating income                        $    36.7         $    40.8        $    74.1         $    74.8
                                                     =========         =========        =========         =========

         Same Store(1) Property Performance
         Occupancy %                                     77.4%             83.4%            76.3%             78.1%
         Weekly Revenue per Available Room           $     310         $     310        $     312         $     290

         (1) Includes 111 stabilized properties ($940 million investment) as of June 30, 2001.



         The decrease in net operating income from 2000 to 2001 was due to the decrease in the number of operating facilities. Homestead had 111 and 136 operating properties at June 30, 2001 and 2000, respectively.

     InterPark

         In January 2001, Urban Growth Property Trust (Urban Growth) merged into InterPark Holdings, the property manager for most of Urban Growth's properties and is now part of InterPark. Because of the merger, prior year information is not comparable.

     Security Capital Research & Management

         Security Capital Research & Management (formerly Global Capital Management Group) manages or advises capital invested in publicly traded and privately owned real estate companies and securities for investment companies, institutional separate accounts and high net worth clients. The equity in earnings of Security Capital Research & Management's investees includes changes in unrealized gains or losses for SC-Preferred Growth and SC-US Real Estate Shares. These changes are a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings as these investees use fair value accounting. Fluctuations in market prices do not have an impact on cash flow. During the three and six months ended June 30, 2001, a general increase in security prices has positively impacted such equity in earnings.

         Security Capital Research & Management continues to add new investment management clients. Assets managed for separate accounts increased from $765 million at June 30, 2000 to $1.0 billion at June 30, 2001.

     SC-Preferred Growth

         SC-Preferred Growth's earnings for the three months ended June 30, 2001, compared to the same period in 2000, were unchanged as a result of comparable increases in the market prices of its investments. SC-Preferred Growth's earnings for the six months ended June 30, 2001 were lower compared to the same period in 2000 as a result of a general decline in security prices during the first three months of the year.

     SC-US Real Estate Shares

         The decrease in earnings for the three and six months ended June 30, 2001 compared to the same periods in 2000 was due to the decrease in Security Capital's ownership from 24.4% at June 30, 2000 to 12.9 % at June 30, 2001.

     SC-European Realty

         SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets in three businesses. The increase in earnings for the three and six months ended June 30, 2001 compared to the same periods in 2000 was due to gains on sales of office development properties, which were partially offset by increased foreign exchange losses due to the change in foreign exchange rates. In addition, SC-European Realty's parking affiliate's operating performance increased due to acquisitions and improved operations. It is expected that earnings, excluding the impact of property sales, for SC-European Realty will increase as additional properties reach stabilization. However, there is no assurance this will occur and failure to do so would impair the ability of SC-European Realty to grow both its portfolio and its earnings. A substantial portion of SC-European Realty's earnings are generated by transactional activities in several of its investees. The timing and frequency of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.

     EBDADT

         Earnings before depreciation, amortization and deferred taxes, or EBDADT, is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments, the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT of investees who are not REITs or who conduct development-for-sale activities include gains and losses on sales of operating properties. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

         Components of EBDADT before special items are (in thousands):

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                          June 30,
                                                     -----------------------------      ---------------------------
                                                         2001              2000             2001            2000
                                                     ------------      -----------      -----------     -----------
Equity in EBDADT of investees/divisions              $    136,148      $   109,056      $   273,167     $   208,227
Interest and other income                                   1,879              244            6,311             956
                                                     ------------      -----------      -----------     -----------
   Total income                                           138,027          109,300          279,478         209,183
                                                     ------------      -----------      -----------     -----------
Operating expenses                                          7,871            9,943           15,897          18,174
Interest expense                                           17,974           20,851           40,641          41,343
                                                     ------------      -----------      -----------     -----------
   Total expenses                                          25,845           30,794           56,538          59,517
                                                     ------------      -----------      -----------     -----------
Convertible preferred share dividends                       4,508            4,508            9,017           9,017
                                                     ------------      -----------      -----------     -----------
Basic EBDADT before current income
    taxes and special items                               107,674           73,998          213,923         140,649
   Current income tax expense                              11,233            3,786           23,871           7,065
                                                     ------------      -----------      -----------     -----------
Basic EBDADT before special items                    $     96,441      $    70,212      $   190,052     $   133,584
                                                     ============      ===========      ===========     ===========


     Provision for Income Taxes

         The effective tax rate for the first six months of 2001 was 34.5%, which is slightly lower than the expected corporate tax rate of 35% due to non-taxable earnings of a foreign subsidiary.

         For the first six months of 2000, the effective tax rate was 25.1%, which is lower than the expected corporate tax rate of 35% due to the use of a capital loss carry-forward due to a capital gain recognized in 2000 and non-taxable earnings of a foreign subsidiary.

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

         Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at June 30, 2001, was as follows (in thousands):

                  Belmont                          $  92,486
                  CarrAmerica                        711,578
                  City Center Retail                 177,154
                  Homestead                          530,097
                  InterPark                          210,675
                  ProLogis                           636,361
                  Regency                            722,467
                  SC-European Realty                 440,548
                  SC-Preferred Growth                 77,402
                  Storage USA                        377,982



Liquidity and Capital Resources


     Investment Activity

         Security Capital's investment activity primarily consists of allocations to and redemptions from its capital in its various affiliates. The following table summarizes Security Capital's capital allocations to and (proceeds from or redemptions of) its primary investments (in millions):

                                                 Three Months Ended                          Six Months Ended
                                                      June 30,                                    June 30,
                                            ----------------------------                ----------------------------
                                               2001               2000                     2001             2000
                                            ----------        ----------                ---------       ------------
         Archstone                          $        --       $    (32.7)               $  (700.3)      $      (32.7)
         CarrAmerica(1)                              --               --                    683.7                 --
         City Center Retail(1)                       --               --                    141.6                 --
         CWS(1)                                      --               --                    187.2                 --
         InterPark(1)                                --               --                    294.9                 --
         Regency(1)                                  --               --                    602.7                 --
         Storage USA(1)                              --               --                    265.4                 --
         SC-US Real Estate Shares                    --               (6)                      --               (7.3)
         SC-U.S. Realty                              --               --                   (908.8)                --

         Net real estate investment (proceeds):
             Belmont                               15.3             13.1                     32.7               19.3
             City Center Retail                   (14.0)              --                    (13.4)                --
             CWS Communities                       (5.5)              --                     (4.6)                --
             Homestead                              3.2              2.5                      7.0                4.1
             InterPark                              5.5               --                     73.7                 --
             Homestead proceeds from
                sale of land                         --             (9.6)                    80.3              (19.6)

         (1) Reflects allocated purchase price paid to acquire SC-U.S. Realty's assets.

Real estate investments reflect development activity at Security Capital's consolidated subsidiaries.

     Financing Activity

         In January 2001, Security Capital obtained a $530 million transaction loan to finance the acquisition of SC-U.S. Realty's assets and to retire that company's debt. This loan was entirely repaid in February 2001 with the proceeds from the sale of 31.7 million shares of Archstone common shares.

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

         On June 12, 2001, Security Capital amended its unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo) as agent for a group of vendors. Up to $450 million can be drawn on the line and borrowings accrue at LIBOR plus a margin (1.2% at June 30, 2001), based upon Security Capital's credit rating, or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus 0.50%).

     Cash Flow from Operations

         Cash flow from operations decreased from $81.9 million to $64.4 million for the six months ended June 30, 2000 and 2001, respectively. The decrease was due to dividends not being received from Archstone due to sale of that investment and the payment of $56.8 million income taxes on that sale, partially offset by additional dividends received from former investees of SC-U.S. Realty that are now directly owned by Security Capital.

         Current taxes increased due to the 2001 sale of Archstone shares resulting in $217 million in capital gains and the complete utilization of net operating losses during 2000. Not including the income taxes related to the sale of Archstone, cash flow from operations would have been $121.2 million.

     Stock and Debenture Repurchase Programs

         On April 23, 2001, Security Capital announced the final results of its modified Dutch auction self-tender offer, which expired April 17, 2001. The Company purchased approximately 9.3 million shares of Class B common stock at a purchase price of $20.50 per share, or a total of approximately $191 million.

         As of June 30, 2001, Security Capital had repurchased 31.9 million Class B equivalent shares for a combined purchase price of $541 million since August 1999 and $60.3 million of 6.5% convertible subordinated debentures ($80.5 million principal amount).

     Future Capital Commitments and Liquidity

         As of August 8, 2001, Security Capital and its affiliates have a remaining funding commitment to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $87.5 million to Belmont. At June 30, 2001, Belmont had approximately $43 million of unfunded commitments for developments under construction and InterPark has approximately $21 million of unfunded commitments for acquisitions.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. Other than the purchase of assets and assumption of liabilities of SC-U.S. Realty that were recorded at fair value, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Security Capital's 2000 Form 10-K, as compared to their respective book values at June 30, 2001.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         Security Capital held its annual meeting of shareholders on May 17, 2001. On the record date of March 28, 2001, there were outstanding 982,942.1 Class A Shares, 99,160,137 Class B Shares and 257,642 Series B Preferred Shares. Each Class A share is entitled to one vote, each Class B Share is entitled to
 .005 of a vote, and each Series B Preferred Share is entitled to .0641 of a vote. A total of 869,112 Class A Shares, 83,657,338 shares, 418,286 votes Class B Shares, and 16,516 Series B Preferred Shares were voted, for a total of 1,303,914 votes.

         The shareholders of Security Capital elected the following Class II Directors to serve three-year terms expiring in 2004 by the following votes:

         1,302,719 votes for the election of Mr. Cyrus F. Freidheim, Jr.
                  (1,195 votes withheld);
         1,302,458 votes for the election of Mr. H. Laurance Fuller
                  (1,456 votes withheld);
         1,302,685 votes for the election of Mrs. Janet Hill
                  (1,229 votes withheld); and,
         1,302,460 votes for the election of Mr. Ray L. Hunt
                  (1,454 votes withheld).


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Amended and Restated Credit Agreement, dated as of June 12, 2001 by and between Security Capital and Bank of America, N.A., The Chase Manhattan Bank, Wells Fargo Bank, National Association and Chase Securities, Inc.

        12.1     Computation of Ratio of Earnings to Fixed Charges

        12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

        15       Letter  from  Arthur  Andersen  LLP,  dated   August 14,  2001,
                 regarding unaudited financial information

(b)      Reports on Form 8-K

                 Date                       Items Reported
                 ----                       --------------

                 June 8, 2001               Item 5, Item 7
                 June 14, 2001              Item 5, Item 7

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


                                           SECURITY CAPITAL GROUP INCORPORATED



                                                /s/ Paul E. Szurek
                                         ---------------------------------------
                                         Paul E. Szurek, Chief Financial Officer
                                               (Principal Financial Officer)



                                                /s/ James C. Swaim
                                         ---------------------------------------
                                            James C. Swaim, Sr. Vice President
                                              (Principal Accounting Officer)






Date:  August 14, 2001

                                                                     Exhibit 4.1
ATL01/10972367v8

                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT


     THIS SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") dated as of June 12, 2001 by and among SECURITY CAPITAL GROUP INCORPORATED, a Maryland corporation ("Borrower"), each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 10.8. ("Lenders"), COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES, as Documentation Agent (the "Documentation Agent"), THE CHASE MANHATTAN BANK and BANK OF AMERICA, N.A., each as Syndication Agent (the "Syndication Agents"), WELLS FARGO BANK, NATIONAL ASSOCIATION and J.P. MORGAN SECURITIES INC., as Co-Lead Arrangers/Joint Book Managers (the "Co-Lead Arrangers") and WELLS FARGO BANK, NATIONAL ASSOCIATION, as contractual representative for Lenders to the extent and in the manner provided in Article IX. below (in such capacity "Agent").

     WHEREAS, certain of the Lenders and other financial institutions have made available to Borrower a $470,000,000 revolving credit facility, on the terms and conditions contained in that certain Amended and Restated Credit Agreement dated as of December 8, 2000 (as amended and in effect immediately prior to the date hereof, the "Existing Credit Agreement") by and among the Borrower, such Lenders, certain other financial institutions, the Agent and the other parties thereto;

     WHEREAS, Borrower, Lenders and Agent desire to amend and restate the terms of the Existing Credit Agreement in order to (a) reduce the amount of the credit facility provided thereunder to $450,000,000, (b) provide for a $10,000,000 letter of credit subfacility and (c) amend certain other terms thereof, all pursuant to the terms hereof.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree that the Existing Credit Agreement is amended and restated in its entirety as follows:

                             ARTICLE I. DEFINITIONS

     SECTION 1.1. Definitions.

     The following terms, as used herein, have the following meanings:

     "Accession Agreement" means an Accession Agreement substantially in the form of Annex I to the Guaranty.

     "Additional Costs" has the meaning given that term in Section 4.1.

     "Affiliate" means any Person which controls, is controlled by or is under common control with Borrower. As used herein, the term "control" means possession, directly or indirectly, of the power to vote twenty percent (20%) or more of any class of voting securities of a Person or to direct or otherwise cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

     "Applicable Law" means all applicable provisions of local, state, federal and foreign constitutions, statutes, rules, regulations, ordinances, decrees, permits, concessions and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

     "Applicable Margin" means the percentage per annum determined at any time based on the range into which Borrower's Credit Rating then falls, in accordance with the table set forth below. Any change in Borrower's Credit Rating which would cause the Applicable Margin to be determined based on a different Level in the table shall take effect on the date on which such change occurs. Notwithstanding anything to the contrary in this paragraph, during any period in which Borrower has no Credit Rating from either S&P or Moody's, the Applicable Margin shall be the percentage corresponding to Level 6 in the table. During any period in which Borrower shall only have one Credit Rating, the Applicable Margin shall be based on such Credit Rating. During any period that Borrower receives only two Credit Ratings and such Credit Ratings are not equivalent, the Applicable Margin shall be determined by the lower of such two Credit Ratings. During any period that Borrower receives more than two Credit Ratings and such Credit Ratings are not equivalent, the Applicable Margin shall be determined by the lower of the two highest Credit Ratings.

-------------- ------------------------------------------ ---------------------------- ----------------------------
                       Borrower's Credit Rating              Applicable Margin for     Applicable Margin for Base
    Level          (S&P/Moody's/Fitch or equivalent)              LIBOR Loans                  Rate Loans
-------------- ------------------------------------------ ---------------------------- ----------------------------
      1        A/A2 or equivalent                                     0.90%                        0.0%
-------------- ------------------------------------------ ---------------------------- ----------------------------
      2        A-/A3 or equivalent                                    1.00%                        0.0%
-------------- ------------------------------------------ ---------------------------- ----------------------------
-------------- ------------------------------------------ ---------------------------- ----------------------------
      3        BBB+/Baa1 or equivalent                                1.10%                        0.0%
-------------- ------------------------------------------ ---------------------------- ----------------------------
-------------- ------------------------------------------ ---------------------------- ----------------------------
      4        BBB/Baa2 (or equivalent)                               1.20%                        0.0%
-------------- ------------------------------------------ ---------------------------- ----------------------------
-------------- ------------------------------------------ ---------------------------- ----------------------------
      5        BBB-/Baa3 (or equivalent)                              1.30%                        0.10%
-------------- ------------------------------------------ ---------------------------- ----------------------------
-------------- ------------------------------------------ ---------------------------- ----------------------------
      6        Lower than BBB-/Baa3 or equivalent                     1.80%                        0.50%
-------------- ------------------------------------------ ---------------------------- ----------------------------

     "Approved Issuer" means an Issuer which the Supermajority Lenders has approved in writing as being eligible for inclusion in determinations of Borrower's compliance with the limitation of clause (a) of the definition of Unencumbered Pool Value. As of the Effective Date, the only Approved Issuers are CarrAmerica Realty Corp., ProLogis Trust, Regency Centers Corporation and Storage USA, Inc.

     "Assignee" has the meaning given that term in Section 10.8.(c).

     "Assignment and Acceptance Agreement" means an Assignment and Acceptance Agreement between a Lender and an Assignee, substantially in the form of Exhibit A.

     "Authorized Representative" means, with respect to any Person, the Chairman, Vice Chairman, any Managing Director, the Chief Financial Officer, any controller or any other officer, employee or representative of such Person duly authorized by such Person to act on behalf of such Person in connection with this Agreement and the transactions contemplated hereby; provided that evidence of such authority shall have been provided to Agent promptly following Agent's request therefor and such evidence shall be satisfactory in form and substance to Agent.

     "Available  Loan Amount" means,  at any time, the amount,  if any, by which
(a) the Unencumbered Pool Value at such time divided by 2.0, exceeds (b) all Unsecured Liabilities (excluding the Loans and the Letter of Credit Liabilities) of Borrower and its Consolidated Subsidiaries.

     "Base Rate" means the greater of (a) the rate of interest per annum established from time to time by Agent and designated as its prime rate (which rate of interest may not be the lowest rate charged by Agent or any of Lenders on similar loans) and (b) the Federal Funds Rate plus one-half of one percent (0.5%). Each change in the Base Rate shall become effective without prior notice to Borrower or Lenders automatically as of the opening of business on the date of such change in the Base Rate.

     "Base Rate Loan" means any Revolving Loan or Term Loan hereunder with respect to which the interest rate is calculated by reference to the Base Rate.

     "Business Day" means (a) any day except a Saturday, Sunday or other day on which commercial banks in Atlanta, Georgia, New York, New York or San Francisco, California are authorized or required to close and (b) with reference to LIBOR Loans, any such day on which dealings in Dollar deposits are carried out in the London interbank market.

     "Capital  Management  Entity"  means a  Subsidiary  of the  Borrower  which
(i) provides investment management or investment advisory services pursuant to any contract or agreement or series of contracts or agreements; or (ii) is a Person that (A) is registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"), or (B) is exempt from registration under the Investment Company Act and makes passive investments in companies or funds in which such Person does not have representation on the board of directors or similar body or participate on a regular basis in the management of such company or fund. As of the Effective Date, the only Capital Management Entities are Security Capital European Realty, Security Capital Preferred Growth Incorporated, Security Capital European Real Estate Shares and Security Capital U.S. Real Estate Shares.

     "Capitalized Lease Obligation" means Indebtedness represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with generally accepted accounting principles, and the amount of such Indebtedness shall be the capitalized amount of such obligations determined in accordance with such principles.

     "Cash Flow" means, with respect to a Person for the four fiscal quarter period ending as of the date of determination, such Person's net income for such period determined in accordance with generally accepted accounting principles, except that cash dividends and other cash received from Investments in
Consolidated Subsidiaries, other Subsidiaries or any other Persons shall be substituted for net income of Consolidated Subsidiaries and for equity in earnings of any such Subsidiaries or other Persons, exclusive of the following amounts (but only to the extent that any of the following amounts were taken into account when determining such net income): (a) income taxes accrued for such period; (b) interest expense paid or accrued for such period (excluding interest accrued in respect of any "zero coupon" Indebtedness and other similar Indebtedness for which interest is not due and payable); (c) depreciation and amortization expenses for such period; (d) the return of capital component of dividends received for such period (to the extent that such component is not reflected already in net income); (e) non-recurring extraordinary income and expenses, non-recurring special charges (such as restructuring charges, non-recurring asset write-downs, and costs and charges related to asset acquisitions and dispositions), and non-recurring costs or charges related to accounting charges for such period; provided, however, to the extent that the cash component of the expenses, costs and charges referred to in this clause (e) would exceed $10,000,000 in the aggregate for such period, such excess shall not be excluded from net income; (f) capital gains and losses for such period on any disposition of Investments in any Real Estate Companies that are Strategic Investees; and (g) unrealized gains and losses.

     "Cash Flow Available for Distribution" means, with respect to a Person for a given period, such Person's net income for such period determined in accordance with generally accepted accounting principles, except that cash dividends and other cash received from Investments in Consolidated Subsidiaries, other Subsidiaries or any other Persons shall be substituted for net income of Consolidated Subsidiaries and for equity in earnings of any such Subsidiaries or other Persons, exclusive of the following amounts (but only to the extent that any of the following amounts were taken into account when determining such net income): (a) interest expense accrued (but not paid) for such period (excluding interest accrued in respect of any "zero coupon" Indebtedness and other similar Indebtedness for which interest is not due and payable); (b) depreciation and amortization expenses for such period; (c) the return of capital component of dividends received for such period (to the extent that such component is not reflected already in net income); (d) non-recurring extraordinary income and expenses, non-recurring special charges (such as restructuring charges, non-recurring asset write-downs, and costs and charges related to asset acquisitions and dispositions), and non-recurring costs or charges related to accounting charges for such period; provided, however, to the extent that the cash component of the expenses, costs and charges referred to in this clause (d) would exceed $10,000,000 in the aggregate for such period, such excess shall not be excluded from net income; (e) capital gains and losses for such period on any disposition of Investments in any Real Estate Companies that are Strategic Investees; and (f) unrealized gains and losses.

     "Cash Flow to Interest Ratio" means, for any Person and for any given period, the ratio of (a) the sum of each of the following of such Person during such period: (i) net income, (ii) income taxes paid or accrued, (iii) interest expense paid or accrued (excluding any capitalized interest and interest accrued in respect of any "zero-coupon" Indebtedness or other similar Indebtedness for which interest is not due and payable) and (iv) depreciation and amortization deductions (but only to the extent, in each case, that such taxes, expenses and deductions are reflected in the calculation of such Person's net income for such period) to (b) interest expense paid or accrued (excluding any capitalized interest and interest accrued in respect of any "zero-coupon" Indebtedness or other similar Indebtedness for which interest is not due and payable) by such Person during such period, including interest on any Indebtedness of such Person convertible into capital stock of such Person.

     "Collateral Account" means a special non-interest bearing deposit account maintained by the Agent under its sole dominion and control.

     "Commitment" means, as to each Lender, such Lender's obligation to make Revolving Loans pursuant to Section 2.1. and to issue (in the case of the Agent) or participate in (in the case of the Lenders other than the Agent in such capacity) Letters of Credit pursuant to Section 2.16.(a) and (f) respectively, in an amount up to, but not exceeding (but in the case of the Agent, excluding the aggregate amount of participations in the Letters of Credit held by other Lenders), the amount set forth for such Lender on its signature page hereto as such Lender's "Commitment Amount", as the same may be reduced from time to time pursuant to Section 2.9., or as appropriate to reflect assignments to or by such Lender effected in accordance with Section 10.8.

     "Compliance    Certificate"    means   the    certificate    described   in
Section 7.1.(c).

     "Consolidated Subsidiary" means, with respect to a Person at any date, any Subsidiary or other entity the accounts of which would be consolidated with those of such Person in its consolidated financial statements in accordance with generally accepted accounting principles, if such statements were prepared as of such date (other than (a) any Strategic Investee, (b) any Capital Management Entity and (c) any Subsidiary that is a preferred stock subsidiary of any Affiliate of such Person the economic interest in which Subsidiary owned by such Person is less than 15% of the aggregate thereof).

     "Contingent Obligation" means, for any Person, any commitment, undertaking, Guarantee or other obligation constituting a contingent liability that must be accrued under generally accepted accounting principles.

     "Continue", "Continuation" and "Continued" each refers to the continuation of a LIBOR Loan from one Interest Period to the next Interest Period pursuant to
Section 2.4.

     "Convert", "Conversion" and "Converted" each refers to the conversion of a Loan of one Type into a Loan of another Type pursuant to Section 2.5.

     "Credit Rating" of any Person means the rating assigned by a Rating Agency to the senior unsecured long term indebtedness of such Person.

     "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

     "Defaulting Lender" has the meaning given that term in Section 3.5.

     "Dollars" or "$" means the lawful currency of the United States of America.

     "EBITDA" means, with respect to a Person and for a given period determined on a consolidated basis, such Person's net income exclusive of the following (but only to the extent, in each case, reflected in the calculation of such Person's net income for such period): (i) income taxes paid or accrued,
(ii) interest expense paid or accrued, (iii) depreciation and amortization deductions, (iv) extraordinary gains and losses (whether cash or noncash), and
(v) non-recurring extraordinary expenses, non-recurring special charges (such as restructuring charges, non-recurring asset write-downs, and costs and charges related to asset acquisitions and dispositions), and non-recurring costs or charges related to accounting charges for such period; provided, however, to the extent that the cash component of the expenses, costs and charges referred to in this clause (v) would exceed $10,000,000 in the aggregate for such period, such excess shall not be excluded from net income.

     "Effective Date" means the date this Agreement becomes effective in accordance with Section 5.1.

     "Eligible Assignee" means any Person who is: (i) currently a Lender; (ii) a commercial bank, trust company, savings and loan association, savings bank, insurance company, investment bank or pension fund organized under the laws of the United States of America, or any state thereof, and having total assets in excess of $5,000,000,000; or (iii) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development ("OECD"), or a political subdivision of any such country, and having total assets in excess of $10,000,000,000, provided that such bank is acting through a branch or agency located in the United States of America. If such Person is not currently a Lender, such Person's senior unsecured long term indebtedness must be rated BBB or higher by S&P, Baa2 or higher by Moody's, or the equivalent or higher of either such rating by another rating agency acceptable to Agent. Notwithstanding the foregoing, if an Event of Default shall have occurred and be continuing under Section 8.1.(a) or (b), the term "Eligible Assignee" shall mean any Person that is not an individual.

     "Environmental Laws" means any and all Applicable Laws relating to the environment and that are applicable to Borrower and its assets or properties, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

     "ERISA Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control that are treated as a single employer under Section 414 of the Internal Revenue Code.

     "ERISA Plan" means any employee benefit plan subject to Title I of ERISA.

     "Event of Default" means the  occurrence of any of the events  specified in
Section 8.1., whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any governmental or nongovernmental body; provided that any requirement for notice or lapse of time or any other condition has been satisfied.

     "Existing Credit Agreement" has the meaning given such term in the first "WHEREAS" paragraph of this Agreement.

     "Extension Request" has the meaning given that term in Section 2.10.

     "Federal Funds Rate" means, on any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Agent on such day on such transactions as reasonably determined by Agent.

     "Fitch" means Fitch, Inc.

     "Fixed Charges" means, with respect to a Person for the four fiscal quarter period ending as of the date of determination, the sum of (a) the total amount of accrued or paid interest (including, without limitation, interest expense attributable to Capitalized Lease Obligations but excluding interest accrued in respect of any "zero coupon" Indebtedness and other similar Indebtedness for which interest is not due and payable) of such Person for such period, and in any event shall include all accrued, paid or capitalized interest with respect to any Indebtedness or other obligation in respect of which such Person is wholly or partially liable, whether pursuant to any repayment, interest carry, performance Guarantee or otherwise (excluding any such "zero coupon" Indebtedness and other similar Indebtedness) and in any event shall include all letter of credit fees paid or accrued by such Person during such period plus
(b) regularly scheduled principal payments on Indebtedness of such Person during such period, other than (i) any balloon, bullet or similar principal payment payable on any Indebtedness of such Person which spreads the final payment thereof over a period and thereby reduces refinancing risk and repays such Indebtedness in full and (ii) in the case of the Borrower, principal payments in respect of the Term Loans. "Fixed Charges" shall include such Person's ownership share of all of the foregoing of any Affiliate of such Person (excluding, in the case of Borrower, any Affiliate that is a Strategic Investee or Capital Management Entity) that is not a Consolidated Subsidiary (with such ownership share being based on the greater of such Person's nominal ownership interest or economic interest in any such Affiliate). For purposes of clarity, when determining Borrower's compliance with Section 7.7.(c), the amount of Fixed
Charges of Strategic Investees and Capital Management Entities shall be disregarded.

     "Foreign Lender" means any Lender organized under the laws of any jurisdiction other than the United States of America, any State thereof or the District of Columbia.

     "Funding Obligation" has the meaning given that term in Section 10.8.(g).

     "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

     "Governmental Authority" means any government (or any political subdivision or jurisdiction thereof), court, bureau, agency or other governmental authority having jurisdiction over Borrower, any Guarantor or any other Subsidiary, or any of its or their business, operations or properties.

     "Granting Lender" has the meaning given that term in Section 10.8.(g).

     "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

     "Guarantor" means SC Realty, SC Capital Incorporated, a Nevada corporation, Security Capital Holdings II Incorporated, a Delaware corporation, Security Capital Holdings III Incorporated, a Delaware corporation, Security Capital Operations, Security Capital Lodging Incorporated, a Delaware corporation, Security Capital Assisted Living Incorporated, a Delaware corporation, Security Capital Parking Incorporated, a Delaware corporation, Security Capital European Incorporated, a Delaware corporation, Security Capital Manufactured Housing
Incorporated, a Delaware corporation, East Mixed-Use Realty Investors Trust (which is to change its name to Security Capital Office Business Trust), a Maryland real estate investment trust, Midwest Mixed-Use Realty Investors Trust (which is to change its name to Security Capital Shopping Mall Business Trust), a Maryland real estate investment trust, West Mixed-Use Realty Investors Trust (which is to change its name to Security Capital Warehouse Distribution Business Trust), a Maryland real estate investment trust, and any other Subsidiary of Borrower that later becomes a party to the Guaranty.

     "Guaranty" means the Guaranty dated as of January 16, 2001 in favor of Agent and Lenders to which each of SC Realty, Security Capital Holdings III Incorporated, Security Capital Lodging Incorporated, Security Capital Assisted Living Incorporated, Security Capital Parking Incorporated, Security Capital European Incorporated, Security Capital Manufactured Housing Incorporated, East Mixed-Use Realty Investors Trust, Midwest Mixed-Use Realty Investors Trust, and West Mixed-Use Realty Investors Trust is a party, and to which SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations will each become a party concurrently with the execution of this Agreement by executing Accession Agreements substantially in the form of Annex I to the Guaranty.

     "Guaranty Exempt Entity" means any Subsidiary that satisfies all of the following conditions: (a) such Subsidiary was established for the sole purpose of owning Qualifying Securities; (b) all of the issued and outstanding equity interests of such Subsidiary are owned, directly or indirectly, by the Borrower (or in the case of a Subsidiary that qualifies as a REIT, at least 99% of the issued and outstanding equity interests are owned, directly or indirectly, by the Borrower; (c) such Subsidiary does not own any Traded Securities issued by Approved Issuers; and (d) such Subsidiary has no Indebtedness and is prohibited from incurring any Indebtedness pursuant to a restriction in such Subsidiary's Organizational Documents.

     "Hazardous Substances" means any toxic, radioactive, caustic or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, or any substance having any constituent elements displaying any of the foregoing characteristics, which if managed, disposed of, released or discharged would require reporting, clean-up or remediation under Environmental Laws.

     "Homestead" means Homestead Village Incorporated, a Maryland corporation, and its successors.

     "Indebtedness"  of any  Person  means  at any  date,  without  duplication,
(a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or other similar debt instruments, (c) all obligations of such Person to pay the purchase price of property or services if such obligations are payable after the receipt of such property or rendition of such services, except (i) accounts payable arising in the ordinary course of business, (ii) obligations incurred in the ordinary course to pay the purchase price of Securities so long as such obligations are paid within customary settlement periods and (iii) obligations to purchase Securities pursuant to subscription or stock purchase agreements, or otherwise make capital contributions, in or with respect to Strategic Investees or Capital Management Entities, (d) all Capitalized Lease Obligations of such Person,
(e) all reimbursement obligations of such Person under letters of credit or acceptances in respect of drawings thereunder to the extent not reimbursed,
(f) all Indebtedness secured by a Lien on any asset of such Person, whether or not such Indebtedness is otherwise an obligation of such Person, and (g) all Indebtedness of others Guaranteed by such Person or which is otherwise recourse to such Person, including all Indebtedness of any partnership of which such Person is a general partner. Notwithstanding the foregoing, for purposes of calculating Borrower's compliance with Section 7.7., accounts payable (other than deferred compensation and obligations incurred in the ordinary course to pay the purchase price of Securities so long as such obligations are paid within customary settlement periods) of Borrower in excess of 3.0% of the undepreciated book value (determined in accordance with generally accepted accounting principles) of the assets of the Borrower, at any time outstanding shall be treated as Indebtedness to the extent of such excess. In addition, for purposes of calculating Borrower's compliance with Section 7.7.(d) the Borrower's Indebtedness shall include the Borrower's ownership share of all of the foregoing of any Affiliate of Borrower (excluding any Affiliate that is a Strategic Investee or a Capital Management Entity) that is not a Consolidated Subsidiary (with such ownership share being based on the greater of such Person's nominal ownership interest or economic interest in any such Affiliate) and which Indebtedness is secured in any manner by any Lien on any property.

     "Intangible Assets" means, with respect to any Person, the amount (to the extent reflected in determining stockholders' equity of such Person) of all items which in accordance with generally accepted accounting principles would be properly classified as intangible assets.

     "Interest Period" means with respect to any LIBOR Loan, the period commencing on the date of the borrowing, Conversion or Continuation of such Loan and ending on the last day of the period selected by Borrower pursuant to the provisions below. The duration of each Interest Period shall be one, two, three or six months, in each case as Borrower may, in an appropriate Notice of Borrowing, Notice of Continuation or Notice of Conversion, select (except in the case of LIBOR Loans made under Section 2.14.(e)). In no event shall an Interest Period of a Revolving Loan extend beyond the Revolving Credit Termination Date and in no event shall an Interest Period of any Loan extend beyond the Termination Date. Whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided, however, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

     "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

     "Investment" means, with respect to a Person, the legal or beneficial ownership by such Person of any capital stock or other equity interest in another Person, whether or not such ownership constitutes a controlling interest in such other Person, and shall include all Consolidated Subsidiaries of such Person.

     "Investment Grade" means, with respect to an Issuer, that such Issuer has Credit Ratings of BBB-/Baa3 (or equivalent) or better assigned by at least two of S&P, Moody's and Fitch.

     "Issuer" means with respect to a Security, the Person issuing such Security.

     "L/C Commitment Amount" means an amount equal to $10,000,000.

     "Lending Office" means, for each Lender and for each Type of Loan, the office of such Lender specified as such on its signature page hereto, or such other office of such Lender as such Lender may notify Agent in writing from time to time.

     "Letter of Credit" has the meaning set forth in Section 2.16.(a).

     "Letter of Credit Documents" means, with respect to any Letter of Credit, collectively, any application therefor, any certificate or other document presented in connection with a drawing under such Letter of Credit and any other agreement, instrument or other document governing or providing for (a) the rights and obligations of the parties concerned or at risk with respect to such Letter of Credit or (b) any collateral security for any of such obligations.

     "Letter of Credit Liabilities" shall mean, without duplication, at any time and in respect of any Letter of Credit, the sum of (a) the Stated Amount of such Letter of Credit plus (b) the aggregate unpaid principal amount of all Reimbursement Obligations of the Borrower at such time due and payable in respect of all drawings made under such Letter of Credit. For purposes of this Agreement, a Lender (other than the Agent in its capacity as such) shall be deemed to hold a Letter of Credit Liability in an amount equal to its participation interest in the related Letter of Credit under Section 2.16.(f), and the Agent shall be deemed to hold a Letter of Credit Liability in an amount equal to its retained interest in the related Letter of Credit after giving effect to the acquisition by the Lenders other than the Agent of their participation interests under such Section.

     "LIBO Rate" means, with respect to each Interest Period, the average rate of interest per annum (rounded upwards, if necessary, to the next highest 1/16th of 1%) at which deposits in immediately available funds in Dollars are offered to Agent (at approximately 9:00 a.m., two Business Days prior to the first day of such Interest Period) by first class banks in the interbank Eurodollar market where the Eurodollar operations of Agent are customarily conducted, for delivery on the first day of such Interest Period, such deposits being for a period of time equal or comparable to such Interest Period and in an amount equal to or comparable to the principal amount of the LIBOR Loan to which such Interest Period relates. Each determination of the LIBO Rate by Agent shall, in absence of demonstrable error, be conclusive and binding.

     "LIBOR Loan" means any Revolving Loan or Term Loan hereunder with respect to which the interest rate is calculated by reference to the LIBO Rate for a particular Interest Period.

     "Lien" as applied to the property of any Person means: (a) any mortgage, deed to secure debt, deed of trust, pledge, lien, charge or lease constituting a Capitalized Lease Obligation, conditional sale or other title retention agreement, or other security interest, security title or encumbrance of any kind in respect of any property of such Person, or upon the income or profits therefrom; (b) any arrangement, express or implied, under which any property of such Person is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person; and (c) the filing of, or any agreement to give, any financing statement under the Uniform Commercial Code or its equivalent in any jurisdiction.

     "Loan" means a Revolving Loan, a Swingline Loan or a Term Loan.

     "Loan Document" means this Agreement, each of the Notes, each Letter of Credit Document, the Guaranty, any agreement evidencing the fees referred to in
Section 3.1.(d) and each other document or instrument executed and delivered by Borrower or any Guarantor in connection with this Agreement or any of the other foregoing documents.

     "Majority Lenders" means, as of any date, Lenders whose combined Pro Rata Shares exceed 50.0%.

     "Market Value" means, with respect to a Security and on the date of determination thereof, the value determined in accordance with the following method applicable to such Security:

     (a) in the case of a Security listed on the New York Stock Exchange, the American Stock Exchange, or some other principal national securities exchange in the United States of America, the reported last sale price of a unit of such security regular way on a given day, or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices regular way, in each case on the New York Stock Exchange Composite Tape, the American Stock Exchange Composite Tape or the principal national securities exchange in the United States of America on which the security is listed or admitted to trading, as applicable, or, if such Security is not listed or admitted to trading on any national securities exchange in the United States of America, the closing sales price, or if there is no closing sales price, the average of the closing bid and asked prices, in the over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System,

     (b) in the case of a Security listed on a principal national securities exchange in Luxembourg, Amsterdam or other European country, the price of such Security as reported on such exchange by the most widely recognized reporting method customarily relied upon by financial institutions in such country and which method is reasonably acceptable to Co-Lead Arrangers,

     (c) in the case of a Security issued by an investment fund which invests primarily in the Securities of publicly traded real estate companies and the net asset value of which is regularly determined (and in any event at least every three months) and reported publicly, the reported net asset value of such Security,

     (d) in the case of any other Security, one of the following, as provided below (determined on a per share basis in a manner acceptable to Co-Lead Arrangers):

     (i) in the case of a Security issued by a private investment fund which invests primarily in the Securities of publicly traded real estate companies and the net asset value of which is regularly determined (and in any event at least every three months) and reported to its shareholders, the reported net asset value of such Security,

     (ii) the sum of (A) EBITDA of the Issuer of such Security for the fiscal quarter of such Issuer most recently ending multiplied by 4 divided by 9.25% (or in the case of Securities issued by Homestead, EBITDA of Homestead for the four fiscal quarter period of Homestead most recently ending prior to the date of determination divided by 11.00%), plus (B) with respect to any tangible assets of such Issuer that did not generate income included in the determination of EBITDA, the book value of such assets as of the end of such fiscal quarter, minus
          (C) the total liabilities of such Issuer as of the end of such fiscal quarter, or

     (iii)the book value of such Security as reflected on the balance sheet of Borrower thereof as of the fiscal quarter of Borrower most recently ending.

Securities issued by InterPark Holdings Incorporated, Homestead, CWS Communities and by BelmontCorp shall be valued in accordance with the method described in the immediately preceding clause (ii), Securities issued by Security Capital European Real Estate Shares, Security Capital Preferred Growth Incorporated and Security Capital U.S. Real Estate Shares shall be valued in accordance with the method described in the immediately preceding clause (i), and Securities issued by Security Capital European Realty and City Center Retail Trust shall be valued in accordance with the method described in the immediately preceding clause (iii). Securities of any other Issuer shall be valued in accordance with one of such methods as Co-Lead Arrangers and Borrower may agree. The value of Securities of an Issuer may be determined in accordance with the method described in the immediately preceding clause (iii) for a maximum period of two years, after which such value shall be determined in accordance with the immediately preceding clause (ii) (or clause (i) in the case of a private investment fund, if such method is then acceptable to Co-Lead Arrangers) if no other valuation method referred to above should then apply.

Any determination of the "Market Value" of a Security pursuant to this definition shall be based on the assumption that offers of such Security are exempt from registration under the Securities Act. In addition if the "Market Value" of a Security determined pursuant to the above provisions of this definition would be less than zero, then such "Market Value" shall be equal to zero.

     "Market Value Net Worth" means, on a given date, (a) the sum of (i) the Market Value on and as of such date of all Securities (excluding preferred stock referred to in the immediately following clause (ii)) owned by Borrower and its Consolidated Subsidiaries and which Securities are issued by Real Estate Companies, (ii) the aggregate liquidation preference value of any preferred stock owned by the Borrower and its Consolidated Subsidiaries on and as of such date, (iii) the book value of all other assets of Borrower and its Consolidated Subsidiaries (excluding all Intangible Assets and Securities issued by a Person which has no publicly traded Securities) on and as of such date and (iv) all cash and cash equivalents of Borrower and its Consolidated Subsidiaries on and as of such date, minus (b) the Total Liabilities (excluding deferred taxes on unrealized gains) of Borrower and its Consolidated Subsidiaries as of such date as determined in accordance with generally accepted accounting principles. The Market Value of Securities which are the subject of purchase obligations, repurchase obligations, forward commitments and other unfunded obligations shall be included in Market Value Net Worth to the extent that the amount of such purchase obligations, repurchase obligations, forward commitments and other unfunded obligations are included in Total Liabilities.

     "Materially Adverse Effect" means a materially adverse effect on (a) the business, assets, liabilities, financial condition, or results of operations of Borrower and its Consolidated Subsidiaries, or any Guarantor and its Consolidated Subsidiaries, in each case taken as a whole, (b) the ability of Borrower or any Guarantor to perform its obligations under any Loan Document to which it is a party, (c) the validity or enforceability of any of such Loan Documents, (d) the rights and remedies of Lenders and Agent under any of such Loan Documents or (e) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith.

     "Moody's" means Moody's Investors Service, Inc.

     "Net Worth" means, for any Person, all amounts which would, in accordance with generally accepted accounting principles, be included under stockholders' equity on the balance sheet of such Person.

     "Non-ERISA Plan" means any Plan subject to Section 4975 of the Internal Revenue Code.

     "Nonrecourse Indebtedness" means, with respect to a Person, Indebtedness for borrowed money in respect of which recourse for payment (except for customary exceptions for fraud and other similar exceptions acceptable to the Agent in its sole discretion) is contractually limited to specific assets of such Person encumbered by a Lien securing such Indebtedness.

     "Note" means either a Revolving Note or the Swingline Note.

     "Notice of Borrowing" means a notice in the form of Exhibit B to be delivered to Agent pursuant to Section 2.2. evidencing Borrower's request for a borrowing of Revolving Loans.

     "Notice of Continuation" means a notice in the form of Exhibit C to be delivered to Agent pursuant to Section 2.4. evidencing Borrower's request for the Continuation of a borrowing of Revolving Loans.

     "Notice of Conversion" means a notice in the form of Exhibit D to be delivered to Agent pursuant to Section 2.5. evidencing Borrower's request for the Conversion of a borrowing of Revolving Loans.

     "Notice of Swingline Borrowing" means a notice in the form of Exhibit E to be delivered to Swingline Lender pursuant to Section 2.14.(b) evidencing Borrower's request for a Swingline Loan.

     "Obligations" means, individually and collectively: (a) all Loans; (b) all Reimbursement Obligations and all other Letter of Credit Liabilities (c) any and all renewals and extensions of any of the foregoing and (d) all other indebtedness, liabilities, obligations, covenants and duties of Borrower owing to Agent, any Lender or Swingline Lender of every kind, nature and description, under or in respect of this Agreement or any of the other Loan Documents, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any promissory note.

     "Organizational Documents" means with respect to a Person and to the extent applicable, such Person's articles of incorporation, articles of organization, partnership agreement, bylaws or other similar organization documents.

     "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Permitted Liens" means (a) pledges or deposits made to secure payment of worker's compensation (or to participate in any fund in connection with worker's compensation insurance), unemployment insurance, pensions or social security programs, (b) encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, provided that such items do not materially impair the use of such property for the purposes intended and none of which is violated in any material respect by existing or proposed structures or land use, (c) Liens for taxes not yet due and payable, (d) Liens imposed by mandatory provisions of Applicable Law such as for materialmen's, mechanic's, warehousemen's and other like Liens arising in the ordinary course of business, securing payment of Indebtedness the payment of which is not yet due, (e) Liens for taxes, assessments and governmental charges or assessments that are being contested in good faith by appropriate proceedings diligently conducted, and for which reserves, if any, required under generally accepted accounting principles have been provided, (f) Liens expressly permitted under the terms of the Loan Documents, and (g) any extension, renewal or replacement of the foregoing to the extent such Lien as so extended, renewed or replaced would otherwise be permitted hereunder.

     "Person" means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Plan" means at any time an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code.

     "Pro Rata Share" means, with respect to any Lender, the percentage obtained by dividing (a) the amount of such Lender's Commitment by (b) the aggregate amount of Commitments of all Lenders, or, if the Commitments shall have been terminated or reduced to zero, the percentage obtained by dividing (i) the amount of such Lender's Commitment immediately prior to such termination or reduction by (ii) the aggregate amount of all Commitments immediately prior to such termination or reduction.

     "Public Subsidiary" means any Subsidiary whose Securities having ordinary voting power to elect members of the board of directors or other persons performing similar functions are listed on the New York Stock Exchange, American Stock Exchange or some other principal national securities exchange or have price quotations in the over-the-counter market reported by the National Association of Securities Dealers Automated Quotation System.

     "Qualifying  Security"  means, at any time of  determination,  any Security
(1) which is common stock, beneficial interest in a trust, or the equivalent thereof, (2) which is owned by, and registered in the name of, Borrower, a Guaranty Exempt Entity or a Guarantor and (3) which at such time meets all of the following conditions (which compliance Agent shall have the right to confirm):

     (a) such Security is not subject to any Lien other than Liens of the types described in clauses (c) through (e) of the definition of Permitted Liens;

     (b) all representations and warranties of Borrower in this Agreement and the other Loan Documents relating in any way to such Security (or the Issuer thereof) are true in all material respects (except to the extent (i) such representations or warranties specifically relate to an earlier date or
(ii) such representations or warranties become untrue by reason of events or conditions otherwise permitted hereunder and the other Loan Documents);

     (c) the Issuer of such Security (i) is a REIT; (ii) has filed with its most recently filed (or has announced its intention to file with its initial) federal income tax return an election to be a REIT or has made such election for a previous taxable year, and such election has not been terminated or revoked;
(iii) is a Real Estate Company (including any organized as a societe d'investissement a capital fixe, a 1929 holding company, or other similar entity);or (iv) is a fund registered under the Investment Company Act of 1940, which has net assets of at least $15,000,000 and whose assets consist only of Securities of the types described in the immediately preceding clauses (i) through (iii) and temporary investments in cash or cash equivalents;

     (d) either (a) the Issuer of such Security is Investment Grade, or (b) the ratio of (i) such Issuer's Indebtedness to (ii) its Net Worth plus the amount of accumulated depreciation of such Issuer, determined as of such Issuer's fiscal quarter most recently ending and in accordance with generally accepted accounting principles (or other method of accounting acceptable to Agent), does not exceed 1.0 to 1.0; and

     (e) no event or condition exists which permits any holder or holders of Indebtedness of such Issuer, any trustee or agent acting on behalf of such holder or holders or any other Person, to accelerate the maturity of any such Indebtedness and such Person shall not have waived its right to so accelerate with respect to such event.

     "Rating  Agency"  means  S&P,  Moody's,   Fitch  or  any  other  nationally
recognized securities rating agency selected by Borrower and acceptable to the Majority Lenders.

     "Real Estate Company" means any Person (a) engaged primarily in the business of owning, acquiring, developing, selling, leasing or operating real property and related assets or (b) who owns, directly or indirectly, other Persons engaged in the type of business described in the immediately preceding clause (a).

     "Reduced Rate" has the meaning given that term in Section 3.10.

     "Regulations T, U and X" means Regulations T, U and X of the Board of Governors of the Federal Reserve System, as in effect from time to time.

     "Regulatory Change" means, with respect to any Lender, any change effective after the Agreement Date in Applicable Law (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or the adoption or making after such date of any interpretation, directive or request applying to a class of banks, including such Lender, of or under any Applicable Law (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any Governmental Authority or monetary authority charged with the interpretation or administration thereof or compliance by any Lender with any request or directive regarding capital adequacy.

     "Reimbursement   Obligation"   means  the   absolute,   unconditional   and
irrevocable obligation of the Borrower to reimburse the Agent for any drawing honored by the Agent under a Letter of Credit.

     "REIT" means a Person qualifying for treatment as a "real estate investment trust" under the Internal Revenue Code.

     "Related Company" means any of Borrower, any Guaranty Exempt Entity, any Guarantor or any of their respective Subsidiaries.

     "Restricted Payment" means (a) cash payment or other distributions of property on, or in respect of, any class of stock of, or other equity interest in, a Person, or other payments or transfers of property made in respect of the redemption, repurchase or acquisition of such stock or equity interest, other than any distribution or other payment payable solely in capital stock of such Person and (b) any prepayment of principal of, premium, if any, or interest on, redemption, conversion, exchange, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any Indebtedness of Borrower or any of its Subsidiaries that is subordinated in right of payment to the Loans and the other Obligations, other than, so long as no Default or Event of Default shall have occurred and be continuing or would arise therefrom, any redemption, repurchase or other acquisition or retirement of any such Indebtedness made by exchange for, or out of the net cash proceeds of, a substantially concurrent issue and sale of (i) capital stock (other than any capital stock to the extent that is or upon the happening of an event or passage of time would be, required to be redeemed prior to the Termination Date or is redeemable at the option of the holder thereof at any time prior to such maturity, or is convertible into or exchangeable for debt securities at any time prior to such maturity) of Borrower to any Person (other than to a Subsidiary) or (ii) Indebtedness of Borrower so long as such Indebtedness (1) is subordinated to the Loans and the other Obligations at least to the same extent as the subordinated Indebtedness so redeemed, repurchased, retired or acquired and (2) does not have a stated maturity earlier than the stated maturity for the Indebtedness being redeemed, repurchased or otherwise acquired or retired.

     "Revolving Credit Termination Date" means the earlier to occur of (a) April 6, 2003, or such later date to which such date may be extended in accordance with Section 2.10. or (b) the date on which the Revolving Loans are converted into Term Loans pursuant to Section 2.11.

     "Revolving  Loan"  means  a  loan  made  by  a  Lender  to  Borrower  under
Section 2.1.

     "Revolving Note" means a promissory note executed by Borrower, payable to the order of a Lender, in a maximum principal amount equal to such Lender's Commitment and substantially in the form of Exhibit F.

     "S&P" means Standard & Poor's Rating Group, a division of McGraw-Hill Companies, Inc.

     "SC Realty" means SC Realty Incorporated, a Nevada corporation.

     "Securities Act" means the Securities Act of 1933, as amended, and all rules and regulations issued pursuant thereto.

     "Security" has the meaning given that term in Article 8 of the UCC and shall in any event include capital stock, shares (as defined in Md. Corps & Ass'ns Code Ann. 8-101(c)), beneficial interest in real estate investment trusts or other trusts, and other similar equity interests.

     "Security   Capital   Operations"   means   Security   Capital   Operations
Incorporated, a Maryland corporation.

     "Service Subsidiary" means a Subsidiary of Borrower that provides services for a fee and which Subsidiary is material to the consolidated financial condition of Borrower.

     "Shareholders' Equity" means, at any date with respect to a Person, the Tangible Net Worth of such Person less, to the extent not otherwise deducted in the determination thereof, the aggregate amount of Contingent Obligations of such Person, all determined as of such date.

     "SPC" has the meaning given that term in Section 10.8.(g).

     "Stated Amount" means the amount available to be drawn by a beneficiary under a Letter of Credit from time to time, as such amount may be increased or reduced from time to time in accordance with the terms of such Letter of Credit.

     "Strategic Investee" means, with respect to the Borrower, any Person (other than any Guarantor or any of the Service Subsidiaries) of which the Borrower initially owns, directly or indirectly, more than 25% of the outstanding securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other individuals performing similar functions. As of the Effective Date, the only Strategic Investees are BelmontCorp, CarrAmerica Realty Corp., City Center Retail Trust, CWS Communities Trust, Homestead, ProLogis Trust, Regency Centers Corporation, Storage USA, Inc. and InterPark Holdings Incorporated.

     "Subsidiary" means any Person of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions, are at the time directly or indirectly owned by another Person, or by one or more Subsidiaries of such other Person or by such other Person and one or more Subsidiaries of such other Person.

     "Supermajority Lenders" means, as of any date, Lenders whose combined Pro Rata Shares equal or exceed 66-2/3%.

     "Swingline Commitment" means Swingline Lender's obligation to make Swingline Loans pursuant to Section 2.14. in an amount up to, but not exceeding, $50,000,000, as such amount may be reduced from time to time in accordance with the terms hereof.

     "Swingline Lender" means Wells Fargo.

     "Swingline Loan" means a loan made by Swingline Lender to Borrower pursuant to Section 2.14.(a).

     "Swingline Note" means the promissory note of Borrower payable to the order of Swingline Lender in a principal amount equal to the amount of the Swingline Commitment as originally in effect and otherwise duly completed, substantially in the form of Exhibit G.

     "Swingline Termination Date" means the date which is 10 Business Days prior to the Revolving Credit Termination Date.

     "Tangible Net Worth" means, with respect to a Person, at any date the Net Worth of such Person less its Intangible Assets, all determined as of such date in accordance with generally accepted accounting principles.

     "Taxes" has the meaning given that term in Section 3.10.

     "Term Loan" has the meaning given that term in Section 2.11.

     "Termination Date" means April 6 in the year two calendar years immediately following the year in which the Revolving Loans are converted into Term Loans.

     "Total Liabilities" means, as to any Person, at a particular date, all liabilities which would, in conformity with generally accepted accounting principles, be properly classified as a liability on the balance sheet of such Person as at such date, and in any event shall (a) include (without duplication)
(i) Indebtedness of such Person, (ii) all Contingent Obligations of such Person,
(iii) liabilities of any Affiliate of such Person that is not a Consolidated Subsidiary of such Person, which liabilities such Person has Guaranteed or is otherwise obligated on a recourse basis, (iv) such Person's ownership share (based on the greater of such Person's nominal ownership interest or economic interest in such Affiliate) of the Nonrecourse Indebtedness of any such Affiliate, and (v) all purchase obligations, repurchase obligations, forward commitments (including forward commitments to purchase equity interests, to make investments or to make loans) and any other unfunded obligations of such Person; and (b) not include (i) any accounts payable owing to a trade creditor and which is not evidenced by any instrument and any accounts payable representing deferred compensation, (ii) accrued expenses, (iii) deferred taxes on unrealized gains, (iv) declared but unpaid dividends and (v) in the case of the Borrower and its Subsidiaries, Indebtedness or other liabilities of Strategic Investees or Capital Management Entities.

     "Traded  Security" means a Security meeting all of the following  criteria:
(a) such Security (i) is listed on the New York Stock Exchange, American Stock Exchange or some other principal national securities exchange in the United States of America; (ii) has price quotations in the over-the-counter market reported by the National Association of Securities Dealers Automated Quotation System or (iii) is listed on the principal national securities exchange in Luxembourg, the Netherlands, the United Kingdom of Great Britain or other European country acceptable to the Co-Lead Arrangers; (b) such Security is not subject to any instrument, document or agreement which in any way prohibits the sale of such Security for any specified period of time or otherwise (other than (i) any agreement in existence on the date hereof among the equity holders of the Issuer of such Security, or any provision in existence on the date hereof in the Organizational Documents of such Issuer, which agreement or provision restricts the resale of such Issuer's Securities, as the same may be amended or otherwise modified with the prior written consent of Majority Lenders, and (ii) any agreement between Borrower or a Guarantor and an underwriter entered into in connection with an offering by such underwriter of Securities of the Issuer of such Security, in which agreement Borrower agrees not to sell such Security for a period ending no later than 180 days after such offering); and (c) the offer and sale of such Security by Borrower would not be subject to any registration requirements or other restrictions under the Securities Act or other Applicable Law other than (i) volume limitations imposed under Rule 144(e) of the Securities Act, (ii) restrictions on the manner of resale imposed under Rule 144(f) and (g) of the Securities Act, (iii) restrictions under Regulation 144A or S of the Securities and Exchange Commission and (iv) other restrictions related to the timing of offers and sales consented to by the Majority Lenders in writing.

     "Type" with respect to any Revolving Loan or Term Loan, refers to whether such Loan is a LIBOR Loan or a Base Rate Loan.

     "Unencumbered Pool Certificate" means a report substantially in the form of Exhibit H certified by an Authorized Representative of Borrower, setting forth a detailed calculation of the Unencumbered Pool Value and including the Market Value of the Qualifying Securities, the identity of each Issuer of such Qualifying Securities, and reasonably detailed calculations establishing that the applicable Issuers meet the applicable requirements contained in clauses (a) and (b) of the definition of Unencumbered Pool Value.

     "Unencumbered Pool Securities" means those Qualifying Securities that, pursuant to Section 2.12., are to be included in determinations of the Unencumbered Pool Value. If at any time an Unencumbered Pool Security shall cease to be a Qualifying Security, then it shall cease to be an Unencumbered Pool Security.

     "Unencumbered Pool Value" means, at any given time, the aggregate Market Value of all Unencumbered Pool Securities at such time subject, however, to the following limitations: (a) at least 70% of the Unencumbered Pool Value shall be attributable to Traded Securities issued by Approved Issuers each having a Cash Flow to Interest Ratio for the period of four consecutive fiscal quarters most recently ending of not less than 1.5 to 1.0, (b) of the Unencumbered Pool Value attributable to such Securities referred to in the immediately preceding clause
(a), no more than 45% of such value shall be attributable to Securities issued by any one Approved Issuer, (c) the Unencumbered Pool Securities must be comprised of Securities issued by 5 or more Issuers, (d) the Unencumbered Pool Securities referred to in the immediately preceding clause (a) must be comprised of Securities issued by at least 3 Issuers that are Investment Grade, (e) of the aggregate Market Value of all Unencumbered Pool Securities, no more than 35% of such value shall be attributable to Securities issued by any one Approved Issuer, and (f) the Market Value attributable to Unencumbered Pool Securities held by each Guaranty Exempt Entity that is not wholly-owned, directly or indirectly, by the Borrower, shall be limited to (i) the actual Market Value of all Unencumbered Pool Securities held by such Guaranty Exempt Entity multiplied by (ii) the Borrower's percentage ownership of such Guaranty Exempt Entity. The amount of the obligation to purchase Securities that are the subject of purchase obligations, repurchase obligations, forward commitments and other unfunded obligations of the Borrower or any Guarantor, shall be included when determining the Unencumbered Pool Value to the extent that the amount of such purchase obligations, repurchase obligations, forward commitments and other unfunded obligations are included in Unsecured Liabilities. For purposes of this definition, the Market Value of Securities that are subject to purchase obligations, repurchase obligations, forward commitments and other unfunded obligations of the Borrower or any Guarantor shall not be less than the amount of these obligations.

     "Unsecured Liabilities" means, as to any Person as of a given date, all liabilities which would, in conformity with generally accepted accounting principles, be properly classified as a liability on the consolidated balance sheet of such Person that are not secured in any manner by a Lien in any property, and shall in any event include (without duplication) the following:
(a) all unsecured Indebtedness of such Person; (b) all purchase obligations, repurchase obligations, forward commitments and unfunded obligations; (c) all accounts payable of such Person; (d) all Guarantees by such Person of Unsecured Liabilities of other Persons and (e) unsecured subordinated debt.

     "Wells Fargo" means Wells Fargo Bank, National Association, and its successors and permitted assigns.

     SECTION 1.2. Accounting Terms and Determinations; Time References.

     Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a basis consistent (except for changes concurred in by Borrower's independent public accountants) with the most recent audited financial statements of Borrower delivered to Lenders; provided that, if
Borrower   notifies  Agent  that  Borrower  wishes  to  amend  any  covenant  in
Section 7.7. or 7.14.(a) hereof to eliminate the effect of any change in generally accepted accounting principles on the operation of such covenant (or if Agent notifies Borrower that the Majority Lenders wish to amend any such Section for such purpose), then the compliance by Borrower with such covenant shall be determined on the basis of generally accepted accounting principles in effect immediately before the relevant change in generally accepted accounting principles became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to Borrower and the Majority Lenders. When calculating (i) an Issuer's Cash Flow to Interest Ratio for purposes of the definition of Unencumbered Pool Value and for Section 2.12. and
(ii) the ratio of an Issuer's Indebtedness to its Net Worth plus accumulated depreciation for purposes of clause (d) of the definition of Qualifying Security and for Section 2.12., the financial statements of such Issuer for a given fiscal quarter may be used up to and including the date 65 days after the end of the immediately following fiscal quarter of such Issuer. Unless otherwise indicated, all references to time are references to San Francisco, California time.

     SECTION 1.3. Subsidiaries.

     Unless explicitly set forth to the contrary, a reference to "Subsidiary" shall mean a Subsidiary of Borrower and a reference to an "Affiliate" shall mean a reference to an Affiliate of Borrower.

     SECTION 1.4. Interpretation Generally.

     References in this Agreement to "Sections", "Articles", "Exhibits" and "Schedules" are to sections, articles, exhibits and schedules herein and hereto unless otherwise indicated. references in this Agreement or any other Loan Document to any document, instrument or agreement (a) shall include all exhibits, schedules and other attachments thereto, as updated from time to time,
(b) shall include all documents, instruments or agreements issued or executed in replacement thereof, and (c) shall mean such document, instrument or agreement, or replacement or predecessor thereto, as amended, modified or supplemented from time to time in accordance with its terms and in effect at any given time. References to a Person shall include the permitted successors and assigns of such Person. Terms not otherwise defined herein and which are defined in the UCC are used herein with the respective meanings given them in the UCC. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter.

                           ARTICLE II. CREDIT FACILITY

     SECTION 2.1. Making of Revolving Loans.

     Subject to the terms and conditions set forth in this Agreement, including, without limitation, Section 2.15., each Lender severally agrees to make Revolving Loans to Borrower during the period from and including the Effective Date to but excluding the Revolving Credit Termination Date, in an aggregate principal amount not to exceed the lesser of (a) such Lender's Commitment and
(b) such Lender's Pro Rata Share of the Available Loan Amount. Each borrowing of Revolving Loans hereunder shall be in an aggregate principal amount of $1,000,000 and integral multiples of $500,000 in excess of that amount (except that any such borrowing of Revolving Loans may be in the aggregate amount of the unused Commitments). Notwithstanding any other provision of this Agreement or any other Loan Document, no Revolving Loan shall be made to Borrower if Agent determines that the making of such Revolving Loan would result in a violation of the margin requirements of Regulation U as specified in 12 C.F.R. 221.3(a)(1) (or any successor regulation). Within the foregoing limits and subject to the other terms of this Agreement, Borrower may borrow, repay and reborrow Revolving Loans. To avoid the repayment of the Revolving Loans (as defined in the Existing Credit Agreement) during applicable existing interest periods, Borrower and Lenders agree that as of the Effective Date such loans shall be deemed to be Revolving Loans outstanding hereunder being of the same Types and, notwithstanding anything in the definition of the term "Interest Period" herein to the contrary, having initial Interest Periods of duration equal to the respective interest periods of such loans. As of the Effective Date, such Revolving Loans shall be allocated among Lenders in accordance with their respective Pro Rata Shares, and each Lender agrees to make such payments to the other Lenders and any Person who ceased to be a "Lender" under the Existing Credit Agreement upon the Effective Date in such amounts as are necessary to effect such allocation. All such payments shall be made to Agent for the account of the Person to be paid and shall be made on a net basis.

     SECTION 2.2. Requests for Revolving Loans.

     Not later than 9:00 a.m. at least one Business Day prior to a borrowing of Base Rate Loans and not later than 10:00 a.m. at least three Business Days prior to a borrowing of LIBOR Loans, Borrower shall deliver to Agent a Notice of Borrowing. Each Notice of Borrowing shall specify the aggregate principal amount of Revolving Loans to be borrowed, the date such Revolving Loans are to be borrowed (which must be a Business Day), the use of the proceeds of such Revolving Loans, the Type of the requested Revolving Loans and if such Revolving Loan is to be a LIBOR Loan, the initial Interest Period for such Revolving Loan. Each Notice of Borrowing shall be irrevocable once given and binding on Borrower. Prior to delivering a Notice of Borrowing, Borrower may (without specifying whether a Revolving Loan will be a Base Rate Loan or a LIBOR Loan) request that Agent provide Borrower with the most recent LIBO Rate available to Agent. Agent shall provide such quoted rate to Borrower and to Lenders on the date of such request or as soon as possible thereafter.

     SECTION 2.3. Funding.

     (a) Promptly after receipt of a Notice of Borrowing under Section 2.2., Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed borrowing. No later than 9:00 a.m. on the date specified in the Notice of Borrowing, each Lender will make available for the account of its applicable Lending Office to Agent at Agent's Lending Office, in immediately available funds, the proceeds of the Revolving Loan to be made by such Lender. Upon fulfillment of all applicable conditions set forth herein, Agent shall make available to Borrower at Agent's Lending Office, not later than 11:00 a.m. on the date of the requested Revolving Loan, the proceeds of such Revolving Loans received by Agent. The failure of any Lender to deposit the amount described above with Agent shall not relieve any other Lender of its obligations hereunder to make a Revolving Loan.

     (b) With respect to Revolving Loans to be made after the Effective Date, unless Agent shall have been notified by any Lender prior to the specified date of borrowing that such Lender does not intend to make available to Agent the Revolving Loan to be made by such Lender on such date, Agent may assume that such Lender will make the proceeds of such Revolving Loan available to Agent on the date of the requested borrowing as set forth in the Notice of Borrowing and Agent may (but shall not be obligated to), in reliance upon such assumption, make available to Borrower the amount of such Revolving Loan to be provided by such Lender.

     SECTION 2.4. Continuation.

     So long as no Event of Default shall have occurred and be continuing, Borrower may on any Business Day, with respect to any LIBOR Loan, elect to maintain such LIBOR Loan or any portion thereof as a LIBOR Loan by selecting a new Interest Period for such LIBOR Loan. Each new Interest Period selected under this Section shall commence on the last day of the immediately preceding Interest Period. Each selection of a new Interest Period shall be made by Borrower's giving of a Notice of Continuation not later than 12:00 noon on the third Business Day prior to the date of any such Continuation by Borrower to Agent. Promptly after receipt of a Notice of Continuation, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed Continuation. Such notice by Borrower of a Continuation shall be by telephone or telecopy, confirmed immediately in writing if by telephone, in the form of a Notice of Continuation, specifying (a) the date of such Continuation,
(b) the LIBOR Loan and portion thereof subject to such Continuation and (c) the duration of the selected Interest Period, all of which shall be specified in such manner as is necessary to comply with all limitations on Loans outstanding hereunder. Each Notice of Continuation shall be irrevocable by and binding on Borrower once given. If Borrower shall fail to select in a timely manner a new Interest Period for any LIBOR Loan in accordance with this Section, such Loan will automatically, on the last day of the current Interest Period therefore, Convert into a Base Rate Loan notwithstanding failure of Borrower to comply with
Section 2.5.

     SECTION 2.5. Conversion.

     So long as no Event of Default shall have occurred and be continuing, Borrower may on any Business Day, upon Borrower's giving of a Notice of Conversion to Agent, Convert the entire amount of all or a portion of a Loan of one Type into a Loan of another Type. Promptly after receipt of a Notice of Conversion, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed Conversion. Any Conversion of a LIBOR Loan into a Base Rate Loan shall be made on, and only on, the last day of an Interest Period for such LIBOR Loan. Each such Notice of Conversion shall be given not later than 12:00 noon on the Business Day prior to the date of any proposed Conversion into Base Rate Loans and on the third Business Day prior to the date of any proposed Conversion into LIBOR Loans. Subject to the restrictions specified above, each Notice of Conversion shall be by telephone or telecopy confirmed immediately in writing if by telephone in the form of a Notice of Conversion specifying (a) the requested date of such Conversion,
(b) the Type of Loan to be Converted, (c) the portion of such Type of Loan to be Converted, (d) the Type of Loan such Loan is to be Converted into and (e) if such Conversion is into a LIBOR Loan, the requested duration of the Interest Period of such Loan. Each Notice of Conversion shall be irrevocable by and binding on Borrower once given. Each Conversion from a Base Rate Loan to a LIBOR Loan shall be in an aggregate amount for the Loans of all Lenders of not less than $1,000,000 or integral multiples of $500,000 in excess of that amount.

     SECTION 2.6. Interest Rate.

     (a) All Loans. The unpaid principal of each Base Rate Loan shall bear interest from the date of the making of such Loan to but not including the date of repayment thereof at a rate per annum equal to the Base Rate in effect from day to day plus the Applicable Margin for Base Rate Loans. The unpaid principal of each LIBOR Loan shall bear interest from the date of the making of such Loan to but not including the date of repayment thereof at a rate per annum equal to the LIBO Rate plus the Applicable Margin for LIBOR Loans.

     (b) Default Rate. All past-due principal of, and to the extent permitted by Applicable Law, interest on, the Loans and all Reimbursement Obligations shall bear interest until paid at the Base Rate from time to time in effect plus two percent (2%).

     SECTION 2.7. Number of Interest Periods.

     Anything herein to the contrary notwithstanding, there may be no more than 12 different Interest Periods outstanding at the same time.

     SECTION 2.8. Repayment of Loans.

     (a) Payment of Interest. All accrued and unpaid interest on the unpaid principal amount of each Loan shall be payable (i) monthly in arrears on the first day of each month, commencing with the first full calendar month occurring after the Effective Date, (ii) on the Revolving Credit Termination Date,
(iii) on the Termination Date and (iv) on any date on which the principal balance of such Loan is due and payable in full.

     (b) Payment of Principal of Revolving Loans. Subject to Section 2.11., the aggregate outstanding principal balance of all Revolving Loans shall be due and payable in full on the Revolving Credit Termination Date.

     (c) Payment of Principal of Term Loans. Borrower shall repay the principal balance of the Term Loans in consecutive quarterly installments due on the last day of each July, October, January and April following the Revolving Credit Termination Date until the Term Loans have been paid in full. Each such installment shall be in an amount equal to 12.5% of the initial aggregate principal balance of the Term Loans. Notwithstanding the foregoing, the entire outstanding principal balance of all Term Loans shall be due and payable in full on the Termination Date.

     (d) Optional Prepayments. Borrower may, upon at least one Business Day's prior notice to Agent, prepay any Revolving Loan or Term Loan in whole at any time, or from time to time in part in an amount equal to $500,000 or integral multiples of $100,000 in excess of that amount. If Borrower shall prepay the principal of any LIBOR Loan on any date other than the last day of the Interest Period applicable thereto, Borrower shall pay the amounts, if any, due under
Section 4.4.

     (e) Mandatory Prepayments. If at any time the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate principal amount of all outstanding Swingline Loans and Letter of Credit Liabilities, exceeds the aggregate amount of the Commitments in effect at such time, Borrower shall promptly upon demand pay to Agent for the accounts of the Lenders the amount of such excess. If at any time the aggregate outstanding principal balance of Loans exceeds the Available Loan Amount, then Borrower shall, within 10 Business Days of Borrower obtaining actual knowledge of the occurrence of such excess, eliminate such excess. If such excess is not eliminated within such 10 Business Day period, then the entire outstanding principal balance of all Loans, and an amount equal to all Letter of Credit Liabilities for deposit into the Collateral Account, shall be immediately due and payable in full.

     (f) General Provisions as to Payments. Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by Borrower under this Agreement, the Notes or any other Loan Document shall be made in Dollars, in immediately available funds, without setoff, deduction or counterclaim, to Agent at its Lending Office, not later than 11:00 a.m. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). The parties agree that if Borrower makes any payment due hereunder after 11:00 a.m. but before 5:00 p.m. on the date such payment is due, such late payment shall not constitute a Default under Section 8.1.(a) but shall nevertheless for all other purposes, including but not limited to, the calculation of interest, be deemed to have been paid as of the next succeeding Business Day as provided in the parenthetical phrase of the preceding sentence. Each payment received by Agent for the account of a Lender under this Agreement or any Note shall be paid to such Lender, by wire transfer of immediately available funds in accordance with the wiring instructions provided by such Lender to Agent from time to time, for the account of such Lender at the applicable Lending Office of such Lender. Each payment received by Agent for the account of Swingline Lender under this Agreement or the Swingline Note shall be paid to Swingline Lender by wire transfer of immediately available funds in accordance with the wiring instructions provided by Swingline Lender to the Agent from time to time. In the event Agent fails to pay such amounts to such Lender or Swingline Lender, as the case may be, within one Business Day of receipt by Agent, Agent shall pay interest on such amount at a rate per annum equal to the Federal Funds Rate from time to time in effect. If the due date of any payment under this Agreement or any other Loan Document would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for the period of such extension.

     SECTION 2.9. Voluntary Reductions of the Commitments.

     Borrower may terminate or reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include the aggregate principal amount of all outstanding Swingline Loans and the aggregate amount of all Letter of Credit Liabilities) at any time and from time to time without penalty or premium upon not less than three Business Days prior notice to Agent of each such termination or reduction, which notice shall specify the effective date thereof and the amount of any such reduction (which in the case of any partial reduction of the Commitments shall not be less than $1,000,000 and integral multiples of $1,000,000 in excess of that amount) and shall be irrevocable once given and effective only upon receipt by Agent; provided, however, that if Borrower seeks to reduce the aggregate amount of the Commitments below $200,000,000, then all of the Commitments shall be reduced to zero and except as otherwise provided herein, the provisions of this Agreement shall terminate. The Commitments, once reduced pursuant to this Section, may not be increased. Borrower shall pay all interest and fees on the Revolving Loans accrued to the date of such reduction or termination of the Commitments to Agent for the account of Lenders. Any reduction in the aggregate amount of the Commitments shall result in a proportionate reduction (rounded to the next lowest integral multiple of multiple of $100,000) in the Swingline Commitment and the L/C Commitment Amount.

     SECTION 2.10. Extension of Revolving Credit Termination Date.

     (a) Borrower may request Agent and Lenders to extend the current Revolving Credit Termination Date by successive one-year intervals by executing and delivering to Agent no later than March 15 (and not before March 1) of the year one year prior to the current Revolving Credit Termination Date, a written request for such extension (an "Extension Request"). Agent shall forward to each Lender a copy of each Extension Request delivered to Agent promptly upon receipt thereof. Borrower understands that this Section has been included in this Agreement for Borrower's convenience in requesting an extension and acknowledges that none of Lenders nor Agent has promised (either expressly or impliedly), nor has any obligation or commitment whatsoever, to extend the Revolving Credit Termination Date at any time. If all Lenders shall have notified Agent on or prior to May 1 of the year one year prior to the Revolving Credit Termination Date that they accept such Extension Request, the Revolving Credit Termination Date shall be extended for one year. If any Lender shall not have notified Agent on or prior to such May 1 that it accepts such Extension Request, the Revolving Credit Termination Date shall not be extended. Agent shall promptly notify Borrower whether the Extension Request has been accepted or rejected as well as which Lender or Lenders rejected Borrower's Extension Request (each such Lender, a "Rejecting Lender").

     (b) Notwithstanding the preceding subsection (a), if Borrower receives notification from Agent that an Extension Request has been rejected (a "Notice of Rejection"), and provided that the aggregate amount of Commitments of the Rejecting Lenders does not exceed 20% of the aggregate amount of Commitments then outstanding, Borrower may elect, with respect to each such Rejecting Lender, by giving written notice to Agent of any such election within 30 days after receipt by Borrower of a Notice of Rejection, to either (x) require such Rejecting Lender to assign its respective Commitment to an Eligible Assignee as contemplated in the immediately following clause (i) or (y) pay to Agent, for deposit into the Collateral Account, an amount equal to such Rejecting Lender's Pro Rata Share of all outstanding Letter of Credit Liabilities and pay to such Rejecting Lender in full the amount of Revolving Loans, interest and fees owing to such Rejecting Lender and terminate such Rejecting Lender's Commitment as contemplated in the immediately following clause (ii). If Borrower has made a timely election as permitted by the preceding sentence, then Borrower shall take either of the following actions as specified in such election: (i) demand that such Rejecting Lender, and upon such demand such Rejecting Lender shall promptly, assign its respective Commitment to an Eligible Assignee subject to and in accordance with the provisions of Section 10.8.(c) for a purchase price equal to the aggregate principal balance of Revolving Loans then outstanding and owing to such Rejecting Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to such Rejecting Lender, any such assignment to be completed within 45 days after receipt by Borrower of a Notice of Rejection or (ii) within 45 days after receipt by Borrower of a Notice of Rejection, pay to Agent, for deposit into the Collateral Account, an amount equal to such Rejecting Lender's Pro Rata Share of all outstanding Letter of Credit Liabilities and pay to such Rejecting Lender the aggregate principal balance of Revolving Loans then outstanding and owing to such Rejecting Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to such Rejecting Lender, whereupon such Rejecting Lender's Commitment shall terminate, and such Rejecting Lender shall no longer be a party hereto or have any rights or obligations hereunder or under any of the other Loan Documents. Agent may (but shall not be obligated to) cooperate in effectuating the replacement of any such Rejecting Lender under this Section, but at no time shall Agent, such Rejecting Lender, or any other Lender be obligated in any way whatsoever to initiate any such replacement or to assist in finding an Assignee. If all Rejecting Lenders have either assigned their Commitments to other financial institutions as contemplated by the preceding clause (i) or have been paid the amounts specified in the preceding clause (ii), then the Borrower's Extension Request which was initially rejected shall be deemed to have been granted and accordingly the Revolving Credit Termination Date shall be extended by one year, otherwise the Revolving Credit Termination Date shall not be extended. If the aggregate amount of Commitments of the Rejecting Lenders exceeds 20% of the aggregate amount of Commitments then outstanding, the Revolving Credit Termination Date shall not be extended.

     SECTION 2.11. Term Loan Conversion.

     Subject to the terms and conditions of this Agreement, if any Extension Request of Borrower shall be denied, Borrower may then elect to convert on June 15 immediately preceding the current Revolving Credit Termination Date the aggregate principal amount of Revolving Loans then owing to each Lender and outstanding on the date of such conversion into a term loan owing to such Lender (each a "Term Loan") provided (a) Borrower has given Agent not less than 15 days' prior notice of Borrower's intention to so convert the Revolving Loans and
(b) the conditions set forth in Section 5.3. have been satisfied as of the date of such conversion. Upon the effectiveness of the conversion of the outstanding principal balance of Revolving Loans into Term Loans as contemplated by this Section, Borrower shall have no right to borrow, and neither Swingline Lender nor any Lender shall have any obligation to make, any Swingline Loans or Revolving Loans, as applicable.

     SECTION 2.12. Inclusion of Securities in Unencumbered Pool.

     As of the Effective Date hereof, the Securities described in Schedule 2.12. are the only Unencumbered Pool Securities. If Borrower desires that additional Securities become Unencumbered Pool Securities, Borrower shall give Agent prior written notice thereof, such notice to set forth: (a) the identity of the Issuer of such Securities; (b) the number of such Securities to become Unencumbered Pool Securities; (c) whether such Securities are Traded Securities; (d) the per share Market Value of such Securities as of the most recent date available;
(e) if such Issuer is not Investment Grade, a calculation of the ratio of such Issuer's Indebtedness to its Net Worth plus accumulated depreciation; (f) such Issuer's Credit Rating(s), if any; and (g) whether such Securities are to be subject to the limitations of clause (a) of the definition of Unencumbered Pool Value, and if so, a calculation of the Cash Flow to Interest Ratio referred to in such clause (a). Such notice must be accompanied by an Unencumbered Pool Certificate setting forth on a pro forma basis the Unencumbered Pool Value assuming that such Securities are Unencumbered Pool Securities, and if such Securities are owned by a wholly-owned Subsidiary that is not already a Guarantor, the items required to be delivered under Section 10.14. Promptly upon receipt of such notice and Unencumbered Pool Certificate (but in any event within 3 Business Days), Agent will forward copies of the same to Lenders. So long as such Securities are Qualifying Securities, such Securities shall become Unencumbered Pool Securities 10 Business Days following Agent's receipt of such notice, Unencumbered Pool Certificate and the items, if any, required to be delivered under Section 10.14.

     SECTION 2.13. Notes.

     The obligation of Borrower to repay the Revolving Loans and the Term Loans shall, in addition to this Agreement, be evidenced by the Revolving Notes.

     SECTION 2.14. Swingline Loans.

     (a) Swingline Loans. Subject to the terms and conditions hereof, including without limitation, Section 2.15., if necessary to meet Borrower's funding deadline, Swingline Lender agrees to make Swingline Loans to Borrower, during the period from the Effective Date to but excluding the Swingline Termination Date, in an aggregate principal amount at any one time outstanding up to, but not exceeding, the amount of the Swingline Commitment. If at any time the aggregate principal amount of the Swingline Loans outstanding at such time exceeds the Swingline Commitment in effect at such time, Borrower shall immediately pay to Agent for the account of Swingline Lender the amount of such excess. Subject to the terms and conditions of this Agreement, Borrower may borrow, repay and reborrow Swingline Loans hereunder. Except as otherwise provided in Section 2.9., the borrowing of a Swingline Loan shall not constitute usage of any Lender's Commitment for purposes of calculation of the fee payable under Section 3.1.(a) or otherwise.

     (b) Procedure for Borrowing Swingline Loans. Borrower shall give Agent and Swingline Lender notice pursuant to a Notice of Swingline Borrowing delivered to Agent and Swingline Lender no later than 9:00 a.m. on the proposed date of such borrowing, provided that Borrower shall have given telephonic notice to Agent and Swingline Lender no later than 9:00 a.m. on the proposed date of borrowing. Any such telephonic notice shall include all information to be specified in a written Notice of Swingline Borrowing. Not later than 11:00 a.m. on the date of the requested Swingline Loan and subject to satisfaction of the applicable conditions set forth in Article V. for such borrowing, Swingline Lender will make the proceeds of such Swingline Loan available to Borrower in Dollars, in immediately available funds, at the account specified by Borrower in the Notice of Swingline Borrowing.

     (c) Interest. Swingline Loans shall bear interest at a per annum rate equal to such rate or rates as Borrower and Swingline Lender may agree from time to time in writing. Interest payable on Swingline Loans is solely for the account of Swingline Lender. All accrued and unpaid interest on Swingline Loans shall be payable on the dates and in the manner provided in Section 2.8. with respect to interest on Base Rate Loans (except as Swingline Lender and Borrower may otherwise agree in writing in connection with any particular Swingline Loan).

     (d) Swingline Loan Amounts, Etc. Each Swingline Loan shall be in the minimum amount of $500,000 and integral multiples of $100,000 in excess thereof, or such other minimum amounts agreed to by Swingline Lender and Borrower. Any voluntary prepayment of a Swingline Loan must be in integral multiples of $100,000 or the aggregate principal amount of all outstanding Swingline Loans (or such other minimum amounts upon which Swingline Lender and Borrower may agree) and in connection with any such prepayment, Borrower must give Swingline Lender prior written notice thereof no later than 10:00 a.m. one Business Day prior to the date of such prepayment. The Swingline Loans shall, in addition to this Agreement, be evidenced by the Swingline Note.

     (e) Repayment and Participations of Swingline Loans. Borrower agrees to repay each Swingline Loan within one Business Day of demand therefor by Swingline Lender and in any event, within 10 Business Days after the date such Swingline Loan was made. Notwithstanding the foregoing, Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, the Swingline Loans on the Swingline Termination Date (or such earlier date as Swingline Lender and Borrower may agree in writing). In lieu of demanding repayment of any outstanding Swingline Loan from Borrower, Swingline Lender may, on behalf of Borrower (which hereby irrevocably directs Swingline Lender to act on its behalf), request a borrowing of either Base Rate Loans or LIBOR Loans with a one month Interest Period (as chosen by Agent in its sole discretion) from Lenders in an amount equal to the principal balance of such Swingline Loan. Swingline Lender shall give notice to Agent of any such borrowing of (x) Base Rate Loans not later than 9:00 a.m. at least one Business Day prior to the proposed date of such borrowing and (y) LIBOR Loans not later than 10:00 a.m. at least three Business Days prior to the proposed date of such borrowing. Each Lender will make available to Agent's Lending Office for the account of Swingline Lender, in immediately available funds, the proceeds of the Loan to be made by such Lender. Agent shall pay the proceeds of such Loans to Swingline Lender, which shall apply such proceeds to repay such Swingline Loan. If Lenders are prohibited from making Loans required to be made under this subsection for any reason whatsoever, including without limitation, the occurrence of any of the Defaults or Events of Default described in Sections 8.1.(h) or 8.1.(i), each Lender shall purchase from Swingline Lender, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Pro Rata Share of such Swingline Loan, by directly purchasing a participation in such Swingline Loan in such amount and paying the proceeds thereof to Agent for the account of Swingline Lender in Dollars and in immediately available funds. A Lender's obligation to purchase such a participation in a Swingline Loan shall be absolute and unconditional and shall not be affected by any circumstance whatsoever, including without limitation, (i) any claim of setoff, counterclaim, recoupment, defense or other right which such Lender or any other Person may have or claim against Agent, the Swingline Lender or any other Person whatsoever, (ii) the occurrence or continuation of a Default or Event of Default (including without limitation, any of the Defaults or Events of Default described in Sections 8.1.(h) or (i)) or the termination of any Lender's Commitment, (iii) the existence (or alleged existence) of an event or condition which has had or could have a Material Adverse Effect, (iv) any breach of any Loan Document by Agent, any Lender or the Borrower or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing; provided, however, a Lender shall not be obligated to purchase such a participation in a Swingline Loan as provided above if, and only if, the Swingline Lender made such Swingline Loan after having received written notice from the Borrower or any Lender that an Event of Default had occurred and is continuing, and in fact, such Event of Default had occurred and was continuing. If such amount is not in fact made available to Swingline Lender by any Lender, Swingline Lender shall be entitled to recover such amount on demand from such Lender, together with accrued interest thereon for each day from the date of demand thereof, at the Federal Funds Rate. If such Lender does not pay such amount forthwith upon Swingline Lender's demand therefor, and until such time as such Lender makes the required payment, Swingline Lender shall be deemed to continue to have outstanding Swingline Loans in the amount of such unpaid participation obligation for all purposes of the Loan Documents (other than those provisions requiring the other Lenders to purchase a participation therein). Further, such Lender shall be deemed to have assigned any and all payments made of principal and interest on its Loans, and any other amounts due to it hereunder, to Swingline Lender to fund Swingline Loans in the amount of the participation in Swingline Loans that such Lender failed to purchase pursuant to this Section until such amount has been purchased (as a result of such assignment or otherwise).

     SECTION 2.15. Amount Limitations.

     Notwithstanding  any  other  term  of  this  Agreement  or any  other  Loan
Document, at no time may the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate principal amount of all outstanding Swingline Loans and the aggregate amount of all Letter of Credit Liabilities, exceed the lesser of (a) the Available Loan Amount and (b) the aggregate amount of the Commitments.

     SECTION 2.16. Letters of Credit.

     (a) Letters of Credit. Subject to the terms and conditions of this Agreement including, without limitation, Section 2.15., the Agent, on behalf of Lenders, agrees to issue for the account of the Borrower during the period from and including the Effective Date to, but excluding, the Revolving Credit Termination Date one or more letters of credit (each a "Letter of Credit") in such form and containing such terms as may be requested from time to time by the Borrower and acceptable to the Agent, up to a maximum aggregate Stated Amount at any one time outstanding not to exceed the L/C Commitment Amount.

     (b) Terms of Letters of Credit. At the time of issuance, the amount, terms and conditions of each Letter of Credit, and of any drafts or acceptances thereunder, shall be subject to approval by the Agent and the Borrower. Notwithstanding the foregoing, in no event may (i) the expiration date of any Letter of Credit extend beyond the Revolving Credit Termination Date, (ii) any Letter of Credit have an initial duration in excess of one year or (iii) a Letter of Credit be issued within 30 days of the Revolving Credit Termination Date. The initial Stated Amount of each Letter of Credit shall be at least $25,000.

     (c) Requests for Issuance of Letters of Credit. In connection with the proposed issuance of a Letter of Credit, the Borrower shall give Agent written notice (or telephonic notice promptly confirmed in writing) prior to the requested date of issuance of a Letter of Credit, such notice to describe in reasonable detail the proposed terms of such Letter of Credit and the nature of the transactions or obligations proposed to be supported by such Letter of Credit, and in any event shall set forth with respect to such Letter of Credit,
(i) the proposed initial Stated Amount, (ii) the beneficiary, (iii) whether such Letter of Credit is a commercial or standby letter of credit and (iv) the proposed expiration date. The Borrower shall also execute and deliver such customary applications and agreements for standby letters of credit, standby letter of credit agreements, applications for amendment to letter of credit, and other forms as requested from time to time by the Agent. Provided the Borrower has given the notice prescribed by the first sentence of this subsection and the Borrower has executed and delivered to the Agent the agreements, applications and other forms as required by the immediately preceding sentence of this subsection, and subject to the terms and conditions of this Agreement, including the satisfaction of any applicable conditions precedent set forth in Article V., the Agent agrees to issue the requested Letter of Credit on the requested date of issuance for the benefit of the stipulated beneficiary but in no event prior to the date 5 Business Days following the date after which the Agent received the items required to be delivered to it under this subsection. Upon the written request of the Borrower, the Agent shall deliver to the Borrower a copy of
(i) any Letter of Credit proposed to be issued hereunder prior to the issuance thereof and (ii) each issued Letter of Credit within a reasonable time after the date of issuance thereof. To the extent any term of a Letter of Credit Document is inconsistent with a term of any Loan Document, the term of the Letter of Credit Document shall control.

     (d) Reimbursement Obligations. Upon receipt by the Agent from the beneficiary of a Letter of Credit of any demand for payment under such Letter of Credit, the Agent shall promptly notify the Borrower of the amount to be paid by the Agent as a result of such demand and the date on which payment is to be made by the Agent to such beneficiary in respect of such demand. The Borrower hereby unconditionally and irrevocably agrees to pay and reimburse the Agent for the amount of each demand for payment under each Letter of Credit at or prior to the date on which payment is to be made by the Agent to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt by the Agent of any payment in respect of any Reimbursement Obligation, the Agent agrees to pay to each Lender that has acquired a participation therein under the second sentence of Section 2.16.(f) such Lender's Pro Rata Share of such payment.

     (e) Manner of Reimbursement. Upon its receipt of a notice referred to in the immediately preceding subsection (d), the Borrower shall advise the Agent whether or not the Borrower intends to borrow hereunder to finance its obligation to reimburse the Agent for the amount of the related demand for payment and, if it does, the Borrower shall submit a timely request for such borrowing as provided in the applicable provisions of this Agreement. If the Borrower fails to reimburse the Agent for a demand for payment under a Letter of Credit by the date of such payment, the Agent shall give each Lender prompt notice thereof and of the amount of the demand for payment, specifying such Lender's Pro Rata Share of the amount of the related demand for payment.

     (f) Lenders' Participation in Letters of Credit. Immediately upon the issuance by the Agent of any Letter of Credit each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Agent, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Pro Rata Share of the liability of the Agent with respect to such Letter of Credit and each Lender thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to the Agent to pay and discharge when due, such Lender's Pro Rata Share of the Agent's liability under such Letter of Credit. In addition, upon the making of each payment by a Lender to the Agent in respect of any Letter of Credit pursuant to the immediately following subsection (g), such Lender shall, automatically and without any further action on the part of the Agent or such Lender, acquire (i) a participation in an amount equal to such payment in the Reimbursement Obligation owing to the Agent by the Borrower in respect of such Letter of Credit and (ii) a participation in a percentage equal to such Lender's Pro Rata Share in any interest or other amounts payable by the Borrower in respect of such Reimbursement Obligation (other than fees owing only to the Agent).

     (g) Payment Obligation of Lenders. Each Lender severally agrees to pay to the Agent on demand in immediately available funds in Dollars the amount of such Lender's Pro Rata Share of each drawing paid by the Agent under each Letter of Credit to the extent such amount is not reimbursed by the Borrower pursuant to
Section 2.16.(d) and (e) or the other Letter of Credit Documents. Each such Lender's obligation to make such payments to the Agent under this subsection, and the Agent's right to receive the same, shall be absolute, irrevocable and unconditional and shall not be affected in any way by any circumstance whatsoever, including without limitation, (i) the failure of any other Lender to make its payment under this subsection, (ii) the financial condition of the Borrower, (iii) the existence of any Default or Event of Default, including any Event of Default described in Section 8.1.(h) or (i) or (iv) the termination of the Commitments. Each such payment to the Agent shall be made without any offset, abatement, withholding or deduction whatsoever.

     (h) Agent's Duties Regarding Letters of Credit; Unconditional Nature of Reimbursement Obligation. In examining documents presented in connection with drawings under Letters of Credit and making payments under such Letters of Credit against such documents, the Agent shall only be required to use the same standard of care as it uses in connection with examining documents presented in connection with drawings under letters of credit in which it has not sold participations and making payments under such letters of credit. The Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of
Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Agent nor any of Lenders shall be responsible (i) for the form, validity, sufficiency, accuracy, genuineness or legal effects of any document submitted by any party in connection with the application for and issuance of or any drawing honored under any Letter of Credit even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit, or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) for failure of the beneficiary of any Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit; (iv) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telex, telecopy or otherwise, whether or not they be in cipher; (v) for errors in interpretation of technical terms; (vi) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit, or of the proceeds thereof; (vii) for the misapplication by the beneficiary of any such Letter of Credit, or the proceeds of any drawing under such Letter of Credit; and (viii) for any consequences arising from causes beyond the control of the Agent or the Lenders. None of the above shall affect, impair or prevent the vesting of any of the Agent's rights or powers hereunder. Any action taken or omitted to be taken by the Agent under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create against the Agent any liability to the Borrower or any Lender. In this connection, the obligation of the Borrower to reimburse the Agent for any drawing made under any Letter of Credit shall be absolute, unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement or any other applicable Letter of Credit Document under all circumstances whatsoever, including without limitation, the following circumstances: (i) any lack of validity or enforceability of any Letter of Credit Document or any term or provisions therein; (ii) any amendment or waiver of or any consent to departure from all or any of the Letter of Credit Documents; (iii) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against the Agent, any Lender, any beneficiary of a Letter of Credit or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or in the Letter of Credit Documents or any unrelated transaction; (iv) any breach of contract or dispute between the Borrower, the Agent, any Lender or any other Person; (v) any demand, statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein or made in connection therewith being untrue or inaccurate in any respect whatsoever; (vi) any non-application or misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; (vii) payment by the Agent under the Letter of Credit against presentation of a draft or certificate which does not strictly comply with the terms of the Letter of Credit; and (viii) any other act, omission to act, delay or circumstance whatsoever that might, but for the provisions of this Section, constitute a legal or equitable defense to or discharge of the Borrower's Reimbursement Obligations.

     (i) Amendments, Etc. The issuance by the Agent of any amendment, supplement or other modification to any Letter of Credit shall be subject to the same conditions applicable under this Agreement to the issuance of new Letters of Credit, and no such amendment, supplement or other modification shall be issued unless either (i) the respective Letter of Credit affected thereby would have complied with such conditions had it originally been issued hereunder in such amended, supplemented or modified form or (ii) the Majority Lenders shall have consented thereto.

     (j) Information to Lenders. Promptly following the issuance of any Letters of Credit, the Agent shall deliver to the Borrower and each Lender a notice describing the aggregate amount of all Letters of Credit outstanding at such time. Upon the request of any Lender from time to time, the Agent shall deliver any other information reasonably requested by such Lender with respect to each Letter of Credit then outstanding. Other than as set forth in this subsection, the Agent shall have no duty to notify Lenders regarding the issuance or other matters regarding Letters of Credit issued hereunder. The failure of the Agent to perform its requirements under this subsection shall not relieve any Lender from its obligations under Section 2.16.(g).

     (k) Effect of Letters of Credit on Commitments. Upon the issuance by the Agent of any Letter of Credit and until such Letter of Credit shall have expired or been terminated, the Commitment of each Lender shall be deemed to be utilized for all purposes of this Agreement in an amount equal to such Lender's Pro Rata Share of the Stated Amount of such Letter of Credit plus any related Reimbursement Obligations then outstanding.

     (l) Termination of Agreement Prior to Expiration of Letters of Credit; Letter of Credit Liabilities in Excess of L/C Commitment Amount. If on the date (the "Facility Termination Date") this Agreement is terminated (whether voluntarily, by reason of the occurrence of an Event of Default or otherwise) any Letters of Credit are outstanding, the Borrower shall, on the Facility Termination Date, pay to the Agent an amount of money equal to the Stated Amount of such Letter(s) of Credit, together with the amount of any fees which would otherwise be payable by the Borrower to the Agent or the Lenders in respect of such Letters of Credit but for the occurrence of the Facility Termination Date for deposit into the Collateral Account. If at any time the aggregate Stated Amount of all outstanding Letters of Credit shall exceed the L/C Commitment Amount then in effect, the Borrower shall pay on demand to the Agent for deposit into the Collateral Account an amount equal to such excess. If a drawing pursuant to any such Letter of Credit occurs on or prior to the expiration date of such Letter of Credit, the Borrower authorizes the Agent to disburse the monies deposited in the Collateral Account to make payment to the beneficiary with respect to such drawing. If no drawing occurs on or prior to the expiration date of any such Letter of Credit, the Agent shall return to the Borrower the monies deposited in the Collateral Account with respect to such outstanding Letter of Credit on or before the date 30 Business Days after the expiration date with respect to such Letter of Credit.

                      ARTICLE III. GENERAL LOAN PROVISIONS

     SECTION 3.1. Fees.

     (a) During the period from the Effective Date to but excluding the Revolving Credit Termination Date, Borrower agrees to pay Agent for the account of Lenders an unused facility fee equal to the portion of the daily amount by which the aggregate amount of the Commitments exceeds the aggregate outstanding principal balance of Revolving Loans set forth in the table below multiplied by the corresponding per annum rate applicable to that portion:

------------------------------------------------------- ---------------------
    Portion of Amount by Which Commitments Exceeds
                   Revolving Loans                           Unused Fee
------------------------------------------------------- ---------------------
$0 to and including an amount equal to 50% of the              0.125%
   aggregate amount of the Commitments
------------------------------------------------------- ---------------------
------------------------------------------------------- ---------------------
Greater than  an amount equal to 50% of the aggregate          0.20%
   amount of the Commitments
------------------------------------------------------- ---------------------


Such fee shall be payable quarterly in arrears on the first day of each January, April, July and October during the term of this Agreement and on the Revolving Credit Termination Date. Borrower acknowledges that the commitment fees payable hereunder are bona fide commitment fees and are intended as reasonable compensation to Lenders for committing to make funds available to Borrower as described herein and for no other purposes.

     (b) If, pursuant to Section 2.10., Lenders grant an extension of the Revolving Credit Termination Date, Borrower agrees to pay to Agent for the account of each Lender consenting to such extension an extension fee in an amount agreed to by Agent and Borrower at such time. Such fee shall be payable on the date on which Lenders grant such extension.

     (c) If, pursuant to Section 2.11., the outstanding balance of Revolving Loans is converted into Term Loans, Borrower agrees to pay to Agent for the account of each Lender a conversion fee equal to one-quarter of one percent (0.25%) per annum of the principal balance of the Term Loans outstanding on each date such fee is payable. Such fee shall be payable on the first anniversary date of such conversion and shall be paid within 5 Business Days of such anniversary date.

     (d) Borrower agrees to pay to Agent such fees for services rendered by Agent as shall be separately agreed upon between Borrower and Agent.

     (e) The Borrower agrees to pay to the Agent for account of each Lender and the Agent a letter of credit fee at a rate per annum equal to the Applicable Margin for LIBOR Loans multiplied by the Stated Amount of each Letter of Credit. Such fees shall be payable quarterly in arrears until such Letter of Credit has expired and are nonrefundable. The Agent shall be entitled to deduct from such Letter of Credit fees, and retain for its own account, an amount per annum equal to one-quarter of one percent (0.25%) of the Stated Amount of each Letter of Credit. The Borrower shall also directly pay to the Agent all commissions, charges, costs and expenses in the amounts customarily charged by the Agent from time to time in like circumstances with respect to the issuance of each Letter of Credit, drawings, amendments and other transactions relating thereto.

     SECTION 3.2. Computation of Interest and Fees.

     Interest on the Loans and the Letter of Credit Liabilities and all fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day of a period).

     SECTION 3.3. Pro Rata Treatment.

     Except to the extent otherwise provided herein: (a) each borrowing from Lenders under Section 2.1. shall be made from Lenders, each payment of the fees under Sections 3.1.(a) through 3.1.(c) shall be made for account of Lenders, and each termination or reduction of the amount of the Commitments under
Section 2.9. shall be applied to the respective Commitments of Lenders, pro rata according to the amounts of their respective Commitments; (b) each payment or prepayment of principal of Loans by Borrower shall be made for account of Lenders pro rata in accordance with the respective unpaid principal amounts of the Loans held by them, provided that if immediately prior to giving effect to any such payment in respect of any Revolving Loans the outstanding principal amount of the Revolving Loans shall not be held by Lenders pro rata in accordance with their respective Commitments in effect at the time such Loans were made, then such payment shall be applied to the Revolving Loans in such manner as shall result, as nearly as is practicable, in the outstanding principal amount of the Revolving Loans being held by Lenders pro rata in accordance with their respective Commitments; (c) each payment of interest on Loans by Borrower shall be made for account of Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders; (d) the making, Conversion and Continuation of Revolving Loans of a particular Type (other than Conversions provided for by Section 4.6.) shall be made pro rata among Lenders according to the amounts of their respective Commitments (in the case of making of Loans) or their respective Loans (in the case of Conversions and Continuations of Loans) and the then current Interest Period for each Lender's portion of each Loan of such Type shall be coterminous; (e) Lenders' participation in, and payment obligations in respect of, Swingline Loans under Section 2.14., shall be pro rata in accordance with their respective Commitments, and (f) the Lenders' participation in, and payment obligations in respect of, Letters of Credit under Section 2.16. shall be pro rata in accordance with their respective Commitments. All payments of principal, interest, fees and other amounts in respect of the Swingline Loans shall be for the account of Swingline Lender only (except to the extent any Lender shall have acquired a participating interest in any such Swingline Loan pursuant to Section 2.14.(e)).

     SECTION 3.4. Sharing of Payments, Etc.

     If a Lender shall obtain payment of any principal of, or interest on, any Loan under this Agreement, or shall obtain payment on any other Obligation owing by Borrower through the exercise of any right of set-off under Section 10.6. or otherwise, banker's lien or counterclaim or similar right or otherwise or through voluntary prepayments directly to a Lender or other payments made by Borrower to a Lender not in accordance with the terms of this Agreement and such payment, pursuant to the immediately preceding Section, should be distributed pro rata to Lenders, such Lender shall promptly purchase from the other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Loans made by the other Lenders or other Obligations owed to such other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) in accordance with their respective Pro Rata Shares. To such end, all Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

     SECTION 3.5. Defaulting Lenders.

     If for any reason any Lender (a "Defaulting Lender") shall fail or refuse to perform its obligations under this Agreement or any other Loan Document to which it is a party within the time period specified for performance of such obligation or, if no time period is specified, if such failure or refusal continues for a period of ten Business Days after notice from Agent, then, in addition to the rights and remedies that may be available to Agent or Borrower under this Agreement or Applicable Law, such Defaulting Lender's right to participate in the administration of the Loans, this Agreement and the other Loan Documents, including without limitation, any right to vote in respect of, to consent to or to direct any action or inaction of Agent or to be taken into account in the calculation of Majority Lenders or Supermajority Lenders, shall be suspended during the pendency of such failure or refusal. If a Lender is a Defaulting Lender because it has failed to make timely payment to Agent of any amount required to be paid to Agent hereunder (without giving effect to any notice or cure periods), in addition to other rights and remedies which Agent or Borrower may have under the immediately preceding provisions or otherwise, Agent shall be entitled (i) to collect interest from such Defaulting Lender on such delinquent payment for the period from the date on which the payment was due until the date on which the payment is made at the Federal Funds Rate, (ii) to withhold or setoff and to apply in satisfaction of the defaulted payment and any related interest, any amounts otherwise payable to such Lender under this Agreement or any other Loan Document and (iii) to bring an action or suit against such Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. Any amounts received by Agent in respect of a Defaulting Lender's Loans shall not be paid to such Defaulting Lender and shall be held uninvested by Agent and paid to such Defaulting Lender upon the Defaulting Lender's curing of its default.

     SECTION 3.6. Usury.

     In no event shall the amount of interest due or payable on the Loans exceed the maximum rate of interest allowed by Applicable Law and, in the event any such payment is paid by Borrower or received by any Lender, then such excess sum shall be credited as a payment of principal. It is the express intent of the parties hereto that Borrower not pay and Lenders not receive, directly or indirectly, in any manner whatsoever, interest in excess of that which may be lawfully paid by Borrower under Applicable Law.

     SECTION 3.7. Agreement Regarding Interest and Charges.

     THE PARTIES HERETO HEREBY AGREE AND STIPULATE THAT THE ONLY CHARGE IMPOSED UPON BORROWER FOR THE USE OF MONEY IN CONNECTION WITH THIS AGREEMENT IS AND SHALL BE THE INTEREST DESCRIBED IN SECTION 2.6. AND, WITH RESPECT TO SWINGLINE LOANS, IN SECTION 2.14.(c). THE PARTIES HERETO FURTHER AGREE AND STIPULATE THAT ALL OTHER CHARGES IMPOSED BY LENDERS AND AGENT ON BORROWER IN CONNECTION WITH THIS AGREEMENT, INCLUDING ALL AGENCY FEES, FACILITY FEES, UNUSED FACILITY FEES, EXTENSION FEES, UNDERWRITING FEES, LETTER OF CREDIT FEES, DEFAULT CHARGES, LATE CHARGES, ATTORNEYS' FEES AND REIMBURSEMENT FOR COSTS AND EXPENSES PAID BY AGENT OR ANY LENDER TO THIRD PARTIES OR FOR DAMAGES INCURRED BY AGENT OR ANY LENDER, ARE CHARGES MADE TO COMPENSATE AGENT OR ANY SUCH LENDER FOR UNDERWRITING OR ADMINISTRATIVE SERVICES AND COSTS OR LOSSES PERFORMED OR INCURRED, AND TO BE PERFORMED OR INCURRED, BY AGENT AND LENDERS IN CONNECTION WITH THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS AND SHALL UNDER NO CIRCUMSTANCES BE DEEMED TO BE CHARGES FOR THE USE OF MONEY PURSUANT TO OFFICIAL CODE OF GEORGIA ANNOTATED
SECTION 7-4-2 OR 7-4-18. ALL CHARGES OTHER THAN CHARGES FOR THE USE OF MONEY SHALL BE FULLY EARNED AND NONREFUNDABLE WHEN DUE.

     SECTION 3.8. Statements of Account.

     Agent will account to Borrower monthly with a statement of Loans, Letters of Credit, charges and payments made pursuant to this Agreement and the other Loan Documents, and such account rendered by Agent shall be deemed final, binding and conclusive upon Borrower absent demonstrable error. The failure of Agent or any Lender to maintain or deliver such a statement of accounts shall not relieve or discharge Borrower from its obligations hereunder.

     SECTION 3.9. Agent's Reliance.

     Neither Agent nor any Lender shall incur any liability to Borrower for acting upon any telephonic notice permitted under this Agreement which Agent or such Lender believes reasonably and in good faith to have been given by an individual authorized to deliver a Notice of Borrowing, Notice of Conversion, Notice of Continuation, Extension Request or a request for issuance of a Letter of Credit on behalf of Borrower.

     SECTION 3.10. Foreign Lenders.

     (a) Taxes Generally. All payments by the Borrower of principal of, and interest on, the Loans and all other Obligations shall be made free and clear of and without deduction for any present or future excise, stamp or other taxes, fees, duties, levies, imposts, charges, deductions, withholdings or other charges of any nature whatsoever imposed by any taxing authority, but excluding
(i) franchise taxes, (ii) any of the foregoing (other than withholding taxes) that would not be imposed but for a connection between the Agent or a Lender and the jurisdiction imposing the same (other than a connection arising solely by virtue of the activities of the Agent or such Lender pursuant to or in respect of this Agreement or any other Loan Document), (iii) any of the foregoing imposed on or measured by any Lender's assets, net income, receipts or branch profits, (iv) any of the foregoing arising after the Effective Date solely as a result of or attributable to a Lender changing its designated Lending Office after the date such Lender becomes a party hereto and (v) any of the foregoing which would not have been imposed if the applicable Lender's representation in subsection (c) below had been true or such Lender had complied with its agreement in subsection (d) below (such non-excluded items being collectively called "Taxes"). If any withholding or deduction from any payment to be made by the Borrower hereunder is required in respect of any Taxes pursuant to any Applicable Law, then the Borrower will:

     (i) pay directly to the relevant Governmental Authority the full amount required to be so withheld or deducted;

     (ii)  promptly   forward  to  the  Agent  an  official   receipt  or  other
documentation satisfactory to the Agent evidencing such payment to such Governmental Authority; and

     (iii) pay to the Agent for its account or the account of the applicable Lender, as the case may be, such additional amount or amounts as is necessary to ensure that the net amount actually received by the Agent or such Lender will equal the full amount that the Agent or such Lender would have received had no such withholding or deduction been required.

     (b) Tax Indemnification. If the Borrower fails to pay any Taxes when due to the appropriate Governmental Authority or fails to remit to the Agent, for its account or the account of the respective Lender, as the case may be, the required receipts or other required documentary evidence, the Borrower shall indemnify the Agent and the Lenders for any incremental Taxes, interest or penalties that may become payable by the Agent or any Lender as a result of any such failure. For purposes of this Section, a distribution hereunder by the Agent or any Lender to or for the account of any Lender shall be deemed a payment by the Borrower.

     (c) Exemption Representation. Each Lender represents and warrants to the Borrower and the Agent that, as of the date of this Agreement (or, in the case of an Assignee, the date it becomes a party hereto), it is entitled to receive payments hereunder without any deduction or withholding for or on account of any Taxes imposed by the United States of America or any political subdivision or taxing authority thereof.

     (d) Tax Forms. Prior to the date that any Foreign Lender becomes a party hereto, such Person shall deliver to the Borrower and the Agent such certificates, documents or other evidence, as required by the Internal Revenue Code or Treasury Regulations issued pursuant thereto, properly completed, currently effective and duly executed by such Lender or participant establishing that payments to it hereunder and under the Notes are (i) not subject to United States Federal backup withholding tax or (ii) not subject to United States Federal withholding tax under the Internal Revenue Code because such payment is either effectively connected with the conduct by such Lender or participant of a trade or business in the United States or totally exempt from United States Federal withholding tax by reason of the application of the provisions of a treaty to which the United States is a party or such Lender is otherwise exempt.

     (e) Refunds and Credits. If, and to the extent that, any Lender shall obtain a refund, credit, relief or remission for, or repayment of, any Taxes indemnified or paid by the Borrower pursuant to this Section 3.10., such Lender shall, to the extent that it can do so without prejudice to the retention of such refund, credit, relief, remission or repayment, pay to the Borrower such amount as such Lender determines to be attributable to the Taxes indemnified or paid by the Borrower. Any determination made by a Lender pursuant to this
Section 3.10.(e) shall, in the absence of bad faith or manifest error, be conclusive, and nothing in this Section 3.10.(e) shall be construed to require any Lender to conduct its business or to arrange or alter in any respect its tax or financial affairs (except as required by Section 3.10.(f)) so that it is entitled to receive such a refund, credit, relief, remission or repayment or to allow any Person to inspect any records, including tax returns, of any Lender.

                       ARTICLE IV. YIELD PROTECTION, ETC.

     SECTION 4.1. Additional Costs; Capital Adequacy.

     (a) Additional Costs. Borrower shall promptly pay to Agent for the account of a Lender from time to time such amounts as such Lender may reasonably determine to be necessary to compensate such Lender for any costs incurred by such Lender that it determines are attributable to its making or maintaining of any LIBOR Loans or its obligation to make any LIBOR Loans hereunder, any reduction in any amount receivable by such Lender under this Agreement or any of the other Loan Documents in respect of any of such Loans or such obligation or the maintenance by such Lender of capital in respect of its Loans or its Commitment (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), in each such case resulting from any Regulatory Change that: (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or any of the other Loan Documents in respect of any of such Loans or its Commitment (other than taxes imposed on or measured by the overall net income of such Lender or of its Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Lending Office); or (ii) imposes or modifies any reserve, special deposit or similar requirements (including Regulation D of the Board of Governors of the Federal Reserve System) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender, or any commitment of such Lender (including, without limitation, the Commitment of such Lender hereunder); or (iii) has or would have the effect of reducing the rate of return on capital of such Lender to a level below that which such Lender could have achieved but for such Regulatory Change (taking into consideration such Lender's policies with respect to capital adequacy).

     (b) Lender's Suspension of LIBOR Loans. Without limiting the effect of the provisions of the immediately preceding subsection (a), if by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender that includes deposits by reference to which the interest rate on LIBOR Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender that includes LIBOR Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if such Lender so elects by notice to Borrower (with a copy to Agent), the obligation of such Lender to make or Continue, or to Convert any other Type of Loans into, LIBOR Loans hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provisions of Section 4.6. shall apply).

     (c) Additional Costs in Respect of Letters of Credit. Without limiting the obligations of the Borrower under the preceding subsections of this Section (but without duplication), if as a result of any Regulatory Change or any risk-based capital guideline or other requirement heretofore or hereafter issued by any Governmental Authority there shall be imposed, modified or deemed applicable any tax, reserve, special deposit, capital adequacy or similar requirement against or with respect to or measured by reference to Letters of Credit and the result shall be to increase the cost to the Agent of issuing (or any Lender purchasing participations in) or maintaining its obligation hereunder to issue (or purchase participations in) any Letter of Credit or reduce any amount receivable by the Agent or any Lender hereunder in respect of any Letter of Credit, then, upon demand by the Agent or such Lender, the Borrower shall pay immediately to the Agent for its account or the account of such Lender, as applicable, from time to time as specified by the Agent or a Lender, such additional amounts as shall be sufficient to compensate the Agent or such Lender for such increased costs or reductions in amount.

     (d) Notification and Determination of Additional Costs. Each Lender agrees to notify Borrower of any event occurring after the date hereof entitling such Lender to compensation under any of the preceding subsections of this Section as promptly as practicable; provided, however, subject to the last sentence of this subsection, the failure of any Lender to give such notice shall not release Borrower from any of its obligations hereunder. Such Lender agrees to furnish to Borrower a certificate setting forth the basis and amount of each request by such Lender for compensation under this Section. Determinations by Agent or any Lender of the effect of any Regulatory Change shall be prima facie evidence of the matters so certified. A Lender shall only be entitled to compensation under the preceding subsection (a) as a result of events occurring during the 120-day period ending on the date Borrower receives the notice described in the first sentence of this subsection and if such Lender uses reasonable allocation and attribution methods to determine such compensation.

     SECTION 4.2. Suspension of LIBOR Loans.

     Anything herein to the contrary notwithstanding, if, on or prior to the determination of LIBO Rate for any Interest Period:

     (a) Agent reasonably determines (which determination shall be conclusive) that by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the LIBO Rate for such Interest Period, or

     (b) Agent reasonably determines (which determination shall be conclusive) that the LIBO Rate will not adequately and fairly reflect the cost to Lenders of making or maintaining LIBOR Loans for such Interest Period;

     then Agent shall give Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, Lenders shall be under no obligation to, and shall not, make additional LIBOR Loans, Continue LIBOR Loans or Convert Loans into LIBOR Loans and Borrower shall, on the last day of each current Interest Period for each outstanding LIBOR Loan, either repay such Loan or Convert such Loan into a Base Rate Loan.

     SECTION 4.3. Illegality.

     Notwithstanding any other provision of this Agreement, if it becomes unlawful for any Lender to honor its obligation to make or maintain LIBOR Loans hereunder, then such Lender shall promptly notify Borrower thereof (with a copy to Agent) and such Lender's obligation to make or Continue, or to Convert Loans of any other Type into, LIBOR Loans shall be suspended until such time as such Lender may again make and maintain LIBOR Loans (in which case the provisions of Section 4.6. shall be applicable).

     SECTION 4.4. Compensation.

     Borrower shall pay to Agent for account of each Lender, upon the request of such Lender through Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense that such Lender determines is attributable to: (a) any payment or prepayment (whether mandatory or optional) of a LIBOR Loan, or Conversion of a LIBOR Loan, made by such Lender for any reason (including, without limitation, acceleration) on a date other than the last day of the Interest Period for such Loan; or (b) any failure by Borrower for any reason (including, without limitation, the failure of any of the applicable conditions precedent specified in Article V. to be satisfied) to borrow a LIBOR Loan from such Lender on the date for such borrowing, or to Convert a Base Rate Loan into a LIBOR Loan or Continue a LIBOR Loan on the requested date of such Conversion or Continuation. Upon Borrower's request, any Lender requesting compensation under this Section shall provide Borrower with a statement setting forth the basis for requesting such compensation and the method for determining the amount thereof. Any such statement shall be prima facie evidence of the matters stated therein.

     SECTION 4.5. Affected Lenders.

     If any Lender requests compensation pursuant to Section 4.1., or the obligation of any Lender to make LIBOR Loans or to Continue, or to Convert Base Rate Loans into, LIBOR Loans shall be suspended pursuant to Section 4.1.(b) or 4.3., then, so long as there does not then exist any Default or Event of Default, Borrower may (but shall not be obligated to) take either of the following actions: (a) demand that such Lender (the "Affected Lender"), and upon such demand the Affected Lender shall promptly, assign its Commitment to an Eligible Assignee subject to and in accordance with the provisions of
Section 10.8.(c) for a purchase price equal to the aggregate principal balance of Loans then owing to the Affected Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to the Affected Lender, or (b) pay to the Affected Lender the aggregate principal balance of Loans then owing to the Affected Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to the Affected Lender, whereupon the Affected Lender shall no longer be a party hereto or have any rights hereunder or under any of the other Loan Documents. Agent and the Affected Lender may (but shall not be obligated to) cooperate in effectuating the replacement of such Affected Lender under this Section, but at no time shall Agent, such Affected Lender, or any other Lender be obligated in any way whatsoever to initiate any such replacement or to assist in finding an Assignee. The exercise by Borrower of its rights under this Section shall be at Borrower's sole cost and expense and at no cost or expense to Agent, the Affected Lender, or any of the other Lenders. The terms of this Section shall not in any way limit Borrower's obligation to pay to any Affected Lender compensation owing to such Affected Lender pursuant to Section 4.1.

     SECTION 4.6. Treatment of Affected Loans.

     If the obligation of any Lender to make LIBOR Loans or to Continue, or to Convert Base Rate Loans into, LIBOR Loans shall be suspended pursuant to
Section 4.1.(b), 4.2. or 4.3., then such Lender's LIBOR Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for LIBOR Loans (or, in the case of a Conversion required by Section 4.1.(b) or 4.3., on such earlier date as such Lender may specify to Borrower with a copy to Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 4.1.,
4.2. or 4.3. that gave rise to such Conversion no longer exist:

     (a) to the extent that such Lender's LIBOR Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's LIBOR Loans shall be applied instead to its Base Rate Loans; and

     (b) all Loans that would otherwise be made or Continued by such Lender as LIBOR Loans shall be made or Continued instead as Base Rate Loans, and all Base Rate Loans of such Lender that would otherwise be Converted into LIBOR Loans shall remain as Base Rate Loans.

     If such Lender gives notice to Borrower (with a copy to Agent) that the circumstances specified in Section 4.1. or 4.3. that gave rise to the Conversion of such Lender's LIBOR Loans pursuant to this Section no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when LIBOR Loans made by other Lenders are outstanding, then such Lender's Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding LIBOR Loans, to the extent necessary so that, after giving effect thereto, all Loans held by Lenders holding LIBOR Loans and by such Lender are held pro rata (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.

     SECTION 4.7. Change of Lending Office.

     Each Lender agrees that it will use reasonable efforts to designate an alternate Lending Office with respect to any of its Loans affected by the matters or circumstances described in Sections 3.10., 4.1. or 4.3. to reduce the liability of Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as determined by such Lender in its sole discretion, except that such Lender shall have no obligation to designate a Lending Office located in the United States of America.

                              ARTICLE V. CONDITIONS

     SECTION 5.1. General Conditions to Amendment and Restatement of Existing Credit Agreement and Initial Loans.

     The effectiveness of the amendment and restatement of the Existing Credit Agreement contemplated hereby, as well as the obligation of a Lender to make any Revolving Loan to Borrower, or the Swingline Lender to make any Swingline Loan to Borrower, or of the Agent to issue Letters of Credit, in each case in accordance with the terms hereof, are all subject to the condition precedent that Borrower deliver to Agent each of the following, each of which shall be in form and substance satisfactory to Agent:

     (a) counterparts of this Agreement executed by each of the parties hereto;

     (b) Revolving Notes executed by Borrower, payable to each Lender, and the Swingline Note executed by the Borrower;

     (c) a reaffirmation of the Guaranty, executed by SC Realty, Security Capital Holdings III Incorporated, Security Capital Lodging Incorporated, Security Capital Assisted Living Incorporated, Security Capital Parking Incorporated, Security Capital European Incorporated, Security Capital Manufactured Housing Incorporated, East Mixed-Use Realty Investors Trust, Midwest Mixed-Use Realty Investors Trust, and West Mixed-Use Realty Investors Trust;

     (d) Accession Agreements executed by SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations;

     (e) an opinion of Mayer, Brown and Platt, counsel to Borrower and Guarantors, and addressed to Agent and Lenders in substantially the form of
Exhibit I;

     (f) an opinion of Alston & Bird LLP, counsel to Agent, and addressed to Agent and Lenders in substantially the form of Exhibit J;

     (g) the articles of incorporation of Borrower certified as of a recent date by the Secretary of State of the State of Maryland;

     (h) a Certificate of Good Standing with respect to Borrower issued as of a recent date by the Secretary of State of the State of Maryland and certificates of qualification to transact business or other comparable certificates with respect to Borrower issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which Borrower is required to be so qualified;

     (i) a certificate of incumbency signed by the Secretary or Assistant Secretary of Borrower with respect to each of the officers of Borrower authorized to execute and deliver the Loan Documents to which Borrower is a party and to execute and deliver Notices of Borrowing, Notices of Conversion, Notices of Continuation and Notices of Swingline Borrowing;

     (j) certified copies (certified by the Secretary or Assistant Secretary of Borrower) of the by-laws of Borrower and of all corporate or other necessary action taken by Borrower to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

     (k) the Organizational Documents of SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations certified as of a recent date by the Secretary of State or other similar Governmental Authority of the jurisdiction of its formation;

     (l) the Organizational Documents of each Guaranty Exempt Entity, which contain the prohibition against incurring any Indebtedness described in the definition of Guaranty Exempt Entity, certified as of a recent date by the Secretary of State or other similar Governmental Authority of the jurisdiction of its formation;

     (m) certificates of good standing or certificates of similar meaning with respect to SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations issued as of a recent date by the Secretary of State of the State or other similar Governmental Authority of the respective jurisdiction of its formation and certificates of qualification to transact business or other comparable certificates with respect to SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations issued by each Secretary of State or other similar Governmental Authority (and any state department of taxation, as applicable) of each state in which such Guarantor is required to be so qualified;

     (n) a certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations with respect to each of the officers of such Guarantor authorized to execute and deliver the Loan Documents to which such Guarantor is a party;

     (o) certified copies (certified by the Secretary or Assistant Secretary (or other individual performing similar functions)) of SC Capital Incorporated, Security Capital Holdings II Incorporated and Security Capital Operations of
(i) the by-laws of such Guarantor, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Guarantor to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

     (p) certificates from the Secretary or Assistant Secretary (or other individual performing similar functions) of SC Realty, Security Capital Holdings III Incorporated, Security Capital Lodging Incorporated, Security Capital Assisted Living Incorporated, Security Capital Parking Incorporated, Security Capital European Incorporated, Security Capital Manufactured Housing Incorporated, East Mixed-Use Realty Investors Trust, Midwest Mixed-Use Realty Investors Trust, and West Mixed-Use Realty Investors Trust, certifying that the Organizational Documents, bylaws or other comparable documents, resolutions and certificate of incumbency of such Guarantor delivered in connection with such Guarantor's becoming a party to the Guaranty remain true and correct as of the Effective Date and have not been rescinded, amended or modified since the date of delivery.

     (p) a Form FR U-1 executed by Borrower with respect to all Unencumbered Pool Securities;

     (q) an Unencumbered Pool Certificate calculated as of the Effective Date;

     (r) payment of all loan closing fees and any other fees then due and payable to the Agent and the Lenders in connection with this Agreement; and

     (s) such other documents and instruments as Agent, or any Lender through Agent, may reasonably request.

           SECTION 5.2. Conditions to All Loans and Letters of Credit.

     The obligation of any Lender to make any Revolving Loan, and of Swingline Lender to make any Swingline Loan, and of the Agent to issue Letters of Credit, is subject to the condition precedent that the following conditions be satisfied in the judgment of Agent:

     (a) timely receipt by Agent of a Notice of Borrowing, or in the case of a Swingline Loan, timely receipt by Swingline Lender of a Notice of Swingline Borrowing;

     (b) the proposed use of proceeds of such Loans or Letters of Credit, as the case may be, set forth in the Notice of Borrowing or Notice of Swingline Borrowing, as the case may be, is consistent with the provisions of
Section 7.11.;

     (c) immediately before and after the making of such Revolving Loans or Swingline Loan or the issuance of such Letter of Credit, no Default (including without limitation the existence of the condition described in Section 2.8.(e)) or Event of Default shall have occurred and be continuing; and

     (d) the representations and warranties of Borrower and Guarantors contained in the Loan Documents to which any is a party shall be true in all material respects on and as of the date of such Revolving Loans or Swingline Loan or issuance of such Letter of Credit, as applicable, except to the extent (x) such representations or warranties specifically relate to an earlier date or (y) such representations or warranties become untrue by reason of events or conditions otherwise permitted hereunder and the other Loan Documents.

The delivery of each Notice of Borrowing and each Notice of Swingline Borrowing and the making of each Loan and the issuance of each Letter of Credit shall constitute a certification by Borrower to Agent, Swingline Lender and Lenders that the statements in the immediately preceding clauses (b) through (d) are true.

              SECTION 5.3. Conditions to Conversion to Term Loans.

     The right of  Borrower  to convert  Revolving  Loans into Term Loans  under
Section 2.11. is subject to the condition precedent that the following conditions be satisfied in the judgment of Agent:

     (a) timely receipt by Agent of the notice required under such Section;

     (b) immediately prior to such conversion, no Default or Event of Default shall have occurred and be continuing or would result after giving effect to such conversion; and

     (c) the representations and warranties of Borrower and Guarantors contained in the Loan Documents to which any is a party shall be true in all material respects on and as of the date of such conversion except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties become untrue by reason of events or conditions otherwise permitted hereunder and the other Loan Documents.

The delivery of the notice required under such Section shall constitute a certification by Borrower to Agent and Lenders that the statements in the immediately preceding clauses (b) and (c) are true.

                      SECTION 5.4. Conditions as Covenants.

     If Lenders make the initial Revolving Loan, or Swingline Lender makes the initial Swingline Loan, prior to the satisfaction of all conditions precedent set forth in Section 5.1., Borrower shall nevertheless cause such condition or conditions to be satisfied within five Business Days after the date of the making of such initial Revolving Loans or Swingline Loan.


                   ARTICLE VI. REPRESENTATIONS AND WARRANTIES

     Borrower represents and warrants to Agent and each Lender as follows:

     SECTION 6.1. Existence and Power.

     Each of Borrower and Guarantors is a corporation, partnership, trust or other legal entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, and has all requisite power and authority and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and is duly qualified and is in good standing, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization except where the failure to be so qualified or authorized would not have a Materially Adverse Effect.

     SECTION 6.2. Ownership Structure.

     Schedule 6.2. correctly sets forth the corporate structure and ownership interests of Borrower and all of its Consolidated Subsidiaries including the correct legal name of Borrower and each such Subsidiary, and Borrower's relative equity interest in each such Subsidiary.

     SECTION  6.3.  Authorization  of  Agreement,   Notes,  Loan  Documents  and
Borrowings.

     Each of Borrower and Guarantors has the right and power, and has taken all necessary action to authorize it, to borrow hereunder in the case of Borrower, and to execute, deliver and perform the Loan Documents to which it is a party in accordance with their respective terms and to consummate the transactions contemplated hereby and thereby. Each of the Loan Documents to which Borrower or any Guarantor is a party have been duly executed and delivered by the duly authorized officers of Borrower or such Guarantor and each is a legal, valid and binding obligation of Borrower or such Guarantor enforceable against Borrower or such Guarantor in accordance with its respective terms, except as the same may be limited by bankruptcy, insolvency, and other similar laws affecting the rights of creditors generally and the availability of equitable remedies for the enforcement of certain obligations (other than the payment of principal) contained herein or therein may be limited by equitable principles generally.

     SECTION 6.4. Compliance of Agreement, Notes, Loan Documents and Borrowing with Laws, etc.

     The execution, delivery and performance by Borrower or any Guarantor of the Loan Documents to which Borrower or such Guarantor is a party in accordance with their respective terms and the borrowing of Loans hereunder do not and will not, by the passage of time, the giving of notice or otherwise (a) require any Governmental Approval or violate any Applicable Law relating to Borrower or any Guarantor the failure to possess or to comply with which would have a Materially Adverse Effect; (b) conflict with, result in a breach of or constitute a default under the Organizational Documents of Borrower or any Guarantor, or any indenture, agreement or other instrument to which Borrower or any Guarantor is a party or by which it or any of its properties may be bound and the violation of which would have a Materially Adverse Effect; or (c) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by Borrower or any Guarantor other than Permitted Liens.

     SECTION 6.5. Compliance with Law; Governmental Approvals.

     Each of Borrower and Guarantors is in compliance with each Governmental Approval applicable to it and in compliance with all other Applicable Laws, except for noncompliances which, and Governmental Approvals the failure to possess which, would not, singly or in the aggregate, cause a Default or Event of Default or have a Materially Adverse Effect and in respect of which (if Borrower or such Guarantor, as applicable, has actual knowledge of such Applicable Law or Governmental Approval) adequate reserves have been established on the books of Borrower or such Guarantor, as applicable.

     SECTION 6.6. Indebtedness and Guarantees.

     Schedule 6.6. is a complete and correct listing of all Indebtedness and Guarantees of Borrower as of the date hereof. Borrower has performed and is in compliance with all of the terms of all Indebtedness of Borrower (including all Guarantees of any Indebtedness) having an aggregate principal amount in excess of $5,000,000, and all instruments and agreements relating thereto, and no default or event of default, or event or condition which with the giving of notice, the lapse of time or otherwise, would constitute such a default or event of default, exists with respect to any such Indebtedness. As of the date hereof, no Guarantor has any Indebtedness or Guarantees other than Indebtedness under
(a) the Guaranty, (b) the other Loan Documents to which such Guarantor is a party, and (c) Guarantees permitted under Section 7.19.(a)(w).

     SECTION 6.7. Transactions with Affiliates.

     Neither Borrower nor any Guarantor is a party to any transaction with any Affiliate which is in violation of Section 7.14.(b).

     SECTION 6.8. Absence of Defaults.

     Neither Borrower nor any Guarantor is in default under its respective Organizational Documents, and no event has occurred, which has not been remedied, cured or waived (a) which constitutes a Default or an Event of Default; or (b) which constitutes, or which with the passage of time, the giving of notice or otherwise, would constitute, a default or event of default by Borrower or any Guarantor under any material agreement (other than this Agreement) or judgment, decree or order to which Borrower or any Guarantor is a party or by which Borrower or any Guarantor or any of its properties may be bound.

     SECTION 6.9. Financial Information.

     The audited consolidated balance sheet of Borrower as at December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year then ending, reported on by Arthur Andersen LLP, and the unaudited consolidated balance sheet of the Borrower as at March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal period ending on such date, copies of all of which have been delivered to Agent and Lenders, fairly present, in conformity with generally accepted accounting principles, the financial position of Borrower as of such dates and its results of operations and cash flows for such periods (subject, as to interim statements, to changes resulting from normal year-end audit adjustments and the omission of footnotes). Since December 31, 2000 and with reference to such date, there has been no material adverse change in the financial position or results of operations of Borrower and its Consolidated Subsidiaries taken as a whole.

     SECTION 6.10. Litigation.

     There is no action, suit or proceeding pending against, or to the knowledge of Borrower threatened against or affecting, any Related Company before any court or arbitrator or any Governmental Authority (a) which would reasonably be expected to materially adversely affect the business, properties, financial position, results of operations or prospects of Borrower and its Consolidated Subsidiaries taken as a whole or (b) which in any manner draws into question the validity of any Loan Document.

     SECTION 6.11. ERISA.

     Neither Borrower nor any Guarantor maintains, nor has at any time maintained, any Plan subject to the provisions of ERISA. Neither Borrower nor any Guarantor is, and at no time has been, a member of any ERISA Group with any Person that has at any time maintained any such Plan.

     SECTION 6.12. Environmental Matters.

     In the ordinary course of their business, the Related Companies conduct an ongoing review of the effect of Environmental Laws on their business, operations and properties, in the course of which they identify and evaluate associated liabilities and costs (including, without limitation, any capital or operating expenditures required for clean-up or closure of properties presently or previously owned, any capital or operating expenditures required to achieve or maintain compliance with environmental protection standards imposed by law or as a condition of any license, permit or contract, any related constraints on operating activities, including any periodic or permanent shutdown of any facility or reduction in the level of or change in the nature of operations conducted thereat, any costs or liabilities in connection with off-site disposal of wastes or Hazardous Substances, and any actual or potential liabilities to third parties, including employees, and any related costs and expenses). On the basis of this review, Borrower has reasonably concluded that such associated liabilities and costs, including the costs of compliance with Environmental Laws, are unlikely to have a material adverse effect on the business, financial condition, results of operations or prospects of Borrower and its Consolidated Subsidiaries, considered as a whole.

     SECTION 6.13. Taxes.

     As of the date hereof, the United States Federal income tax returns of the "affiliated group" (as defined in the Internal Revenue Code) of which Borrower is a member for the calendar years prior to and including 1995 have been examined and closed. No other United States Federal income tax returns of such affiliated group have been examined to date. The members of such affiliated group have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all material taxes due pursuant to such returns or pursuant to any assessment received by or any of them except for taxes being contested in good faith by appropriate proceedings and for which appropriate reserves have been established. The charges, accruals and reserves on the books of Borrower in respect of taxes or other governmental charges are, in the opinion of Borrower, adequate.

     SECTION 6.14. Other Related Companies.

     Each of the corporate Related Companies other than Borrower and the Guarantors is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, and has all corporate powers and all material Governmental Approvals required to carry on its business as now conducted.

     SECTION 6.15. Not an Investment Company.

     Neither Borrower nor any Guarantor is an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     SECTION 6.16. Full Disclosure.

     All written information furnished by or on behalf of Borrower or any Guarantor to Agent and Lenders for purposes of or in connection with this Agreement and the other Loan Documents or any transaction contemplated hereby or thereby is, and all such information (other than projections and other similar forward-looking information) hereafter furnished by or on behalf of Borrower or any Guarantor to Agent and Lenders will be true and accurate in all material respects on the date as of which such information is stated or certified and does not, and will not, fail to state any material facts necessary to make the statements contained therein not misleading. All financial projections prepared by or on behalf of Borrower or any Guarantor that have been or may hereafter be made available to Agent or any Lender were or will be prepared in good faith based on assumptions believed by management of Borrower to be reasonable. Borrower has disclosed to Agent in writing any and all facts known to Borrower which materially and adversely affect or may affect (to the extent Borrower can now reasonably foresee), the business, operations or financial condition of Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of Borrower or any Guarantor to perform its obligations under the Loan Documents to which it is a party.

     SECTION 6.17. Insurance.

     Schedule 6.17. sets forth a true and correct description of the insurance coverage maintained by or on behalf of Borrower currently in effect.

     SECTION 6.18. Not Plan Assets.

     The assets of neither Borrower nor any Guarantor constitute "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or Non-ERISA Plan. The execution, delivery and performance by Borrower and Guarantors of the Loan Documents to which any is a party, and the borrowing and repayment of amounts hereunder, do not and will not constitute "prohibited transactions" under ERISA or the Internal Revenue Code.

     SECTION 6.19. Sole Shareholder.

     Borrower owns, directly or indirectly, all of the issued and outstanding equity interests of each Guarantor and Guaranty Exempt Entity, except for Guarantors and Guaranty Exempt Entities that qualify as REITS, in which cases the Borrower owns, directly or indirectly, at least 99% of the issued and outstanding equity interests of such Guarantors and Guaranty Exempt Entities.

     SECTION 6.20. Unencumbered Pool Securities.

     Each Security that is included in determinations of the Unencumbered Pool Value satisfies all requirements of the definition of Qualifying Security that are applicable to such Security. Schedule 6.20. sets forth, as of the Effective Date, a complete listing of all agreements and all provisions of Organizational Documents of the types referred to in clause (b)(i) of the definition of Traded Security, with respect to each Unencumbered Pool Security.

     SECTION 6.21. Solvency.

     (a) The fair value and the fair salable value of Borrower's assets (excluding any Indebtedness due from any Affiliate of Borrower) are each in excess of the fair valuation of Borrower's total liabilities (including all contingent liabilities); and (b) Borrower is able to pay its debts or other obligations in the ordinary course as they mature and (c) Borrower has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.

                             ARTICLE VII. COVENANTS

     Borrower agrees that, so long as Lenders have any Commitments hereunder or any Obligation remains unpaid:

     SECTION 7.1. Information.

     Borrower will deliver to Agent:

     (a) as soon as available and in any event within 135 days after the end of each respective fiscal year of Borrower and any of its Subsidiaries the financial statements of which are audited, a consolidated balance sheet of such Person as of the end of such fiscal year and the related consolidated statements of earnings, stockholders' equity and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on in a manner acceptable to Agent by independent public accountants of nationally recognized standing (delivery by Borrower of its Form 10-K under subsection (f) below shall satisfy the requirements of this subsection (a) to the extent such Form 10-K contains the items required to be delivered under this subsection);

     (b) as soon as available and in any event within 65 days after the end of each of the first three fiscal quarters of each respective fiscal year of Borrower and any of its Subsidiaries the financial statements of which are audited, a balance sheet of such Person as of the end of such quarter and the related statements of earnings, stockholders' equity and cash flows for such quarter and for the portion of such Person's fiscal year ended at the end of such quarter, setting forth in comparative form the figures for the corresponding quarter and the corresponding portion of such Person's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation, generally accepted accounting principles (subject to absence of full footnote disclosures) and consistency by an Authorized Representative of such Person (delivery by Borrower of its Form 10-Q under subsection (f) below shall satisfy the requirements of this subsection (b) to the extent such Form 10-Q contains the items required to be delivered under this subsection);

     (c) simultaneously with the delivery of each set of financial statements referred to in the immediately preceding clauses (a) and (b), a certificate of an Authorized Representative of Borrower (i) setting forth in reasonable detail the calculations required to establish whether Borrower was in compliance with the requirements of Sections 7.7. and 7.14. on the date of such financial statements, (ii) stating whether any Default or Event of Default exists on the date of such certificate and, if any Default or Event of Default then exists, setting forth the details thereof and the action which Borrower is taking or proposes to take with respect thereto, (iii) setting forth a schedule of all Contingent Obligations of Borrower as of the date of such financial statements, and (iv) setting forth a schedule, in such form as may be reasonably satisfactory to Agent, of information with respect to assets and liabilities of Consolidated Subsidiaries of Borrower;

     (d) as soon as possible and in any event within 5 Business Days following the end of each calendar month or promptly upon the reasonable request of Agent, an Unencumbered Pool Certificate;

     (e) within five days after any executive officer of Borrower obtains knowledge of any Default or Event of Default, a certificate of an Authorized Representative of Borrower setting forth the details thereof and the action which Borrower is taking or proposes to take with respect thereto;

     (f) promptly upon (i) the filing thereof, notice of the filing of all registration statements (other than any registration statements on Form S-8 or its equivalent), reports on Forms 10-K, 10-Q and 8-K (or their equivalents) and all other periodic reports which Borrower or any of its Affiliates which it directly or indirectly controls shall file with the Securities and Exchange Commission (or any governmental agency substituted therefor) or any national securities exchange and (ii) any Lender's request made through the Agent, a copy of any such registration statement (other than the exhibits thereto) or other periodic report;

     (g) promptly upon the release thereof, copies of all press releases of Borrower and any of its Affiliates which it directly or indirectly controls;

     (h) promptly upon the mailing thereof to the shareholders of Borrower generally, copies of all financial statements, reports and proxy statements so mailed;

     (i) promptly upon obtaining knowledge thereof, a description in reasonable detail of any action, suit or proceeding commenced or threatened against any of the Related Companies which is reasonably likely to have a Materially Adverse Effect;

     (j) promptly upon the occurrence thereof, any material change in the senior management of Borrower or any Guarantor;

     (k)  promptly   upon  the   occurrence   thereof,   any  amendment  to  the
Organizational Documents of Borrower or any Guarantor;

     (l) promptly upon the filing thereof, the annual report of Borrower filed with the Secretary of State of the State of Maryland;

     (m) promptly upon Agent's request, (i) amendments or other supplements to any Form FR U-1 or Form FR G-3 delivered under this Agreement, (ii) new Forms FR U-1 or Forms FR G-3, and (iii) such information regarding the Securities owned by Borrower or any Guarantor as Agent may request;

     (n) promptly upon any executive officer of Borrower obtaining knowledge that an event or condition has occurred or exists which results in any Unencumbered Pool Security ceasing to be eligible for qualification as an Unencumbered Pool Security, notice of such event or condition;

     (o) within 5 Business Days of the sale or other disposition by the Borrower or any Guarantor of any Unencumbered Pool Securities, notice of such sale together with an Unencumbered Pool Certificate giving effect to such sale or transfer; and

     (p) from time to time such additional information regarding the financial position or business of Borrower and its Subsidiaries as Agent or any Lender may reasonably request.

Agent shall deliver to each Lender a copy of each item delivered to the Agent under the immediately preceding subsections (a) through (o) promptly upon receipt by Agent.

     SECTION 7.2. Payment of Obligations.

     Borrower will pay and discharge, and will cause each Subsidiary (other than any Public Subsidiary) to pay and discharge, at or before maturity, all their respective material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings unless the contest thereof would have a Materially Adverse Effect on Borrower, and will maintain, and will cause each Subsidiary (other than any Public Subsidiary) to maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.

     SECTION 7.3. Maintenance of Property; Insurance.

     (a) Borrower will keep, and will cause each Subsidiary (other than any Public Subsidiary) to keep, all property useful and necessary in its business in good working order and condition, ordinary wear and tear and insured casualty losses excepted.

     (b) Borrower will maintain, and will cause each Subsidiary (other than any Public Subsidiary) to maintain, (i) physical damage insurance on all real and personal property on an all risks basis (including the perils of flood and earthquake if located in designated flood and earthquake zones), covering the repair and replacement cost of all such property and consequential loss coverage for business interruption and extra expense (provided that the amount of such insurance with respect to earthquakes need not exceed $15,000,000 for property located in California), (ii) public liability insurance (including products/completed operations liability coverage) in an amount not less than $5,000,000 in primary coverage and $25,000,000 in umbrella coverage and (iii) such other insurance coverage in such amounts and with respect to such risks as is consistent with insurance maintained by businesses of comparable type and size in the industry. All such insurance shall be provided by insurers having an A.M. Best policyholders rating of not less than A-IX (with respect to liability) and A-XI (with respect to property damage) or such other insurers as Agent may approve in writing. Borrower will deliver to Agent (i) upon request of Agent from time to time full information as to the insurance carried, (ii) within five
(5) days of receipt of notice from any insurer a copy of any notice of cancellation or material change in coverage from that existing on the date of this Agreement and (iii) forthwith, notice of any cancellation or nonrenewal of coverage by Borrower.

     (c) Except as otherwise permitted under Section 7.10., Borrower will, and will cause each Subsidiary to, qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization and where the failure to be so qualified or authorized would have a Materially Adverse Effect on Borrower.

     SECTION 7.4. Conduct of Business and Maintenance of Existence.

     Except as otherwise permitted under Section 7.10., Borrower will continue, and will cause each Subsidiary to continue, to engage in business of the same general type as now conducted by Borrower and its Subsidiaries, and will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect their respective existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business; provided that nothing in this Section shall prohibit the dissolution of a Subsidiary (other than any Guarantor) if (a) the Borrower's Board of Directors has determined that such dissolution is in the best interest of Borrower, (b) such dissolution will not be materially disadvantageous to Lenders and (c) such dissolution will not have a Materially Adverse Effect.

     SECTION 7.5. Compliance with Laws.

     Borrower will comply, and cause each Subsidiary to comply, with all Applicable Laws, including without limitation, all Environmental Laws and ERISA and the rules and regulations thereunder, except where compliance therewith is contested in good faith by appropriate proceedings or the failure to so comply would not have a Materially Adverse Effect.

     SECTION 7.6. Inspection of Property, Books and Records.

     Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of Agent to visit and inspect any of their respective properties, to examine and make abstracts from any of their respective books and records and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants in Borrower's presence prior to an Event of Default, all at such reasonable times during business hours and as often as may reasonably be desired and with reasonable notice so long as no Event of Default shall have occurred and be continuing.

     SECTION 7.7. Financial Covenants.

     (a) Minimum Shareholders' Equity. Borrower shall not at any time permit the Shareholders' Equity of Borrower and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles to be less than (i) 75% of Shareholders' Equity of Borrower and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles as of March 31, 2001 plus or minus, as the case may be,
(ii) 75% of the amount by which the Shareholders' Equity of Borrower and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles has been increased by the issuance of capital stock or decreased by the repurchase of capital stock after March 31, 2001; provided, however, that in no event will Borrower permit the Shareholders' Equity of Borrower and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles to be less than $2,000,000,000.

     (b) Ratio of Total Liabilities to Market Value Net Worth. Borrower shall not at any time permit the ratio of (i) the Total Liabilities of Borrower and its Consolidated Subsidiaries determined in accordance with generally accepted accounting principles to (ii) the Market Value Net Worth of Borrower and its Consolidated Subsidiaries to exceed 0.80 to 1.0.

     (c) Ratio of Cash Flow to Fixed Charges. Borrower shall not permit the ratio of (i) the Cash Flow of Borrower and its Consolidated Subsidiaries to
(ii) the Fixed Charges of Borrower and its Consolidated Subsidiaries to be less than 1.50 to 1.00 at the end of any fiscal quarter.

     (d) Ratio of Secured Indebtedness to Market Value. Borrower shall not permit the ratio of (i) the aggregate outstanding principal amount of Indebtedness of Borrower and its Consolidated Subsidiaries that is secured in any manner by any Lien on any property to (ii) the sum of the amounts in clause
(a) of the definition of Market Value Net Worth, to exceed 0.1 to 1.0 at any time.
     (e) Ratio of Unencumbered Pool Value to Unsecured Liabilities. Borrower shall not permit the ratio of (i) the Unencumbered Pool Value to (ii) the Unsecured Liabilities of Borrower and its Consolidated Subsidiaries, to be less than 2.00 to 1.00 at any time.

     SECTION 7.8. Sales of Unencumbered Pool Securities.

     Borrower shall not, and shall not permit any Guarantor to, sell, transfer, convey or otherwise dispose of any Unencumbered Pool Securities if an Event of Default exists immediately prior to such sale, transfer, conveyance or disposition, or would exist immediately after giving effect thereto.

     SECTION 7.9. Limitation on Dividends and Other Payment Restrictions Affecting Subsidiaries.

     Borrower will not, and will not cause or permit any Consolidated Subsidiary (excluding any Strategic Investee Subsidiary) to, directly or indirectly, create or otherwise cause or suffer to exist, or enter into any agreement with any Person that would cause to become effective, any consensual encumbrance or restriction of any kind, on the ability of any such Consolidated Subsidiary to
(a) pay dividends, in cash or otherwise, or make any other distribution on or in respect of its capital stock or any other interest or participation in, or measured by, its profits, to Borrower or any other Subsidiary, (b) pay any Indebtedness owed to Borrower or any other Subsidiary, (c) make loans or advances to, or guarantee any Indebtedness or other obligations of, Borrower or any other Subsidiary or (d) transfer any of its property or assets to Borrower or any other Subsidiary, except any encumbrance or restriction (i) existing under any agreement governing the terms of or otherwise arising as a result of purchase money Indebtedness for equipment or other goods acquired in the ordinary course of business that only imposes encumbrances and restrictions on the goods so acquired; (ii) contained in any agreement for the sale or disposition of the capital stock of or other equity interest in, or assets of, any Subsidiary; provided, however, that such encumbrances and restrictions described in this clause (ii) are only applicable to such Subsidiary or assets, as applicable, and any such sale or disposition is made in compliance with
Section 7.10. to the extent applicable thereto; or (iii) existing under any agreement that refinances or replaces the agreements containing the encumbrance or restrictions in the foregoing clause (i); provided, however, that the terms and conditions of any such restrictions permitted under this clause (iii) are not materially less favorable to Lenders than those under or pursuant to the agreement evidencing the Indebtedness refinanced.

     SECTION 7.10. Consolidations, Mergers and Sales of Assets.

     Neither Borrower nor any of its Subsidiaries (other than any Public Subsidiary) may (a) consolidate or merge with or into any other Person, (b) sell, lease or otherwise transfer, directly or indirectly, and whether by one or a series of related transactions, a substantial portion of any of its assets to any other Person, or (c) purchase or otherwise acquire, directly or indirectly, by one or a series of related transactions, all or substantially all of the assets of, or outstanding capital stock of or other equity interest in, another Person, except that (x) a Subsidiary (other than a Guarantor) may merge or consolidate with another Person or sell, lease or otherwise transfer a substantial portion of its assets to another Person, and (y) Borrower or a Subsidiary may purchase or otherwise acquire, all or substantially all of the assets of, or outstanding capital stock of or other equity interests in, another Person, so long as (i) Borrower shall have given Agent at least 10 days prior notice thereof (except in the case of an acquisition of capital stock of or other equity interest in, existing Affiliates), (ii) after giving effect thereto, no Default or Event of Default shall have occurred and be continuing, and Borrower shall have delivered to Agent a certificate of an Authorized Representative of Borrower setting forth in reasonable detail the calculations required to establish whether Borrower will be in compliance with the requirements of Sections 7.7. and 7.14. after giving pro forma effect thereto and (iii) in the case of a consolidation or merger, the Person surviving such consolidation or merger will be a Subsidiary after giving effect thereto.

     SECTION 7.11. Use of Proceeds and Letters of Credit.

     Borrower will use the proceeds of all Loans made under this  Agreement only
(a) to finance (i) the purchase by Borrower (directly, or indirectly through wholly-owned Subsidiaries) of Securities issued by Persons created by Borrower or specified by Borrower consistent with the business objectives of Borrower and
(ii) loans by Borrower permitted under Section 7.15., (b) to acquire, directly or indirectly, shares of any of its capital stock, and to redeem, purchase or otherwise retire Indebtedness of Borrower that is subordinated in right of payment to the Loans and the other Obligations, and (c) for general corporate purposes, in each case to the extent otherwise permitted hereunder, and for no other purposes. Borrower will not use any proceeds of the Loans for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulations T, U and X if such use would result in a violation by any party hereto of any of Regulations T, U and X. The Borrower may use the Letters of Credit only for the same purposes for which it may use the proceeds of Loans.

     SECTION 7.12. ERISA.

     Borrower will not at any time maintain any Plan subject to the provisions of ERISA and will not at any time be a member of any ERISA Group with any Person that has at any time maintained any such Plan.

     SECTION 7.13. Negative Pledge.

     Borrower will not create, assume or suffer to exist any Lien on any of its right, title or interest in or to (a) any capital stock of any Guarantor (including any of Borrower's indirect ownership interest in such Guarantor) or
(b) any capital stock of or other equity interest in any of the Services Subsidiaries.

     SECTION 7.14. Restricted Payments; Agreements with Affiliates.

     (a) Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments; provided, however, so long as no Event of Default shall have occurred and be continuing (and would not result from the occurrence of the following), Borrower may (i) pay cash dividends during any periods of four consecutive fiscal quarters ending during the term of this Agreement in an aggregate amount not to exceed 50% of Borrower's Cash Flow Available for Distribution for such four fiscal quarter period;
(ii) notwithstanding the preceding clause (i), pay cash dividends to the holders of the 257,642 shares of Borrower's Series B Cumulative Convertible Redeemable Voting Preferred Stock currently issued and outstanding (the "Series B Shares"), and any other securities into which the Series B Shares may be exchanged or converted but only to the extent required to do so under the terms of the Series B Shares as in effect June 5, 1998; provided, however, for purposes of this clause (ii) only if any Event of Default other than any Event of Default described in Section 8.1.(a) or (f) through (i) shall have occurred and be continuing, Borrower may pay cash dividends to the holders of Series B Shares but only to the extent required to do so under the terms of the Series B Shares as in effect June 5, 1998; and (iii) acquire, directly or indirectly, shares of any of its capital stock, and redeem, purchase or otherwise retire Indebtedness of Borrower that is subordinated in right of payment to the Loans and the other Obligations.

     (b) Borrower shall not, and shall not permit any of its Subsidiaries that are not Public Subsidiaries to, enter into any transaction requiring such Person to pay any amounts to or otherwise transfer property to, or pay any management or other fees to, any Affiliate other than on terms and conditions substantially as favorable to Borrower or such Subsidiary as would be obtainable at the time in a comparable arm's-length transaction with a Person not an Affiliate.

     SECTION 7.15. Loans to Other Persons.

     Borrower shall not, and shall not permit any Guarantor to, make or permit to be outstanding any loan or advance to any Person; provided, however, Borrower and Guarantors may make loans to (a) any Subsidiary (excluding any Public Subsidiary) the accounts of which are consolidated with those of Borrower in its consolidated financial statements in accordance with generally accepted accounting principles, and (b) any Strategic Investee (excluding any Strategic Investee whose Securities having ordinary voting power to elect members of the board of directors or other persons performing similar functions are listed on the New York Stock Exchange, American Stock Exchange or some other principal national securities exchange or have price quotations in the over-the-counter market reported by the National Association of Securities Dealers Automated Quotation System), in either case so long as no Default or Event of Default exists at the time of (or would result from) the making of such loan. In addition to the foregoing, Borrower and Guarantors may make loans and advances to employees for moving, entertainment, travel and other similar expenses in the ordinary course of business consistent with past practices.

     SECTION 7.16. ERISA Exemptions.

     Borrower shall not permit any of its assets to become or be deemed to be "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or any Non-ERISA Plan.

     SECTION 7.17. Exchange Listing.

     Borrower will maintain at least one class of common shares of Borrower having trading privileges on the New York Stock Exchange or the American Stock Exchange or which is listed on The NASDAQ Stock Market's National Market.

     SECTION 7.18. Subsidiary Guaranties

     Borrower will not cause or permit any Subsidiary, directly or indirectly, to provide a Guarantee (an "Other Guarantee") of the payment of any Indebtedness of Borrower or any Guarantor ("Other Indebtedness") unless such Subsidiary
(a) is a Guarantor or (b) simultaneously executes and delivers a guaranty of the Obligations in form and substance satisfactory to Agent; provided, however, that if such Other Indebtedness is (i) Indebtedness that is ranked pari passu in right of payment with the Obligations or the guaranty of such Subsidiary, as the case may be, the guaranty of such Subsidiary shall be pari passu in right of payment with the Other Guarantee; or (ii) Indebtedness subordinated in right of payment to the Obligations (or any guaranty by a Subsidiary thereof), the guaranty by such Subsidiary shall be senior in right of payment to the Other Guarantee (which shall provide that such Other Guarantee is subordinated to the guaranty of such Subsidiary to the same extent and in the same manner as the Other Indebtedness is subordinated to the Obligations or the guaranty of such Subsidiary thereof, as the case may be).

     SECTION 7.19. Covenants Regarding Guarantors.

     (a) Indebtedness and Accounts Payable. Borrower will not permit Guarantors to incur, assume or suffer to exist any of the following (determined on a collective basis): (i) accounts payable (excluding obligations to purchase Securities pursuant to subscription or stock purchase agreements, or otherwise make capital contributions, in or with respect to Strategic Investees or Capital Management Entities) in excess of $10,000,000 in the aggregate at any time outstanding and (ii) any Indebtedness other than:

     (w) Indebtedness owing to Borrower, or subject to Section 7.15., a Guarantor;

     (x)  Indebtedness  under the  Guaranty  and,  subject  to  compliance  with
          Section 7.18., under Guarantees of senior unsecured long term Indebtedness of Borrower so long as such Indebtedness so Guaranteed is of a type described in clause (a) or (b) of the definition of Indebtedness; and

     (y)  Indebtedness represented by declared but unpaid dividends.

     (b) Asset Transfers. Borrower will not permit any Guarantor to sell, transfer or otherwise convey any of its assets other than:

     (x) sales and transfers of Unencumbered Pool Securities to the extent permitted under Section 7.8.; and

     (y) transfers of assets to Borrower and any other Guarantor that is organized under the laws of, and has its chief executive office in, any State of the United States of America or the District of Columbia, so long as no Default or Event of Default shall have occurred and be continuing or would result from such transfer.

     (c) Independent Director. As of the date hereof, SC Realty's Independent Director (as defined in such Guarantor's articles of incorporation) is James R. Wilcox. Borrower shall cause such Guarantor to pay such Independent Director a director's fee not greater than comparable fees received by independent directors of entities similar to such Guarantor engaging in comparable activities with similar risks. Borrower will not permit such Guarantor to permit such Independent Director to be a trustee in bankruptcy for Borrower.

     (d) Compliance with and Amendment of Charter or Bylaws. Borrower shall cause each Guarantor to (a) comply with the terms of its Organizational Documents and (b) not amend, supplement, restate or otherwise modify any of the terms of its Organizational Documents.

     SECTION 7.20. Investment Limitation.

     The Borrower shall not permit the aggregate value of all Securities of Strategic Investees and Securities held by the Capital Management Entities in real estate companies, the value of which is determined in accordance with the method referred to in clause (d)(iii) of the definition of Market Value, to exceed 15% of the value of all Securities held by the Borrower and its Subsidiaries. For purposes of this Section, the value of Securities held by the Borrower and the Capital Management Entities referred to in this Section shall be determined in accordance with the valuations methods referred to in the definition of Market Value.

     SECTION 7.21. Minimum Ownership by Borrower and Guarantors.

     At no time shall Borrower permit (a) the aggregate value of all assets of the types referred to in clause (a) of the definition of Market Value Net Worth that are directly owned by Borrower, Guarantors and Guaranty Exempt Entities to be less than (b) 90.0% of the aggregate value of all assets of such types that are directly owned by Borrower and its Consolidated Subsidiaries.

                             ARTICLE VIII. DEFAULTS

     SECTION 8.1. Events of Default.

     If one or more of the following events shall have occurred and be continuing:

     (a) Borrower shall fail to pay within 1 Business Day of the due date thereof any principal of any Obligation, or shall fail to pay within 3 Business Days of the due date thereof any interest owing on any Obligation, or shall fail to pay within 10 Business Days of the due date thereof any fees or other Obligation;

     (b) Borrower shall fail to observe or perform any covenant or agreement contained in Section 7.1.(e), Section 7.10., Section 7.13. (if, in the case of such Section 7.13., such failure was willful or intentional),
Section 7.19.(a)(ii), Section 7.19.(c), Section 7.19.(d) or Section 7.21.;

     (c) Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by the immediately preceding clause (a) or (b)) for a period of 30 days after written notice thereof from Agent has been received by Borrower;

     (d) an Event of Default under and as defined in any Loan Document shall occur and be continuing or Borrower or any Guarantor shall fail to observe or perform any covenant or agreement contained in any of the Loan Documents to which it is a party (other than those expressly covered by any other clause of this Section 8.1.) and such failure shall continue beyond any applicable period of grace;

     (e) any representation, warranty, certification or statement made or deemed made (i) by or on behalf of Borrower in this Agreement or in any certificate, financial statement or other Loan Document to which it is a party delivered pursuant to this Agreement or any other Loan Document, or (ii) by or on behalf of any Guarantor in the Guaranty, or in any certificate, financial statement or other Loan Document to which it is a party delivered pursuant to this Agreement or any other Loan Document, shall prove to have been incorrect or misleading in any material respect when made or deemed made;

     (f) Borrower or any Guarantor shall fail to make any payment in respect of any of its Indebtedness (other than the Obligations) having an aggregate outstanding principal balance in excess of $25,000,000 in the case of Borrower or $10,000,000 in the case of a Guarantor, when due and such failure shall continue beyond any applicable grace period;

     (g) the maturity of any Indebtedness of Borrower or any Guarantor in an aggregate principal amount in excess of $25,000,000 in the case of Borrower or $10,000,000 in the case of a Guarantor, shall have been (i) accelerated in accordance with the provisions of any indenture, contract or instrument providing for the creation of or concerning such Indebtedness or (ii) required to be prepaid in full prior to the stated maturity thereof;

     (h) Borrower, any Guarantor, any Guaranty Exempt Entity or any Issuer of a Qualifying Security shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;

     (i) an involuntary case or other proceeding shall be commenced against Borrower, any Guarantor, any Guaranty Exempt Entity or any Issuer of a Qualifying Security seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against any such Person under the federal bankruptcy laws as now or hereafter in effect;

     (j) a judgment or order for the payment of money in excess of $25,000,000 with respect to Borrower or $10,000,000 with respect to any Guarantor or Guaranty Exempt Entity shall be rendered against Borrower or a Guarantor or Guaranty Exempt Entity and such judgment or order shall continue unsatisfied and unstayed for a period of 30 consecutive days;

     (k) during any period of twelve consecutive calendar months, individuals who were directors of Borrower or a Guarantor on the first day of such period shall cease to constitute a majority of the board of directors of Borrower or such Guarantor, as applicable; provided, however, that the directors of Borrower or a Guarantor, as applicable, may include any new director that (i) is an officer, director or employee of a Related Company or (ii) is required in order (as a practical matter) for the composition of the board of directors of Borrower or such Guarantor, as applicable, to comply with any provision of the Organizational Documents of Borrower or such Guarantor, as applicable, regarding independent directors;

     (l) if a change in the management of Borrower or a Guarantor has occurred there shall have occurred without the consent of Agent within 10 days of such change any adverse change reasonably deemed material by Agent in the identity of persons constituting management of Borrower or such Guarantor, as applicable;

     (m) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) is or becomes the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a Person will be deemed to have "beneficial ownership" of all securities that such Person has the right to acquire, whether such right is exercised immediately or only after the passage of time), directly or indirectly, of more than 25% of the total voting power of the then outstanding voting stock of Borrower;

     (n) the assets of Borrower or any Guarantor or Guaranty Exempt Entity at any time constitute assets, within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or Non-ERISA Plan;

     (o) any Guarantor shall, or shall attempt to, disavow, revoke or terminate the Guaranty or its obligations thereunder; or

     (p) except as permitted by Section 10.14.(a), Borrower shall cease to own, directly or indirectly, all of the issued and outstanding capital stock of each Guarantor.

         SECTION 8.2.  Remedies.

     Upon the occurrence of an Event of Default, and in every such event, Agent shall, upon the direction of the Supermajority Lenders, (i) by notice to Borrower terminate the Commitments, which shall thereupon terminate, and (ii) by notice to Borrower declare the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding to be, and the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding for deposit into the Collateral Account shall thereupon become, immediately due and payable without presentment, demand, protest or notice of intention to accelerate, all of which are hereby waived by Borrower. If Agent has exercised any of the rights provided under the preceding sentence, Swingline Lender shall: (x) declare the principal of, and accrued interest on, the Swingline Loans and the Swingline Note at the time outstanding, and all of the other Obligations owing to Swingline Lender, to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by Borrower and (y) terminate the Swingline Commitment and the obligation of Swingline Lender to make Swingline Loans. Notwithstanding the foregoing, upon the occurrence of any of the Events of Default specified in clause (h) or (i) of Section 8.1., without any notice to Borrower or any other act by Agent, the Commitments and the Swingline Commitment shall thereupon immediately and automatically terminate and the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding for deposit into the Collateral Account shall become immediately due and payable without presentment, demand, protest, notice of intention to accelerate or notice of acceleration, or other notice of any kind, all of which are hereby waived by Borrower. In addition upon the occurrence of an Event of Default, the Supermajority Lenders may direct Agent to, and Agent if so directed shall, instruct Borrower to cease making Investments and upon receipt of any such instruction Borrower shall cease to do so. Not in limitation of the foregoing, upon the occurrence of an Event of Default, the Supermajority Lenders may direct Agent to, and Agent if so directed shall, exercise any and all of its rights under any and all of the other Loan Documents and under Applicable Law.

     SECTION 8.3. Allocation of Proceeds.

     If an Event of Default shall have occurred and be continuing and maturity of any of the Obligations has been accelerated, all payments received by Agent under any of the Loan Documents, in respect of any principal of or interest on the Obligations or any other amounts payable by Borrower hereunder or thereunder, shall be applied in the following order and priority:

     (a) amounts due to Agent, and Lenders in respect of Fees and expenses due under Sections 3.1. and 10.3., ratably in accordance with the amounts then payable;

     (b) payments of interest on Swingline Loans;

     (c) payments of principal on Swingline Loans;

     (d) payments of interest on Loans and Reimbursement Obligations, to be applied for the ratable benefit of Lenders;

     (e) payments of principal of Loans and Reimbursement Obligations, to be applied for the ratable benefit of Lenders;

     (f) amounts to be deposited into the Collateral Account in respect of Letters of Credit;

     (g) amounts due to Agent and Lenders pursuant to Sections 9.6. and 10.5.;

     (h) payments of all other amounts due under any of the Loan Documents, if any, to be applied for the ratable benefit of Lenders; and

     (i) any amount remaining after application as provided above, shall be paid to Borrower or whomever else may be legally entitled thereto.

     SECTION 8.4. Rescission of Acceleration by Supermajority Lenders.

     If at any time after acceleration of the maturity of the Obligations, Borrower shall pay all arrears of interest and all payments on account of principal of the Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by Applicable Law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Defaults (other than nonpayment of principal of and accrued interest on the Obligations due and payable solely by virtue of acceleration) shall be remedied or waived to the satisfaction of the Supermajority Lenders, then by written notice to Borrower, the Supermajority Lenders may elect, in the sole discretion of such Supermajority Lenders, to rescind and annul the acceleration and its consequences; but such action shall not affect any subsequent Default or Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind the Lenders to a decision which may be made at the election of the Supermajority Lenders; they are not intended to benefit Borrower and do not give Borrower the right to require the Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are satisfied.

     SECTION 8.5. Collateral Account.

     (a) As collateral security for the prompt payment in full when due of all Letter of Credit Liabilities, the Borrower hereby pledges and grants to the Agent, for the benefit of the Lenders as provided herein, a security interest in all of the Borrower's right, title and interest in and to the Collateral Account and the balances from time to time in the Collateral Account (including the investments and reinvestments therein provided for below). The balances from time to time in the Collateral Account shall not constitute payment of any Letter of Credit Liabilities until applied by the Agent as provided herein.
Anything in this Agreement to the contrary notwithstanding, funds held in the Collateral Account shall be subject to withdrawal only as provided in this Section.

     (b) Amounts on deposit in the Collateral Account shall be invested and reinvested by the Agent in such investments as the Agent shall determine in its sole discretion. All such investments and reinvestments shall be held in the name of and be under the sole dominion and control of the Agent. The Agent shall exercise reasonable care in the custody and preservation of any funds held in the Collateral Account and shall be deemed to have exercised such care if such funds are accorded treatment substantially equivalent to that which the Agent accords other funds deposited with the Agent, it being understood that the Agent shall not have any responsibility for taking any necessary steps to preserve rights against any parties with respect to any funds held in the Collateral Account.

     (c) If an Event of Default shall have occurred and be continuing, the Agent may (and, if instructed by the Majority Lenders, shall) in its (or their) discretion at any time and from time to time elect to liquidate any such investments and reinvestments and credit the proceeds thereof to the Collateral Account and apply or cause to be applied such proceeds and any other balances in the Collateral Account to the payment of any of the Letter of Credit Liabilities then due and payable.

     (d) When all of the Obligations shall have been indefeasibly paid in full and no Letters of Credit remain outstanding, the Agent shall promptly deliver to the Borrower, against receipt but without any recourse, warranty or representation whatsoever, the balances remaining in the Collateral Account.

     (e) The Borrower shall pay to the Agent from time to time such fees as the Agent normally charges for similar services in connection with the Agent's administration of the Collateral Account and investments and reinvestments of funds therein.
                              ARTICLE IX. THE AGENT

     SECTION 9.1. Appointment and Authorization.

     Each Lender hereby appoints and authorizes Agent to take such action as contractual representative on its behalf and to exercise such powers under the Loan Documents as are delegated to Agent by the terms thereof, together with all such powers as are reasonably incidental thereto. Borrower shall be entitled to rely conclusively upon a written notice or written response from Agent as being made pursuant to the requisite concurrence or consent of Lenders necessary to take such action without investigation or otherwise contacting Lenders hereunder. Nothing herein shall be construed to deem Agent a trustee for any Lender nor to impose on Agent duties or obligations other than those expressly provided for herein. Not in limitation of the foregoing, each Lender agrees Agent has no fiduciary obligations to such Lender under this Agreement, any other Loan Document or otherwise. At the request of a Lender, Agent will forward to each Lender copies or, where appropriate, originals of the documents delivered to Agent pursuant to Section 5.1. The Agent will also furnish to any Lender, upon the request of such Lender, a copy of any certificate or notice furnished to Agent by Borrower pursuant to this Agreement or any other Loan Document not already delivered to such Lender pursuant to the terms of this Agreement or any such other Loan Document. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of the Notes), Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that Agent shall not be required to take any action which exposes Agent to personal liability or which is contrary to this Agreement or any other Loan Document or Applicable Law. Not in limitation of the foregoing, Agent shall not exercise any right or remedy it or Lenders may have under any Loan Document upon the occurrence of a Default or an Event of Default unless the Supermajority Lenders have so directed Agent to exercise such right or remedy. Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless Agent has actual knowledge of such Default or Event of Default. In the event that Agent has actual knowledge of the occurrence of a Default or Event of Default, Agent shall give prompt notice thereof to Lenders. Each Lender authorizes and directs Agent to enter into the Loan Documents for the benefit of Lenders. Each Lender hereby agrees that, except as otherwise set forth herein, any action taken by the Majority Lenders or the Supermajority Lenders, as applicable, in accordance with the provisions of this Agreement or the Loan
Documents, and the exercise by the Majority Lenders or the Supermajority Lenders, as applicable, of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all of Lenders.

     SECTION 9.2. Agent and Affiliates.

     Wells Fargo, as a Lender, shall have the same rights and powers under this Agreement and any other Loan Document as any other Lender and may exercise the same as though it were not Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Wells Fargo in each case in its individual capacity. Wells Fargo and its affiliates and the other Lenders and their respective affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, and generally engage in any kind of business with Borrower, any Related Company and any Affiliate of Borrower and any Related Company as if Wells Fargo or such Lender were any other bank and without any duty to account therefor to the other Lenders.

     SECTION 9.3. Approvals of Lenders.

     All communications from Agent to any Lender requesting such Lender's determination, consent, approval or disapproval (a) shall be given in the form of a written notice to such Lender, (b) shall be accompanied by a description of the matter or thing as to which such determination, approval, consent or disapproval is requested, or shall advise such Lender where such matter or thing may be inspected, or shall otherwise describe the matter or issue to be resolved, (c) shall include, if reasonably requested by such Lender and to the extent not previously provided to such Lender, written materials and a summary of all oral information provided to Agent by Borrower or any Guarantor in respect of the matter or issue to be resolved, and (d) shall include Agent's recommended course of action or determination in respect thereof. Each Lender shall reply promptly, but in any event within fifteen Business Days (or such lesser period as may be required under the Loan Documents for Agent to respond). Unless a Lender shall give written notice to Agent that it objects to the recommendation or determination of Agent (together with a written explanation of the reasons behind such objection) within the applicable time period for reply, such Lender shall be deemed to have conclusively approved of or consented to such recommendation or determination.

     SECTION 9.4. Consultation with Experts.

     Agent may consult with legal counsel (who may be counsel for Borrower or a Guarantor), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

     SECTION 9.5. Liability of Agent.

     Neither Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by Agent in connection with any of the Loan Documents in the absence of its own gross negligence or willful misconduct. Neither Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify
(a) any statement, warranty or representation made in connection with any of the Loan Documents, or any borrowing hereunder, (b) the performance or observance of any of the covenants or agreements of Borrower or a Guarantor, (c) the satisfaction of any condition specified in Article V., or (d) the validity, effectiveness or genuineness of any of the Loan Documents or any other instrument or writing furnished in connection herewith or therewith. Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex or similar writing) believed by it in good faith to be genuine or to be signed by the proper party or parties.

     SECTION 9.6. Indemnification of Agent.

     Lenders agree to indemnify Agent (to the extent not reimbursed by Borrower and without limiting the obligation of Borrower to do so) in accordance with Lenders' respective Pro Rata Shares, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may at any time be imposed on, incurred by, or asserted against Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by Agent under the Loan Documents; provided, however, that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (i) to the extent arising from Agent's gross negligence or willful misconduct or (ii) if Agent fails to follow the written direction of the Majority Lenders unless such failure is pursuant to Agent's good faith reliance on the advice of counsel of which Lenders have received notice. Without limiting the generality of the foregoing, each Lender agrees to reimburse Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by Agent in connection with the preparation, execution, administration, or enforcement of, or legal advice with respect to the rights or responsibilities of the parties under, the Loan Documents, to the extent that Agent is not reimbursed for such expenses by Borrower. The agreements in this Section shall survive the payment of the Loans and all other amounts payable hereunder or under the other Loan Documents and the termination of this Agreement.

     SECTION 9.7. Credit Decision.

     Each Lender expressly acknowledges that neither Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or other affiliates has made any representations or warranties to such Lender and that no act by Agent hereafter taken, including any review of the affairs of Borrower or Guarantors, shall be deemed to constitute any representation or warranty by Agent to any Lender. Each Lender acknowledges that it has, independently and without reliance upon Agent, any other Lender or counsel to Agent, and based on the financial statements of Borrower or Guarantors and its affiliates, its review of the Loan Documents, the legal opinions required to be delivered to it hereunder, the advice of its own counsel and such other documents and information as it has deemed appropriate, made its own credit and legal analysis and decision to enter into this Agreement and the transaction contemplated hereby. Each Lender also acknowledges that it will, independently and without reliance upon Agent, any other Lender or counsel to Agent, and based on such review, advice, documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under the Loan Documents. Except for notices, reports and other documents expressly required to be furnished to Lenders by Agent hereunder, Agent shall have no duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of Borrower, any Guarantor, any other Related Company or any other Affiliate thereof which may come into possession of Agent or any of its officers, directors, employees, agents, attorneys-in-fact or other affiliates.

     SECTION 9.8. Successor Agent.

     Agent may resign at any time by giving 30 days' prior written notice thereof, to Lenders and Borrower. Agent may be removed as Agent under the Loan Documents for good cause upon 30 days' prior written notice to Agent by the Supermajority Lenders. Upon any such resignation or removal, the Supermajority Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Supermajority Lenders, and shall have accepted such appointment, within 30 days after the current Agent's giving of notice of resignation or the Supermajority Lenders' removal of the current Agent, then the current Agent may, on behalf of Lenders, appoint a successor Agent, which shall be a Lender, if any Lender shall be willing to serve. Any successor Agent must be a bank (a) whose debt obligations (or whose parent's debt obligations) are rated not less than investment grade or its equivalent by Moody's or not less than investment grade or its equivalent by S & P, (b) which has total assets in excess of $10,000,000,000 and (c) so long as no Default or Event of Default shall have occurred and be continuing, reasonably acceptable to Borrower. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the current Agent, and the current Agent shall be discharged from its duties and obligations hereunder. The current Agent shall at the expense of Borrower execute and deliver to such successor Agent such instruments of transfer as may be reasonably necessary to accomplish such succession. After any current Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent.

     SECTION 9.9. Titled Parties.

     None of the Documentation Agent, either of the Syndication Agents nor either of the Co-Lead Arrangers in such respective capacities (all such Persons, "Titled Parties"), assumes any responsibility or obligation hereunder, including, without limitation, for servicing, enforcement or collection of any of the Loans, nor any duties as an agent hereunder for Lenders. The titles of "Documentation Agent", "Syndication Agent", "Co-Lead Arrangers" and "Joint Book Managers" are solely honorific and imply no fiduciary responsibility on the part of any Title Party, in its respective capacity as such, to Agent, Borrower or any Lender and the use of such titles does not impose on any such Titled Party any duties or obligations greater than those of any other Lender or entitle any Titled Party to any rights other than those to which any other Lender is entitled.

                            ARTICLE X. MISCELLANEOUS

     SECTION 10.1. Notices.

     All notices, requests and other communications to any party under the Loan Documents shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party as follows:

     If to Borrower:

                  Security Capital Group Incorporated
                  125 Lincoln Avenue
                  Santa Fe, New Mexico  87501
                  Attention:  Jeffrey A. Klopf
                  Telecopier:  (505) 988-8920
                  Telephone:  (505) 820-8201

                  with a copy to:

                  Security Capital Group Incorporated
                  c/o SC Group Incorporated
                  7777 Market Center Avenue
                  El Paso, Texas 79912-8412
                  Attention: Paul E. Szurek
                  Telecopier:  (915) 877-6306
                  Telephone:  (915) 877-6390

                  and to:

                  Mayer, Brown & Platt
                  190 South LaSalle Street
                  Chicago, Illinois 60603
                  Attention:  J. Paul Forrester
                  Telecopier:  (312) 701-7711
                  Telephone:  (312) 701-7366

     If to a Lender or Agent:

                  To such Lender's or Agent's Lending Office

or as to each party at such other address as such party shall designate in a written notice to the other parties. Each such notice, request or other communication shall be effective (a) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (b) if given by any other means (including facsimile), when delivered at the applicable address provided for in this Section; provided that notices to Agent under Article II., and any notice of a change of address for notices, shall not be effective until received. In addition to the Agent s Lending Office, Borrower shall send copies of the information described in
Section 7.1. to the following address of Agent:

                  Wells Fargo Bank, National Association
                  Real Estate Group
                  Koll Center
                  2030 Main Street, Suite 800
                  Irvine, California  92714
                  Attention:  Ms. Cherri Rodgers

     SECTION 10.2. No Waivers.

     No failure or delay by Agent or any Lender in exercising any right, power or privilege under any Loan Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies provided in the Loan Documents shall be cumulative and not exclusive of any rights or remedies provided by law.

     SECTION 10.3. Expenses.

     Borrower will pay on demand all present and future reasonable expenses of:

     (a) Agent in connection with the negotiation, preparation, execution, delivery and administration (including reasonable out-of-pocket costs and expenses incurred in connection with the assignment of Commitments pursuant to
Section 10.8.) of this Agreement, the Notes and each of the other Loan Documents, whenever the same shall be executed and delivered, including appraisers' fees, search fees, recording fees and the reasonable fees and disbursements of: (i) Alston & Bird LLP, counsel for Agent and (ii) each local counsel retained by Agent;

     (b) Agent in connection with the negotiation, preparation, execution and delivery of any waiver, amendment or consent by Agent or any Lender relating to this Agreement, the Notes or any of the other Loan Documents or sales of participations in any Lender's Commitment, including the reasonable fees and disbursements of counsel to Agent;

     (c) Agent and each of Lenders in connection with any restructuring, refinancing or "workout" of the transactions contemplated by this Agreement, the Notes and the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent and any Lender actually incurred;

     (d) Agent and each of Lenders, after the occurrence of a Default or Event of Default, in connection with the collection or enforcement of the obligations of Borrower or any Guarantor under this Agreement, the Notes or any other Loan Document, including the reasonable fees and disbursements of counsel to Agent or to any Lender actually incurred if such collection or enforcement is done by or through an attorney;

     (e) Subject to any limitation contained in Section 10.5., Agent and each of Lenders in connection with prosecuting or defending any claim in any way arising out of, related to, or connected with this Agreement, the Notes or any of the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent or any Lender actually incurred and of experts and other consultants retained by Agent or any Lender in connection therewith;

     (f) Agent and each of Lenders, after the occurrence of a Default or Event of Default, in connection with the exercise by Agent or any Lender of any right or remedy granted to it under this Agreement, the Notes or any of the other Loan Documents including the reasonable fees and disbursements of counsel to Agent or any Lender actually incurred; and

     (g) Agent and each of Lenders, to the extent not already covered by any of the preceding subsections, in connection with any bankruptcy or other proceeding of the type described in Sections 8.1.(h) or (i), and the reasonable fees and disbursements of counsel to Agent and any Lender actually incurred in connection with the representation of Agent or such Lender in any matter relating to or arising out of any such proceeding, including without limitation (i) any motion for relief from any stay or similar order, (ii) the negotiation, preparation, execution and delivery of any document relating to Agent or such Lender and
(iii) the negotiation and preparation of any plan of reorganization of Borrower or any Guarantor, whether proposed by Borrower or such Guarantor, Lenders or any other Person, and whether such fees and expenses are incurred prior to, during or after the commencement of such proceeding or the confirmation or conclusion of any such proceeding.

     SECTION 10.4. Stamp, Intangible and Recording Taxes.

     Borrower will pay any and all stamp, intangible, registration, recordation and similar taxes, fees or charges and shall indemnify Agent and each Lender against any and all liabilities with respect to or resulting from any delay in the payment or omission to pay any such taxes, fees or charges, which may be payable or determined to be payable in connection with the execution, delivery, recording, performance or enforcement of this Agreement, the Notes and any of the other Loan Documents or the perfection of any rights or Liens thereunder.

     SECTION 10.5. Indemnification.

     Borrower shall and hereby agrees to indemnify, defend and hold harmless Agent and each of Lenders and their respective directors, officers, agents and employees from and against (a) any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses incurred by any of them (except to the extent that it results from their own gross negligence or willful misconduct) arising out of or by reason of any litigation, investigations, claims or proceedings which arise out of or are in any way related to: (i) this Agreement or any of the other Loan Documents, or the transactions contemplated hereby and thereby; (ii) the making of Loans or issuance of Letters of Credit; (iii) any actual or proposed use by Borrower of the proceeds of the Loans or of Letters of Credit; or (iv) Agent's or Lenders' entering into this Agreement, the other Loan Documents or any other agreements and documents relating hereto, including, without limitation, amounts paid in settlement, court costs and the reasonable fees and disbursements of counsel incurred in connection with any such litigation, investigation, claim or proceeding or any advice rendered in connection with any of the foregoing and (b) any such losses, claims, damages, liabilities, deficiencies, judgments or expenses incurred in connection with any remedial or other similar action taken by Borrower, any Guarantor, Agent or any of Lenders in connection with the required compliance by Borrower, any Guarantor or any of the other Subsidiaries, or any of their respective properties, with any federal, state or local Environmental Laws or other material environmental rules, regulations, orders, directions, ordinances, criteria or guidelines. If and to the extent that the obligations of Borrower hereunder are unenforceable for any reason, Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law. Borrower's obligations hereunder shall survive any termination of this Agreement and the other Loan Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of its other obligations set forth in this Agreement and the other Loan Documents.

     SECTION 10.6. Setoff.

     In addition to any rights now or hereafter granted under Applicable Law and not by way of limitation of any such rights, each Lender is hereby authorized by Borrower, at any time or from time to time, without notice to Borrower or to any other Person, any such notice being hereby expressly waived, but subject to receipt of Agent's prior written consent exercised in its sole discretion, to set-off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by such Lender or any affiliate of such Lender, to or for the credit or the account of Borrower against and on account of any of the Obligations then due and owing after the expiration of any applicable grace periods. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of Borrower. Borrower agrees, to the fullest extent it may effectively do so under Applicable Law, that any holder of a participation in a Note, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of setoff or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of Borrower in the amount of such participation.

     SECTION 10.7. Amendments.

     Any consent or approval required or permitted by this Agreement or in any other Loan Document (other than any agreement evidencing the fees referred to in
Section 3.1.(d)) to be given by Lenders may be given, and the performance or observance by Borrower or any Guarantor of any terms of any such Loan Document or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Majority Lenders. Any provision of this Agreement or of any other Loan Document (other than any agreement evidencing the fees referred to in Section 3.1.(d)) may be amended or otherwise modified with, but only with, the written consent of Borrower or a Guarantor, as applicable, and the Majority Lenders. Any provision of any agreement evidencing the fees referred to in Section 3.1.(d) may be amended or otherwise modified only in writing by Agent and Borrower, and the performance or observance by Borrower of any terms of any such agreement may be waived only with the written consent of Agent. Notwithstanding the foregoing, none of the following may be amended or otherwise modified, nor may compliance by Borrower or a Guarantor, as applicable thereunder or with respect thereto be waived, without the written consent of all Lenders and Borrower or such Guarantor, as applicable: (a) the principal amount of any Loan (including forgiveness of any amount of principal);
(b) the rates of interest on the Loans and the amount of any interest payable on the Loans (including the forgiveness of any accrued but unpaid interest);
(c) the dates on which any principal or interest payable by Borrower under any Loan Document is due; (d) the provisions of this Section; (e) the Revolving Credit Termination Date; (f) the Termination Date; (g) the definition of Commitment, Available Loan Amount and Unencumbered Pool Value (and the definitions used in either such definition and the percentages and rates used in the calculation thereof); and (h) the amount and payment date of any fees. Notwithstanding the foregoing, none of the following may be amended or otherwise modified, nor may compliance by Borrower or a Guarantor, as applicable thereunder or with respect thereto be waived, without the written consent of the Supermajority Lenders and Borrower or such Guarantor, as applicable: (i) the definitions of Approved Issuer, Qualifying Securities and Supermajority Lenders; and (ii) the provisions of Section 7.7. through and including Section 7.19. and
Section 7.21. Further, no amendment, waiver or consent unless in writing and signed by Agent, in addition to Lenders required hereinabove to take such action, shall affect the rights or duties of Agent under this Agreement or any of the other Loan Documents. Any amendment, waiver or consent relating to
Section 2.14. or the obligations of Swingline Lender under this Agreement or any other Loan Document shall, in addition to Lenders required hereinabove to take such action, require the written consent of Swingline Lender. Further, no Guarantor shall be released from the Guaranty (except as permitted by
Section 10.14.(b)), nor shall the Guaranty be terminated (except as expressly permitted by the terms thereof), unless all of the Lenders consent thereto in writing. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of any Lender or Agent in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No notice to or demand upon Borrower shall entitle Borrower to other or further notice or demand in similar or other circumstances.

     SECTION 10.8. Successors and Assigns.

     (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Lenders.

     (b) Any Lender may at any time grant to one or more banks or other financial institutions which are not affiliates of, or otherwise related in any way to, Borrower or any Guarantor (each a "Participant") participating interests in its Commitment or the Obligations owing to such Lender; provided, however,
(i) no Lender may grant a participating interest in its Commitment, or if the Commitments have been terminated, the aggregate outstanding principal balance of Notes held by it, in an amount less than $10,000,000 and (ii) after giving effect to any such participation by Agent in its capacity as a Lender, the amount of its Commitment, or if the Commitments have been terminated, the aggregate outstanding principal balance of Notes held by it, in which it has not granted any participating interests must be at least $10,000,000. Except as otherwise provided in Section 10.6., no Participant shall have any rights or benefits under this Agreement or any other Loan Document. In the event of any such grant by a Lender of a participating interest to a Participant, such Lender shall remain responsible for the performance of its obligations hereunder, and Borrower and Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided, however, such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase, or except as contemplated by Section 2.10., extend the term or extend the time or waive any requirement for the reduction or termination of, such Lender's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the Loans or portions thereof owing to such Lender, (iii) reduce the amount of any such payment of principal, or
(iv) reduce the rate at which interest is payable thereon. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

     (c) Any Lender may with the written consent of Agent and, so long as no Event of Default shall have occurred and be continuing, Borrower (which consent, in each case, shall not be unreasonably withheld) at any time assign to one or more Eligible Assignees which are not affiliates of, or otherwise related in any way to, Borrower or any Guarantor (each an "Assignee") all or a portion of its rights and obligations under this Agreement and the Notes; provided, however,
(i) no such consent by Borrower or Agent shall be required in the case of any assignment to another Lender or any affiliate of such Lender or another Lender;
(ii) any partial assignment shall be in an amount at least equal to $10,000,000 and after giving effect to such assignment the assigning Lender retains a Commitment, or if the Commitments have been terminated, holds Notes having an aggregate outstanding principal balance, of at least $10,000,000; and (iii) each such assignment shall be effected by means of an Assignment and Acceptance Agreement. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Lender of an amount equal to the purchase price agreed between such transferor Lender and such Assignee, such Assignee shall be deemed to be a Lender party to this Agreement and shall have all the rights and obligations of a Lender with a Commitment as set forth in such Assignment and Acceptance Agreement, and the transferor Lender shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Lender, Agent and Borrower shall make appropriate arrangements so that new Notes are issued to the Assignee and such transferor Lender, as appropriate, at the time of the effectiveness of such assignment. In connection with any such assignment, the transferor Lender shall pay to Agent an administrative fee for processing such assignment in the amount of $3,000.

     (d) In addition to the assignments and participations permitted under the foregoing provisions of this Section, any Lender may assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank, and such Loans and Notes shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

     (e) A Lender may furnish any information concerning any Guarantor, Borrower or any of its Subsidiaries in the possession of such Lender from time to time to Assignees and Participants (including prospective Assignees and Participants).

     (f) Anything in this Section to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan held by it hereunder to any Guarantor, Borrower or any of their respective affiliates or Subsidiaries.

     (g) Notwithstanding anything to the contrary contained herein, any Lender (for purposes of this Section 10.8.(g), a "Granting Lender") may grant to a special purpose funding vehicle (for the purposes of this Section 10.8.(g), an "SPC") the option to make, on behalf of such Granting Lender, all or a portion of the Loans which such Granting Lender is obligated to make (a "Funding Obligation") hereunder, such option to be exercisable in the sole discretion of the SPC, provided, however, that

          (i) such Granting Lender's obligations under this Agreement and the Loan Documents shall remain unchanged, including without limitation the indemnification obligations of the Granting Lender pursuant to Section 10.5. hereof;

          (ii) such Granting Lender shall remain solely responsible to the other parties hereto for the performance of all Funding Obligations;

          (iii)the Borrower, the Lenders and the Agent shall continue to deal solely and directly with such Granting Lender in connection with such Granting Lender's rights and obligations under this
               Agreement, and the Agent shall continue to deal solely and directly with the Granting Lender as agent for the SPC with respect to distribution of payment of principal, interest and fees, Notices of Conversion and Continuation and all other matters;

          (iv) such Granting Lender shall retain the sole right to enforce the obligations of the Borrower relating to its Loans and its Notes and to approve any amendment, modification, or waiver of any provisions of this Agreement;

          (v) the granting of such option shall not constitute an assignment to or participation of such SPC of or in the Granting Lender's Commitment and Obligations owing thereto;

          (vi) such SPC shall not become a Lender nor acquire any rights hereunder as a result of the granting of such option;

          (vii)such SPC shall not become obligated or committed to make Loans as a result of the granting of such option;

          (viii) if such SPC elects not to exercise such option or otherwise fails to make all or any part of any Loan, the Granting Lender shall retain its Funding Obligation and be obligated to make the entire Loan or any portion of such Loan not made by such SPC;

          (ix) Loans made by an SPC hereunder shall be deemed to satisfy the Funding Obligation and utilize the Commitment of the Granting Lender as if, and to the same extent, such Loans were made by such Granting Lender; and

          (x) Each party hereto agrees that no SPC shall be liable for any indemnity or payment under this Agreement for which a Granting Lender would otherwise be liable so long as, and to the extent, such Loans were made by such Granting Lender.

          (xi) Each party hereto agrees that, prior to the date that is one year and one day after the payment in full of all outstanding commercial paper or other senior indebtedness of any SPC, it will not institute against, or join any other person in instituting against, such SPC any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings under the laws of the United States or any state thereof.

     SECTION 10.9. Governing Law.

     THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF GEORGIA APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.

     SECTION 10.10. Litigation.

     (a) EACH PARTY HERETO ACKNOWLEDGES THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG BORROWER, AGENT OR ANY OF LENDERS WOULD BE BASED ON DIFFICULT AND COMPLEX ISSUES OF LAW AND FACT AND THAT A TRIAL BY JURY COULD RESULT IN SIGNIFICANT DELAY AND EXPENSE. ACCORDINGLY, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH OF LENDERS, AGENT AND BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST BORROWER ARISING OUT OF THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG BORROWER, AGENT OR ANY OF LENDERS OF ANY KIND OR NATURE.

     (b) BORROWER, AGENT AND EACH LENDER EACH HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE NORTHERN DISTRICT OF GEORGIA OR, AT THE OPTION OF AGENT, ANY STATE COURT LOCATED IN FULTON COUNTY, GEORGIA SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG BORROWER, AGENT OR ANY OF LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. BORROWER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY AGENT OR ANY LENDER OR THE ENFORCEMENT BY AGENT OR ANY LENDER OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION. further, Borrower irrevocably waives, to the fullest extent permitted by APPLICABLE law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

     (c) THE FOREGOING WAIVERS HAVE BEEN MADE WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE LOANS AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS AND THE TERMINATION OF THIS AGREEMENT.

     SECTION 10.11. Counterparts; Integration.

     This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement, together with the other Loan Documents, constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

     SECTION 10.12. Notice of Final Agreement.

     THIS AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     SECTION 10.13. Invalid Provisions.

     Any provision of this Agreement or any other Loan Document held by a court of competent jurisdiction to be illegal, invalid or unenforceable shall not invalidate the remaining provisions of such Loan Document which shall remain in full force and effect and the effect thereof shall be confined to the provision held invalid or illegal.

     SECTION 10.14. Additional Guarantors; Release of Guarantors.

     (a) Additional Guarantors. Any wholly-owned direct or indirect Subsidiary of Borrower or, in the case of a Subsidiary that qualifies as a REIT, any such Subsidiary of which at least 99% of the issued and outstanding equity interests is owned, directly or indirectly, by the Borrower, may become a Guarantor by delivering to Agent each of the following: (i) an Accession Agreement duly executed by such Subsidiary and (ii) the items that would have been delivered under Sections 5.1.(e), (k) and (m) through (o) if such Subsidiary had been a Guarantor on the date hereof.

     (b) Release of Guarantors. If a Guarantor no longer owns any Securities that are Unencumbered Pool Securities and is not required to guaranty the Obligations under Section 7.18., then upon the written request of Borrower to Agent and so long as no Default or Event of Default shall have occurred and be continuing, Agent shall release such Guarantor from the Guaranty. To evidence such release, Agent agrees to execute and deliver, at the sole cost and expense of Borrower, such instruments as Borrower may reasonably request.

     SECTION 10.15. No Novation.

     THE PARTIES HERETO HAVE ENTERED INTO THIS AGREEMENT SOLELY TO AMEND AND RESTATE THE TERMS OF THE EXISTING CREDIT AGREEMENT. THE PARTIES DO NOT INTEND THIS AGREEMENT NOR THE TRANSACTIONS CONTEMPLATED HEREBY TO BE, AND THIS AGREEMENT AND THE TRANSACTION CONTEMPLATED HEREBY SHALL NOT BE CONSTRUED TO BE, A NOVATION OF ANY OF THE OBLIGATIONS OWING BY BORROWER UNDER OR IN CONNECTION WITH THE EXISTING CREDIT AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS (AS DEFINED IN THE EXISTING CREDIT AGREEMENT). THE PARTIES AGREE THAT (A) ALL OF THE LOAN DOCUMENTS (AS DEFINED IN THE EXISTING CREDIT AGREEMENT) NOT OTHERWISE TERMINATED OR AMENDED AND RESTATED IN CONNECTION WITH THE EXECUTION AND DELIVERY OF THIS AGREEMENT CONSTITUTE, AND SHALL BE DEEMED TO BE, LOAN DOCUMENTS; (B) ALL SUCH LOAN DOCUMENTS REMAIN IN FULL FORCE AND EFFECT AND (C) ANY REFERENCE TO THE EXISTING CREDIT AGREEMENT IN ANY SUCH LOAN DOCUMENTS SHALL BE DEEMED TO BE A REFERENCE TO THIS AGREEMENT.

                         [Signatures on Following Pages]

     IN WITNESS WHEREOF, the parties hereto have caused this Amended and Restated Credit Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                            SECURITY CAPITAL GROUP INCORPORATED


                                            By:_________________________________
                                                 Name:__________________________
                                                 Title:_________________________

































                       [Signatures Continued on Next Page]

                                                                  EXECUTION COPY


                  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

                                   dated as of

                                  June 12, 2001

                                      among

                      SECURITY CAPITAL GROUP INCORPORATED,
                                                as the Borrower,

  each of the financial institutions initially a signatory hereto together with their assignees under Section 10.8. hereof,
                                                as the Lenders,

               COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES,
                                                as Documentation Agent,

                                     Each of
                            the chase manhattan bank
                                       and
                             BANK OF AMERICA, n.a.,
                                                as Syndication Agent,

                                     Each of
                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                                       and
                          J.P. MORGAN SECURITIES INC.,
                                                as Co-Lead Arranger/Joint Book
                                                Manager,

                                       and

                     WELLS FARGO BANK, NATIONAL ASSOCIATION,
                                                as Administrative Agent

                                TABLE OF CONTENTS


ARTICLE I.  DEFINITIONS........................................................1

         SECTION 1.1.  Definitions.............................................1
         SECTION 1.2.  Accounting Terms and Determinations; Time References...21
         SECTION 1.3.  Subsidiaries...........................................22
         SECTION 1.4.  Interpretation Generally...............................22

ARTICLE II.  CREDIT FACILITY..................................................22

         SECTION 2.1.  Making of Revolving Loans..............................22
         SECTION 2.2.  Requests for Revolving Loans...........................23
         SECTION 2.3.  Funding................................................23
         SECTION 2.4.  Continuation...........................................24
         SECTION 2.5.  Conversion.............................................24
         SECTION 2.6.  Interest Rate..........................................24
         SECTION 2.7.  Number of Interest Periods.............................25
         SECTION 2.8.  Repayment of Loans.....................................25
         SECTION 2.9.  Voluntary Reductions of the Commitments................26
         SECTION 2.10.  Extension of Revolving Credit Termination Date........27
         SECTION 2.11.  Term Loan Conversion..................................28
         SECTION 2.12.  Inclusion of Securities in Unencumbered Pool..........28
         SECTION 2.13.  Notes.................................................29
         SECTION 2.14.  Swingline Loans.......................................29
         SECTION 2.15.  Amount Limitations....................................31
         SECTION 2.16.  Letters of Credit.....................................31

ARTICLE III.  GENERAL LOAN PROVISIONS.........................................35

         SECTION 3.1.  Fees...................................................35
         SECTION 3.2.  Computation of Interest and Fees.......................36
         SECTION 3.3.  Pro Rata Treatment.....................................36
         SECTION 3.4.  Sharing of Payments, Etc...............................37
         SECTION 3.5.  Defaulting Lenders.....................................37
         SECTION 3.6.  Usury..................................................38
         SECTION 3.7.  Agreement Regarding Interest and Charges...............38
         SECTION 3.8.  Statements of Account..................................39
         SECTION 3.9.  Agent's Reliance.......................................39
         SECTION 3.10.  Foreign Lenders.......................................39

ARTICLE IV. YIELD PROTECTION, ETC.............................................40

         SECTION 4.1.  Additional Costs; Capital Adequacy.....................40
         SECTION 4.2.  Suspension of LIBOR Loans..............................42
         SECTION 4.3.  Illegality.............................................42
         SECTION 4.4.  Compensation...........................................42
         SECTION 4.5.  Affected Lenders.......................................43
         SECTION 4.6.  Treatment of Affected Loans............................43
         SECTION 4.7.  Change of Lending Office...............................44

ARTICLE V.  CONDITIONS........................................................44

         SECTION 5.1.  General Conditions to Amendment and Restatement of
                       Existing Credit Agreement and Initial Loans............44
         SECTION 5.2.  Conditions to All Loans and Letters of Credit..........46
         SECTION 5.3.  Conditions to Conversion to Term Loans.................47
         SECTION 5.4.  Conditions as Covenants................................47

ARTICLE VI.  REPRESENTATIONS AND WARRANTIES...................................48

         SECTION 6.1.  Existence and Power....................................48
         SECTION 6.2.  Ownership Structure....................................48
         SECTION 6.3.  Authorization of Agreement, Notes, Loan Documents
                       and Borrowings.........................................48
         SECTION 6.4.  Compliance of Agreement, Notes, Loan Documents and
                       Borrowing with Laws, etc. .............................48
         SECTION 6.5.  Compliance with Law; Governmental Approvals............49
         SECTION 6.6.  Indebtedness and Guarantees............................49
         SECTION 6.7.  Transactions with Affiliates...........................49
         SECTION 6.8.  Absence of Defaults....................................49
         SECTION 6.9.  Financial Information..................................49
         SECTION 6.10.  Litigation............................................50
         SECTION 6.11.  ERISA.................................................50
         SECTION 6.12.  Environmental Matters.................................50
         SECTION 6.13.  Taxes.................................................50
         SECTION 6.14.  Other Related Companies...............................51
         SECTION 6.15.  Not an Investment Company.............................51
         SECTION 6.16.  Full Disclosure.......................................51
         SECTION 6.17.  Insurance.............................................51
         SECTION 6.18.  Not Plan Assets.......................................52
         SECTION 6.19.  Sole Shareholder......................................52
         SECTION 6.20.  Unencumbered Pool Securities..........................52
         SECTION 6.21.  Solvency..............................................52

ARTICLE VII.  COVENANTS.......................................................52

         SECTION 7.1.  Information............................................52
         SECTION 7.2.  Payment of Obligations.................................54
         SECTION 7.3.  Maintenance of Property; Insurance.....................55
         SECTION 7.4.  Conduct of Business and Maintenance of Existence.......55
         SECTION 7.5.  Compliance with Laws...................................56
         SECTION 7.6.  Inspection of Property, Books and Records..............56
         SECTION 7.7.  Financial Covenants....................................56
         SECTION 7.8.  Sales of Unencumbered Pool Securities..................57
         SECTION 7.9.  Limitation on Dividends and Other Payment Restrictions
                       Affecting Subsidiaries.................................57
         SECTION 7.10. Consolidations, Mergers and Sales of Assets............57
         SECTION 7.11.  Use of Proceeds and Letters of Credit.................58
         SECTION 7.12.  ERISA.................................................58
         SECTION 7.13.  Negative Pledge.......................................58
         SECTION 7.14.  Restricted Payments; Agreements with Affiliates.......59
         SECTION 7.15.  Loans to Other Persons................................59
         SECTION 7.16.  ERISA Exemptions......................................60
         SECTION 7.17.  Exchange Listing......................................60
         SECTION 7.18.  Subsidiary Guaranties.................................60
         SECTION 7.19.  Covenants Regarding Guarantors........................60
         SECTION 7.20.  Investment Limitation.................................61
         SECTION 7.21.  Minimum Ownership by Borrower and Guarantors..........61

ARTICLE VIII.  DEFAULTS.......................................................61

         SECTION 8.1.  Events of Default......................................61
         SECTION 8.2.  Remedies...............................................63
         SECTION 8.3.  Allocation of Proceeds.................................64
         SECTION 8.4.  Rescission of Acceleration by Supermajority Lenders....65

ARTICLE IX.  THE AGENT........................................................66

         SECTION 9.1.  Appointment and Authorization..........................66
         SECTION 9.2.  Agent and Affiliates...................................67
         SECTION 9.3.  Approvals of Lenders...................................67
         SECTION 9.4.  Consultation with Experts..............................68
         SECTION 9.5.  Liability of Agent.....................................68
         SECTION 9.6.  Indemnification of Agent...............................68
         SECTION 9.7.  Credit Decision........................................69
         SECTION 9.8.  Successor Agent........................................69
         SECTION 9.9.  Titled Parties.........................................70

ARTICLE X.  MISCELLANEOUS.....................................................70

         SECTION 10.1.  Notices...............................................70
         SECTION 10.2.  No Waivers............................................71
         SECTION 10.3.  Expenses..............................................71
         SECTION 10.4.  Stamp, Intangible and Recording Taxes.................72
         SECTION 10.5.  Indemnification.......................................73
         SECTION 10.6.  Setoff................................................73
         SECTION 10.7.  Amendments............................................74
         SECTION 10.8.  Successors and Assigns................................75
         SECTION 10.9.  Governing Law.........................................77
         SECTION 10.10.  Litigation...........................................77
         SECTION 10.11.  Counterparts; Integration............................78
         SECTION 10.12.  Notice of Final Agreement............................79
         SECTION 10.13.  Invalid Provisions...................................79
         SECTION 10.14.  Additional Guarantors; Release of Guarantors.........79
         SECTION 10.15.  No Novation..........................................79



Exhibit A                Form of Assignment and Acceptance Agreement
Exhibit B                Form of Notice of Borrowing
Exhibit C                Form of Notice of Continuation
Exhibit D                Form of Notice of Conversion
Exhibit E                Form of Notice of Swingline Borrowing
Exhibit F                Form of Revolving Note
Exhibit G                Form of Swingline Note
Exhibit H                Form of Unencumbered Pool Certificate
Exhibit I                Form of Opinion of Borrower and Guarantor Counsel
Exhibit J                Form of Opinion of Agent's Counsel

Schedule 2.12.           Unencumbered Pool Securities
Schedule 6.2.            Ownership Structure
Schedule 6.6.            Indebtedness and Guarantees
Schedule 6.17.           Insurance
Schedule 6.20.           Agreements Restricting Sale of Traded Securities

                                                                    Exhibit 12.1


                       SECURITY CAPITAL GROUP INCORPORATED
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)

                                   Six Months Ended
                                      June 30,                               Year Ended December 31,
                                ----------------------    ----------------------------------------------------------
                                   2001       2000(1)       2000         1999        1998        1997         1996
                                ---------   ----------    ---------   ----------  ----------  ----------   ---------
Earnings (loss) from Operations $ 336,832   $ 115,333     $ 434,689   $(134,135)  $(156,351)  $   80,732   $  84,128
Less: Equity in earnings from
    equity investees             (105,249)   (200,079)     (369,045)    (78,899)     71,950     (170,576)   (168,473)
Add: Dividends received from
    equity investees              119,483      78,061       147,005     150,756     144,757      110,082      74,652
Other                                  --          --            --       2,612       7,124       18,003          --
                                ---------   ---------     ---------    --------    --------    ---------   ---------
Net Earnings (loss) from
   Operations                     351,066      (6,685)      212,649     (59,666)     67,480       38,241      (9,693)
Add:
    Interest Expense               67,445      63,011       108,558     133,454      82,203      104,434     117,224
                                ---------   ---------     ---------    --------    --------    ---------   ---------

Earnings as Adjusted            $ 418,511   $  56,326     $ 321,207    $ 73,788    $149,683    $ 142,675   $ 107,531
                                =========   =========     =========    ========    ========    =========   =========

Fixed Charges:
    Interest Expense            $  67,445   $  63,011     $ 108,558    $133,454    $ 82,203    $ 104,434   $ 117,224
    Capitalized Interest            2,766       1,135         3,192       8,209      26,703       69,883      11,448
                                ---------   ---------     ---------    --------    --------    ---------   ---------

    Total Fixed Charges         $  70,211   $  64,146     $ 111,750    $141,663    $108,906    $ 174,317   $ 128,672
                                =========   =========     =========    ========    ========    =========   =========

Ratio of Earnings to
  Fixed Charges                       6.0         0.9           2.9         0.5         1.4          0.8         0.8
                                =========   =========     =========    ========    ========    =========   =========

(1) The earnings as adjusted were insufficient to cover the fixed charges by $7.8 million.

                                                                    Exhibit 12.2


                       SECURITY CAPITAL GROUP INCORPORATED
               COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
                      CHARGES AND PREFERRED SHARE DIVIDENDS
                          (Dollar amounts in thousands)




                                    Six Months Ended
                                        June 30,                          Year Ended December 31,
                                ---------------------     ---------------------------------------------------------
                                   2001      2000(1)        2000        1999        1998        1997         1996
                                ---------   ---------     --------   ---------   ----------  ----------   ---------
Earnings (loss) from Operations $ 336,832   $ 115,333     $434,689   $(134,135)  $(156,351)  $   80,732   $  84,128
Less: Equity in earnings from
    equity investees             (105,249)   (200,079)    (369,045)    (78,899)     71,950    (170,576)    (168,473)
Add: Dividends received from
    equity investees             119,483       78,061      147,005     150,756     144,757      110,082      74,652
Other                                 --           --           --       2,612       7,124       18,003          --
                               ---------    ---------     --------    --------    --------    ---------   ---------
Net Earnings (loss) from
  Operations                     351,066       (6,685)     212,649     (59,666)     67,480       38,241      (9,693)
Add:
    Interest Expense              67,445       63,011      108,558     133,454      82,203      104,434     117,224
                               ---------    ---------     --------    --------    --------    ---------   ---------

Earnings as Adjusted           $ 418,511    $  56,326     $321,207    $ 73,788    $149,683    $ 142,675   $ 107,531
                               =========    =========     ========    ========    ========    =========   =========
Combined Fixed Charges and
    Preferred Share Dividends:
    Interest Expense           $  67,445    $  63,011      108,558    $133,454    $ 82,203    $ 104,434   $ 117,224
    Capitalized Interest           2,766        1,135        3,192       8,209      26,703       69,883      11,448
                               ---------    ---------     --------    --------    --------    ---------   ---------

                                  70,211       64,146      111,750     141,663     108,906      174,317     128,672
    Preferred Share Dividends(2)  13,706       11,964       24,876      20,280      22,368(3)    15,416      12,352
                               ---------    ---------     --------    --------    --------    ---------    --------

Combined Fixed Charges and
    Preferred Share Dividends  $  83,917    $  76,110     $136,626    $161,943    $131,274    $ 189,733   $ 141,024
                               =========    =========     ========    ========    ========    =========   =========

Ratio of Earnings to
  Combined Fixed Charges and
  Preferred Share Dividends          5.0          0.7          2.4         0.5         1.1          0.8         0.8
                               =========    =========     ========    ========    ========    =========    ========




(1) The earnings as adjusted were insufficient to cover fixed charges by $19.8. million.
(2) The preferred dividends have been increased to show a pretax basis.
(3) Excludes  a  one-time  non-cash  dividend  of  $19.8  million  incurred  in conjunction with the exchange of Series A Preferred Shares for Series B Preferred Shares.

                                                                      Exhibit 15




August 14, 2001



Board of Directors and Shareholders
of Security Capital Group Incorporated:

     We are aware that Security Capital Group Incorporated has incorporated by reference in its Registration Statement Nos. 333-38521, 333-38523, 333-38525, 333-38527, 333-38531, 333-38533, 333-38537, 333-38539, 333-47926, 333-48167,
333-61395,  333-61401,  333-64979,  333-65688 and 333-65704  its  Form  10-Q for
the six months ended June 30, 2001, which includes our report dated August 14, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the "Act"), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

ARTHUR ANDERSEN LLP