Form 10-Q
period 2001-09-30
SECURITY CAPITAL GROUP INC/
filed 2001-11-14
CIK 923687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

       The number of shares outstanding of the Registrant's common stock as of November 8, 2001 was:
             Class A Common Shares, $.01 par value - 890,873 shares
           Class B Common Shares, $.01 par value - 93,235,218 shares

                                TABLE OF CONTENTS



Item Description                                                            Page
---- -----------                                                            ----
                                     PART I

1.   Financial Statements................................................      1

2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations.........................................     19

3.   Quantitative and Qualitative Disclosure About Market Risk...........     26


                                     PART II

1.   Legal Proceedings...................................................     27

6.   Exhibits and Reports on Form 8-K....................................     27

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  September 30,        December 31,
                                                                                      2001                2000
                                                                                  -------------        ------------
                                         ASSETS                                    (unaudited)
                                         ------
Investments, at equity:
       Archstone Communities Trust                                                $          --        $    488,884
       CarrAmerica Realty Corporation                                                   672,836                  --
       ProLogis Trust                                                                   543,113             565,184
       Regency Centers Corporation                                                      594,765                  --
       Security Capital European Realty                                                 393,576             393,200
       Security Capital U.S. Realty                                                          --             925,417
       Security Capital Research & Management:
           Security Capital Preferred Growth Incorporated                                87,729              88,716
           SC-US Real Estate Shares                                                      14,946              14,988
       Storage USA, Incorporated                                                        269,338                  --
                                                                                  -------------        ------------
                                                                                      2,576,303           2,476,389
Real estate, less accumulated depreciation                                            1,713,257             999,278
Investments in publicly traded real estate securities, at market value                   10,087              10,993
                                                                                  -------------        ------------
                Total real estate investments                                         4,299,647           3,486,660
Cash and cash equivalents                                                               330,852              28,917
Intangible assets                                                                        42,034              17,808
Deferred income taxes                                                                   125,325                  --
Other assets                                                                             78,195             103,828
                                                                                  -------------        ------------
                Total assets                                                      $   4,876,053        $  3,637,213
                                                                                  =============        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Liabilities:
       Lines of credit                                                            $          --        $     66,500
       Mortgage and construction notes payable                                          334,109              45,668
       Long-term debt                                                                   799,728             699,676
       6.5% Convertible Debentures                                                      221,268             229,818
       Capital lease obligation                                                         133,884             137,017
       Accounts payable and accrued expenses                                            212,256             112,650
       Deferred income taxes                                                                 --              52,832
                                                                                  -------------        ------------
                Total liabilities                                                     1,701,245           1,344,161

Minority interests                                                                       12,765                  63

Shareholders' Equity:
       Class A Common Shares, $.01 par value; 15,543,012 shares authorized;
           895,803 and 1,029,728 shares issued and outstanding in
           2001 and 2000, respectively                                                        9                  10
       Class B Common Shares, $.01 par value; 234,199,346 shares authorized;
           92,938,003 and 51,737,531 shares issued and outstanding in
           2001 and 2000, respectively                                                      929                 517
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2001 and 2000; stated liquidation preference of
           $1,000 per share                                                             257,642             257,642
       Additional paid-in capital                                                     2,787,372           2,126,290
       Accumulated other comprehensive income (loss)                                    (48,507)            (35,091)
       Retained earnings (deficit)                                                      164,598             (56,379)
                                                                                  -------------      --------------
                Total shareholders' equity                                            3,162,043           2,292,989
                                                                                  -------------      --------------
                Total liabilities and shareholders' equity                        $   4,876,053      $    3,637,213
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                     ---------------------------       ----------------------------
                                                        2001              2000            2001              2000
                                                     ---------         ---------       ----------         ---------
INCOME:
Property revenues:
       BelmontCorp                                   $   5,309         $   3,425       $   14,310         $   8,682
       City Center Retail Trust                          4,854                --           15,528                --
       CWS Communities Trust                             4,730                --           30,789                --
       Homestead Village Incorporated                   56,038            68,785          178,029           195,621
       InterPark                                        31,787                --           91,781                --
Equity in earnings (loss) of:
       Archstone Communities Trust                          --            25,248            7,308            71,361
       CarrAmerica Realty Corporation                    9,505                --           28,840                --
       ProLogis Trust                                   13,954            14,749           39,550            34,539
       Regency Centers Corporation                      16,366                --           43,433                --
       Security Capital European Realty                 (3,395)            1,384            9,737             1,968
       Security Capital U.S. Realty                         --            33,511          (16,475)          153,066
       Security Capital Research & Management:
           Security Capital Preferred Growth
               Incorporated                               (382)            8,860            5,356            18,861
           SC-US Real Estate Shares                       (275)            2,041              499             6,077
       Storage USA, Incorporated                         8,021                --           20,656                --
Realized capital gains (losses)                             (3)          117,104          225,110           125,685
Other income, net                                        3,341             1,416           13,331             4,070
                                                     ---------         ---------       ----------         ---------
                                                       149,850           276,523          707,782           619,930
                                                     ---------         ---------       ----------         ---------
EXPENSES:
Property expenses:
       BelmontCorp                                       4,132             2,635           11,278             7,367
       City Center Retail Trust                          2,127                --            6,980                --
       CWS Communities Trust                             2,292                --           10,767                --
       Homestead Village Incorporated                   23,663            27,364           71,580            79,321
       InterPark                                        18,230                --           54,354                --
General, administrative and other expenses,
       net of reimbursements from related parties       13,701             4,633           43,903            18,147
Depreciation and amortization                           17,653            10,498           46,730            34,358
Interest expense                                        29,238            25,451           96,683            88,462
Provision for loss on investment                            --                --               --            71,000
                                                       -------           -------          -------           -------
                                                       111,036            70,581          342,275           298,655

Earnings from operations                                38,814           205,942          365,507           321,275
Provision for income tax expense                        13,538            66,456          125,222            94,865
Minority interests in net earnings of subsidiaries         417                 4            3,077             2,153
Earnings before extraordinary items                     24,859           139,482          237,208           224,257
Extraordinary items--gains (losses) on early
   extinguishments of debt, net of tax                    (760)           15,662           (2,705)           21,814
                                                     ---------         ---------       ----------         ---------
Net earnings                                            24,099           155,144          234,503           246,071
   Less Preferred Share dividends                       (4,509)           (4,509)         (13,526)          (13,526)
                                                     ---------         ---------       ----------         ---------
Net earnings attributable to common shares           $  19,590         $ 150,635       $  220,977         $ 232,545
                                                     =========         =========       ==========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

    CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME -(Continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                         ----------------------       ------------------------
                                                           2001          2000            2001           2000
                                                         --------      --------       ----------      --------
Net earnings attributable to common shares               $ 19,590      $150,635       $  220,977      $232,545
Other comprehensive income (loss):
   Foreign currency translation adjustments
   and other                                               15,965       (20,024)         (13,416)      (38,071)
                                                         --------      --------       ----------      --------
Comprehensive income                                     $ 35,555      $130,611       $  207,561      $194,474
                                                         ========      ========       ==========      ========

Weighted-average Class B common share
  equivalents outstanding:
       Basic                                              137,786       107,879          139,846       108,625
                                                         ========      ========       ==========      ========
       Diluted                                            139,698       126,698          151,946       120,738
                                                         ========      ========       ==========      ========
Earnings per share:
       Basic earnings before extraordinary
           items                                        $   0.15       $   1.25       $     1.60      $   1.93
       Extraordinary items--gains (losses) on
           early extinguishments of debt, net of tax       (0.01)          0.15            (0.02)         0.21
                                                        --------       --------       ----------      --------
       Basic net earnings attributable to
           common shares                                $   0.14       $   1.40       $     1.58      $   2.14
                                                        ========       ========       ==========      ========
       Diluted earnings before
           extraordinary items                          $   0.15       $   1.12       $     1.52      $   1.81
       Extraordinary items--gains (losses) on
           early extinguishments of debt, net of tax       (0.01)          0.12            (0.02)         0.18
                                                        --------       --------       ----------      --------
       Diluted net earnings attributable to
           common shares                               $    0.14       $   1.24       $     1.50      $   1.99
                                                       =========       ========       ==========      ========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                    -------------------------------
                                                                                        2001                2000
                                                                                    ------------        -----------
Operating Activities:
       Net earnings                                                                 $    234,503        $   246,071
       Adjustments to reconcile net earnings to cash flows
         provided by operating activities:
           Distributions in excess of (less than) equity in earnings
              of unconsolidated investees                                                 40,434          (175,907)
           Realized gains                                                               (225,110)         (125,685)
           Depreciation and amortization                                                  46,730             34,358
           Deferred income tax expense                                                    33,187             47,899
           Losses (gains) on early extinguishments of debt, net of tax                     2,705            (21,814)
           Provision for loss on real estate                                                  --             71,000
           Other                                                                           8,240              4,523
       Decrease in other assets                                                           15,221              3,677
       (Decrease) increase in accounts payable and accrued expenses                       (1,780)            64,180
                                                                                    ------------         ----------
              Net cash flows provided by operating activities                            154,130            148,302
                                                                                    ------------         ----------
Investing Activities:
       Real estate investments                                                          (142,938)           (45,246)
       Proceeds from sale of properties and land                                          96,152             22,089
       Proceeds from sale of CWS Communities Trust                                       291,597                 --
       Proceeds from sales of Archstone Communities Trust                                700,285            178,666
       Cash paid to dissenting shareholders of SC-U.S. Realty
           and transaction costs                                                        (142,025)                --
       Cash acquired from SC-U.S. Realty and consolidated subsidiaries                    35,691                 --
       Purchase of minority interest in Homestead Village Incorporated                        --            (65,319)
       Other                                                                              (4,105)            13,921
                                                                                    ------------          ---------
              Net cash flows provided by investing activities                            834,657            104,111
                                                                                    ------------          ---------

Financing Activities:
       Proceeds from lines of credit                                                     491,121            265,900
       Payments on lines of credit                                                      (607,940)          (411,749)
       Proceeds from transaction loan                                                    530,000                 --
       Payments on transaction loan                                                     (530,000)                --
       Proceeds from issuances of long-term debt and notes                               114,963             10,093
       Payments on notes and capital leases                                              (15,548)                --
       Payment to redeem SC-U.S. Realty convertible debentures                          (407,023)                --
       Repurchase of common shares, net of issuances                                    (239,886)           (84,146)
       Preferred dividends paid                                                          (13,526)           (13,526)
       Other                                                                              (9,013)            (1,494)
                                                                                    ------------        -----------
              Net cash flows used in financing activities                               (686,852)          (234,922)
                                                                                    ------------        -----------

Net increase in cash and cash equivalents                                                301,935             17,491
Cash and cash equivalents, beginning of period                                            28,917             30,567
                                                                                    ------------        -----------
Cash and cash equivalents, end of period                                            $    330,852        $    48,058
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                       2001                  2000
                                                                                   ------------         -----------
Non-Cash Investing and Financing Activities:

   Acquisition of SC-U.S. Realty's assets for stock and cash:
           Investments in real estate operating companies,
                net of existing investment in SC-U.S. Realty                       $  1,238,913         $        --
           Assumption of SC-U.S. Realty convertible
                notes (subsequently redeemed)                                          (407,023)                 --
           Other liabilities assumed, net of other assets acquired                      (11,367)                 --
           Net deferred tax assets acquired                                             214,415                  --
           Value of Security Capital common stock issued                               (894,670)                 --
                                                                                   ------------         -----------
           Cash paid to dissenting SC-U.S. Realty stockholders
                and transaction costs, net of cash acquired from
                SC-U.S. Realty                                                     $    140,268                  --
                                                                                   ============        ============
   Effect of SC-U.S. Realty's sale of Security Capital shares                      $         --        $     13,756
                                                                                   ============        ============
   Exchange of Convertible Debentures for Archstone shares                         $         --        $     42,500
                                                                                   ============        ============
   Homestead convertible mortgages received and extinguished,
      as consideration for Archstone shares                                        $         --        $    221,334
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  General

     On January 16, 2001, Security Capital acquired the remaining shares of Security Capital U.S. Realty (SC-U.S. Realty) that it did not already own. As a result, all investees directly owned by SC-U.S. Realty are now under direct ownership of Security Capital. These investees include: CarrAmerica Realty Corporation (CarrAmerica), City Center Retail Trust (City Center Retail), InterPark Holdings (InterPark), Regency Centers Corporation (Regency), and Storage USA, Incorporated (Storage USA).

     The accompanying consolidated financial statements include the results of Security Capital, its wholly-owned subsidiaries and its majority-owned investees, which include BelmontCorp (Belmont), City Center Retail, CWS
Communities Trust (sold in August 2001), Homestead Village Incorporated (Homestead), InterPark, and Security Capital European Real Estate Shares (SC-European Real Estate Shares). All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 2000 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2001 presentation. The results of operations for the three and nine-month periods ended September 30 are not necessarily indicative of the results to be expected for the entire year.

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

     The consolidated financial statements of Security Capital as of September 30, 2001, are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 2000 audited consolidated financial statements contained in Security Capital's 2000 Annual Report on Form 10-K.

     Security Capital has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This Statement establishes standards for accounting and reporting of derivative instruments. As of September 30, 2001, Security Capital and its consolidated subsidiaries did not have any material derivative instruments outstanding.


Revenue Recognition
--------------------

     Security Capital's subsidiaries enter into operating leases with tenants for various time periods and terms as follows:

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  Retail Facilities - City Center Retail
  --------------------------------------

     City Center Retail leases retail space to tenants under agreements which contain provisions for base rent plus additional rents based on sales volume (percentage rents). Percentage rents are recognized as tenants' reported sales volume exceeds the sales volume level stated in the lease agreement.

  Parking Facilities - InterPark
  ------------------------------

     In addition to daily parking revenue, InterPark leases certain parking facilities under agreements with varying terms. InterPark also manages certain facilities for third party owners and receives a management fee based upon a percentage of the facilities' revenue.

  Manufactured Housing Communities - CWS Communities
  --------------------------------------------------

     CWS Communities leases homesites under operating leases with initial terms typically of one year.

  Senior Assisted Living - Belmont
  --------------------------------

     Belmont collects fees for housing, support services, and additional services. Revenue is recognized when the services are rendered.

  Extended Stay Lodging - Homestead
  ---------------------------------

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


Intangible Assets
-----------------

     Intangible assets primarily represent the excess of purchase price over the fair value of net tangible assets acquired in business acquisitions. Intangible assets consist mainly of goodwill, primarily at InterPark. Goodwill is amortized on a straight-line basis over twenty years. Operating contracts are amortized over a straight-line basis over the periods to be benefited, not to exceed seven years. Intangible assets are continually reviewed to assess recoverability.


Recent Accounting Pronouncements
--------------------------------

     In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" was issued which established standards for the accounting and reporting of goodwill and other intangible assets. Under this statement, goodwill is not amortized but is tested on an annual basis for impairment instead. Security Capital will adopt the provisions of this statement on January 1, 2002. Management does not expect any impairment to be recognized upon adoption.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The new rules will become effective January 1, 2002. It is uncertain what the impact, if any, upon Security Capital will be upon adoption.

(2)      Investments in Real Estate Related Entities and Real Estate

         Security Capital holds the following investments at September 30, 2001:

Investment                                            Type of Entity                             Ownership
--------------------------                       -----------------------                    --------------------
EQUITY-METHOD INVESTEES:

CarrAmerica                                      Office REIT                                       45.7%
                                                 (publicly traded)

ProLogis Trust                                   Industrial REIT                                   28.6%
                                                 (publicly traded)

Regency                                          Grocery-anchored retail REIT                      59.5%(1)
                                                 (publicly traded)

Storage USA                                      Self-storage REIT                                 42.8%(2)
                                                 (publicly traded)

SC-European Realty                               Global real estate                                34.6%
                                                 investments
                                                 (private entity)

SC-Preferred Growth                              Convertible security                              9.2%
                                                 investments in real
                                                 estate companies
                                                 (private REIT)

SC-US Real Estate Shares                         U.S. real estate                                  12.0%
                                                 securities fund
                                                 (mutual fund)
CONSOLIDATED INVESTEES:

Belmont                                          Senior assisted living                            99.8%
                                                 (private entity)

City Center Retail                               Retail                                            99.9%
                                                 (private entity)

Homestead                                        Extended-stay lodging                             99.9%
                                                 (private entity)

InterPark                                        Parking facility ownership and                    97.2%
                                                 management
                                                 (private entity)

SC-European Real Estate Shares                   European real                                     99.9%
                                                 estate securities fund
                                                 (mutual fund)

(1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights do not exceed 49% per agreement with the investee.
(2) On November 5, 2001, Security Capital proposed a transaction to acquire the remaining shares of Storage USA that it does not currently own. See footnote 10 for further discussion.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Security Capital received dividends from its investees as follows (in thousands, except per share amounts):

                                                                          Dividends Received
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone(1)                              $       --      $   13,656           $   13,006        $   55,040
         CarrAmerica                                   13,227              --               39,685                --
         CWS Communities(2) (3)                         4,103              --                7,949                --
         Homestead(3)                                  11,649          12,500               11,649            37,500
         ProLogis                                      17,214          16,718               51,648            50,153
         Regency                                       17,135              --               51,408                --
         SC-European Real Estate Shares(3)                 --              --                  120                51
         SC-Preferred Growth                            3,697           1,323                6,343             3,969
         SC-US Real Estate Shares                         229             208                  541               803
         Storage USA                                    8,353              --               16,707                --
                                                   ----------      ----------           ----------         ---------
                                                   $   75,607      $   44,405           $  199,056         $ 147,516
                                                   ----------      ----------           ----------         ---------

                                                                     Dividend Amount Per Investee Share
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone (1)                             $       --      $   0.3850           $   0.4252        $   1.1550
         CarrAmerica                                   0.4625              --               1.3875                --
         CWS Communities(2) (3)                        0.1600              --               0.3100                --
         Homestead(3)                                  0.0971          0.1041               0.0971            0.3124
         ProLogis                                      0.3450          0.3350               1.0350            1.0050
         Regency                                       0.5000              --               1.5000                --
         SC-European Real Estate Shares(3)                 --              --               0.1172            0.0501
         SC-Preferred Growth                           0.9350          0.3350               1.6050            1.0050
         SC-US Real Estate Shares                      0.1707          0.1548               0.4030            0.4035
         Storage USA                                   0.7100              --               1.4200                --



     (1) On February 28, 2001, Security Capital sold substantially all of its remaining investment in Archstone (see footnote 8 for further discussion).
     (2) On August 3, 2001, Security Capital sold its investment in CWS Communities (see footnote 8 for further discussion).
     (3) Dividends from these consolidated investees to Security Capital are eliminated in consolidation.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The following summarizes real estate investments of Security Capital's consolidated investees as of September 30, 2001 and December 31, 2000 (in thousands):

                                                      Estimated
                                                     Useful Lives              September 30,         December 31,
                                                      (in years)                   2001                  2000
                                                     ------------            ----------------      ----------------
Belmont:
Senior assisted living properties:                     20 - 40
     Operating communities                                                   $         99,861      $         53,793
     Communities under construction                                                    71,890                64,858
     Communities in planning                                                           12,594                14,302
     Land held for future development                                                     777                   777
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   185,122               133,730
         Less accumulated depreciation                                                 (4,246)               (2,548)
                                                                             ----------------      ----------------
              Subtotal                                                                180,876               131,182
                                                                             ----------------      ----------------

City Center Retail (acquired on January 16, 2001):
Retail facilities:                                     20 - 40
     Operating properties                                                             100,816                    --
     Re-developments under construction                                                21,132                    --
                                                                             ----------------       ---------------
         Total real estate, at cost                                                   121,948                    --
         Less accumulated depreciation                                                (11,837)                   --
                                                                             ----------------       ---------------
              Subtotal                                                                110,111                    --
                                                                             ----------------       ---------------
Homestead:
Extended stay lodging properties:                      20 - 40
     Owned properties                                                                 734,963               719,400
     Properties under capital lease                                                   145,000               145,000
     Developments under construction                                                       --                 2,787
     Properties held for sale                                                          13,732                84,391
     Land held for sale                                                                 1,402                 2,532
                                                                             ----------------        --------------
         Total real estate, at cost                                                   895,097               954,110
         Less accumulated depreciation                                               (112,163)              (86,014)
                                                                             ----------------        --------------
              Subtotal                                                                782,934               868,096
                                                                             ----------------        --------------
InterPark (acquired on January 16, 2001):
Parking facilities:                                    20 - 40
     Operating properties                                                             670,680                    --
     Developments under construction                                                      868                    --
                                                                             ----------------        --------------
         Total real estate, at cost                                                   671,548                    --
         Less accumulated depreciation                                                (32,212)                   --
                                                                             ----------------        --------------
              Subtotal                                                                639,336                    --
                                                                             ----------------        --------------

Real Estate, less accumulated depreciation                                   $      1,713,257        $      999,278
                                                                             ================        ==============

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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Regency
     -------

     Regency is a significant subsidiary as defined by the Securities and Exchange Commission. A summarized income statement of Regency follows (in thousands):

                                                                 Three Months Ended             Nine Months Ended
                                                                 September 30, 2001             September 30, 2001
                                                              ------------------------       -----------------------
         Revenues                                             $                  96,169      $               279,187
         Operating expenses                                                     (43,729)                    (127,906)
         Net interest expense                                                   (16,652)                     (51,842)
         Minority interest and other                                             (8,938)                     (25,295)
                                                              -------------------------      -----------------------
         Net income                                                              26,850                       74,144
         Preferred stock dividends                                                 (744)                      (2,221)
                                                              -------------------------      -----------------------
         Net income for common stockholders                   $                  26,106      $                71,923
                                                              =========================      =======================
         Net income per share:
                  Basic                                       $                    0.45      $                  1.25
                                                              =========================      =======================
                  Diluted                                     $                    0.45      $                  1.25
                                                              =========================      =======================

     Restatement
     -----------

     During the third quarter, the Company discovered an inadvertent error in recording its share of the income of CarrAmerica Realty Corporation for both the first and the second quarter of 2001. As a result, the Company has restated its results for both of those quarters. This restatement had no impact on the reported earnings before depreciation, amortization and deferred taxes (EBDADT) for these periods (see footnote 4 for discussion of EBDADT). The year-to-date impact was a reduction to earnings of approximately $6.6 million, after tax. The amounts as previously reported and restated are as follows (in thousands):

                                     Originally Reported              Restated                     Difference
                                    ----------------------      ---------------------        ------------------------
                                       Three Months Ended         Three Months Ended            Three Months Ended
                                     March 31,     June 30,     March 31,     June 30,        March 31,     June 30,
                                       2001         2001          2001          2001            2001          2001
                                    ---------     ---------     ---------    ---------       -----------   ----------
Equity in earnings of CarrAmerica   $  12,833     $  16,641     $   8,149    $  11,186       $    (4,684)  $   (5,455)
Earnings from operations            $ 256,225     $  80,607     $ 251,556    $  75,137       $    (4,669)  $   (5,470)
Net earnings attributable
    to common shares                $ 161,541     $  46,436     $ 158,511    $  42,876       $    (3,030)  $   (3,560)
Net earnings per share attributable
    to common shares:
    Basic                           $    1.14     $    0.33     $    1.12    $    0.31       $     (0.02)  $    (0.02)
    Diluted                         $    1.05     $    0.32     $    1.03    $    0.30       $     (0.02)  $    (0.02)

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)  Intangible Assets

     Intangible assets, which arise primarily at InterPark, at September 30, 2001 and December 31, 2000 were (in thousands):

                                  September 30,          December 31,
                                      2001                   2000
                                  -------------          ------------
         Goodwill                 $      38,321          $     17,808
         Other                            3,713                    --
                                  -------------          ------------
                                  $      42,034          $     17,808
                                  =============          ============

     Amortization expense for the three and nine months ended September 30, 2001 was $0.8 million and $5.4 million, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2000, respectively.


(4)  Segment Reporting

     Security Capital operates its business in one reportable segment-ownership of real estate operating and capital management companies. This segment records revenues by reporting its pro-rata share of its investees' earnings before depreciation, amortization and deferred taxes (EBDADT). EBDADT is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by generally accepted accounting principals (GAAP). Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments, the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT of investees who are not REITs or who conduct development-for-sale activities include gains and losses on sales of operating properties. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Presented below is a statement of EBDADT reconciled to net earnings (in thousands).

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                     ----------------------------       ---------------------------
                                                         2001             2000               2001             2000
                                                     -----------       ----------       -----------     -----------
Equity in EBDADT of investees/divisions              $   127,773         $118,207       $   401,820     $   325,866
Interest and other income                                  1,504              792             7,815           1,748
                                                     -----------       ----------       -----------     -----------
     Total income                                        129,277          118,999           409,635         327,614
Operating expenses                                         5,476            7,912            21,373          26,087
Interest expense                                          18,254           18,615            58,895          59,957
                                                     -----------       ----------       -----------     -----------
     Total expense                                        23,730           26,527            80,268          86,044
                                                     -----------       ----------       -----------     -----------
Convertible preferred share dividends                      4,509            4,509            13,526          13,526
                                                     -----------       ----------       -----------     -----------
Basic EBDADT before current income taxes
      and special items                                  101,038           87,963           315,841         228,044
     Current income tax expense                            9,912            1,412            33,783           8,477
                                                     -----------       ----------       -----------     -----------
Basic EBDADT before special items                         91,126           86,551           282,058         219,567
     Extraordinary gain (loss) on retirement
        of debt, net of tax                                 (756)              --            (2,701)          6,152
     Gain on sale of Archstone stock, net of tax              --           94,101           160,087         102,848
     Other, net                                               --              337                --           1,519
                                                     -----------       ----------       -----------     -----------
Basic EBDADT after special items                          90,370          180,989           439,444         330,086
Investee reconciling items:
     Real estate depreciation                            (57,821)         (37,491)         (177,957)       (122,051)
     Gains on sale of depreciated properties                 321           12,309            13,558          29,914
     Provision for loss on real estate                        --               --                --         (71,000)
     Unrealized gains (losses), including foreign
         currency                                         (8,152)          33,735            (6,474)        144,218
     EBDADT, net of dividends from
        strategic investees of SC-U.S. Realty                 --          (10,482)               --         (28,184)
     Other                                                (5,350)          (2,548)          (19,706)         (3,310)
                                                     -----------        ---------       -----------     -----------
                                                         (71,002)          (4,477)         (190,579)        (50,413)
                                                     -----------        ---------       -----------     -----------
Security Capital reconciling items:
     Deferred tax expense                                 (2,014)         (26,791)          (31,700)        (47,899)
     Other                                                 2,236              914             3,812             771
                                                     -----------        ---------       -----------     -----------
                                                             222          (25,877)          (27,888)        (47,128)
                                                     -----------       ----------       -----------     -----------
Net earnings attributable to common shares           $    19,590       $  150,635       $   220,977     $   232,545
                                                     ===========       ==========       ===========     ===========

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  Indebtedness

     A summary of indebtedness as of September 30, 2001, is as follows (in thousands):

                               Security
                                Capital          Belmont            Homestead          InterPark             Total
                             -----------       -----------          ---------          ---------          ---------
Lines of credit              $        --       $        --          $      --          $       --          $     --
Mortgage and construction
     notes payable                    --            70,426                 --             263,683           334,109
Long-term debt                   699,728                --                 --             100,000           799,728
Convertible Debentures           221,268                --                 --                  --           221,268
Capital lease obligation              --                --            133,884                  --           133,884

     On June 12, 2001, Security Capital amended its unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo), as agent for a group of lenders. Up to $450 million can be drawn on the line and borrowings accrue at LIBOR plus a margin of 1.2%, based upon Security Capital's credit rating, or a Base Rate defined as the higher of Wells Fargo prime rate or the Federal Fund's rate plus 0.50%.

     A wholly-owned subsidiary of Security Capital has two letters of credit for $2.75 million which bear interest at 0.75% annually and have maturity dates from June 2002 to August 2002 and are automatically extended annually unless otherwise cancelled.

     On April 27, 2001, Homestead entered into an amended and restated credit facility which provides for a revolving line of up to $35.0 million in borrowings, a reduction in the interest rate to 2.0% over LIBOR (previously LIBOR plus 3.0%), a reduction in the commitment fee to 0.25% on the undrawn balance (previously 0.375%), an extension of the maturity date to February 2004, and a reduction in the collateral pool to 7 properties. The amended facility requires maintenance of financial ratio and coverage covenants similar to the prior facility and permits payment of dividends based upon a definition of free cash flow. They are currently in compliance with these covenants.

     InterPark has mortgages payable collateralized by certain properties. The mortgages bear interest at rates ranging from 4.3% to 8.7% and have maturity dates from June 20, 2005 to October 20, 2006. InterPark also has $100 million of subordinated convertible debt financing bearing interest at 7% (4% due semi-annually and 3% deferred until maturity). The debt can be converted into common stock of InterPark at any time at the conversion rate of $12.36 per share. The loan matures in June 2010.

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

     On August 23, 2001, Security Capital announced that its Board of Directors authorized additional share repurchases of up to $250 million.

     As of September 30, 2001, Security Capital had repurchased 31.9 million Class B equivalent shares for a combined purchase price of $541 million since August 1999, when the original share repurchase program was initially announced.

   Per Share Data:

     The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Shares (in thousands):

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                              -------------------------      -----------------------
                                                                   2001         2000            2001         2000
                                                              -----------    ----------      ---------    ----------
Net earnings attributable to Common Shares-Basic              $    19,590    $  150,635      $220,977     $  232,545
Convertible debenture interest expense, net of tax                     --         2,560         7,494          7,950
Preferred share dividends                                              --         4,509            --             --
                                                              -----------    ----------      --------     ----------
Net earnings to Common Shares-Diluted                         $    19,590    $  157,704      $228,471     $  240,495
                                                              ===========    ==========      ========     ==========

Weighted-average Class B Common
   Shares outstanding-Basic                                       137,786       107,879         139,846      108,625
Increase in shares which would result from:
   Exercise of options and warrants                                 1,912         1,989           2,124        1,424
   Conversion of Convertible Debenture                                 --        10,224           9,976       10,689
   Conversion of preferred shares                                      --         6,606              --           --
                                                              -----------    ----------      ----------    ---------
Weighted-average Class B Common
   Shares outstanding-Diluted                                     139,698       126,698         151,946      120,738
                                                              ===========    ==========      ==========    =========

     For the three and nine months ended September 30, 2001, convertible securities issued by InterPark are not assumed converted as the effect is anti-dilutive.

     For  the  three  months  ended  September  30,  2001,   Security  Capital's
convertible debentures are not converted as the effect would be anti-dilutive. The remaining periods reflect the conversion as the effect is dilutive.

     For  the  three  months  ended  September  30,  2000,   Security  Capital's
convertible preferred shares are assumed converted as the effect is dilutive. The remaining periods reflect no conversion as the effect is anti-dilutive.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(7)  Commitments and Contingencies

     As of September 30, 2001, Security Capital and its affiliates have a remaining funding commitment to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $82.3 million to Belmont. At September 30, 2001, Belmont had approximately $43.9 million of unfunded commitments for developments under construction and InterPark has approximately $34.0 million of unfunded commitments for acquisitions/developments.


(8)  Sale of Investments

     As discussed in Note 2, Security Capital sold substantially all of its remaining shares of Archstone stock in February 2001, resulting in a gain of $217.1 million and generating $700.3 million of proceeds, and $57.3 million of estimated income taxes.


     Also, as discussed in Note 2, on August 3, 2001, Security Capital sold its entire 94.1% ownership in CWS Communities Trust for $291.6 million in cash. Net proceeds from the transaction, after taxes and transaction costs, are $270.0 million. Under the purchase method of accounting for business combinations, no gain was recognized on the sale as any gains on sale within twelve months of the acquisition of Security Capital U.S. Realty are reflected as purchase price adjustments.


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

     The acquisition was accounted for under the purchase method of accounting. Because the fair-value of the assets acquired was more than the purchase price, approximately $652.5 million of negative goodwill was recognized. The negative goodwill reduced the investments in real estate companies that are accounted for under the equity method of accounting and the long-lived assets of the two real estate companies that are consolidated, namely their real estate and intangible assets. Negative goodwill was not applied to the real estate of CWS Communities, as the company anticipated selling (and did sell) this investment within twelve months of the acquisition of SC-U.S. Realty (see note 8).

     The following pro forma financial information for the nine months ended September 30, 2000 assumes that the acquisition of SC-U.S. Realty had occurred on January 1, 2000 (in thousands, except per share amounts):

         Income                             $        708,790
         Expenses                                    560,357
                                            ----------------
         Net earnings                       $        148,433
                                            ================
         Net earnings per share:
             Basic                                 $    0.96
                                                   =========
             Diluted                               $    0.94
                                                   =========

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(10) Subsequent Events

     On November 5, 2001, Security Capital proposed a transaction to acquire the entire public interest in Storage USA, Inc. (NYSE:SUS) that it does not currently own. The proposal states that the shareholders of Storage USA other than Security Capital would receive $42 in cash for each common share of Storage USA. If the transaction occurs, Security Capital will finance the $1.051 billion transaction cost with cash on hand, its existing line of credit, and an unsecured bridge loan. Storage USA, Inc.'s existing $600 million rated senior unsecured notes and $65 million of unrated preferred operating partnership units will remain outstanding.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Security Capital Group Incorporated:


We have reviewed the accompanying consolidated balance sheet of Security Capital Group Incorporated and subsidiaries (see note 1) as of September 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Management of the Company. We were furnished with the reports of other accountants on their reviews of the financial statements of Archstone Communities Trust for the nine month period ended September 30, 2000, Storage USA Incorporated for the three month period ended March 31, 2001 and of CarrAmerica Realty Corporation, Regency Centers Corporation and Security Capital European Realty all for the three and nine month periods ended September 30, 2001, whose total assets collectively represent 33.6% of the total assets of Security Capital Group Incorporated and subsidiaries as of September 30, 2001 and whose revenues collectively represent 11.8% and 11.5% of the total revenues of Security Capital Group Incorporated and subsidiaries for the nine month periods ended September 30, 2001 and 2000, respectively.

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






Chicago, Illinois
November 14, 2001

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


Results of Operations

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

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

                                            Equity in Earnings (Loss)
                           --------------------------------------------------------
                               Three Months Ended               Nine Months Ended               % Ownership
                                 September  30,                   September 30,              as of September 30,
                           --------------------------         ---------------------      --------------------------
                             2001              2000              2001        2000          2001                2000
                           ---------        ---------         ---------    --------      --------            ------
         Archstone         $      --        $    25.2         $     7.3    $   71.3            --            29.0 %
         ProLogis               14.0             14.7              39.6        34.5         28.6%            30.3 %
         SC-U.S. Realty           --             33.5             (16.5)      153.1            --            40.6 %
         CarrAmerica             9.5               --              28.8          --         45.7%                --
         Regency                16.4               --              43.4          --         59.5%(1)             --
         Storage USA             8.0               --              20.7          --         42.8%                --
                           ---------        ---------         ---------    --------
                           $    47.9        $    73.4         $   123.3    $  258.9

          (1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights may not exceed 49% per agreement with the investee.

  Archstone

     Security Capital sold its investment in Archstone between July 2000 and February 2001, including the February 28, 2001 sale of substantially all of its remaining 31.7 million Archstone shares (realizing a gain of $217.1 million). Hence, Security Capital's equity in earnings from Archstone for the three and nine months ended September 30, 2001 declined.

  ProLogis

     The decrease in equity in earnings of ProLogis is due to a reduction in Security Capital's ownership position from 30.3% in September 30, 2000 to 28.6% on September 30, 2001, partially offset by an increase in ProLogis' earnings for the three months ended September 30, 2001 compared to the same period in 2000. ProLogis' increased earnings was due to its corporate distribution facilities service business, partially offset by losses in its temperature-controlled distribution operations. The increase in earnings for the nine months ended September 30, 2001 compared to the same period in 2000 was due to an increase in contribution from its corporate distribution facilities service business and lower foreign currency exchange losses, partially offset by losses in its temperature-controlled distribution operations and an impairment adjustment to the value of a technology investment.

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

  CarrAmerica

     CarrAmerica's net income from continuing operations decreased from $49.9 million to $28.9 million for the three months ended September 30, 2001 compared to the same period in 2000. CarrAmerica had a $20.2 million gain on the sale of assets in 2000. Excluding that gain, results are similar from quarter to quarter. Net income from continuing operations decreased from $112.9 million to $91.8 million for the nine months ended September 30, 2001. 2000 results include a $27.9 gain on the sale of assets. Excluding that gain, results are up 6.7% year over year primarily due to lower interest expense and real estate taxes.

  Regency

     Regency's net income increased by $2.2 million to $26.1 million for the three months ended September 30, 2001 compared to the same period in 2000 due primarily to favorable net recoverable expenses and gain on sales of land. Net income for the nine months ended September 30, 2001 increased by $11.0 million to $71.9 million compared to the same period in 2000 primarily due to a $6.9 million provision for loss on operating properties held for sale recorded in 2000, partially offset by 3.4% same store net operating income growth, favorable net recoverable expenses and gains on sales of land.

  Storage USA

     Storage USA's net income increased by $1.7 million to $18.5 million for the three months ended September 30, 2001 and increased $3.0 million to $49.7 million for the nine months ended September 30, 2001 compared to the same periods in 2000. Both increases were due to revenue growth of 5.7% on a same store basis and increased service income partially offset by an increase in property level expenses.


Investments in Private Divisions

     Security Capital has significant investments in several real estate companies that operate as private divisions. Security Capital owns all or substantially all of each of these operating companies, which are consolidated (Belmont, City Center Retail, Homestead and InterPark).

  Belmont

     The increase in Belmont's property revenues and expense is due to additional operating properties. Belmont has six operating properties: three achieved stabilized occupancy levels in 2001 and three are prestabilized, compared to all four properties being prestabilized in 2000. Based on properties that were stabilized during the entire period, stabilized occupancy was 97% and 100% for three and nine months ended September 30, 2001, respectively. Belmont currently has five properties under construction.

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

         Overall property level results for Homestead are summarized below (in millions):

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                       September 30,
                                                     ---------------------------        ----------------------------
                                                        2001              2000             2001               2000
                                                     ---------         ---------        ----------        ----------
         Property revenues                           $    56.4         $    69.3        $    179.1        $    197.2
         Total room expense                              (23.7)            (27.4)            (71.6)            (79.3)
                                                     ---------         ---------        ----------        ----------
         Net operating income                        $    32.7         $    41.9        $    107.5        $    117.9
                                                     =========         =========        ==========        ==========

         Same Store(1) Property Performance
         ----------------------------------
         Occupancy %                                     76.9%             83.8%             76.5%             80.0%
         Weekly Revenue per Available Room           $     292         $     319        $      306        $      300

         (1) Includes 111 stabilized properties ($945 million investment) as of September 30, 2001.

     The decrease in net operating income from 2000 to 2001 was attributable to the sale of 25 properties and slower economic conditions, as well as the effects of the events of September 11, 2001, which resulted in a decrease in same-store occupancy levels. Homestead had 111 and 136 operating properties at September 30, 2001 and 2000, respectively.

  InterPark

     In January 2001, Urban Growth Property Trust (Urban Growth) merged into InterPark Holdings, the property manager for most of Urban Growth's properties and is now part of InterPark. Because of the merger, prior year information is not comparable.

  Security Capital Research & Management

     Security Capital Research & Management (formerly Global Capital Management Group) manages or advises capital invested in publicly traded and privately owned real estate companies and securities for investment companies, institutional separate accounts and high net worth clients. The equity in earnings of Security Capital Research & Management's investees includes changes in unrealized gains or losses for SC-Preferred Growth and SC-US Real Estate Shares. These changes are a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings as these investees use fair value accounting. Fluctuations in market prices do not have an impact on cash flow. During the three and nine months ended September 30, 2001, a general decrease in security prices has negatively impacted such equity in earnings.

     Security Capital Research & Management continues to add new investment management clients. Assets managed for separate accounts increased from $0.9 billion at September 30, 2000 to $1.1 billion at September 30, 2001.

  SC-Preferred Growth

     SC-Preferred Growth's earnings for the three and nine months ended September 30, 2001 were lower compared to the same period in 2000 as a result of a general decline in security prices during the year.

  SC-US Real Estate Shares

     The decrease in earnings for the three and nine months ended September 30, 2001 compared to the same periods in 2000 was due to the decrease in Security Capital's ownership from 17.5% at September 30, 2000 to 12.0% at September 30, 2001.

  SC-European Realty

     SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets in three businesses. The decrease in earnings for the three months ended September 30, 2001 compared to the same period in 2000 was due to a $9 million loss provision for a property sale which occurred in October 2001 in one of SC-European
Realty's office affiliates. The increase in earnings for the nine months ended September 30, 2001 compared to the same period in 2000 was due to gains on sales of office development properties, which were partially offset by increased foreign exchange losses due to the change in foreign exchange rates. In addition, SC-European Realty's parking affiliate's operating performance increased due to acquisitions and improved operations. It is expected that earnings, excluding the impact of property sales, for SC-European Realty will increase as additional properties reach stabilization. However, there is no assurance this will occur and failure to do so would impair the ability of SC-European Realty to grow both its portfolio and its earnings. A substantial portion of SC-European Realty's earnings are generated by transactional activities in several of its investees. The timing, frequency and profitability of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.

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

     Components of EBDADT before special items are (in thousands):

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                     -----------------------------      ---------------------------
                                                          2001             2000             2001            2000
                                                     ------------      -----------      -----------     -----------
Equity in EBDADT of investees/divisions              $    127,773      $   118,207      $   401,820     $   325,866
Interest and other income                                   1,504              792            7,815           1,748
                                                     ------------      -----------      -----------     -----------
   Total income                                           129,277          118,999          409,635         327,614
                                                     ------------      -----------      -----------     -----------
Operating expenses                                          5,476            7,912           21,373          26,087
Interest expense                                           18,254           18,615           58,895          59,957
                                                     ------------      -----------      -----------     -----------
   Total expenses                                          23,730           26,527           80,268          86,044
                                                     ------------      -----------      -----------     -----------
Convertible preferred share dividends                       4,509            4,509           13,526          13,526
                                                     ------------      -----------      -----------     -----------
Basic EBDADT before current income
    taxes and special items                               101,038           87,963          315,841         228,044
   Current income tax expense                               9,912            1,412           33,783           8,477
                                                     ------------      -----------      -----------     -----------
Basic EBDADT before special items                    $     91,126      $    86,551      $   282,058     $   219,567
                                                     ============      ===========      ===========     ===========

  Provision for Income Taxes

     The effective tax rate for the first nine months of 2001 was 34.6%, which is slightly lower than the expected corporate tax rate of 35% due to non-taxable earnings of a foreign subsidiary. The effective tax rate for 2001 increased compared to 2000 as net operating loss carry-forwards were completely utilized during 2000.

     For the first nine months of 2000, the effective tax rate was 29.7%, which is lower than the expected corporate tax rate of 35% due to the use of a capital loss carry-forward partially offsetting a capital gain recognized in 2000, as well as non-taxable earnings of a foreign subsidiary.

     Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return on capital.

     Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at September 30, 2001, was as follows (in thousands):

                  Belmont                             $ 97,633
                  CarrAmerica                          711,578
                  City Center Retail                   177,154
                  Homestead                            530,097
                  InterPark                            210,675
                  ProLogis                             636,361
                  Regency                              722,467
                  SC-European Realty                   440,548
                  SC-Preferred Growth                   77,402
                  Storage USA                          377,982


Liquidity and Capital Resources

  Cash Flow from Operations

     Cash flow from operations increased from $148.3 million to $154.1 million for the nine months ended September 30, 2000 and 2001, respectively. The increase was due to additional dividends received from former investees of SC-U.S. Realty that are now directly owned by Security Capital, partially offset by the payment of higher taxes.


  Investment Activity

     Security Capital's investment activity primarily consists of allocations to and redemptions from its capital in its various affiliates. The following table summarizes Security Capital's capital allocations to and (proceeds from or redemptions of) its primary investments (in millions):


                                                  Three Months Ended                         Nine Months Ended
                                                    September 30,                              September 30,
                                            ----------------------------                ---------------------------
                                               2001               2000                     2001             2000
                                            ----------        ----------                --------        -----------

         Archstone                          $       --        $   (383.8)               $ (700.3)       $    (416.5)
         CarrAmerica(1)                             --                --                   683.7                 --
         City Center Retail(1)                      --                --                   141.6                 --
         CWS(2)                                 (291.6)               --                  (291.6)                --
         InterPark(1)                               --                --                   294.9                 --
         Regency(1)                                 --                --                   602.7                 --
         Storage USA(1)                             --                --                   265.4                 --
         SC-US Real Estate Shares                   --              (9.0)                     --              (16.3)
         SC-U.S. Realty                             --                --                  (908.8)                --


                                                  Three Months Ended                         Nine Months Ended
                                                    September 30,                              September 30,
                                            ----------------------------                ---------------------------
                                               2001               2000                     2001             2000
                                            ----------        ----------                ---------      ------------
         Net real estate investment
             (proceeds):
             Belmont                        $     17.6        $     19.0                $   50.3       $       38.2
             City Center Retail                    0.7                --                   (12.7)                --
             CWS Communities                       1.5                --                    (3.1)                --
             Homestead                             4.8               3.0                    11.7                7.0
             InterPark                             7.2                --                    80.9                 --
             Homestead proceeds from
                sale of properties and land         --              (2.5)                  (80.3)             (22.1)

          (1)Reflects allocated purchase price paid to acquire SC-U.S. Realty's assets.
          (2)Proceeds from sale of CWS.

Real estate investments reflect development activity at Security Capital's consolidated subsidiaries.


  Financing Activity

     In January 2001, Security Capital obtained a $530 million transaction loan to finance the acquisition of SC-U.S. Realty's assets and to retire that company's debt. This loan was entirely repaid in February 2001 with the proceeds from the sale of 31.7 million Archstone common shares.

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

     On June 12, 2001, Security Capital amended its unsecured revolving line of credit with Wells Fargo Bank, National Association (Wells Fargo) as agent for a group of lenders. Up to $450 million can be drawn on the line and borrowings accrue at LIBOR plus a margin of 1.2%, based upon Security Capital's credit rating, or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus 0.50%).

  Stock and Debenture Repurchase Programs

     On April 23, 2001, Security Capital announced the final results of its modified Dutch auction self-tender offer, which expired April 17, 2001. The Company purchased approximately 9.3 million shares of Class B common stock at a purchase price of $20.50 per share, or a total of approximately $191 million.

     On August 23, 2001, Security Capital announced that its Board of Directors authorized additional share repurchases of up to $250 million. As of September 30, 2001, Security Capital had repurchased 31.9 million Class B equivalent shares for a combined purchase price of $541 million since August 1999 and $60.3 million of 6.5% convertible subordinated debentures ($80.5 million principal amount).

  Future Capital Commitments and Liquidity

     As of October 31, 2001, Security Capital and its affiliates have a remaining funding commitment to SC-European Realty of $77.7 million. In addition, Security Capital has a remaining funding commitment of $80.5 million to Belmont. At September 30, 2001, Belmont had approximately $43.9 million of unfunded commitments for developments under construction and InterPark has approximately $34.0 million of unfunded commitments for acquisitions.

     On November 5, 2001, Security Capital proposed a transaction to acquire the entire public interest in Storage USA, Inc. (NYSE:SUS) that it does not currently own. The proposal states that the shareholders of Storage USA other than Security Capital would receive $42 in cash for each common share of Storage USA. If the transaction occurs, Security Capital will finance the $1.051 billion transaction cost with cash on hand, its line of credit, and an unsecured bridge loan. Storage USA, Inc.'s existing $600 million rated senior unsecured notes and $65 million of unrated preferred operating partnership units will remain outstanding.

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



Item 3. Quantitative and Qualitative Disclosure About Market Risk


        See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. Other than the purchase of assets and assumption of liabilities of SC-U.S. Realty that were recorded at fair value, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Security Capital's 2000 Form 10-K, as compared to their respective book values at September 30, 2001.

PART II

Item 1. Legal Proceedings

     Security Capital and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of their business, none of which are expected to have a material adverse impact on Security Capital.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         4.1 Amended and Restated Credit Agreement, dated as of August 31, 2001 by and between Security Capital and Bank of America, N.A., The Chase Manhattan Bank, Wells Fargo Bank, National Association and Chase Securities, Inc.

         12.1    Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated November 14, 2001, regarding unaudited financial information

    (b)          Reports on Form 8-K

                 Date                       Items Reported
                 ----                       --------------

                 August 23, 2001            Item 5, Item 7
                 November 7, 2001           Item 9, Item 7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SECURITY CAPITAL GROUP INCORPORATED



                                      ---------------------------------------
                                                /s/ Paul E. Szurek
                                      Paul E. Szurek, Chief Financial Officer
                                           (Principal Financial Officer)



                                      ---------------------------------------
                                                 /s/ James C. Swaim
                                         James C. Swaim, Sr. Vice President
                                           (Principal Accounting Officer)






Date:  November 14, 2001

                                                                     Exhibit 4.1

         FIRST AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT


     This FIRST AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") dated as of August 31, 2001, by and among SECURITY CAPITAL GROUP INCORPORATED (the "Borrower"), each of the financial institutions party hereto as "Lenders", and WELLS FARGO BANK, NATIONAL ASSOCIATION, as Agent (the "Agent") for the Lenders under the Credit Agreement referenced below.

     WHEREAS, the Borrower, the Lenders and the Agent are parties to that certain Second Amended and Restated Credit Agreement dated as of June 12, 2001 (the "Credit Agreement"); and

     WHEREAS, each of East Mixed-Use Realty Investors Trust ("East"), Midwest Mixed-Use Realty Investors Trust ("Midwest"), West Mixed-Use Realty Investors Trust ("West") and Security Capital Holdings III Incorporated ("Holdings III"), among others, are Guarantors under that certain Guaranty dated as of January 16, 2001 (the "Guaranty"), pursuant to which the Guarantors unconditionally guaranty the payment and performance of the Obligations under the Credit Agreement; and

     WHEREAS, The Borrower has requested that East, Midwest and West be released from the Guaranty concurrent with the effectiveness of this Amendment (the "Guaranty Release") and that Holdings III be released from the Guaranty upon the satisfaction of certain other conditions precedent set forth herein (the "Future Guaranty Release"); and

     WHEREAS, the parties hereto desire to effect the Guaranty Release, set forth the conditions precedent for the Future Guaranty Release and amend certain other provisions of the Credit Agreement on the terms and conditions contained herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto hereby agree as follows:

     Section 1. Specific Amendments To Credit Agreement.

     (a) The Credit Agreement is amended by deleting the definitions of the terms "Guarantor", "Guaranty", "Guaranty Exempt Entity" and "Loan Document" contained in Section 1.1. thereof in their entirety and substituting in their respective places the following:

          "Guarantor" means SC Realty, SC Capital Incorporated, a Nevada corporation, Security Capital Holdings II Incorporated, a Delaware
     corporation,   Security  Capital  Holdings  III  Incorporated,  a  Delaware
     corporation, Security Capital Operations, Security Capital Lodging Incorporated, a Delaware corporation, Security Capital Assisted Living Incorporated, a Delaware corporation, Security Capital Parking
     Incorporated, a Delaware corporation, Security Capital European Incorporated, a Delaware corporation, Security Capital Manufactured Housing Incorporated, a Delaware corporation, and any other Subsidiary of Borrower that later becomes a party to the Guaranty.

          "Guaranty" means the Guaranty dated as of January 16, 2001 in favor of the Agent and Lenders to which each of the Guarantors is a party.

          "Guaranty Exempt Entity" means any Subsidiary that satisfies all of the following conditions: (a) such Subsidiary was established for the sole purpose of owning Qualifying Securities; (b) at least 99% of the issued and outstanding equity interests of such Subsidiary are owned, directly or indirectly, by the Borrower; (c) such Subsidiary has no Indebtedness or outstanding accounts payable other than accounts payable arising in the ordinary course of business and in an aggregate dollar amount less than $500,000; (d) such Subsidiary is prohibited from incurring (i) any Indebtedness and (ii) any accounts payable other than accounts payable incurred in the ordinary course of business and in an aggregate dollar amount less than $500,000 at any time outstanding, in each case pursuant to a restriction in such Subsidiary's Organizational Documents; (e) such Subsidiary qualifies as a REIT; and (f) such Subsidiary is a party to the Guaranty Exempt Entity Agreement.

          "Loan Document" means this Agreement, each of the Notes, each Letter of Credit Document, the Guaranty, the Guaranty Exempt Entity Agreement, any agreement evidencing the fees referred to in Section 3.1.(d) and each other document or instrument executed and delivered by Borrower, any Guarantor or Guaranty Exempt Entity in connection with this Agreement or any of the other foregoing documents.

     (b) The Credit Agreement is amended by adding the following new defined terms to Section 1.1. thereof in the appropriate alphabetical locations:

          "Guaranty Exempt Entity Accession Agreement" means a Guaranty Exempt Entity Accession Agreement substantially in the form of Annex I to the Guaranty Exempt Entity Agreement.

          "Guaranty Exempt Entity Agreement" means the Guaranty Exempt Entity Agreement dated as of September 6, 2001 in favor of the Agent and Lenders to which each Guaranty Exempt Entity is a party and substantially in the form of Exhibit L.

     (c) The  Credit  Agreement  is amended  by adding  the  following  as a new
Section 1.5. immediately after Section 1.4. thereof:

         SECTION 1.5.  References  to  Guarantors.

         References in the following provisions of this Agreement to Guarantor and Guarantors shall be deemed to include references to Guaranty Exempt Entity and Guaranty Exempt Entities, respectively:

         Section 1.1., the defined terms "Materially Adverse Effect", "Strategic Investee", "Traded Security" and "Unencumbered
               Pool Value"
         Section 2.12.
         Section 5.2.(d)
         Section 5.3.(c)
         Section 6.1.
         Section 6.3.
         Section 6.4.
         Section 6.5.
         Section 6.7.
         Section 6.8.
         Section 6.11.
         Section 6.14.
         Section 6.15.
         Section 6.16.
         Section 6.18.
         Section 7.1. (subsections (j), (k), (m) and (o) only)
         Section 7.8.
         Section 7.10.
         Section 7.13.
         Section 7.15.
         Section 8.1. (subsections (d), (e), (k), and (l) only)
         Section 10.8. (subsections (b) and (c) only)

     (d) The Credit Agreement is amended by deleting Section 7.19. thereof in its entirety and substituting in its place the following:

          SECTION 7.19. Covenants Regarding Guarantors and Guaranty Exempt Entities.

          (a)  Indebtedness  and  Accounts  Payable.  Borrower  will not  permit
     Guaranty Exempt Entities to incur, assume or suffer to exist any Indebtedness or accounts payable other than accounts payable arising in the ordinary course of business and in an aggregate dollar amount less than $500,000 at any time outstanding. Borrower will not permit Guarantors to incur, assume or suffer to exist any of the following (determined on a collective basis): (i) accounts payable (excluding obligations to purchase Securities pursuant to subscription or stock purchase agreements, or otherwise make capital contributions, in or with respect to Strategic Investees or Capital Management Entities) in excess of $10,000,000 in the aggregate at any time outstanding and (ii) any Indebtedness other than:

               (w) Indebtedness owing to Borrower, or subject to Section7.15, a Guarantor or Guaranty Exempt Entity;

               (x) Indebtedness under the Guaranty and, subject to compliance with Section 7.18., under Guarantees of senior unsecured long term Indebtedness of Borrower so long as such Indebtedness so Guaranteed is of a type described in clause (a) or (b) of the definition of Indebtedness; and

               (y)  Indebtedness represented by declared but unpaid dividends.

          (b) Asset Transfers. Borrower will not permit any Guarantor or Guaranty Exempt Entity to sell, transfer or otherwise convey any of its assets other than:

               (x) sales and transfers of Unencumbered Pool Securities to the extent permitted under Section 7.8.;

               (y) transfers of assets to Borrower and any other Guarantor or Guaranty Exempt Entity, subject to the limitations set forth in
          Section 7.19.(b)(z) below, so long as such transferee is organized under the laws of, and has its chief executive office in, any State of the United States of America or the District of Columbia, and so long as no Default or Event of Default shall have occurred and be continuing or would result from such transfer; and

               (z) rights in assets of a Guarantor as of August 31, 2001 may only be transferred to the Borrower or another Guarantor. Rights in assets of a Guaranty Exempt Entity as of August 31, 2001 may be transferred to the Borrower, a Guarantor, or a Guaranty Exempt Entity.

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

          (d) Compliance with and Amendment of Charter or Bylaws. Borrower shall cause each Guarantor and Guaranty Exempt Entity to (a) comply with the terms of its Organizational Documents and (b) not amend, supplement, restate or otherwise modify any of the terms of its Organizational Documents.

     (e) The Credit Agreement is amended by deleting Section 8.1.(p) thereof in its entirety and substituting in its place the following:

         (p) except as permitted by Section 10.14.(a), Borrower shall cease to own, directly or indirectly, all of the issued and outstanding capital stock of each Guarantor, or Borrower shall cease to own, directly or indirectly, at least 99% of the issued and outstanding equity interests of each Guaranty Exempt Entity.

     (f) Section 10.14. of the Credit Agreement is amended by (i) deleting the heading thereof in its entirety and substituting in its place the following:
"SECTION 10.14. Additional Guarantors and Guaranty Exempt Entities; Release of Guarantors and Guaranty Exempt Entities."; and (ii) adding the following new subsections (c) and (d) immediately after subsection (b) thereof:

         (c) Additional Guaranty Exempt Entities. Any Subsidiary of Borrower that satisfies all of the conditions set forth in the definition of Guaranty Exempt Entity may become a Guaranty Exempt Entity by delivering to Agent each of the following: (i) a Guaranty Exempt Entity Accession Agreement duly executed by such Subsidiary; (ii) the Organizational Documents of such Subsidiary (which Organizational Documents shall contain the restrictions described in subsection (d) of the definition of Guaranty Exempt Entity), certified as of a recent date by the Secretary of State or other similar Governmental Authority of the jurisdiction of its formation;

             (iii) a certificate of good standing or a certificate of similar meaning with respect to such Subsidiary issued as of a recent date by the Secretary of State or other similar Governmental Authority of the jurisdiction of its formation and certificates of qualification to transact business or other comparable certificates with respect to such Subsidiary issued by each Secretary of State or other similar Governmental Authority (and any state department of taxation, as applicable) of each state in which such Subsidiary is required to be so qualified;

             (iv) a certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of such Subsidiary with respect to each of the officers of such Subsidiary authorized to execute and deliver the Loan Documents to which such Subsidiary is a party; (v) a certified copy (certified by the Secretary or Assistant Secretary (or other individual performing similar functions)) of such Subsidiary of (i) the by-laws of such Subsidiary and (ii) all corporate, partnership, member or other necessary action taken by such Subsidiary to authorize the execution, delivery and performance of the Loan Documents to which it is a party; and

             (vi) such other documents and instruments as Agent may reasonably request.

         (d) Release of Guaranty Exempt Entities. If a Guaranty Exempt Entity no longer owns any Securities that are Unencumbered Pool Securities, then, upon the written request of Borrower to Agent, and so long as no Default or Event of Default shall have occurred and be continuing, Agent shall release such Guaranty Exempt Entity from the Guaranty Exempt Entity Agreement. To evidence such release, Agent agrees to execute and deliver, at the sole cost and expense of Borrower, such instruments as Borrower may reasonably request.

     (g) The Credit Agreement is amended by adding Exhibit L hereto as a new Exhibit L to the Credit Agreement.

     Section 2. Guaranty Release.

     (a) The Agent and the Lenders hereby agree that, upon the satisfaction of the conditions set forth in Section 3 hereof, East, Midwest and West shall be released from the Guaranty.

     (b) The Agent and the Lenders hereby agree that, upon the satisfaction of the conditions set forth in Sections 3 and 4 hereof, Holdings III shall be released from the Guaranty.

     Section  3.   Effectiveness  of  Amendments  and  Guaranty   Release.   The
effectiveness of Sections 1 and 2(a) hereof is subject to receipt by the Agent of each of the following in form and substance satisfactory to the Agent:

     (a) counterparts of this Amendment executed by each of the parties hereto;

     (b) counterparts of the Guaranty Exempt Entity Agreement duly executed by East, Midwest and West;

     (c) the Organizational Documents of East, Midwest and West (which Organizational Documents shall contain the restrictions described in subsection
(d) of the definition of Guaranty Exempt Entity (as amended by this Amendment)), certified as of a recent date by the Secretary of State or other similar Governmental Authority of the jurisdiction of its formation;

     (d) certificates of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of East, Midwest and West with respect to each of the officers of each such Subsidiary authorized to execute and deliver the Loan Documents to which it is a party;

     (e) certified copies (certified by the Secretary or Assistant Secretary (or other individual performing similar functions)) of East, Midwest and West of all corporate, partnership, member or other necessary action taken by such Subsidiary to authorize the execution, delivery and performance of the Loan Documents to which it is a party; and

     (f) such other documents and instruments as the Agent may reasonably request.

     Section 4. Effectiveness of the Future Guaranty Release. The effectiveness of Section 2(b) hereof is subject to the satisfaction of the conditions set forth in Section 3 hereof and receipt by the Agent of each of the following in form and substance satisfactory to the Agent:

     (a) each of the items listed in Section 10.14.(c) of the Credit Agreement (as amended by this Amendment); and

     (b) such other documents and instruments as the Agent may reasonably request.

     Section 5. Representations of the Borrower. The Borrower represents and warrants to the Agent and the Lenders that:

     (a) Authorization. The Borrower has the right and power, and has taken all necessary action to authorize it, to execute and deliver this Amendment and to perform its obligations hereunder and under the Credit Agreement, as amended by this Amendment, in accordance with their respective terms. This Amendment has been duly executed and delivered by a duly authorized officer of the Borrower and each of this Amendment and the Credit Agreement, as amended by this Amendment, is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its respective terms, except as the same may be limited by bankruptcy, insolvency, and other similar laws affecting the rights of creditors generally and the availability of equitable remedies for the enforcement of certain obligations (other than the payment of principal) contained herein or therein may be limited by equitable principles generally.

     (b) Compliance with Laws, Etc. The execution and delivery by the Borrower of this Amendment and the performance by the Borrower of this Amendment and the Credit Agreement, as amended by this Amendment, each in accordance with its terms, do not and will not, by the passage of time, the giving of notice or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower, any Guarantor or any Guaranty Exempt Entity the failure to possess or to comply with which would have a Materially Adverse Effect; (ii) conflict with, result in a breach of or constitute a default under the Organizational Documents of the Borrower or any Guarantor or Guaranty Exempt Entity, or any indenture, agreement or other instrument to which the Borrower or any Guarantor or Guaranty Exempt Entity is a party or by which it or any of its properties may be bound and the violation of which would have a Materially Adverse Effect; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower or any Guarantor or Guaranty Exempt Entity other than Permitted Liens.

     (c) No Default. No Default or Event of Default has occurred and is continuing as of the date hereof nor will exist immediately after giving effect to this Amendment.

     Section 6. Reaffirmation of Representations by Borrower. The Borrower hereby repeats and reaffirms all representations and warranties made by the Borrower to the Agent and the Lenders in the Credit Agreement and the other Loan Documents to which the Borrower is a party on and as of the date hereof (and after giving effect to this Amendment) with the same force and effect as if such representations and warranties were set forth in this Amendment in full.

     Section 7. Reaffirmation of Guaranty by Guarantors. Each Guarantor hereby reaffirms its continuing obligations to the Agent and the Lenders under the Guaranty, and agrees that, except as expressly set forth herein, the transactions contemplated by this Amendment shall not in any way affect the validity and enforceability of the Guaranty, or reduce, impair or discharge the obligations of such Guarantor thereunder.

     Section 8. References to the Credit Agreement. Each reference to the Credit Agreement in any of the Loan Documents (including the Credit Agreement) shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

     Section 9. Benefits. This Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.

     Section 10. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF GEORGIA.

     Section 11. Effect. Except as expressly herein amended, the terms and conditions of the Credit Agreement and the other Loan Documents shall remain in full force and effect. Neither the Guaranty Release nor the Future Guaranty Release shall be construed to be a release from the Guaranty, or of any obligations thereunder, of any other Guarantor that is now or may from time to time become a party to the Guaranty.

     Section 12. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original and shall be binding upon all parties, their successors and assigns.

     Section 13. Definitions. All capitalized terms not otherwise defined herein are used herein with the respective definitions given them in the Credit Agreement.






                            [Signatures on Next Page]

     IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Second Amended and Restated Credit Agreement to be executed as of the date first above written.

                                       BORROWER:

                                       SECURITY CAPITAL GROUP INCORPORATED


                                       By:
                                          -----------------------------------
                                          Name:
                                                -----------------------------
                                          Title:
                                                -----------------------------
                                       GUARANTORS:

                                       SC REALTY INCORPORATED
                                       SC CAPITAL INCORPORATED
                                       SECURITY CAPITAL HOLDINGS II INCORPORATED
                                       SECURITY CAPITAL OPERATIONS INCORPORATED
                                       SECURITY CAPITAL LODGING INCORPORATED
                                       SECURITY CAPITAL ASSISTED LIVING
                                       INCORPORATED SECURITY CAPITAL
                                       PARKING INCORPORATED SECURITY
                                       CAPITAL EUROPEAN INCORPORATED
                                       SECURITY CAPITAL MANUFACTURED
                                       HOUSING INCORPORATED EAST MIXED-USE
                                       REALTY INVESTORS TRUST MIDWEST
                                       MIXED-USE REALTY INVESTORS TRUST
                                       WEST MIXED-USE REALTY INVESTORS
                                       TRUST


                                       By:
                                          --------------------------------------
                                       (for each of the Guarantors listed above)
                                         Name:
                                               ---------------------------------
                                         Title:
                                                --------------------------------


                       [Signatures Continued on Next Page]

     [Signature Page to First Amendment to Second Amended and Restated Credit Agreement dated as of August ___, 2001 with Security Capital Group Incorporated] agent and lenders

                            WELLS FARGO BANK, NATIONAL ASSOCIATION, individually
                             and as Agent


                            By:
                                --------------------------------------------
                              Name:
                                   -----------------------------------------
                              Title:
                                   -----------------------------------------


                            COMMERZBANK AG New York and Grand Cayman Branches

                            By:
                                --------------------------------------------
                              Name:
                                   -----------------------------------------
                              Title:
                                   -----------------------------------------


                            By:
                                --------------------------------------------
                              Name:
                                   -----------------------------------------
                              Title:
                                   -----------------------------------------

                            THE CHASE MANHATTAN BANK


                            By:
                                --------------------------------------------
                              Name:
                                   -----------------------------------------
                              Title:
                                   -----------------------------------------

                            BANK OF AMERICA, N.A.


                            By:
                                --------------------------------------------
                              Name:
                                   -----------------------------------------
                              Title:
                                   -----------------------------------------





                       [Signatures Continued on Next Page]

     [Signature Page to First Amendment to Second Amended and Restated Credit Agreement dated as of August ___, 2001 with Security Capital Group Incorporated]

                                            BANKERS TRUST COMPANY


                                            By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------


                                            CITICORP REAL ESTATE INC.


                                             By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------



                                            CREDIT SUISSE FIRST BOSTON


                                            By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------



                                            AMSOUTH BANK


                                            By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------



                                            BANK ONE, NA


                                            By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------


                       [Signatures Continued on Next Page]

     [Signature Page to First Amendment to Second Amended and Restated Credit Agreement dated as of August ___, 2001 with Security Capital Group Incorporated]

                                            FIRST UNION NATIONAL BANK


                                            By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------



                                            KBC BANK, N.V.


                                             By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------


                                             By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------



                                            CHANG HWA COMMERCIAL BANK LTD.,
                                              NEW YORK BRANCH


                                             By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------


                                            FIRSTAR BANK, NATIONAL ASSOCIATION


                                            By:
                                                ----------------------------
                                                Name:
                                                     -----------------------
                                                Title:
                                                     -----------------------

                                                                    Exhibit 12.1


                       SECURITY CAPITAL GROUP INCORPORATED
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)




                                   Nine Months Ended
                                     September 30,                           Year Ended December 31,
                                ---------------------     ----------------------------------------------------------
                                   2001         2000         2000         1999        1998        1997        1996
                                ---------   ---------     ---------   ----------  ----------   ---------   ---------
Earnings (loss) from Operations $ 365,507   $ 321,275     $ 434,689   $ (134,135) $ (156,351)  $  80,732   $  84,128
Less: Equity in earnings from
    equity investees             (138,904)   (285,872)     (369,045)     (78,899)     71,950    (170,576)   (168,473)
Add: Dividends received from
    equity investees              179,338     109,965       147,005      150,756     144,757     110,082      74,652
Other                                  --          --            --        2,612       7,124      18,003          --
                                ---------   ---------     ---------    ----------  ---------    --------   ---------
Net Earnings (loss) from
    Operations                    405,941     145,368       212,649      (59,666)     67,480      38,241      (9,693)
Add:
    Interest Expense               96,683      88,462       108,558      133,454      82,203     104,434     117,224
                                ---------   ---------     ---------    ---------    --------   ---------    --------
Earnings as Adjusted            $ 502,624   $ 233,830     $ 321,207    $  73,788    $149,683   $ 142,675    $107,531
                                =========   =========     =========    =========    ========   =========    ========
Fixed Charges:
    Interest Expense            $  96,683   $  88,462     $ 108,558    $ 133,454    $ 82,203   $ 104,434    $117,224
    Capitalized Interest            3,885       1,983         3,192        8,209      26,703      69,883      11,448
                                ---------   ---------     ---------    ---------    --------   ---------    --------

    Total Fixed Charges         $ 100,568   $  90,445     $ 111,750    $ 141,663    $108,906   $ 174,317    $128,672
                                =========   =========     =========    =========    ========   =========    ========
Ratio of Earnings to
    Fixed Charges                     5.0         2.6           2.9          0.5         1.4         0.8         0.8

                                                                    Exhibit 12.2


                       SECURITY CAPITAL GROUP INCORPORATED
               COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
                      CHARGES AND PREFERRED SHARE DIVIDENDS
                          (Dollar amounts in thousands)

                                  Nine Months Ended
                                     September 30,                             Year Ended December 31,
                                ---------   ---------   -------------------------------------------------------------
                                  2001         2000        2000          1999         1998         1997        1996
                                ---------   ---------   ----------    ----------   ----------    ---------   --------
Earnings (loss) from Operations $ 365,507   $ 321,275   $  434,689    $ (134,135)  $ (156,351)   $  80,732   $ 84,128
Less: Equity in earnings from
    equity investees             (138,904)   (285,872)    (369,045)      (78,899)      71,950     (170,576)  (168,473)
Add: Dividends received from
    equity investees              179,338     109,965      147,005       150,756      144,757      110,082     74,652
Other                                  --          --           --         2,612        7,124       18,003         --
                                ---------   ---------   ----------    ----------   ----------    ---------    -------
Net Earnings (loss) from
    Operations                    405,941     145,368      212,649       (59,666)      67,480       38,241     (9,693)
Add:
    Interest Expense               96,683      88,462      108,558       133,454       82,203      104,434    117,224
                                ---------   ---------   ----------    ----------   ----------    ---------  ---------
Earnings as Adjusted            $ 502,624   $ 233,830   $  321,207    $   73,788   $  149,683    $ 142,675  $ 107,531
                                =========   =========   ==========    ==========   ==========    =========  =========
Combined Fixed Charges and
    Preferred Share Dividends:
    Interest Expense            $  96,683   $  88,462      108,558    $  133,454   $   82,203    $ 104,434  $ 117,224
    Capitalized Interest            3,885       1,983        3,192         8,209       26,703       69,883     11,448
                                ---------   ---------   ----------    ----------   ----------    ---------  ---------
                                  100,568      90,445      111,750       141,663      108,906      174,317    128,672
    Preferred Share Dividends(1)   20,575      19,186       24,876        20,280       22,368(2)    15,416     12,352
                                ---------   ---------   ----------    ----------   ----------    ---------  ---------
Combined Fixed Charges and
    Preferred Share Dividends  $  121,143   $ 109,631   $  136,626    $  161,943   $  131,274    $ 189,733  $ 141,024
                               ==========   =========   ==========    ==========   ==========    =========  =========

Ratio of Earnings to Combined
    Fixed Charges and
    Preferred Share Dividends         4.1         2.1          2.4           0.5          1.1          0.8        0.8
                               ==========   =========   ==========    ==========   ==========    =========  =========

(1) The preferred dividends have been increased to show a pretax basis.
(2) Excludes a one-time non-cash dividend of $19.8 million incurred in conjunction with the exchange of Series A Preferred Shares for Series B Preferred Shares.

                                                                      Exhibit 15

November 14, 2001



Board of Directors and Shareholders
of Security Capital Group Incorporated:

We are aware that Security Capital Group Incorporated has incorporated by reference in its Registration Statement Nos. 333-38521, 333-38523, 333-38525, 333-38527, 333-38531, 333-38533, 333-38537, 333-38539, 333-47926, 333-48167,
333-61395,  333-61401,  333-64979, 333-65688 and 333-65704 its Form 10-Q for the
nine months ended September 30, 2001, which includes our report dated November 14, 2001 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933 (the "Act"), that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,


ARTHUR ANDERSEN LLP