Form 10-Q/A
period 2001-09-30
SECURITY CAPITAL GROUP INC/
filed 2002-02-15
CIK 923687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                (AMENDMENT NO.1)

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

                                TABLE OF CONTENTS



Item Description                                                        Page
----------------                                                        ----
                                     PART I

1.  Financial Statements.......................................           1

2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................          20

3.  Quantitative and Qualitative Disclosure About Market Risk..          27


                                     PART II

1.  Legal Proceedings..........................................          28

6.  Exhibits and Reports on Form 8-K...........................          28




     This amendment on Form 10-Q/A of Security Capital Group Incorporated is filed to add additional information to Notes 2 and 4 of the Notes to Consolidated Financial Statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  September 30,        December 31,
                                                                                      2001                2000
                                                                                  --------------     ---------------
                                         ASSETS                                     (unaudited)
                                         ------
Investments, at equity:
       Archstone Communities Trust                                                $          --      $      488,884
       CarrAmerica Realty Corporation                                                   672,836                  --
       ProLogis Trust                                                                   543,113             565,184
       Regency Centers Corporation                                                      594,765                  --
       Security Capital European Realty                                                 393,576             393,200
       Security Capital U.S. Realty                                                          --             925,417
       Security Capital Research & Management:
           Security Capital Preferred Growth Incorporated                                87,729              88,716
       SC-US Real Estate Shares                                                          14,946              14,988
       Storage USA, Incorporated                                                        269,338                  --
                                                                                  -------------      --------------
                                                                                      2,576,303           2,476,389
Real estate, less accumulated depreciation                                            1,713,257             999,278
Investments in publicly traded real estate securities, at market value                   10,087              10,993
                                                                                  -------------      --------------
                Total real estate investments                                         4,299,647           3,486,660
Cash and cash equivalents                                                               330,852              28,917
Intangible assets                                                                        42,034              17,808
Deferred income taxes                                                                   125,325                  --
Other assets                                                                             78,195             103,828
                                                                                  -------------      --------------
                Total assets                                                      $   4,876,053      $    3,637,213
                                                                                  =============      ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Lines of credit                                                            $          --      $       66,500
       Mortgage and construction notes payable                                          334,109              45,668
       Long-term debt                                                                   799,728             699,676
       6.5% Convertible Debentures                                                      221,268             229,818
       Capital lease obligation                                                         133,884             137,017
       Accounts payable and accrued expenses                                            212,256             112,650
       Deferred income taxes                                                                --               52,832
                                                                                  ------------       --------------
                Total liabilities                                                     1,701,245           1,344,161

Minority interests                                                                       12,765                  63

Shareholders' Equity:
       Class A Common Shares, $.01 par value; 15,543,012 shares authorized;
           895,803 and 1,029,728 shares issued and outstanding in
           2001 and 2000, respectively                                                        9                  10
       Class B Common Shares, $.01 par value; 234,199,346 shares authorized;
           92,938,003 and 51,737,531 shares issued and outstanding in
           2001 and 2000, respectively                                                      929                 517
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2001 and 2000; stated liquidation preference of
           $1,000 per share                                                             257,642             257,642
       Additional paid-in capital                                                     2,787,372           2,126,290
       Accumulated other comprehensive income (loss)                                    (48,507)            (35,091)
       Retained earnings (deficit)                                                      164,598             (56,379)
                                                                                  -------------      --------------
                Total shareholders' equity                                            3,162,043           2,292,989
                                                                                  -------------      --------------
                Total liabilities and shareholders' equity                        $   4,876,053      $    3,637,213
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     ---------------------------       ----------------------------
                                                        2001              2000            2001               2000
                                                     ---------         ---------       ----------         ---------
INCOME:
Property revenues:
       BelmontCorp                                   $   5,309         $   3,425       $   14,310         $   8,682
       City Center Retail Trust                          4,854                --           15,528                --
       CWS Communities Trust                             4,730                --           30,789                --
       Homestead Village Incorporated                   56,038            68,785          178,029           195,621
       InterPark                                        31,787                --           91,781                --
Equity in earnings (loss) of:
       Archstone Communities Trust                          --            25,248            7,308            71,361
       CarrAmerica Realty Corporation                    9,505                --           28,840                --
       ProLogis Trust                                   13,954            14,749           39,550            34,539
       Regency Centers Corporation                      16,366                --           43,433                --
       Security Capital European Realty                 (3,395)            1,384            9,737             1,968
       Security Capital U.S. Realty                         --            33,511          (16,475)                         153,066
       Security Capital Research & Management:
           Security Capital Preferred Growth
               Incorporated                               (382)            8,860            5,356            18,861
           SC-US Real Estate Shares                       (275)            2,041              499             6,077
       Storage USA, Incorporated                         8,021                --           20,656                --
Realized capital gains (losses)                             (3)          117,104          225,110           125,685
Other income, net                                        3,341             1,416           13,331             4,070
                                                     ---------         ---------       ----------         ---------
                                                       149,850           276,523          707,782           619,930
                                                     ---------         ---------       ----------         ---------
EXPENSES:
Property expenses:
       BelmontCorp                                       4,132             2,635           11,278             7,367
       City Center Retail Trust                          2,127                --            6,980                --
       CWS Communities Trust                             2,292                --           10,767                --
       Homestead Village Incorporated                   23,663            27,364           71,580            79,321
       InterPark                                        18,230                --           54,354                --
General, administrative and other expenses,
       net of reimbursements from related parties       13,701             4,633           43,903            18,147
Depreciation and amortization                           17,653            10,498           46,730            34,358
Interest expense                                        29,238            25,451           96,683            88,462
Provision for loss on investment                            --                --               --            71,000
                                                     ---------         ---------       ----------         ---------
                                                       111,036            70,581          342,275           298,655

Earnings from operations                                38,814           205,942          365,507           321,275
Provision for income tax expense                        13,538            66,456          125,222            94,865
Minority interests in net earnings of subsidiaries         417                 4            3,077             2,153
                                                     ---------         ---------       ----------         ---------
Earnings before extraordinary items                     24,859           139,482          237,208           224,257
Extraordinary items--gains (losses) on early
   extinguishments of debt, net of tax                    (760)           15,662           (2,705)           21,814
                                                     ---------        ----------       ----------         ---------
Net earnings                                            24,099           155,144          234,503           246,071
   Less Preferred Share dividends                       (4,509)           (4,509)         (13,526)          (13,526)
                                                     ---------        ----------       ----------         ---------
Net earnings attributable to common shares           $  19,590        $  150,635       $  220,977         $ 232,545
                                                     =========        ==========       ==========         =========

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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF EARNINGS AND
                       COMPREHENSIVE INCOME - (Continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                    ----------------------------        ---------------------------
                                                       2001              2000              2001            2000
                                                    -----------        ---------        ----------      -----------
Net earnings attributable to common shares          $    19,590        $  150,635       $  220,977      $   232,545
Other comprehensive income (loss):
   Foreign currency translation adjustments
   and other                                             15,965           (20,024)         (13,416)         (38,071)
                                                    -----------        ----------       ----------      -----------
Comprehensive income                                $    35,555        $  130,611       $  207,561      $   194,474
                                                    ===========        ==========       ==========      ===========

Weighted-average Class B common share
  equivalents outstanding:
       Basic                                            137,786           107,879          139,846          108,625
                                                     ==========        ==========       ==========      ===========
       Diluted                                          139,698           126,698          151,946          120,738
                                                     ==========        ==========       ==========      ===========

Earnings per share:
       Basic earnings before extraordinary
           items                                     $     0.15        $    1.25       $     1.60       $      1.93
       Extraordinary items--gains (losses) on
           early extinguishments of debt, net of tax      (0.01)            0.15            (0.02)             0.21
                                                     ----------        ---------        ---------       -----------
       Basic net earnings attributable to
           common shares                             $     0.14        $    1.40        $    1.58       $      2.14
                                                     ==========        =========        =========       ===========

       Diluted earnings before
           extraordinary items                       $     0.15        $    1.12       $     1.52      $      1.81
       Extraordinary items--gains (losses) on
           early extinguishments of debt, net of tax      (0.01)            0.12            (0.02)            0.18
                                                     ----------        ---------       ----------      -----------
       Diluted net earnings attributable to
           common shares                             $     0.14        $     1.24       $     1.50     $      1.99
                                                     ==========        ==========       ==========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    -------------------------------
                                                                                         2001               2000
                                                                                    ------------        -----------
Operating Activities:
       Net earnings                                                                 $    234,503        $   246,071
       Adjustments to reconcile net earnings to cash flows
         provided by operating activities:
           Distributions in excess of (less than) equity in earnings
              of unconsolidated investees                                                 40,434          (175,907)
           Realized gains                                                               (225,110)         (125,685)
           Depreciation and amortization                                                  46,730             34,358
           Deferred income tax expense                                                    33,187             47,899
              Losses (gains) on early extinguishments of debt, net of tax                  2,705            (21,814)
           Provision for loss on real estate                                                  --             71,000
           Other                                                                           8,240              4,523
       Decrease in other assets                                                           15,221              3,677
       (Decrease) increase in accounts payable and accrued expenses                       (1,780)            64,180
                                                                                    ------------        -----------
              Net cash flows provided by operating activities                            154,130            148,302
                                                                                    ------------        -----------

Investing Activities:
       Real estate investments                                                          (142,938)           (45,246)
       Proceeds from sale of properties and land                                          96,152             22,089
       Proceeds from sale of CWS Communities Trust                                       291,597                 --
       Proceeds from sales of Archstone Communities Trust                                700,285            178,666
       Cash paid to dissenting shareholders of SC-U.S. Realty
           and transaction costs                                                        (142,025)                --
       Cash acquired from SC-U.S. Realty and consolidated subsidiaries                    35,691                 --
       Purchase of minority interest in Homestead Village Incorporated                        --            (65,319)
       Other                                                                              (4,105)            13,921
                                                                                    ------------        -----------
              Net cash flows provided by investing activities                            834,657            104,111
                                                                                    ------------        -----------

Financing Activities:
       Proceeds from lines of credit                                                     491,121            265,900
       Payments on lines of credit                                                      (607,940)          (411,749)
       Proceeds from transaction loan                                                    530,000                 --
       Payments on transaction loan                                                     (530,000)                --
       Proceeds from issuances of long-term debt and notes                               114,963             10,093
       Payments on notes and capital leases                                              (15,548)                --
       Payment to redeem SC-U.S. Realty convertible debentures                          (407,023)                --
       Repurchase of common shares, net of issuances                                    (239,886)           (84,146)
       Preferred dividends paid                                                          (13,526)           (13,526)
       Other                                                                              (9,013)            (1,494)
                                                                                    ------------       ------------
              Net cash flows used in financing activities                               (686,852)          (234,922)
                                                                                    ------------       ------------

Net increase in cash and cash equivalents                                                301,935             17,491
Cash and cash equivalents, beginning of period                                            28,917             30,567
                                                                                    ------------        -----------
Cash and cash equivalents, end of period                                            $    330,852        $    48,058
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   --------------------------------
                                                                                       2001                2000
                                                                                   ------------        ------------
Non-Cash Investing and Financing Activities:

   Acquisition of SC-U.S. Realty's assets for stock and cash:
           Investments in real estate operating companies,
                net of existing investment in SC-U.S. Realty                       $  1,238,913        $         --
           Assumption of SC-U.S. Realty convertible
                notes (subsequently redeemed)                                          (407,023)                 --
           Other liabilities assumed, net of other assets acquired                      (11,367)                 --
           Net deferred tax assets acquired                                             214,415                  --
           Value of Security Capital common stock issued                               (894,670)                 --
                                                                                   ------------        ------------
           Cash paid to dissenting SC-U.S. Realty stockholders
                and transaction costs, net of cash acquired from
                SC-U.S. Realty                                                     $    140,268                  --
                                                                                   ============        ============

   Effect of SC-U.S. Realty's sale of Security Capital shares                      $         --        $     13,756
                                                                                   ============        ============

   Exchange of Convertible Debentures for Archstone shares                         $         --        $     42,500
                                                                                   ============        ============

   Homestead convertible mortgages received and extinguished,
          as consideration for Archstone shares                                    $         --        $    221,334
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

     Security Capital received dividends from its investees as follows (in thousands, except per share amounts):

                                                                          Dividends Received
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone(1)                              $       --      $   13,656           $   13,006        $   55,040
         CarrAmerica                                   13,227              --               39,685                --
         CWS Communities(2) (3)                         4,103              --                7,949                --
         Homestead(3)                                  11,649          12,500               11,649            37,500
         ProLogis                                      17,214          16,718               51,648            50,153
         Regency                                       17,135              --               51,408                --
         SC-European Real Estate Shares(3)                 --              --                  120                51
         SC-Preferred Growth                            3,697           1,323                6,343             3,969
         SC-US Real Estate Shares                         229             208                  541               803
         Storage USA                                    8,353              --               16,707                --
                                                   ----------      ----------           ----------        ----------
                                                   $   75,607      $   44,405           $  199,056        $  147,516
                                                   ----------      ----------           ----------        ----------


                                                                     Dividend Amount Per Investee Share
                                                   -----------------------------------------------------------------
                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                   --------------------------           ----------------------------
                                                      2001            2000                 2001              2000
                                                   ----------      ----------           ----------        ----------
Dividends:
         Archstone (1)                             $       --      $   0.3850           $   0.4252        $   1.1550
         CarrAmerica                                   0.4625              --               1.3875                --
         CWS Communities(2) (3)                        0.1600              --               0.3100                --
         Homestead(3)                                  0.0971          0.1041               0.0971            0.3124
         ProLogis                                      0.3450          0.3350               1.0350            1.0050
         Regency                                       0.5000              --               1.5000                --
         SC-European Real Estate Shares(3)                 --              --               0.1172            0.0501
         SC-Preferred Growth                           0.9350          0.3350               1.6050            1.0050
         SC-US Real Estate Shares                      0.1707          0.1548               0.4030            0.4035
         Storage USA                                   0.7100              --               1.4200                --


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

     The following summarizes real estate investments of Security Capital's consolidated investees as of September 30, 2001 and December 31, 2000 (in thousands):

                                                        Estimated
                                                       Useful Lives            September 30,         December 31,
                                                        (in years)                 2001                  2000
                                                    -----------------        ----------------      ----------------
Belmont:
Senior assisted living properties:                        20 - 40
     Operating communities                                                   $         99,861      $         53,793
     Communities under construction                                                    71,890                64,858
     Communities in planning                                                           12,594                14,302
     Land held for future development                                                     777                   777
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   185,122               133,730
         Less accumulated depreciation                                                 (4,246)               (2,548)
                                                                             ----------------      ----------------
              Subtotal                                                                180,876               131,182
                                                                             ----------------      ----------------

City Center Retail (acquired on January 16, 2001):
--------------------------------------------------
Retail facilities:                                        20 - 40
     Operating properties                                                             100,816                    --
     Re-developments under construction                                                21,132                    --
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   121,948                    --
         Less accumulated depreciation                                                (11,837)                   --
                                                                             ----------------      ----------------
              Subtotal                                                                110,111                    --
                                                                             ----------------      ----------------

Homestead:
Extended stay lodging properties:                         20 - 40
     Owned properties                                                                 734,963               719,400
     Properties under capital lease                                                   145,000               145,000
     Developments under construction                                                       --                 2,787
     Properties held for sale                                                          13,732                84,391
     Land held for sale                                                                 1,402                 2,532
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   895,097               954,110
         Less accumulated depreciation                                               (112,163)              (86,014)
                                                                             ----------------      ----------------
              Subtotal                                                                782,934               868,096
                                                                             ----------------      ----------------

InterPark (acquired on January 16, 2001):
Parking facilities:                                       20 - 40
     Operating properties                                                             670,680                    --
     Developments under construction                                                      868                    --
                                                                             ----------------      ----------------
         Total real estate, at cost                                                   671,548                    --
         Less accumulated depreciation                                                (32,212)                   --
                                                                             ----------------      ----------------
              Subtotal                                                                639,336                    --
                                                                             ----------------      ----------------

Real Estate, less accumulated depreciation                                   $      1,713,257      $        999,278
                                                                             ================      ================

     In the first quarter of 2001, Homestead sold 24 of its first-generation properties for proceeds of $81.4 million. The proceeds were used to pay down existing debt (including intercompany debt owed to Security Capital). These properties were not representative of Homestead's current competitive design and location strategies.

     CarrAmerica, ProLogis, and Regency are significant subsidiaries as defined as defined by the Securities and Exchange Commission. Summarized income statements of these investees and Storage USA follow (in thousands):

                                                                                                     ProLogis
                                                                                            --------------------------
                                         CarrAmerica        Regency        Storage USA
Three months ended September 30,            2001              2001            2001              2001           2000
                                       --------------     -----------    --------------     -----------    -----------
Revenues                               $    133,444       $   96,169     $      76,009      $  150,765     $  163,668
Operating expenses                          (82,839)         (43,729)          (41,521)        (56,455)       (51,586)
Net interest expense                        (20,091)         (16,652)          (12,397)        (37,645)       (43,700)
Minority interest and other                  (1,570)          (8,938)           (3,553)            425         (5,643)
                                       ------------      -----------     -------------      ----------    -----------
Net income                                   28,944           26,850            18,538          57,090         62,739
Preferred stock dividends                    (8,655)            (744)               --          (8,179)       (14,120)
                                       ------------      -----------     -------------      ----------    -----------
Net income for common
  stockholders                         $     20,289      $    26,106     $      18,538      $   48,911    $    48,619
                                       ==============    ===========     =============      ==========    ===========

Net income per share:
Basic                                      $ 0.33            $ 0.45          $ 0.68            $ 0.28         $ 0.30
Diluted                                    $ 0.32            $ 0.45          $ 0.67            $ 0.28         $ 0.29

                                                                                                     ProLogis
                                                                                             --------------------------
                                         CarrAmerica        Regency        Storage USA
Nine months ended September 30,             2001              2001            2001              2001           2000
                                        --------------     -----------    --------------     -----------    -----------

Revenues                                $    400,896       $ 279,187      $    218,749       $ 476,459      $   480,016
Operating expenses                          (250,915)       (127,906)         (121,721)       (170,448)        (165,304)
Net interest expense                         (62,087)        (51,842)          (37,106)       (115,199)        (128,542)
Minority interest and other                    3,876         (25,295)          (10,247)        (24,212)         (30,349)
                                        ------------       ---------    --------------     -----------      -----------
Net income                                    91,770          74,144            49,675         166,600          155,821
Preferred stock dividends                    (26,050)         (2,221)               --         (29,130)         (42,675)
                                        ------------       ---------    --------------     -----------      -----------
Net income for common
    stockholders                        $     65,720       $  71,923    $       49,675     $   137,470      $   113,146
                                        ============       =========    ==============     ===========      ===========

Net income per share:
Basic                                      $ 1.05            $ 1.25          $ 1.82            $ 0.80         $ 0.69
Diluted                                    $ 1.03            $ 1.25          $ 1.80            $ 0.79         $ 0.69


     Restatement

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


                                      Originally Reported              Restated                    Difference
                                    -----------------------     ----------------------       ----------------------
                                      Three Months Ended         Three Months Ended           Three Months Ended
                                    March 31,      June 30,     March 31,    June 30,        March 31,     June 30,
                                       2001          2001          2001        2001           2001         2001
                                    --------      ---------     --------     ---------       --------     ---------
Equity in earnings of CarrAmerica   $ 12,833      $  16,641     $  8,149     $  11,186       $ (4,684)    $  (5,455)
Earnings from operations            $256,225      $  80,607     $251,556     $  75,137       $ (4,669)    $  (5,470)
Net earnings attributable
    to common shares                $161,541      $  46,436     $158,511     $  42,876       $ (3,030)    $ ( 3,560)
Net earnings per share attributable
    to common shares:
    Basic                           $   1.14      $    0.33     $   1.12     $    0.31       $  (0.02)    $   (0.02)
    Diluted                         $   1.05      $    0.32     $   1.03     $    0.30       $  (0.02)    $   (0.02)



(3)  Intangible Assets

     Intangible assets, which arise primarily at InterPark, at September 30, 2001 and December 31, 2000 were (in thousands):

                               September 30,            December 31,
                                  2001                     2000
                              --------------            ------------
         Goodwill             $       38,321            $     17,808
         Other                         3,713                      --
                              --------------            ------------
                              $       42,034            $     17,808
                              ==============            ============

     Amortization expense for the three and nine months ended September 30, 2001 was $0.8 million and $5.4 million, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2000, respectively.


(4)  Segment Reporting

     As a result of the purchase of SC-U.S. Realty and the formation of Macquarie Capital Partners in 2001, the activities formerly classified as the Capital and Financial Services Divisions are now classified in their respective functional categories and the Financial Services Division segment was eliminated. Net income of the former Global Capital Management Group has been combined with other operating companies. The expenses of the former Capital Division, Corporate Services Group and Real Estate Research Group are included in general and administrative expenses. The revenues earned from these businesses are offset against general and administrative expenses as they represent reimbursement of costs. The 2000 segment information has been restated to reflect this change in reportable segments.

     Beginning in 2001, Security Capital operates its business in one reportable segment-ownership of real estate operating and capital management companies. This segment records revenues by reporting its pro-rata share of its investees' earnings before depreciation, amortization and deferred taxes (EBDADT). EBDADT is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by generally accepted accounting principles (GAAP). Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT also involves certain other adjustments, the most material being the omission of changes in unrealized gains and losses on real estate securities due to fluctuations in market prices. EBDADT of investees who are not REITs or who conduct development-for-sale activities include gains and losses on sales of operating properties. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

     Presented below is a statement of EBDADT reconciled to net earnings (in thousands).

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                      September 30,
                                                     ----------------------------       ---------------------------
                                                         2001                2000           2001           2000
                                                     -----------       ----------       -----------   -------------
Equity in EBDADT of investees/divisions              $   127,773       $  118,207       $   401,820   $     325,866
Interest and other income                                  1,504              792             7,815           1,748
                                                     -----------       ----------       -----------     -----------
     Total income                                        129,277          118,999           409,635         327,614
Operating expenses                                         5,476            7,912            21,373          26,087
Interest expense                                          18,254           18,615            58,895          59,957
                                                     -----------       ----------       -----------     -----------
     Total expense                                        23,730           26,527            80,268          86,044
                                                     -----------       ----------       -----------     -----------
Convertible preferred share dividends                      4,509            4,509            13,526          13,526
                                                     -----------       ----------       -----------     -----------
Basic EBDADT before current income taxes
      and special items                                  101,038           87,963           315,841         228,044
     Current income tax expense                            9,912            1,412            33,783           8,477
                                                     -----------       ----------       -----------     -----------
Basic EBDADT before special items                         91,126           86,551           282,058         219,567
     Extraordinary gain (loss) on retirement
        of debt, net of tax                                 (756)              --            (2,701)          6,152
     Gain on sale of Archstone stock, net of tax              --           94,101           160,087         102,848
     Other, net                                               --              337                --           1,519
                                                     -----------       ----------       -----------     -----------
Basic EBDADT after special items                          90,370          180,989           439,444         330,086
Investee reconciling items:
     Real estate depreciation                            (57,821)         (37,491)         (177,957)       (122,051)
     Gains on sale of depreciated properties                 321           12,309            13,558          29,914
     Provision for loss on real estate                        --               --                --         (71,000)
     Unrealized gains (losses), including foreign
         currency                                         (8,152)          33,735            (6,474)        144,218
     EBDADT, net of dividends from
        strategic investees of SC-U.S. Realty                 --          (10,482)               --         (28,184)
     Other                                                (5,350)          (2,548)          (19,706)         (3,310)
                                                     -----------       ----------       -----------     -----------
                                                         (71,002)          (4,477)         (190,579)        (50,413)
                                                     -----------       ----------       -----------     -----------
Security Capital reconciling items:
     Deferred tax expense                                 (2,014)       (26,791)            (31,700)        (47,899)
     Other                                                 2,236              914             3,812             771
                                                     -----------       ----------       -----------     -----------
                                                             222         (25,877)           (27,888)        (47,128)
                                                     -----------       ---------        -----------     -----------
Net earnings attributable to common shares           $    19,590       $  150,635       $   220,977     $   232,545
                                                     ===========       ==========       ===========     ===========


(5)  Indebtedness

     A summary of indebtedness as of September 30, 2001, is as follows (in thousands):

                               Security
                                Capital          Belmont            Homestead          InterPark             Total
                              ----------       -----------         -----------        -----------          --------
Lines of credit               $       --       $        --         $        --        $        --          $     --
Mortgage and construction
     notes payable                    --            70,426                  --            263,683           334,109
Long-term debt                   699,728                --                  --            100,000           799,728
Convertible Debentures           221,268                --                  --                 --           221,268
Capital lease obligation              --                --             133,884                 --           133,884

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

     Per Share Data:

         The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Shares (in thousands):

                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,              September 30,
                                                              -------------------------   ------------------------
                                                                  2001          2000         2001          2000
                                                              -----------   -----------   ----------    ----------
Net earnings attributable to Common Shares-Basic              $    19,590   $   150,635   $ 220,977     $  232,545
Convertible debenture interest expense, net of tax                     --         2,560       7,494          7,950
Preferred share dividends                                              --         4,509          --             --
                                                              -----------   -----------   ---------     ----------
Net earnings to Common Shares-Diluted                         $    19,590   $   157,704   $ 228,471     $  240,495
                                                              ===========   ===========   =========     ==========

Weighted-average Class B Common
   Shares outstanding-Basic                                       137,786       107,879      139,846       108,625
Increase in shares which would result from:
   Exercise of options and warrants                                 1,912         1,989        2,124         1,424
   Conversion of convertible debentures                                --        10,224        9,976        10,689
   Conversion of preferred shares                                      --         6,606           --            --
                                                              -----------     ---------    ---------    ----------
Weighted-average Class B Common
   Shares outstanding-Diluted                                     139,698       126,698      151,946       120,738
                                                              ===========     =========    =========    ==========


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

     The following pro forma financial information for the nine months ended September 30, 2000 assumes that the acquisition of SC-U.S. Realty had occurred on January 1, 2000 (in thousands, except per share amounts):

         Income                                                 $      708,790
         Expenses                                                      560,357
                                                                --------------
         Net earnings                                           $      148,433
                                                                ==============
         Net earnings per share:
             Basic                                                   $    0.96
                                                                     =========
             Diluted                                                 $    0.94
                                                                     =========


(10)     Subsequent Events

     On November 5, 2001, Security Capital proposed a transaction to acquire the entire public interest in Storage USA, Inc. (NYSE:SUS) that it does not currently own. The proposal states that the shareholders of Storage USA other than Security Capital would receive $42 in cash for each common share of Storage USA. If the transaction occurs, Security Capital will finance the $1.051 billion transaction cost with cash on hand, its existing line of credit and an unsecured bridge loan. Storage USA, Inc.'s existing $600 million rated senior unsecured notes and $65 million of unrated preferred operating partnership units will remain outstanding.

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

                                            Equity in Earnings (Loss)
                           --------------------------------------------------------
                              Three Months Ended                Nine Months Ended                 % Ownership
                                September  30,                    September 30,              as of September 30,
                           --------------------------        ----------------------     ---------------------------
                             2001            2000               2001         2000          2001             2000
                           ---------      -----------        ----------    ---------    ---------       -----------
         Archstone         $      --        $    25.2        $      7.3    $   71.3            --            29.0 %
         ProLogis               14.0             14.7              39.6        34.5         28.6%            30.3 %
         SC-U.S. Realty           --             33.5             (16.5)      153.1            --            40.6 %
         CarrAmerica             9.5               --              28.8          --         45.7%                --
         Regency                16.4               --              43.4          --       59.5%(1)               --
         Storage USA             8.0               --              20.7          --        42.8 %                --
                           ---------        ---------         ---------    ---------
                           $    47.9        $    73.4         $   123.3    $   258.9
                           =========        =========         =========    =========

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


Investments in Private Divisions

     Security Capital has significant investments in several real estate companies that operate as private divisions. Security Capital owns all or substantially all of each of these operating companies, which are consolidated (Belmont, CWS Communities, City Center Retail, Homestead and InterPark).

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

     Overall property level results for Homestead are summarized below (in millions):

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30 ,                       September 30,
                                                     ---------------------------        ---------------------------
                                                        2001              2000             2001              2000
                                                     ---------         ---------        ---------         ---------
         Property revenues                           $    56.4         $    69.3        $   179.1         $   197.2
         Total room expense                              (23.7)            (27.4)           (71.6)            (79.3)
                                                     ---------         ---------        ---------         ---------
         Net operating income                        $    32.7         $    41.9        $   107.5         $   117.9
                                                     =========         =========        =========         =========

         Same Store(1) Property Performance
         Occupancy %                                     76.9%             83.8%            76.5%             80.0%
         Weekly Revenue per Available Room           $     292         $     319        $     306         $     300

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

     Investment Activity

     Security Capital's investment activity primarily consists of allocations to and redemptions from its capital in its various affiliates. The following table summarizes Security Capital's capital allocations to and (proceeds from or redemptions of) its primary investments (in millions):

                                                 Three Months Ended                         Nine Months Ended
                                                   September 30,                               September 30,
                                            ----------------------------                ----------------------------
                                               2001               2000                     2001             2000
                                            ----------        ----------                ---------       ------------
         Archstone                          $       --        $   (383.8)               $ (700.3)       $    (416.5)
         CarrAmerica(1)                             --                --                    683.7                --
         City Center Retail(1)                      --                --                    141.6                --
         CWS(2)                                 (291.6)               --                   (291.6)               --
         InterPark(1)                               --                --                    294.9                --
         Regency(1)                                 --                --                    602.7                --
         Storage USA(1)                             --                --                    265.4                --
         SC-US Real Estate Shares                   --              (9.0)                      --             (16.3)
         SC-U.S. Realty                             --                --                   (908.8)               --


                                                 Three Months Ended                          Nine Months Ended
                                                    September 30,                              September 30,
                                            ----------------------------                ----------------------------
                                               2001               2000                     2001             2000
                                            ----------        ----------                ---------       ------------

         Net real estate investment
           (proceeds):
             Belmont                        $     17.6        $     19.0                $    50.3       $      38.2
             City Center Retail                    0.7                --                    (12.7)              --
             CWS Communities                       1.5                --                     (3.1)              --
             Homestead                             4.8               3.0                     11.7               7.0
             InterPark                             7.2                --                     80.9                --
             Homestead proceeds from
                sale of properties and land         --              (2.5)                  (80.3)             (22.1)

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

     On November 5, 2001, Security Capital proposed a transaction to acquire the entire public interest in Storage USA, Inc. (NYSE:SUS) that it does not currently own. The proposal states that the shareholders of Storage USA other than Security Capital would receive $42 in cash for each common share of Storage USA. If the transaction occurs, Security Capital will finance the $1.051 billion transaction cost with cash on hand, its existing line of credit and an unsecured bridge loan. Storage USA, Inc.'s existing $600 million rated senior unsecured notes and $65 million of unrated preferred operating partnership units will remain outstanding.

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

         12.1    Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15 Letter from Arthur Andersen LLP, dated February 15, 2002, regarding unaudited financial information


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


                                         SECURITY CAPITAL GROUP INCORPORATED




                                                  /s/ Paul E. Szurek
                                         -----------------------------------
                                         Paul E. Szurek, Chief Financial Officer
                                         (Principal Financial Officer)





                                                 /s/ James C. Swaim
                                         -------------------------------------
                                         James C. Swaim, Sr. Vice President
                                         (Principal Accounting Officer)






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

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto hereby agree as follows:

         Section 1.  Specific Amendments To Credit Agreement.
                     ---------------------------------------

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

         (c) The Credit Agreement is amended by adding the following as a new Section 1.5. immediately after Section 1.4. thereof:

                  SECTION 1.5.  References to Guarantors.
                                ------------------------

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

         (d) The Credit Agreement is amended by deleting Section 7.19. thereof in its entirety and substituting in its place the following:

                  SECTION 7.19.  Covenants Regarding Guarantors and Guaranty
                                    Exempt Entities.
                                 -----------------------------------------------

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

         Section 2.  Guaranty Release.
                     ----------------

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

                                       BORROWER:

                                       SECURITY CAPITAL GROUP INCORPORATED


                                       By:
                                          --------------------------------------
                                       Name:
                                           -------------------------------------
                                       Title:
                                           -------------------------------------

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


                                      By:
                                        ----------------------------------------
                                       (for each of the Guarantors listed above)
                                        Name:
                                             -----------------------------------
                                        Title:
                                             -----------------------------------




                       [Signatures Continued on Next Page]

[Signature Page to First Amendment to Second Amended and Restated Credit
     Agreement dated as of August ___, 2001 with Security Capital Group Incorporated]

                           AGENT AND LENDERS

                           WELLS FARGO BANK, NATIONAL ASSOCIATION, individually
                            and as Agent

                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                   ---------------------------------------------


                          COMMERZBANK AG New York and Grand Cayman Branches


                          By:
                             ---------------------------------------------------
                             Name:
                                  ----------------------------------------------
                             Title:
                                  ----------------------------------------------


                          By:
                              --------------------------------------------------
                             Name:
                                  ----------------------------------------------
                             Title:
                                   ---------------------------------------------


                          THE CHASE MANHATTAN BANK


                          By:
                             ---------------------------------------------------
                             Name:
                                   ---------------------------------------------
                             Title:
                                   ---------------------------------------------


                          BANK OF AMERICA, N.A.


                          By:
                             ---------------------------------------------------
                             Name:
                                   ---------------------------------------------
                             Title:
                                   ---------------------------------------------






                       [Signatures Continued on Next Page]

[Signature Page to First Amendment to Second Amended and Restated Credit
     Agreement dated as of August ___, 2001 with Security Capital Group Incorporated]

                           BANKERS TRUST COMPANY


                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                    --------------------------------------------


                          CITICORP REAL ESTATE INC.


                          By:
                             ---------------------------------------------------
                             Name:
                                   ---------------------------------------------
                             Title:
                                   ---------------------------------------------


                          CREDIT SUISSE FIRST BOSTON


                          By:
                             ---------------------------------------------------
                             Name:
                                  ----------------------------------------------
                             Title:
                                  ----------------------------------------------


                          AMSOUTH BANK


                          By:
                             ---------------------------------------------------
                            Name:
                                 -----------------------------------------------
                            Title:
                                  ----------------------------------------------


                          BANK ONE, NA


                          By:
                             ---------------------------------------------------
                             Name:
                                   ---------------------------------------------
                             Title:
                                   ---------------------------------------------


                       [Signatures Continued on Next Page]

[Signature Page to First Amendment to Second Amended and Restated Credit
     Agreement dated as of August ___, 2001 with Security Capital Group Incorporated]

                           FIRST UNION NATIONAL BANK


                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                   ---------------------------------------------


                           KBC BANK, N.V.


                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                   ---------------------------------------------

                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                   ---------------------------------------------


                           CHANG HWA COMMERCIAL BANK LTD., NEW YORK BRANCH


                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                   ---------------------------------------------


                           FIRSTAR BANK, NATIONAL ASSOCIATION


                           By:
                              --------------------------------------------------
                              Name:
                                   ---------------------------------------------
                              Title:
                                   ---------------------------------------------

                                                                    Exhibit 12.1


                       SECURITY CAPITAL GROUP INCORPORATED
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)

                                  Nine Months Ended
                                    September 30,                          Year Ended December 31,
                                ----------------------    ---------------------------------------------------------
                                   2001        2000          2000       1999        1998        1997        1996
                                ---------   ----------    ----------  ---------- ----------   ---------   ---------
Earnings (loss) from Operations $ 365,507   $ 321,275     $ 434,689   $(134,135) $ (156,351)  $  80,732   $  84,128
Less: Equity in earnings from
      equity investees          ( 138,904)   (285,872)     (369,045)    (78,899)     71,950    (170,576)   (168,473)
Add: Dividends received from
      equity investees            179,338     109,965      147,005      150,756     144,757     110,082      74,652
Other                                  --          --           --        2,612       7,124      18,003          --
                                ---------   ---------     --------    ---------    --------    ---------   --------
Net Earnings (loss) from
  Operations                      405,941     145,368      212,649      (59,666)     67,480       38,241     (9,693)
Add:
    Interest Expense               96,683      88,462      108,558      133,454      82,203      104,434    117,224
                                ---------   ---------     --------    ---------    --------    ---------   --------

Earnings as Adjusted            $ 502,624   $ 233,830     $321,207    $  73,788    $149,683    $ 142,675   $107,531
                                =========   =========     ========    =========    ========    =========   ========

Fixed Charges:
    Interest Expense            $  96,683   $  88,462     $108,558    $ 133,454    $ 82,203    $ 104,434   $117,224
    Capitalized Interest            3,885       1,983        3,192        8,209      26,703       69,883     11,448
                                ---------   ---------     --------    ---------    --------    ---------   --------

    Total Fixed Charges         $ 100,568   $  90,445     $111,750    $ 141,663    $108,906    $ 174,317   $128,672
                                =========   =========     ========    =========    ========    =========   ========

Ratio of Earnings to Fixed
  Charges                            5.0          2.6          2.9          0.5         1.4          0.8        0.8
                                =========   =========     ========   ==========    ========    =========   ========

                                                                    Exhibit 12.2


                       SECURITY CAPITAL GROUP INCORPORATED
               COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
                      CHARGES AND PREFERRED SHARE DIVIDENDS
                          (Dollar amounts in thousands)

                                   Nine Months Ended
                                      September 30 ,                               Year Ended December 31,
                               -------------------------      -------------------------------------------------------------
                                   2001         2000              2000          1999        1998        1997        1996
                               -----------    ----------      ------------  -----------   ----------  ---------   ---------
Earnings(loss)from Operations  $   365,507    $  321,275      $    434,689  $  (134,135)  $ (156,351) $  80,732   $  84,128
Less: Equity in earnings from
    equity investees             (138,904)      (285,872)         (369,045)     (78,899)      71,950   (170,576)   (168,473)
Add: Dividends received from
    equity investees              179,338        109,965           147,005      150,756      144,757    110,082      74,652
Other                                  --             --                --        2,612        7,124     18,003          --
                               ----------    -----------      ------------    ---------    ---------  ---------    --------
Net Earnings (loss) from
  Operations                      405,941        145,368           212,649      (59,666)      67,480     38,241      (9,693)
Add:
    Interest Expense               96,683         88,462           108,558      133,454       82,203    104,434     117,224
                               ----------    -----------     -------------    ---------    ---------  ---------    --------

Earnings as Adjusted           $  502,624    $   233,830     $     321,207    $  73,788    $ 149,683  $ 142,675   $ 107,531
                               ==========    ===========     =============    =========    =========  =========   =========
Combined Fixed Charges and
    Preferred Share Dividends:
    Interest Expense           $  96,683     $    88,462     $     108,558    $ 133,454    $  82,203  $ 104,434   $ 117,224
    Capitalized Interest           3,885           1,983             3,192        8,209       26,703     69,883      11,448
                               ---------     -----------     -------------    ---------    ---------  ---------   ---------

                                 100,568          90,445           111,750      141,663      108,906    174,317     128,672
    Preferred Share Dividends(1)  20,575          19,186            24,876       20,280       22,368(2)  15,416      12,352
                               ---------     -----------     -------------    ---------    ---------  ---------   ---------

Combined Fixed Charges and
    Preferred Share Dividends  $ 121,143     $   109,631     $     136,626    $ 161,943    $ 131,274  $ 189,733   $ 141,024
                               =========     ===========     =============    =========    =========  =========   =========

Ratio of Earnings to Combined
    Fixed Charges and Preferred
    Share Dividends                  4.1             2.1               2.4          0.5          1.1         0.8        0.8
                               =========     ===========     =============    =========    =========   =========  =========



(1) The preferred dividends have been increased to show a pretax basis.
(2) Excludes a one-time non-cash dividend of $19.8 million incurred in conjunction with the exchange of Series A Preferred Shares for Series B Preferred Shares.

February 15, 2002



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