Form 10-K405
period 2001-12-31
SECURITY CAPITAL GROUP INC/
filed 2002-04-01
CIK 923687

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from __________ to __________

                        Commission File Number 1-13355

                      SECURITY CAPITAL GROUP INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)
                      Maryland                 36-3692698
                   (State or Other
                     Jurisdiction                (I.R.S.
                  of Incorporation or    Employer Identification
                     Organization)                No.)
                 125 Lincoln Avenue,              87501
                Santa Fe, New Mexico           (Zip Code)
                (Address of Principal
                  Executive Offices)

       Registrant's Telephone Number, Including Area Code (505) 982-9292

          Securities registered pursuant to Section 12(b) of the Act:


                                          Name of Each Exchange
                 Title of Each Class       on Which Registered
                 -------------------       -------------------
              Class A Common Stock, par
                value $.01 per share     New York Stock Exchange
              Class B Common Stock, par
                value $.01 per share     New York Stock Exchange
              Preferred Share Purchase
                Rights                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Based on the closing price of the registrant's Class A and Class B Common Stock on March 22, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,139,008,300.

   At March 22, 2002, there were 640,088 shares of the registrant's Class A Common Stock outstanding and 109,144,503 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
================================================================================

                               TABLE OF CONTENTS

Item Description                                                                           Page
---- -----------                                                                           ----

                                            PART I
1.   Business.............................................................................   1
2.   Properties...........................................................................  10
3.   Legal Proceedings....................................................................  11
4.   Submission of Matters to a Vote of Security Holders..................................  12

                                            PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters................  13
6.   Selected Financial Data..............................................................  13
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  15
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  28
8.   Financial Statements and Supplementary Data..........................................  28
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  28

                                           PART III
10.  Directors and Executive Officers of the Registrant...................................  29
11.  Executive Compensation...............................................................  30
12.  Security Ownership of Certain Beneficial Owners and Management.......................  37
13.  Certain Relationships and Related Transactions.......................................  42

                                            PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  44

Item 1. Business

Overview

   On December 14, 2001, Security Capital Group Incorporated (Security Capital) and GE Capital Corporation (GE Capital) through its Commercial Real Estate business, announced that they have entered into a definitive agreement for GE Capital to acquire Security Capital for approximately $4 billion, or $26 in value per class B common share. The transaction, which is subject to approval of the Security Capital shareholders, requisite governmental approvals and filings and satisfaction of customary conditions, is expected to close in the second quarter of 2002. No assurance can be given that this transaction will close. For further information regarding this transaction, please refer to the "Agreement and Plan of Merger dated as of December 14, 2001" which is filed as
Exhibit 2.1 to this Annual Report on Form 10-K.

   Security Capital is an international real estate operating and investment management company. The company's strategy is to own all or a high percentage of six real estate businesses that function as private operating divisions. Security Capital currently has ownership positions in nine real estate businesses. The principal offices of Security Capital are in Brussels, Chicago, El Paso, Houston, London, Luxembourg, New York and Santa Fe.

   During 2001, Security Capital took a number of actions with respect to its interests in its portfolio of companies. These actions included the following:

  . the acquisition of the remaining interests Security Capital did not own in Security Capital U.S. Realty (SC-U.S. Realty) in January 2001;

  . the sale of Security Capital's interests in Archstone Communities Trust (predecessor to Archstone-Smith Trust) in February 2001;

  . the sale of Security Capital's interests in CWS Communities Trust (CWS Communities) in August 2001;

  . the sale of Security Capital's interests in Homestead Village Incorporated (Homestead Village) in November 2001;

  . the sale of Security Capital's interests in CarrAmerica Realty Corporation (CarrAmerica) during November and December 2001; and

  .  the entry into an agreement to acquire Storage USA, Incorporated (Storage
     USA) in December 2001.

Security Capital had the following structure at December 31, 2001:


                                                        Ownership
                                                        ---------
             Public Companies
                ProLogis...............................     28%
                Regency................................     59%
                Storage USA............................     42%
             Private Divisions
                Belmont................................     99%
                InterPark..............................     97%
                Security Capital Research & Management.    100%
                Security Capital European Realty.......     35%
                    Access Storage Solutions...........    100%(1)
                    EuroOffice.........................    100%(1)
                    Interparking.......................     85%(1)

--------
(1) Represents Security Capital European Realty's ownership of this entity, which is a subsidiary of Security Capital European Realty.

   Security Capital was formed in 1991 as a private real estate company incorporated in Maryland. Since September 1997, its shares have been publicly traded on the New York Stock Exchange (SCZ). Upon the completion of the acquisition by GE Capital, Security Capital shares will no longer be publicly traded.

   Investments in Real Estate Operating Companies

   Security Capital currently has direct and indirect investments in nine real estate operating companies focused on distribution facilities and services, neighborhood shopping centers, self-storage, parking, office, and senior assisted living communities, as well as a capital management business focused on real estate investments and securities. The combined total market capitalization of these investees was $15.2 billion as of December 31, 2001.

   Investments as of December 31, 2001 include the following:

                                                     Direct/Indirect Equity Market   Total Market
                                     Direct/Indirect      Full       Capitalization Capitalization
                                      Common Share      Ownership         (2)            (2)
             Investees                  Ownership          (1)       (in millions)  (in millions)
             ---------               --------------- --------------- -------------- --------------
BelmontCorp.........................       99.8%           97.8%         $  135         $  217
City Center Retail Trust............       99.9%           99.9%            176            176
ProLogis Trust......................       28.4%           26.5%          4,271          6,849
Regency Centers Corporation.........       59.5%           57.9%          2,067          3,464
Storage USA.........................       41.6%           38.0%          1,368          2,214
InterPark...........................       97.2%           69.3%            225            855
Security Capital European Realty (3)       34.6%           34.4%          1,275          1,281
   Access Storage Solutions (4) (5).      100.0%           96.8%            279            357
   EuroOffice (4) (6)...............      100.0%          100.0%            622          1,069
   Interparking Group (4) (7).......       85.0%           85.0%             (7)            (7)

--------
(1) Full ownership assumes contractual equity commitments by investors have been funded, convertible instruments have been converted into common shares, and options and warrants for common shares have been exercised.

(2) Equity market capitalization assumes full ownership excluding conversions or exercises of options with a strike price lower than the December 31, 2001 market value. The resulting number of common shares is multiplied by the closing price of the common shares on such date for those companies listed on an exchange or, in the case of private entities, the last private equity offering price. Total market capitalization is equity market capitalization plus debt that has not been converted.

(3) The management and Board of Directors of Security Capital European Realty (SC-European Realty) receive operating and investment advice from a subsidiary of Security Capital.

(4) This company is an investee of SC-European Realty through a subsidiary and is not directly owned by Security Capital. The ownership percentage reflected is that of SC-European Realty.

(5) SC-European Realty's storage interests are operated under two groups, Access Self-Storage Holdings S.A. (Access Self-Storage) in Europe and Millers Storage Holdings S.A. (Millers Storage) in Australia, which combined form Access Storage Solutions. SC-European Realty's common share ownership of each of Access Self-Storage and Millers Storage is 100%.

(6) EuroOffice comprises Akeler Holdings S.A. (Akeler) and certain assets of Bernheim-Comofi S.A. (Bernheim-Comofi). SC-European Realty's common share ownership of each of Akeler and Bernheim-Comofi is 100%.

(7) Interparking Group is owned 85% by Bernheim-Comofi. Interparking Group's equity and total market capitalization are included in the market capitalization of EuroOffice.

   BelmontCorp (Belmont). Belmont is a private company focused on becoming an industry leader as a developer, owner and operator of senior assisted living residential communities in the United States. Belmont differentiates itself from competitors through its purpose-built facility design and proprietary operating system. Belmont is creating its communities in infill locations in prime suburban areas of large metropolitan markets that have excellent senior demographics and high barriers to entry. As of December 31, 2001, Belmont had 6 properties in operation, 5 properties under development and 4 properties in planning.

   City Center Retail Trust (City Center Retail). City Center Retail was created to provide high quality customer service on a national basis to top U.S. and international retailers. City Center Retail's portfolio consists of 3 properties. Management of City Center Retail is evaluating strategic alternatives that could include the sale of a portion or all of its assets. Security Capital does not plan any further investment in this entity.

   ProLogis Trust (ProLogis) (NYSE: PLD). ProLogis is a leading global provider of integrated distribution facilities and services, with 1,587 distribution facilities owned, managed or under development throughout North America, Europe and Japan. With a current total market capitalization of approximately $6.8 billion, ProLogis has built a global network of distribution facilities with its primary objective to increase shareholder value. ProLogis plans to achieve this objective through its ProLogis Operating System(TM), and its commitment to be "The Global Distribution Solution" by providing exceptional corporate distribution services and facilities to meet customer expansion and reconfiguration needs globally. As of December 31, 2001, ProLogis owned, managed or had under development a total of 190.3 million square feet of distribution facilities in 99 global markets.

   Regency Centers Corporation (Regency) (NYSE: REG). Regency is a leading national owner, operator and developer focused on grocery-anchored, neighborhood retail centers. Regency's significant customer driven development program provides for Regency's grocery and specialty retail customers' growth needs, creates modern shopping centers, resulting in new 20 year leases from the grocery anchors and generating attractive returns on invested capital. As of December 31, 2001, Regency owned 272 retail properties, excluding build-to-suit properties, totaling 29.1 million square feet.

   Storage USA (NYSE: SUS). Storage USA engages in the management, acquisition, development, construction and franchising of self-storage facilities. At December 31, 2001, Storage USA owned, managed and franchised 558 facilities with a total of 37.9 million square feet in 33 states and the District of Columbia.

   As discussed below, in December 2001 Security Capital and Storage USA entered into an agreement for Security Capital to acquire Storage USA.

   InterPark Incorporated (InterPark). InterPark is a private company and leading manager and owner of parking facilities in cities throughout the United States. InterPark owns 52 facilities with 34,000 spaces, leases (directly and through a joint venture) 151 facilities with 40,000 spaces, and manages for third parties 173 facilities with 55,000 spaces. InterPark currently operates in major markets nationally, including Atlanta, Chicago, Denver, New York, Tampa and Washington, D.C.

   SC-European Realty. SC-European Realty is a Luxembourg-based real estate company that owns investments predominantly in Europe in start-up or existing real estate operating companies. Each strategic investment of SC-European Realty has an objective to become a leader in its respective product niche. SC-European Realty, with $1.4 billion of committed equity capital, has three strategic businesses: Access Storage Solutions, EuroOffice, and Interparking, which are engaged in owning and/or operating self-storage facilities, offices, and public car-park facilities, respectively.

   Each business plans to be pan-European and has significant opportunities for branding, market expansion, and increased service revenues.

  SC-European Realty's Strategic Ownership Positions:

   Access Storage Solutions (Access). Access Self-Storage, a private company, is the largest developer and owner of self-storage facilities located in Europe (in terms of number of facilities) with 58 facilities in two countries. In addition, SC-European Realty owns Millers Storage, one of the leading self-storage companies in Australia with 19 facilities. As of December 31, 2001, Access Self-Storage and Millers Storage owned 77 operating properties, with approximately 3.8 million square feet of space and had another ten properties under development.

   EuroOffice. SC-European Realty's suburban office interests are undertaken through two private companies, Akeler and Bernheim-Comofi. Together, Akeler and Bernheim-Comofi form EuroOffice which has a customer-driven development strategy for multinational companies. Akeler owns, operates and develops suburban office buildings and office parks primarily in the U.K., while Bernheim-Comofi owns, operates and develops suburban office and office parks primarily in Belgium. Located in six key European markets, at December 31, 2001, the two companies had a total of 13 operating properties with approximately 1.2 million square feet of space and another 7 properties under development.

   Interparking Group (Interparking). Interparking S.A., a private company, is the leading continental European owner-operator of off-street public parking facilities (in terms of number of off-street sites and spaces). As of December 31, 2001, Interparking owned or has the option to purchase 41 facilities with 24,000 spaces, operated under long-term leases and concessions 76 facilities with 41,000 spaces, and managed under short-term agreements 146 facilities with 68,000 spaces in 82 cities across seven countries. In December 2001, SC-European Realty increased its ownership position in Interparking from 73.6% to 85% in a private transaction.

   Security Capital Research & Management (SC-Research & Management). SC-Research & Management is a registered investment adviser that manages capital invested in publicly traded and privately owned real estate securities. Based in Chicago, SC-Research & Management has been investing in real estate securities since 1995, primarily through:

  .  Institutional separate account management and sub-advisory arrangements

  .  Mutual funds and privately managed accounts

  . Security Capital Preferred Growth Incorporated, a private real estate investment trust

   As of December 31, 2001, SC-Research & Management had total assets under management of $3.1 billion, compared to $2.1 billion as of December 31, 2000. SC-Research & Management utilizes a rigorous investment process that integrates important research perspectives on real estate markets, company cash flow potential and equity market pricing trends with disciplined investment execution capabilities in the open market and in the structuring, negotiation and closing of private placement securities.

   SC-Research & Management advises Security Capital Real Estate Mutual Funds Incorporated, an open-end investment management company with two mutual funds, Security Capital U.S. Real Estate Shares (SUSIX) and Security Capital European Real Estate Shares (SEUIX). As of December 31, 2001, on a trailing 3 and 5-year basis, SUSIX was ranked in the top 5% of real estate mutual funds by an independent mutual fund information provider. Additionally, in November 2001, SC-Research & Management launched a new fund offering with Nuveen Investments, the Nuveen Real Estate Income Fund (Amex: JRS). JRS is a closed-end, exchange-traded fund that SC-Research & Management subadvises. SC-Research & Management also advises Security Capital Preferred Growth Incorporated (SC-Preferred Growth), a private real estate investment trust investing in convertible preferred securities of public and private real estate companies.

Significant Developments During 2001

   During 2001, Security Capital engaged in the following significant transactions as it focused its capital pursuant to the strategy described above:

  SC-U.S. Realty Acquisition

   Prior to January 16, 2001, Security Capital owned 40.6% of the outstanding common stock of SC-U.S. Realty. On January 16, 2001, Security Capital acquired the assets of SC-U.S. Realty in exchange for 45.4 million Security Capital Class B Shares and $112 million of cash to SC-U.S. Realty shareholders (other than Security Capital) who elected cash. In addition, Security Capital funded $434 million to repay indebtedness of SC-U.S. Realty existing on the date of acquisition. The transaction provided important benefits, which included the elimination of a complex structural relationship and removal of a tier of discount and unrealized value. As a result of the purchase, all investees directly owned by SC-U.S. Realty became directly owned by Security Capital and dividends previously paid to SC-U.S. Realty from its investees are paid to Security Capital.

  Archstone Sale

   On February 28, 2001, Security Capital sold substantially all of its remaining shares of Archstone stock, generating $643 million of net proceeds in cash. The proceeds were used to pay off debt incurred in the SC-U.S. Realty acquisition, with the balance used for share repurchases or retained in cash equivalents pending future investment.

  CWS Communities Sale

   On August 3, 2001, Security Capital sold its entire 94.1% ownership in CWS Communities for net proceeds, after taxes and transaction costs, of $270.0 million in cash. The proceeds were retained in cash equivalents pending future investments.

  CarrAmerica Sales

   On November 16, 2001, Security Capital sold 9.2 million of its shares of CarrAmerica to CarrAmerica. On December 19, 2001, Security Capital sold its remaining 19.4 million shares of CarrAmerica in a secondary public offering. The transactions generated $760.3 million of net proceeds in cash. The proceeds were retained in cash equivalents pending future investments.

  Homestead Village Sale

   On November 20, 2001, Security Capital sold its entire 99.9% ownership in Homestead Village for a total value of $740 million. The consideration received in the transaction included $480 million in cash, a $115 million promissory note due November 2006 issued by the purchaser to Security Capital, and the purchaser's assumption of $145 million in liabilities. The promissory note carries an initial coupon of 12% that increases by 100 basis points annually; interest can be accrued to the extent Homestead Village's cash flow is insufficient for a particular period. This note represents a mezzanine loan to the purchaser that is subordinate to $400 million of first mortgage financing on the Homestead Village properties. Security Capital has been informed by the purchaser of Homestead that it plans to prepay this note in the near future, but no assurance can be given that a prepayment will occur. Net cash proceeds from the sale, excluding future proceeds from the promissory note and after transaction costs, were approximately $462 million.

  Agreement to Acquire Storage USA

   On December 5, 2001, Security Capital and Storage USA entered into a purchase and sale agreement which provides for the sale of all of the assets of Storage USA, including its interests in SUSA Partnership, L.P., its operating partnership, to Security Capital, and the merger of Storage USA, Inc. with and into SUSA Partnership, L.P. The Purchase and Sale Agreement was amended by a letter agreement, dated as of January 17, 2002, to reflect the increase in the consideration payable to Storage USA shareholders and the limited partners of the operating partnership from $42.00 to $42.50 per share or unit as a result of the settlement of shareholder class action litigation commenced in connection with the transaction. The transaction is subject to approval by the holders of a majority of Storage USA's common shares outstanding and other customary conditions to closing. No assurance can be given that this transaction will close.

  Share Repurchase Program

   In April 2001, Security Capital completed a modified Dutch auction self-tender offer in which approximately 9.3 million Class B Shares were purchased at a purchase price of $20.50 per share, or a total of $191 million. Since the share repurchase program began in August 1999, Security Capital has repurchased $541 million or 31.9 million Class B common stock equivalents, representing approximately 26% of shares outstanding. In addition, from October 1999 to April 2000, Security Capital has repurchased $80.5 million principal amount of 6.5% Convertible Subordinated Debentures due 2016, which were convertible into 3.5 million Class B Shares, at a gain of $20.2 million.

Agreements with Operating Companies

   Security Capital has the following agreements with its affiliates.

  Investor Agreements

   Security Capital has entered into investor agreements with several of its investees, including ProLogis, Regency and Storage USA. The investor agreements provide Security Capital with rights regarding board representation and major transactions. The scope of Security Capital's rights depends on its percentage ownership of the common stock of the investee. Generally, if Security Capital owns at least 10% of the outstanding common stock of the investee, Security Capital has the right to approve any increase in the size of the board of directors or trustees and to nominate a proportionate number of directors or trustees of the investee. However, for investees with publicly traded securities, the number of trustees or directors Security Capital may nominate is limited to less than a majority of the board. The investor agreements also provide Security Capital with the right of prior approval or consultation on major matters and actions, including the issuance of securities and the incurrence of indebtedness, and provide Security Capital with registration rights regarding the common stock of such investee held by Security Capital. The investor agreements with Regency and Storage USA limit Security Capital's ownership in each investee to specified ownership percentages and include standstill provisions which limit the ability of Security Capital to take or propose certain extraordinary activities involving the investee without the consent of the board of directors of the investee. The investor agreement also constrains Security Capital's ability to dispose of its investment in each investee to ensure that no transfer will exceed certain ownership limits.

  Administrative Services Agreements

   SCGroup Incorporated (SCGroup), a wholly-owned subsidiary of Security Capital, provides a variety of administrative services, including cash management, human resources, information systems, payroll, accounts payable processing, risk management and tax administration to subsidiaries and some other affiliates of Security Capital under administrative services agreements. In 2001, SCGroup received $13.3 million in fees for such services. The administrative services agreements generally have effective terms of one year. No assurances can be given that all or any of these administrative services agreements will continue to be renewed. There is a trend to return certain administrative activities to unconsolidated customers as new technological infrastructures are completed (ProLogis having internalized most shared services). Security Capital expects its fees under these agreements to diminish.

  Advisory Agreements

   A wholly-owned subsidiary provides SC-European Realty with advice with respect to strategy, investments, financing, administrative and other matters. Fees for such services are based upon the value of SC-European Realty's investments. During 2001, such fees totaled $14.8 million. The advisory agreement has a five-year term ending November 2002, which renews automatically for an additional two-year term unless the agreement is terminated by SC-European Realty.

Employees

   As of February 28, 2002, Security Capital employed 212 persons at the corporate level, and its affiliated operating companies employed 12,855 persons. Except for certain employees of InterPark, none of Security Capital's employees are covered by collective bargaining agreements. InterPark has approximately 930 employees (315 through a joint venture) covered by collective bargaining agreements. Security Capital believes its relations with its employees are good.

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

   The mutual fund industry is highly competitive. SC-European Real Estate Shares and SC-US Real Estate Shares are in direct competition with other real estate mutual funds sold directly by investment management firms and broker-dealers, as well as other investment alternatives offered by banks and other financial institutions. There are over 60 mutual funds which focus on publicly traded real estate company securities. Many of these mutual funds have longer histories and may have greater access to capital through more established distribution channels. Competition in the sale of mutual funds is affected by a number of factors including industry/sector returns, performance, ratings by independent mutual fund information providers, advertising and sales promotion efforts, the level of fees and distribution channels available.

Trademarks and Service Marks

   Security Capital uses a number of trademarks, including ''Security Capital'' and variants thereof. All trademarks, service marks and copyright registrations associated with the business of Security Capital are registered in the name of Security Capital and, if not maintained, expire over various periods of time beginning in 2005. Security Capital intends to defend vigorously against infringement of its trademarks, service marks and copyrights.

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

   SC-Research & Management is registered as an investment advisor with the SEC and its advisory activities are subject to extensive federal regulation.

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

   As part of their due diligence procedures, the operating companies in which Security Capital has an investment generally conduct Phase I environmental assessments on each of their properties prior to their acquisition; however, no assurance can be given that those assessments have revealed all potential environmental liabilities. Security Capital is not aware of any environmental condition on any of the properties of the companies in which it has an investment which is likely to have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future.

Senior Executive Officers of Security Capital

   The following are senior executive officers of Security Capital:

   C. Ronald Blankenship--52--Director, Vice Chairman and Chief Operating Officer since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital since 1991. Prior to June 1997, he was the Chairman of Archstone. Between May 1999 and November 2001, he was Interim Chairman, Chief Executive Officer and a Director of Homestead Village. Mr. Blankenship is a Trustee of ProLogis and Director of Belmont, InterPark, Macquarie Capital Partners LLC, Regency and Storage USA.

   Jeffrey A. Klopf--53--Senior Vice President and Secretary of Security Capital since January 1996. Mr. Klopf provides legal services to Security Capital and some of its directly-owned operating companies.

   Anthony R. Manno, Jr.--49--Managing Director of SC-Research & Management since January 1995, where he is responsible for investment strategy and execution. Mr. Manno was a member of Security Capital's Investment Committee from March 1994 to June 1996. Mr. Manno has been President of SC-Preferred Growth since January 2000, and Chairman and President of Security Capital Real Estate Mutual Funds since January 1997.

   Caroline S. McBride--48--Managing Director of the Capital Division since March 1997, where she provides operating oversight for companies in which Security Capital has direct ownership positions. From June 1996 to July 1997, Ms. McBride was Managing Director of SC-Research & Management. Ms. McBride is a Director of Storage USA, InterPark and Belmont.

   A. Richard Moore--56--Managing Director of SC-European Realty since June 2000 and Managing Director of the Capital Division since May 1998. Mr. Moore was Interim Chief Financial Officer for Homestead Village from May 1999 to July 2000. From March 1990 to May 1998, Mr. Moore was a Vice President with Goldman, Sachs & Co., where his most recent position was in the Equity Research Department. Mr. Moore is Director of SC-European Realty, Access, Akeler and Bernheim-Comofi.

   Constance B. Moore--46--Managing Director of the Capital Division since January 1999, where she provides operating oversight for companies in which Security Capital has direct ownership positions. From July 1998 to December 1998, Ms. Moore was Co-Chairman and Chief Operating Officer of Archstone, and a Trustee of Archstone from July 1998 to July 2000. From January 1996 to July 1998, Ms. Moore was Co-Chairman, Chief Operating Officer and Director of Security Capital Atlantic Incorporated (which merged into Archstone). Ms. Moore is a Trustee of City Center Retail and Urban Growth Property Trust and a Director of Belmont, InterPark, Interparking S.A. and Macquarie Capital Partners LLC.

   David T. Novick--37--Senior Vice President of Security Capital since March 2001, and Vice President of Security Capital from May 1998 to March 2001. He provides legal services to SC-Research & Management and its advised entities. From September 1989 to May 1998, Mr. Novick was an attorney, and most recently a partner, with the law firm of Katten Muchin & Zavis.

   Russell C. Platt--41--Managing Director of SC-Research & Management since March 2001, where he is responsible for new product development, global expansion and client capital. Prior thereto, from April 2000 to March 2001, Mr. Platt was Managing Director of Forum Partners (a property finance firm); from January 1999 to April 2000, he was President of JER International (an investment management firm). Mr. Platt was a Managing Director with Morgan Stanley from August 1982 to July 1999 in its global real estate business of Morgan Stanley Asset Management and served as a director of the Morgan Stanley Real Estate Funds.

   William D. Sanders--60--Founder, Chairman and Chief Executive Officer of Security Capital. Mr. Sanders currently serves as a Director of SC-European Realty, Storage USA and Macquarie Capital Partners LLC, and an Advisory Director of Regency. He is Chairman of the National Association of Real Estate Investment Trusts.

   Kenneth D. Statz--43--Managing Director of SC-Research & Management since December 1997, where he is responsible for the development and implementation of portfolio investment strategy. From July 1996 to December 1997, Mr. Statz was Senior Vice President of SC-Research & Management.

   James C. Swaim--49--Managing Director of SCGroup since December 2000 and Senior Vice President of Security Capital since December 1998. From December 1997 to December 1998, Mr. Swaim was Vice President of Security Capital. Mr. Swaim is the principal accounting officer for Security Capital. From July 1996 to December 1997, he was a private business and financial consultant.

   Paul E. Szurek--41--Managing Director of SCGroup and Chief Financial Officer of Security Capital since July 1997. From January 1996 through June 1997, Mr. Szurek was Managing Director of SC-U.S. Realty and EU Management, where he was responsible for operations, corporate finance and mergers and acquisitions.

   Thomas G. Wattles--50--Managing Director of Security Capital since 1991. Mr. Wattles was Non-Executive Chairman of ProLogis from March 1997 to May 1998, Co-Chairman and Chief Investment Officer of ProLogis from November 1993 to March 1997, and Director of ProLogis' predecessor since its formation in 1991. Mr. Wattles is a Trustee of Urban Growth Property Trust and ProLogis, and a Director of Access, Akeler, Bernheim-Comofi, InterPark, Millers Storage, Regency, and SC-European Realty.

Item 2. Properties

   Security Capital's principal office is in Santa Fe, New Mexico, and its directly owned affiliates have domestic offices in Chicago, El Paso, Houston and New York and international offices in Brussels, London and Luxembourg. The companies in which Security Capital has investments have offices throughout the United States and in Europe. While Security Capital itself does not own investment real estate, the companies in which Security Capital has investments own an extensive number of properties. None of the individual properties owned by any of the Security Capital affiliates constitutes more than ten percent of the total consolidated assets of Security Capital or provides more than ten percent of the gross consolidated revenue of Security Capital. These properties are summarized below as of December 31, 2001.

                                                                         Approximate Square Footage
     Company                Location                   Type                  or Number of Units
     -------                --------                   ----              --------------------------
Belmont            South, Midwest and West    Senior assisted living Operating         6 properties
                   U.S.A.                     communities                            860 units
                                                                                       5 properties
                                                                     Development     701 units
                                                                     In planning       4 properties
                                                                                     536 units
City Center Retail Chicago, San Francisco and Retail facilities      Operating         2 properties
                   Washington, D.C.                                              923,758 sq.ft.
                                                                     Development       1 property
                                                                                  58,759 sq.ft.
InterPark          Atlanta, Chicago, Denver,  Parking facilities     Operating        52 properties
                   New York, Tampa and                                            33,510 spaces
                   Washington, D.C.
ProLogis           Throughout Europe, North   Distribution           Operating     1,558 properties
                   America and Japan          facilities                           182.4 million sq.ft.
                                                                                      29 properties
                                                                     Development     7.8 million sq.ft.
Regency            Throughout U.S.A           Grocery-anchored       Operating       231 properties
                                              retail centers                        25.2 million sq.ft.
                                                                     Development      41 properties
                                                                                     3.9 million sq.ft.

                                                             Approximate Square Footage
  Company          Location                Type                  or Number of Units
  -------          --------                ----              --------------------------
Storage USA  Throughout U.S.A.    Self-storage facilities Operating      411 properties
                                                                        28.1 million sq.ft.
                                                          Development      3 properties
                                                                         0.3 million sq.ft.
                                                          In planning      7 property
                                                                         0.6 million sq.ft.
Access       Australia and Europe Self-storage facilities Operating       77 properties
                                                                         3.8 million sq.ft.
                                                          Development     10 properties
                                                                         0.8 million sq.ft.
                                                          In planning      2 properties
                                                                         0.1 million sq.ft.
EuroOffice   Europe               Offices                 Operating       13 properties
                                                                         1.2 million sq.ft.
                                                          Development      7 properties
                                                                         0.6 million sq.ft.
                                                          In planning     21 properties
                                                                         9.0 million sq.ft.
Interparking Europe               Parking facilities      Operating       41 properties
                                                                      23,530 spaces

   In addition to the above properties owned by Security Capital's investees, Security Capital and its 100% owned subsidiaries lease properties in Chicago, El Paso, London, Luxembourg, New York and Santa Fe. Security Capital leases its El Paso property from ProLogis under a lease, which expires July 31, 2005, and has annual lease payments of approximately $570,000.

Item 3. Legal Proceedings

   Security Capital and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of their business, none of which are expected to have a material adverse impact on Security Capital.

   On January 17, 2002, Security Capital and Storage USA reached an agreement in principle to settle the seven putative class action lawsuits filed on or about November 6 and 8, 2001, by alleged shareholders of Storage USA against each of Storage USA's directors and Security Capital in connection with the announced acquisition of Storage USA by Security Capital. As a condition to the settlement, Security Capital has agreed to increase the amount per share that the shareholders of Storage USA would receive in the transaction from $42.00 to $42.50. Holders of units of limited partnership in Storage USA's operating partnership, SUSA Partnership, L.P. would also be entitled to receive the increased consideration in the transaction with respect to each unit held by them, if they do not elect to continue as limited partners of the operating partnership. The settlement is subject to a number of conditions, including court approval and consummation of the acquisition by Security Capital. However, regardless of whether court approval of the settlement shall have been obtained prior to the consummation of the acquisition, the increased price to be paid by Security Capital will apply if the acquisition is consummated. Other than the increase in the per-share consideration to be received by Storage USA shareholders and the operating partnership's limited partners in the transaction with Security Capital, the other terms of the agreement governing the transaction remain unchanged.

   On March 12, 2002, a group of limited partners of Storage USA's operating partnership, SUSA Partnership, L.P., filed suit against Storage USA, SUSA Partnership, L.P. and Security Capital. The plaintiffs purport to bring the action individually on their own behalf and as a class action on behalf of all limited partners of SUSA Partnership, L.P. and on behalf of a subclass of those limited partners who are parties to tax deferral agreements with SUSA Partnership, L.P. The complaint purports to state causes of action against some or all of the defendants for breach of fiduciary duty, violation of the Tennessee Revised Uniform Limited Partnership Act, breach of the existing partnership agreement and breach of the tax deferral agreements, and against Security Capital for interference with contractual relations and interference with economic advantages. The relief sought in the complaint includes, among other things, preliminarily and permanently enjoining the acquisition of Storage USA by Security Capital or, in the event that the acquisition is completed, rescinding and setting aside the acquisition.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   On December 14, 2001, GE Capital, through its Commercial Real Estate business announced the agreement to acquire Security Capital. Upon the completion of the acquisition by GE Capital, shares of Security Capital will no longer be listed on the NYSE. Through the filing date of this report, Security Capital's Class A Shares were listed on the NYSE under the symbol ''SCZ.A'' and the Class B Shares were listed on the NYSE under the symbol ''SCZ''. The table below indicates the range of the high and low sales prices of the daily trading prices of Class A Shares and the Class B Shares for the periods listed.

                                       Class A    Class A     Class B    Class B
                                     Common High Common Low Common High Common Low
                                     ----------- ---------- ----------- ----------
2000:
   First Quarter....................   $  695      $  600     $14.69      $12.00
   Second Quarter...................   $  850      $  680     $17.00      $13.75
   Third Quarter....................   $  966      $  825     $19.63      $16.63
   Fourth Quarter...................   $  990      $  940     $20.06      $18.81
2001:
   First Quarter....................   $1,069      $  936     $21.98      $18.94
   Second Quarter...................   $1,080      $  998     $21.73      $19.77
   Third Quarter....................   $1,075      $  825     $21.80      $16.80
   Fourth Quarter...................   $1,275      $  900     $25.45      $17.95
2002:
   First Quarter (through March 22).   $1,282      $1,266     $25.65      $25.34

   At March 22, 2002, there were approximately 565 holders of record of the Class A Shares and 237 holders of record of the Class B Shares.

   Holders of Class A Shares are entitled to receive ratably such dividends as may be authorized by the Board of Directors of Security Capital (the Board) out of funds legally available therefore. Class B Share dividends will be paid in the same form and at the same time as Class A Share dividends, except that, in the event of a stock split or stock dividend, holders of Class A Shares will receive Class A Shares and holders of Class B Shares will receive Class B Shares, unless otherwise specifically designated by resolution of the Board.

   Security Capital has not paid any dividends on its Class A Shares or Class B Shares during 1999, 2000 or 2001. Any payment of dividends will depend upon the results of operations, capital requirements and financial condition of Security Capital, loan covenants and such other factors as the Board deems relevant, and none are expected to be paid in the foreseeable future. The Board intends to follow a policy of retaining earnings to finance Security Capital's growth and for general corporate purposes and, therefore, Security Capital has no present intention to pay any dividends or make any distributions on Class A Shares or Class B Shares.

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

Item 6. Selected Financial Data

   The following table sets forth selected financial information of Security Capital for 2001, 2000, 1999, 1998, and 1997 (in thousands, except per share data). The Company's consolidated financial information included below has been derived from the Company's consolidated financial statements. Arthur Andersen LLP's report on the consolidated financial statements for the years ended December 31, 2001 and 2000 is included in this report on page 45. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations,'' and with the consolidated financial statements and notes thereto included in this report.

                                                                  Year Ended December 31,
                                                      ------------------------------------------------
                                                      2001(1)    2000     1999       1998       1997
                                                      -------- -------- ---------  ---------  --------
Operating Data:
Equity in earnings (loss) of investees............... $140,835 $369,045 $  85,440  $ (60,860) $171,873
Property revenues....................................  401,544  274,980   226,730    144,374    58,397
Realized gains (losses) (2)..........................  122,522  154,893   (53,856)   (12,582)    8,024
Total revenues.......................................  684,137  801,684   266,655     71,627   261,763
Property expenses....................................  192,442  117,965   101,795     63,339    25,089
General, administrative and other expenses, net of
  reimbursements from related parties................   60,248   25,010    55,330     45,017    36,189
Provision for loss (3)...............................       --   69,481    65,296         --        --
Interest expense:
   Security Capital..................................   77,698   78,161    82,331     59,220   102,380
   Majority-owned subsidiaries (4)...................   44,846   30,397    51,123     22,983     2,054
                                                      -------- -------- ---------  ---------  --------
    Total interest expense...........................  122,544  108,558   133,454     82,203   104,434
                                                      -------- -------- ---------  ---------  --------
Net earnings (loss) attributable to Common Shares (5) $183,530 $317,269 $(116,996) $(157,104) $106,154
                                                      ======== ======== =========  =========  ========

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                          2001     2000     1999      1998     1997
                                                        -------- -------- --------  --------  -------
Per Share Data:
Series A Preferred Share cash dividends (6)............ $     --       -- $     --  $  27.50  $ 75.00
Series B Preferred Share cash dividends (6)............ $  70.00 $  70.00 $  70.00  $  44.33  $    --
Net earnings (loss) per Class B Equivalent Share: (7)
   Basic............................................... $   1.32 $   2.95 $  (0.98) $  (1.29) $  1.39
   Diluted............................................. $   1.28 $   2.74 $  (0.98) $  (1.29) $  1.28
Weighted average Class B Equivalent Shares outstanding:
   Basic...............................................  139,432  107,514  119,255   121,325   76,577
   Diluted.............................................  151,371  126,232  119,255   121,325   93,054

                                                            Year Ended December 31,
                                             ------------------------------------------------------
                                              2001(1)      2000       1999       1998       1997
                                             ---------- ---------- ---------- ---------- ----------
Balance Sheet Data:
Investments, at equity...................... $1,676,317 $2,476,389 $2,659,398 $3,071,772 $2,658,748
Real estate, net of accumulated depreciation  1,081,643    999,278  1,073,474  1,164,869    716,882
Total assets................................  4,758,522  3,637,213  3,957,151  4,510,357  3,614,239
Long-term debt:
   Security Capital (8).....................    896,074    929,494    978,557    937,010    323,024
   Majority-owned subsidiaries (4)..........    558,218    182,685    378,210    343,362    301,606
   Minority interests (9)...................     10,895         63     94,723    132,718    107,135
    Total shareholders' equity.............. $3,160,941 $2,292,989 $2,180,787 $2,422,979 $2,548,873

--------
(1) In January 2001, Security Capital acquired the net assets of SC-U.S. Realty for 45.4 million Class B Shares and $565 million in cash, resulting in increased revenues, expenses and real estate assets.
(2) The realized gains in 2000 and 2001 were primarily the result of the sale of substantially all of Security Capital's shares of Archstone, partially offset by the realized loss from the sale of Homestead Village in November 2001.
(3) Represents loss provisions recorded at Homestead Village in 2000, and in 1999 relates to the sale of Strategic Hotel Capital in which Security Capital disposed of its 33% ownership.
(4) Security Capital does not guarantee the debt of any of its consolidated or unconsolidated operating companies.
(5) 2001 net earnings includes a $2.4 million adjustment to equity in earnings of SC-European Realty recorded subsequent to the issuance of Security Capital's 2001 year-end earnings report on February 14, 2002.

(6) 257,642 Series B Preferred Shares were issued on May 12, 1998, in exchange for 139,000 Series A Preferred Shares then outstanding and 3,293,288 Class B Shares.
(7) Includes the conversion of Class A Shares into Class B Shares at a ratio of 1:50.
(8) During 1998, Security Capital issued $614 million of long-term debt.
(9) Prior to 2000, the minority interests primarily relate to Homestead Village, which was 87% owned by Security Capital until June 2000, after which it was 99.9% owned. In November 2001, Security Capital sold all of its interest in Homestead Village.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, management's beliefs, and assumptions made by management. Words such as ''expects,'' ''anticipates,'' ''intends,'' ''plans,'' ''believes,'' ''seeks,'' ''estimates,'' and variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Security Capital undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies

   Security Capital believes that its most significant accounting policies deal with:

    . Use of consolidation or equity method accounting for its investees--Generally, investees in which Security Capital owns more than 50% of the common stock are consolidated. In one instance, Security Capital owns more than 50% of the common stock of an investee, but the investee is not consolidated because Security Capital has voting authority over less than 50%. This has no impact on Security Capital's net income, but if the investee were consolidated, real estate assets, debt outstanding, revenues and expenses would be larger and the equity investment and equity in earnings would be smaller.

    . Depreciation methods and lives--Security Capital's investees generally depreciate their real estate over lives ranging from 20 to 40 years, using the straight-line method. While the Company believes these are appropriate lives and method, use of different lives and methods could result in different impacts on net income. Additionally, the value of real estate is typically based on market conditions and property performance, so depreciated book value of real estate may not reflect the market value of real estate assets. It has been management's experience that operating real estate assets typically can be sold for more than depreciated book value.

    . Revenue recognition--As described in Note 1 to the consolidated financial statements, Security Capital's consolidated investees generally recognize revenue as rents are received. Since most of the leases are less than one year in duration, the company believes this is the appropriate policy to use. Some of Security Capital's unconsolidated investees have longer term leases. As required by GAAP, revenue under these leases is recognized on a straight-line basis over the lease term. Additional rents based on sales volume are recognized when reported sales volume exceeds the sales volume level stated in the lease agreement. In addition, Security Capital recognizes interest income on notes receivable based on the terms of the instrument. No reserves of principal or accrued interest are made unless circumstances indicate a reserve is necessary.

    . Impairment of long-lived assets--Security Capital and its investees periodically review their long-lived assets, primarily real estate and investments in unconsolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized if necessary.

Overview

   The results of operations are discussed below, followed by a discussion of Security Capital's Liquidity and Capital Resources. These sections should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

   Because of the 2001 sales of Archstone, CWS Communities, CarrAmerica and Homestead Village and the temporary deployment of the proceeds into debt reduction and cash equivalents, 2002 earnings and cash flow will not include any income or dividends from these entities. Only interest income on the proceeds will be reflected in the 2002 results until the cash equivalents are invested in the purchase of Storage USA or other investments. Therefore, earnings and cash flow are expected to be lower than 2001 until the proceeds are fully deployed.

Results of Operations

   Results for 2001 were significantly impacted by changes in the equity in earnings from investees and the levels of investment in investees. These changes were due to the sales of investees (resulting in decreased equity in earnings), the temporary investment of sales proceeds in low yielding cash equivalents pending future investments, and write-offs of non-core investments at the investee level. A substantial portion of Security Capital's earnings are generated by transactional activities in several of its investees. The timing and frequency of these vary, which may lead to fluctuations in consolidated results from year to year.

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

   Presented below is Security Capital's equity in earnings (loss) for the years ended December 31, 2001, 2000 and 1999 (dollar amounts in millions) and Security Capital's percentage common share ownership interest in unconsolidated investees as of December 31, 2001, 2000 and 1999. Explanations of earnings changes at the investee level which materially impacted Security Capital's equity in earnings follow the table.

                          Equity in Earnings (Loss)
                          ------------------------     % Ownership
                           Year Ended December 31,  as of December 31,
                          ------------------------  ------------------
                           2001      2000    1999    2001  2000  1999
                          ------    ------  ------  -----  ----- -----
           Archstone..... $  7.3    $ 81.9  $ 79.7     --  25.8% 39.2%
           CarrAmerica...   20.0        --      --     --     --    --
           ProLogis......   26.3      48.0    41.1  28.4%  30.2% 30.8%
           Regency.......   62.9        --      --  59.5%     --    --
           SC-U.S. Realty  (16.5)    206.5   (46.8)    --  40.6% 39.6%
           Storage USA...   28.6        --      --  41.6%     --    --
                          ------    ------  ------
                          $128.6    $336.4  $ 74.0
                          ======    ======  ======

  Archstone

   Security Capital sold its investment in Archstone between July 2000 and February 2001, including the February 28, 2001 sale of substantially all of its remaining 31.7 million Archstone shares (realizing a gain of $217.1 million), eliminating Archstone as a source of income for Security Capital.

   Archstone's increase in earnings for 2000 compared to 1999 was due primarily to an increase in rental rates and improvement in operating margins. Security Capital's ownership position in Archstone decreased from 39.2% as of December 31, 1999 to 25.8% at December 31, 2000 as a result of Security Capital selling portions of its Archstone stock in three separate stock sales transactions. Accordingly, Security Capital's earnings for Archstone also decreased in 2000.

  ProLogis

   ProLogis' net income decreased from $157.7 million in 2000 to $90.8 million in 2001. During 2001, ProLogis wrote-off $42.8 million in technology investments and recorded a provision for loss of $88.4 million in operating assets and other impairment charges related to its temperature-controlled operations. Partially offsetting these write-offs and provisions was an increase in earnings from its transaction based corporate distribution facilities business (the development and sale of industrial buildings) of $28.9 million, or 23.7%, a decrease in foreign currency exchange losses of $9.6 million due to more stable foreign currency exchange rates and a decrease in preferred dividends of $19.5 million due to the redemption of preferred shares during 2001. ProLogis has announced that it is planning to sell the majority of its temperature-controlled business, which realized a loss $17.3 million, exclusive of the provision mentioned above, in 2001 compared to a loss of $8.3 million in 2000.

   Equity in earnings from ProLogis increased in 2000 compared to 1999 due to increased activity in its corporate distribution facilities business. In 2000, ProLogis recognized $71.3 million of transactional gains compared to $44.8 million in 1999.

  SC-U.S. Realty

   For the period from January 1, 2001 through January 16, 2001, SC-U.S. Realty recognized unrealized losses of $47.7 million on the market value of its investments in public real estate companies.

   As a result of the acquisition of the assets of SC-U.S. Realty on January 16, 2001, Security Capital no longer records its share of SC-U.S. Realty's earnings (which were significantly affected by unrealized securities gains and losses used in fair value accounting); rather, it records its share of earnings from the former investees of SC-U.S. Realty. Earnings of Security Capital prior to January 16, 2001, reflect the impact of unrealized gains and losses from market value fluctuations of SC-U.S. Realty investees. Earnings of Security Capital thereafter do not. Much of the variance in earnings of Security Capital from 2000 and 2001 relates to this change.

   SC-U.S. Realty's increase in net income in 2000 compared to 1999 was due primarily to a $562.1 million increase in market prices for the shares of its underlying investments, partially offset when one investee experienced realized losses on sales of a portion of its real estate investments.

   SC-U.S. Realty experienced losses in 1999 primarily from the overall decrease in market prices for the shares in its underlying investments. The portfolio of strategic long-term investments experienced a $183.8 million market value decline in 1999 (which included a $65.6 million loss on the sale of its special opportunity investment portfolio).

   Net investment income (loss) (defined as dividends and other investment income net of administrative expenses, advisor fees, taxes and interest) for SC-U.S. Realty was $(2.8) million, $85.6 million and $71.0 million for the years ended 2001, 2000 and 1999, respectively. The decrease in net investment income from 2000 to 2001 is due to the sixteen days that SC-U.S. Realty operated. The increase in net investment income during 2000 compared to 1999 is due to decreased interest expense on its line of credit.

   The following discusses changes in the results of operations of former SC-U.S. Realty investees. As Security Capital did not directly own these investees in 2000, their 2000 results are not included in Security Capital's 2000 financial statements.

  CarrAmerica

   During the fourth quarter of 2001, Security Capital sold its shares of CarrAmerica for net after-tax proceeds of $760.3 million. No gain or loss was recorded on the sale due to purchase accounting resulting from the SC-U.S. Realty acquisition.

   CarrAmerica's net income from continuing operations decreased from $147.2 million to $79.1 million for 2001 compared to 2000. In the fourth quarter, CarrAmerica recognized an impairment loss of $42.2 million related to its investment in HQ Global Workplaces, Inc. CarrAmerica had a $36.4 million gain on the sale of assets in 2000. Excluding the impairment loss in 2001 and the gain in 2000, results are similar in both periods. Security Capital believes office vacancy rates nationally increased significantly from 2000 to 2001, but CarrAmerica was able to achieve an average occupancy of 96.5% across its operating portfolio in 2001.

  Regency

   Net income in 2001 increased by $12.9 million, or 15.2%, compared to 2000 primarily due to a provision for loss on sale of operating properties recorded in 2000 that was $11.4 million higher than in 2001. In addition, Regency's operating properties experienced a 3.2% same store net operating income growth (defined as rental revenues less rental expenses). On a same store basis, average rental rates, percentage rents and tenant recoveries increases were partially offset by a decline in occupancy from 95.3% in 2000 to 94.9% in 2001. This increase in net operating income was partially offset by increased depreciation expense, interest expense, and preferred unit distributions of approximately $14.5 million due to more properties being in operation.

  Storage USA

   Storage USA's net income increased by $2.0 million to $64.2 million for 2001 compared to 2000. The increase was due to revenue growth of 6.2% on a same store basis and increased service income partially offset by an increase in property level expenses. Included in this improvement was $3.0 million in charges incurred by Storage USA's special committee in conjunction with the purchase of Storage USA by Security Capital.

  Investments in Private Divisions

  Belmont

   Belmont's activities involve the operation and development of senior assisted living facilities. As of December 31, 2001, Belmont had six operating communities, one of which had stabilized occupancies throughout 2001 (stabilized occupancies being defined as those achieved after a property has been operating for 24 months). Construction is underway on five sites with four properties in the planning process. Belmont's net earnings decreased $0.5 million to a loss of $7.2 million for the year ended December 31, 2001, due to higher interest expense offset by positive net operating income from additional operating properties. Belmont experienced a net loss of approximately $15.9 million for the year ended 1999, due to $5.3 million of start-up expenses. As of December 31, 2001 Belmont's operating properties had the following occupancies:

                                                          12/31/01
            Name               Location     Opening Date  Occupancy
            ----               --------     ------------  ---------
            West University Houston, TX    December, 1998    96%
            Green Hills.... Nashville, TN  October, 1999     88%
            St. Matthews... Louisville, KY December, 1999   100%
            Memphis........ Memphis, TN    February, 2000    97%
            Sabre Springs.. San Diego, CA  March, 2001       47%
            Geneva Road.... Chicago, IL    April, 2001       39%

   Belmont's strategy focuses exclusively on infill markets with high barriers to entry. Current 2002 development projects include:

                                                           Projected
     Name                          Location               Opening Date
     ----                          --------               ------------
     Under construction:
        Hollywood........ Los Angeles, CA            Opened in January 2002
        Glenview......... Chicago, IL                Opened in January 2002
        San Jose......... San Francisco Bay Area, CA 2nd Qtr 2002
        Burbank.......... Los Angeles, CA            3rd Qtr 2002
        Sunnyvale........ San Francisco Bay Area, CA 3rd Qtr 2002
     Land owned:
        Buffalo Grove.... Chicago, IL                3rd Qtr 2003
        Oakbrook Terrace. Chicago, IL                2nd Qtr 2004

  City Center Retail

   City Center Retail has two operating properties and one property under redevelopment. Management is evaluating strategic alternatives, which could include the sale of a portion or all of its assets. Occupancies of the two operating properties were 91.1% at the end of 2001 compared to 88.3% in 2000. During 2001, one property was sold. No gain or loss was recognized due to purchase accounting resulting from the SC-U.S. Realty acquisition.

  CWS Communities

   Security Capital directly owned CWS Communities during the period from January 16, 2001, when it was acquired from SC-U.S. Realty, to August 3, 2001, when it was sold. No gain or loss was recorded on the sale due to purchase accounting resulting from the SC-U.S. Realty acquisition. Results for that period reflect performance of 45 operating properties that were 92.4% occupied in 2001 compared to 91.2% in 2000.

  Homestead Village

   In November 2001, Security Capital sold its entire ownership in Homestead Village for a total value of $740.0 million and recognized a loss of $102.7 million, not including $49.9 million of tax benefits realized on the sale. This included $480.0 million in cash, the assumption of $145.0 million of liabilities, and the issuance of a five-year $115.0 million note by the purchaser. Net proceeds, excluding the five year note and transaction costs, were approximately $462.0 million. The note has an initial rate of 12% that increases by 100 basis points annually. The note represents a mezzanine loan to the purchaser that is subordinate to $400 million of first mortgage financing on the Homestead Village properties. As a result of the sale, equity in earnings from Homestead Village was not recorded after November 2001.

   Homestead Village's net operating income in 2001 was lower than in 2000 due to the sale of 25 properties in the first quarter of 2001 and decreased occupancies from 82.7% to 72.4% due to slower economic conditions (Security Capital believes that lodging companies in the United States generally experienced dramatic declines in occupancy during 2001 due to a slower economy and after-effects of the September 11, 2001 attacks on the World Trade Center in New York City). Homestead Village's net income in 2000 was higher than 1999 due to an increase in occupancy as well as benefits from restructuring in 1999.

   In 2000, 29 operating properties were classified as held for sale and a provision for loss of $71.0 million was recorded to reduce the properties' carrying value to their estimated fair value less costs to sell. During the fourth quarter of 2000 and first quarter of 2001, Homestead Village sold 25 of these properties at the reduced carrying value for proceeds of approximately $81.4 million which were primarily used to reduce debt of Homestead Village.

   During 1999, Homestead Village recorded a special charge of $65.3 million primarily for write-downs of land held for sale, write-offs of costs of pursuing other land parcels and the costs of severance of personnel.

  InterPark

   In January 2001, Urban Growth Property Trust (Urban Growth) merged into InterPark Holdings, the property manager for most of Urban Growth's properties, and is now part of InterPark. Because of the merger, prior year information is not comparable. 2001 results reflect the operating performance of 52 owned properties, 103 leased properties, 148 managed properties, and a joint venture involving 73 properties.

  SC-European Realty

   SC-European Realty's net income decreased by $16.5 million to a loss of $4.8 million for 2001 compared to 2000 primarily due to an $11.3 million restatement in accounting for the purchase of Interparking offset by a $4.6 million increase in foreign exchange gains. Gains on sales of office development properties increased $19.3 million to $71.6 million compared to the same period in 2000. During 2001, SC-European Realty recorded a $5.5 million loss provision for a planned property sale. In addition, SC-European Realty's parking affiliate's operating performance increased due to acquisitions and improved operations.

   SC-European Realty's current investments are primarily in operating and development companies with 14% of its real estate assets pre-stabilized at December 31, 2001. It is expected that earnings from operations, excluding the impact of property sales, for SC-European Realty will increase as additional properties reach stabilization. However, there is no assurance this will occur and failure to do so would impair the ability of SC-European Realty to grow both its portfolio and its earnings. A substantial portion of SC-European Realty's earnings are generated by transactional activities in several of its investees. The timing, frequency and profitability of these activities are difficult to predict, which may lead to variations in consolidated results year to year.

  SC-Preferred Growth

   SC-Preferred Growth's change in earnings for the years ended 2001, 2000, and 1999 was due primarily to changes in market prices for the shares in its underlying investments and increases in SC-Preferred Growth's weighted average net assets at fair value. The market value of SC-Preferred Growth's investments increased by $169.0 million in 2001, increased by $187.0 million in 2000, and declined $61.0 million in 1999 compared to the previous period. SC-Preferred Growth's net assets at fair value were $1.0 billion at year-end 2001 and 2000, and $860.8 million at year-end 1999.

Other Items

  Realized Gains (Losses)

   Realized capital gains decreased by $32.4 million from 2000 to 2001. In 2001, Security Capital recognized a gain of $217.1 million on the sale of its remaining investment in Archstone partially offset by a $102.7 million loss on the sale of its investment in Homestead Village. In 2000, Security Capital recognized a gain of $155.0 million on the sale of Archstone shares. In 1999, Security Capital sold its interest in Strategic Hotel, generating a loss of $55.2 million.

  Interest Expense

   Consolidated interest expense was $122.5 million in 2001, $108.6 million in 2000, and $133.5 million in 1999. The increase from 2001 compared to 2000 was due to the consolidation of debt from InterPark upon completion of the SC-U.S. Realty acquisition in January 2001. The decrease from 1999 to 2000 was due to the reduction of line of credit balances (from operating cash flow and asset sales) and the elimination of interest on the Homestead Village convertible mortgages which were purchased from Archstone in July 2000.

  Preferred Share Dividends

   Preferred share dividends were $18.0 million in each of 2001, 2000, and 1999. See note 5 to the consolidated financial statements for further discussion.

  General, administrative and other expenses

   General, administrative and other expenses by entity for 2001, 2000 and 1999 were as follows (in thousands):

                                                         Year Ended December 31,
                                                      ----------------------------
                                                        2001      2000      1999
                                                      --------  --------  --------
Security Capital, before related party reimbursements $ 58,685  $ 81,186  $106,350
Reimbursements from related parties..................  (40,618)  (85,269)  (88,366)
Belmont..............................................    8,077     6,765     8,923
City Center Retail (1)...............................      748        --        --
CWS Communities (1)..................................    1,044        --        --
Homestead Village....................................   19,941    22,294    28,023
InterPark (1)........................................   12,335        --        --
SC-European Real Estate Shares.......................       36        34       400
                                                      --------  --------  --------
                                                      $ 60,248  $ 25,010  $ 55,330
                                                      ========  ========  ========

--------
(1) Former SC-U.S. Realty investments and not directly owned by Security Capital prior to 2001.

   Reimbursements declined in 2001 compared to 2000 as a result of lower capital markets fees and unconsolidated investees absorbing more administrative activities.

  Provision for Income Taxes

   The effective tax rate of 15.8% on earnings from operations for 2001 was lower than the U.S. statutory tax rate of 35% primarily due to $44.3 million of operating loss carryforwards from Homestead Village not previously benefited and non-taxable earnings of a foreign subsidiary.

   The effective tax rate of 27.4% on earnings from operations for 2000 was lower than the U.S. statutory rate of 35% primarily due to the use of $28.9 million of capital and operating loss carryforwards at consolidated subsidiaries and non-taxable earnings of a foreign subsidiary.

   The effective income tax benefit was 11.1% of loss from operations for 1999, which is less than the U.S. statutory tax rate of 35% due to losses at consolidated subsidiaries and capital losses generated from the 1999 sale of Strategic Hotel that were not benefited until 2000.

   Security Capital's tax basis in investees owned on January 1, 2001 is generally equal to its original cost basis for such assets (in the case of former investees of SC-U.S. Realty, its tax basis in such investees), reduced by the portion of the cumulative dividends received from investees which may have been characterized for tax purposes as return of capital. Security Capital's basis on which taxes would be calculated upon a sale of the investments in its investees at December 31, 2001, was as follows (in thousands):

                          Belmont........... $ 98,822
                          City Center Retail  188,515
                          InterPark.........  206,642
                          ProLogis..........  631,348
                          Regency...........  713,556
                          SC-European Realty  440,548
                          Storage USA.......  373,869

  Extraordinary Items

   2001 included extraordinary losses on early extinguishments of debt totaling $3.7 million.

   2000 included extraordinary gains on early extinguishments of debt totaling $21.8 million. Security Capital exchanged with an unaffiliated party approximately 1.6 million shares of Archstone for $42.5 million face value of 6.5% convertible debentures of Security Capital, resulting in an extraordinary gain of $6.1 million, net of tax. The second extraordinary gain, amounting to $15.7 million, net of tax, related to the in-substance extinguishment of the Homestead Village convertible mortgages acquired by Security Capital as partial consideration for approximately 17.5 million Archstone shares sold to Archstone.

   1999 included extraordinary gains on early extinguishments of debt, net of minority interest, totaling $16.0 million. The first, amounting to $10.9 million, related to the repurchase of $37.8 million principal amount of 6.5% convertible debentures by Security Capital. The second, amounting to $5.1 million, related to full settlement of a finders' fee liability by Homestead Village.

  EBDADT

   Earnings before depreciation, amortization and deferred taxes, or EBDADT, is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT of real estate investees which are not REITs or which conduct development-for-sale activities includes gains and losses on sales of operating properties. Consistent with the equity method of accounting, Security Capital reflects in its EBDADT its share of basic EBDADT of each investee plus interest income and realized gains from each investee. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

   Components of EBDADT before special items are (in thousands):

                                                  Year Ended December 31,
                                                --------------------------
                                                  2001     2000     1999
                                                -------- -------- --------
    Equity in EBDADT of investees/divisions (1) $496,420 $440,827 $341,490
    Interest and other income..................   11,650    2,393    3,255
                                                -------- -------- --------
       Total income............................  508,070  443,220  344,745
                                                -------- -------- --------
    Operating expenses.........................   29,506   33,878   39,415
    Interest expense...........................   77,059   78,118   82,303
                                                -------- -------- --------
       Total expenses..........................  106,565  111,996  121,718
                                                -------- -------- --------
    Convertible preferred share dividends......   18,035   18,035   18,035
                                                -------- -------- --------
    Basic EBDADT before current income
     taxes and special items...................  383,470  313,189  204,992
       Current income tax expense (benefit)....   37,593   10,981   (2,175)
                                                -------- -------- --------
    Basic EBDADT before special items.......... $345,877 $302,208 $207,167
                                                ======== ======== ========

--------
(1) Includes the EBDADT impacts of restatements in SC-European Realty's purchase accounting resulting from the purchase of Interparking and an adjustment to equity in EBDADT of SC-European Realty recorded subsequent to the issuance of Security Capital's 2001 year-end earnings report on February 14, 2002. The reduction to EBDADT attributable to these adjustments is $3.8 million in 2001, $3.9 million in 2000 and $4.6 million in 1999.

   In evaluating performance internally, Security Capital distinguishes between normal operating activities (including recurring gains and losses therein) and strategic charges (primarily gains or losses resulting from decisions to sell investments in, or exit from, an entire real estate sector). Security Capital characterizes these gains or losses from strategic changes as "special items". The Company incurred the following special items for the years ended 2001, 2000 and 1999 (in thousands).

                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2001      2000     1999
                                                 --------  -------- --------
  Gain on sale of Archstone stock, net of tax... $160,087  $123,144 $     --
  Loss on sale of Homestead Village, net of tax.  (52,790)       --       --
  CarrAmerica investment impairment.............  (15,733)       --       --
  Loss on sale of Strategic Hotel...............       --        --  (55,288)
  Homestead Village's special charges related to
    curtailing its development program..........       --     1,519  (45,581)
  Other, net of tax.............................   (1,309)    6,152   10,942
                                                 --------  -------- --------
                                                 $ 90,255  $130,815 $(89,927)
                                                 ========  ======== ========

Liquidity and Capital Resources

   At March 22, 2002, Security Capital had $1.4 billion of cash and cash equivalents and investment commitments of $1.2 billion, including $1.1 billion for the acquisition of Storage USA.

  Cash from Operations

   Cash provided by operations increased by $31.3 million during 2001 compared to 2000. This increase was primarily a result of the acquisition of SC-U.S. Realty whereby Security Capital now receives additional property revenues, net of property expenses, from its former consolidated investees and dividends from SC-U.S. Realty's former unconsolidated investees. Property revenues, net of property expenses, of City Center Retail, CWS Communities and InterPark totaled $82.3 million which were partially offset by a $32.1 million reduction from

Homestead Village due to the sale of 25 properties in January 2001, slower economic conditions during 2001 and the sale of Homestead Village in November 2001. Dividends from CarrAmerica, Regency, and Storage USA totaling $146.5 million were partially offset by a $55.7 million reduction in dividends because of the sale of Archstone in February 2001. Offsetting this increase in cash flow were increases in general, administrative and other expenses of $35.2 million and interest expense of $14.0 million due to the consolidation of City Center Retail, CWS Communities and InterPark. In addition, Security Capital paid $23.3 million more in income taxes due to taxes on the sale of Archstone and the utilization of capital and operating loss carryforwards in 2000.

  Investment Activity

   Security Capital's investment activity primarily consists of allocations (redemptions) of its capital to its various affiliates. The following table summarizes Security Capital's capital allocations to its primary investments for the years ended December 31, 2001, 2000, and 1999 (in millions):

                                                      Year Ended December 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
 Allocations to (proceeds from sale of):
    Archstone....................................... $(700.3) $(503.2) $    --
    Belmont.........................................    32.9     24.2     37.8
    CarrAmerica.....................................  (787.0)      --       --
    CWS Communities.................................  (291.6)      --       --
    Homestead Village...............................  (721.9)    65.3       --
    Publicly traded real estate securities..........      --    (16.2)   (55.9)
    SC-European Realty..............................      --       --     64.8
    Strategic Hotel.................................      --       --   (329.5)

 Purchase of SC-U.S. Realty investees:
    Cash paid to dissenting shareholders of SC-U.S.
      Realty and transaction costs.................. $ 142.0  $    --  $    --
    Payment to redeem SC-U.S. Realty convertible
      debentures....................................   406.6       --       --
    Value of Security Capital common stock issued...   894.4       --       --

 Real estate investment by consolidated investees:
    Belmont......................................... $  71.5  $  57.0  $  43.4
    City Center Retail..............................     4.2       --       --
    Homestead Village...............................    11.8     11.5     93.7
    InterPark.......................................   272.8       --       --

 Real estate sales by consolidated investees:
    Homestead Village............................... $ (80.3) $ (24.6) $ (73.0)
    City Center Retail..............................   (16.8)      --       --
    CWS Communities.................................    (3.1)      --       --

  Financing Activity

   Security Capital increased its total debt from $1.2 billion at year-end 2000 to $1.5 billion at year-end 2001. This increase was primarily due to $376.6 million of mortgage notes payable and $100 million of convertible debentures at InterPark that are now consolidated as a result of the acquisition of SC-U.S. Realty (but remain the separate obligations of InterPark). Partially offsetting this was $145.0 million of debt that was assumed by the purchaser of Homestead Village. In addition, the following financing transactions occurred in 2001:

    . Repurchase of 11.8 million equivalent shares, or an aggregate of $245.9 million of Security Capital common stock discussed below.

   ./ Security Capital borrowed $530 million on a transaction loan as a result of the acquisition of SC-U.S. Realty. The loan bore interest at LIBOR + 1.3%. On February 28, 2001, Security Capital fully repaid the loan with proceeds from the sale of Archstone shares. /

   Security Capital's 2001 year-end parent company debt-to-total-market-capitalization ratio (as defined in note 2 on page 3) was 17.6% compared to 27.0% at year-end 2000. The maximum maturity in any year is $285.3 million in 2005.

   In January 2001, Security Capital, Macquarie Bank Limited and the management of Security Capital's broker-dealer formed a new entity, Macquarie Capital Partners LLC, in which Security Capital owns a 40% position. Macquarie Capital Partners focuses on providing real estate investment banking services to select clients globally, including leading real estate operating companies and institutional investors. Security Capital contributed net assets of its capital markets business with a book value of approximately $700,000 and a funding commitment for an additional $4 million in cash for its 40% interest, Macquarie Bank Limited contributed $2 million in cash and a commitment for an additional $8 million in cash for its 40% interest and management of Macquarie Capital Partners LLC contributed approximately $10,000 in cash for its 20% interest. Security Capital carried over its historic cost basis in these net assets to its investment in Macquarie Partners.

  Stock and Debenture Repurchase Programs

   In April 2001, Security Capital completed a modified Dutch auction self-tender offer in which approximately 9.3 million Class B Shares were purchased at $20.50 per share, or a total of $191 million. Since the share repurchase program began in August 1999, Security Capital repurchased $541 million or 31.9 million Class B common stock equivalents, representing approximately 26% of shares outstanding. In addition, Security Capital repurchased $80.5 million principal amount of 6.5% Convertible Subordinated Debentures due 2016, which were convertible into 3.5 million Class B Shares, at a gain of $20.2 million.

  Derivative Financial Instruments

   As of December 31, 2001 and 2000, Security Capital had no significant derivative financial instruments.

   Belmont entered into two interest rate swap agreements in 2000 to hedge its exposure to changes in floating interest rates. In both swaps, Belmont exchanges monthly payments based on 30-day LIBOR for payments based on a pre-determined fixed rate. The swaps have notional amounts that increase as the construction loan balances on which they are based grow. The swaps have a maximum notional amount of $20.0 million and a weighted-average fixed rate of 6.4%. The swaps have two-year terms that expire no later than July 2003. At December 31, 2001, the notional amounts under the swaps was $18.0 million.

  Future Capital Commitments and Liquidity

   As of December 31, 2001, Security Capital and its subsidiaries have a remaining funding commitment of $33.6 million to SC-European Realty and $74.8 million to Belmont. Security Capital has also agreed to make $46.1 million of loans available to InterPark for future acquisitions. Security Capital and its consolidated subsidiaries do not have any significant amounts of debt maturing in 2002. In 2003, approximately $151.5 million of debt matures, $48.3 million of which represents short-term construction financing at Belmont which is expected to be repaid from cash from operations, line of credit availability or long-term mortgage debt issuances for the Belmont debt.

   Security Capital expects to use available cash on hand to effect the acquisition of Storage USA. Approximately $1.1 billion will be required to complete the transaction, including the repayment and cancellation of the Storage USA's line of credit and the payment of transaction fees and expenses. Storage USA's long-term debt, mortgages payable and other borrowings aggregating approximately $695 million at December 31, 2001 will remain outstanding. After the purchase of Storage USA for cash, Security Capital will have approximately $300 million of cash equivalents on hand for future investments or share purchases. The board of directors of Security Capital has authorized an additional $250 million share buyback (which will not occur if the GE merger takes place).

   Availability of borrowings under Security Capital's line of credit are subject to a borrowing base which essentially requires Security Capital to have three publicly-traded affiliates. Upon the acquisition of Storage USA, Security Capital will no longer meet this requirement (but Security Capital has adequate cash on hand to complete the Storage USA transaction and fund its other commitments without resorting to its credit line). Security Capital has not yet renegotiated the borrowing base under the line of credit because of the expectation that the line of credit will not be needed after the GE merger is closed. If required to renegotiate such line of credit, no assurance can be given that the terms, conditions and amounts available would not change materially.

   Security Capital expects that cash flows from operations and funds currently on hand will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments. In the longer term, Security Capital intends to finance its business activities through the selective sale of assets, internally generated cash flow, its line of credit, and future issuance of equity and debt securities. The business activities to be financed may include investments in new business initiatives, and additional investments in certain existing affiliates.

   Factors which may impact Security Capital's liquidity and financial position are described below under Risk Factors.

Risk Factors

   The following matters may affect Security Capital's future financial performance.

  Reliance on Dividends and Earnings of Investees

   Most of Security Capital's cash flow and earnings comes from real estate operating companies in which it owns shares. Security Capital is partially dependent on dividends and fees it receives from these companies to meet its operating expense needs and to pay principal and interest on its debt. Although Security Capital has influence over these real estate operating companies because of its significant ownership interest and contractual rights, it has a non-majority ownership interest and the right to designate nominees for fewer than a majority of the board seats for its public investees, and does not have unilateral control in several of these companies. Decisions or actions of investee management could adversely affect Security Capital. A decline in occupancy or rents charged by investees could impact their cash flow which could result in reduced dividends paid to Security Capital, which would adversely affect Security Capital's liquidity.

  Conflicts of Interest

   Transactions with publicly-traded affiliates have occurred and may occur in the future. Several of Security Capital's directors or senior officers are directors or trustees of its publicly-traded affiliates, or own shares of such affiliates. Those persons may have conflicts of interest in affiliate transactions. Where Security Capital engages in these types of transactions it has or will obtain disinterested director approval or shareholder approval, when necessary, for transactions in which directors may have a conflict of interest. Neither Security Capital's charter nor its bylaws contain any restrictions on interested party transactions. Such transactions generally require formation of special committees of the directors or trustees of the affiliates and generally take substantial amount of time and management's attention to complete.

  Real Estate Risks

   Security Capital is subject to the following risks unique to the real estate business:

   ./ Changes in specific economic conditions or commercial patterns that reduce demand for real estate (for example, a recession or change in technology that reduces demand for real estate facilities or which results in bankruptcy of tenants). /

    . Changes in tax laws or market conditions that make real estate investment less attractive relative to other investment opportunities. Such changes would reduce the number of buyers for real estate and adversely affect real estate asset values. Selling real estate assets typically takes longer than selling other types of assets, so it is more difficult to mitigate the effect of unfavorable changes by selling the affected assets before the change.

    . Changes in tax laws or capital markets, which result in excess capital flowing into new real estate development and excess real estate supply, which could result in lower occupancies, reduced rents or lower real estate valuations.

    . When equity and/or debt capital is unavailable or expensive for real estate companies Security Capital is adversely affected, primarily because the value of assets under management, on which fees are based, is lower, and the ability to pursue attractive investment opportunities, including new start-up companies, is limited (and investees in the start-up phase may need to reduce activities and incur related charges).

  Risks of Changes in Investments

   Security Capital has sold some of its investments and intends to redeploy the capital into increasing its ownership in other affiliates which it believes will generate better returns over time as a result of operating performance and consolidation synergies. These disposition and acquisition transactions may involve significant transaction expenses and market friction or price negotiations. No assurance can be given that the improved operating performance and synergies contemplated by Security Capital will offset the expenses and pricing frictions these transactions may involve.

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

  Insurance Coverage For Investees Does Not Include All Potential Losses

   Security Capital's investees currently carry comprehensive insurance coverage, including liability, fire, flood, earthquake, environmental, extended coverage and rental loss, as appropriate for the markets where the facilities and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar facilities. However, there are certain losses, including losses from floods and losses from earthquakes, acts of war, riots or terrorism, that are not generally insured against or that are not generally fully insured against because it is not economically feasible or prudent to do so. In addition, certain insurance, such as losses from terrorism, may not be available when policies are renewed. Should an uninsured loss or a loss in excess of insured limits occur with respect to one or more of Security Capital's investees' facilities, the investee could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the facility.

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

   Security Capital's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To mitigate interest rate risk, Security Capital borrows on a long-term basis, primarily at fixed rates and staggered maturities; therefore, Security Capital's primary interest rate risk is related to its variable rate line of credit (LOC). Security Capital occasionally utilizes derivative financial instruments as hedges in anticipation of future long-term debt transactions to manage well-defined interest rate risk exposure. Security Capital had no outstanding interest rate hedges as of December 31, 2001 or 2000. During 2000, Belmont entered into two interest rate swap agreements. At December 31, 2001, the notional amount under these swaps was $18.0 million.

   Security Capital manages its equity price risks by limiting the percentage of its assets invested in marketable equity securities for trading purposes. As of December 31, 2001 and 2000, less than 1% of total assets were invested in mutual funds that were available for sale.

  Sensitivity Analysis

   The table below represents the impact of hypothetical changes in interest rates on Security Capital and its consolidated affiliates (in thousands):

                                          Average  Hypothetical   Impact
                        Variable Interest  2001    Interest Rate    on
       Type of Debt       Rate Exposure   Balance     Change     Earnings
       ------------     ----------------- -------- ------------- --------
       Security Capital   LIBOR+120 bps   $  8,601     + 1%       $   86
       Belmont.........       7.7%        $ 37,601     + 1%       $  376
       InterPark.......   LIBOR+165 bps   $137,200     + 1%       $1,372

   Security Capital's investments in SC-Preferred Growth, SC-US Real Estate Shares and SC-European Real Estate Shares all use fair value accounting and are subject to equity price risk. A hypothetical 10% change in the market value of their underlying investments would amount to a $14.6 million change in Security Capital's earnings.

Item 8. Financial Statements and Supplementary Data

   Security Capital's Consolidated Balance Sheets as of December 31, 2001 and 2000, and its Consolidated Statements of Operations and Comprehensive Income
(Loss), Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001, together with the report of Arthur Andersen LLP, independent public accountants, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 8 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   C. Ronald Blankenship--52--Vice Chairman and Chief Operating Officer of Security Capital since May 1998. Director of Belmont, Regency, InterPark, Macquarie Capital Partners LLC, and Storage USA. Managing Director of Security Capital from 1991 until 1998. Trustee of ProLogis since May 2000. Prior to June 1997, Chairman of Archstone and a Trustee of Archstone, a former affiliate of Security Capital, from March 2000 to February 2001. Interim Chairman, Chief Executive Officer and a Director of Homestead Village from May 1999 until November 2001. From 1996 until December 2001 Director of CarrAmerica. Mr. Blankenship is a Class I Director, has served as a Director since 1998, and his term as Director expires in 2003.

   Hermann Buerger--58--Regional Board Member of Commerzbank AG since 2002, and Executive Vice President of Commerzbank AG from 1989 to 2002. Director of Ptek Holdings, Inc. and Commerzbank Capital Markets Corporation. Mr. Buerger is a Class I Director, has served as Director since 1996, and his term as Director expires in 2003.

   John P. Frazee, Jr.--57--Mr. Frazee is a private investor. Formerly Chairman and Chief Executive Officer of Paging Network, Inc. from 1997 to 2000, and President from 1997 to 1999. In 2000, Paging Network, Inc. filed for and emerged from bankruptcy proceedings. From 2000 until 2001, he served as Non-executive Chairman of Vast Solutions, Inc., a subsidiary of Paging Network, Inc. In 2001, Vast Solutions, Inc. filed for bankruptcy proceedings. Formerly, Mr. Frazee was President and Chief Operating Officer of Sprint Corporation. Director of Cable Satellite Public Affairs Network (C-SPAN) and Cabot Microelectronics Corporation. Mr. Frazee is a Class I Director, has served as a Director since 1991, and his term as Director expires in 2003.

   Cyrus F. Freidheim, Jr.--66--Vice Chairman of Booz.Allen Hamilton Inc., an international management consulting firm, which he joined in 1966. Mr. Freidheim is a Director of Household International Inc., CS Tech, Inc. and Pharmaceutical Industries, Ltd. Mr. Freidheim is a Class II Director, has served as a Director since 1991 and his term as Director expires in 2004.

   H. Laurance Fuller--63--Co-Chairman and Director of BP Amoco p.l.c. from January 1999 until March 2000. Formerly Chairman and Chief Executive Officer of Amoco Corporation. Mr. Fuller is a Director of Abbott Laboratories, J.P. Morgan Chase Corporation and Motorola, Inc. Mr. Fuller is a Class II Director, has served as a Director since 1991, and his term as Director expires in 2004.

   Janet Hill--54--Vice President of Alexander & Associates, Incorporated, a corporate consulting firm which she joined in 1981. Mrs. Hill was the Special Assistant of the Secretary of the Army from 1978 to 1981. Mrs. Hill is a Director of Nextel Communications, Inc., Wendy's International, Inc., Progressive Insurance Company, and Dean Foods, Inc. Mrs. Hill is a Class II Director, has served as Director since January 2001, and her term as Director expires in 2004.

   Ray L. Hunt--58--Chairman and Chief Executive Officer of Hunt Oil Company, and Chairman, Chief Executive Officer and President of Hunt Consolidated Inc. since 1981. Mr. Hunt is a Director of Halliburton Company, Electronic Data Systems Corporation, King Ranch, Inc. and PepsiCo, Inc. and a Class C Director of the Federal Reserve Bank of Dallas. Mr. Hunt is a Class II Director, has served as a Director since 1991, and his term as Director expires in 2004.

   John T. Kelley, III--61--Founding Officer and Advisory Trustee of ProLogis since January 1993. Mr. Kelley was a Trustee of Archstone from 1988 to February 2001, and a Director of Regency since March 1999, prior to which he served as Chairman of the Board of Pacific Retail Trust. Mr. Kelley is a Class III Director, has served as a Director since 1991, and his term as Director expires in 2002.

   Jay O. Light--60--Mr. Light has been a professor at the Harvard Business School since 1970 and Senior Associate Dean since 1988. Mr. Light has been a director of SC-European Realty since 1997 and was a director of SC-U.S. Realty from 1996 until January 2001. He is a Trustee of GMO Funds and Director of Harvard Management Company. Mr. Light is a Class II Director, has served as a Director since 2001, and his term as Director expires in 2002.

   William D. Sanders--60--Founder, Chairman and Chief Executive Officer of Security Capital. Mr. Sanders is a Director of Macquarie Capital Partners LLC, SC-European Realty and Storage USA, and is an Advisory Director of Regency. From 1996 until December 2001, he was a Director of CarrAmerica. He is Chairman of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Sanders is a Class III Director, has served as a Director since 1991, and his term as Director expires in 2002.

   Peter S. Willmott--64--Chairman and Chief Executive Officer of Willmott Services, Inc. since 1989. Mr. Willmott is a Director of FedEx Corporation. Mr. Willmott is a Class III Director, has served as a Director since 1991, and his term as Director expires in 2002.

   In 2000, Frank P. Lowy, Jr. became an advisory director to Security Capital. Mr. Lowy, age 71, has been Chairman of Westfield America Management Limited since 1996, Chairman of Westfield America, Inc. since 1994, and Founder and Chairman of Westfield Holdings Limited. Mr. Lowy is a member of the board of the Reserve Bank of Australia since 1995, and director of the Daily Mail and General Trust p.1.c. (U.K.) since 1994. An advisory director is permitted to attend Board meetings but does not have a right to vote on matters considered by the Board.

   For information regarding senior executive officers, see "Item
1--Business--Senior Executive Officers of Security Capital."

Item 11. Executive Compensation

Director Compensation

   Security Capital pays an annual retainer of $35,000 to Directors who are not officers or employees of Security Capital or its affiliates. The retainer is paid quarterly to the Directors in cash or, at the election of the Director, in Class B Shares based on the then current fair market value of the Class B Shares. Non-employee chairpersons of the Board committees receive an additional annual retainer of $5,000 payable in cash or, at the election of the Director, in Class B Shares based on the then current fair market value of the Class B Shares. Non-employee directors receive $1,500 for each Board or Committee meeting attended payable in cash or, at the election of the Directors, in Class B Shares based on the then current fair market value of the Class B Shares. Officers of Security Capital or its affiliates who are Directors are not paid any Director fees. Directors are reimbursed for any out-of-town travel expenses incurred in connection with attendance at Board meetings.

Outside Directors Plan

   The purpose of the Security Capital Group Incorporated 1996 Outside Directors Plan (the Outside Directors Plan) is to enable each Director who is not an employee or officer of Security Capital or any of its affiliates (an Outside Director) to increase their ownership of Security Capital and thereby further the identity of their interests with those of Security Capital's other shareholders. The Secretary of Security Capital (the Administrator) administers the Outside Directors Plan with a view to Security Capital's best interests and the Outside Directors Plan's objectives.

   Under the Outside Directors Plan, each Outside Director is entitled to receive on January 1 of each year an option to purchase 7,500 Class B Shares at a price per Class B Share equal to the fair market value of a Class B Share on that date. On January 1, 2001, Outside Directors received options to purchase 6,500 Class B Shares at a price per share equal to the fair market value of a Class B Share on that date. The reduction in the number of options was due to depletion of the number of Class B Shares then remaining available for grant under the Outside Directors Plan. On May 17, 2001, Outside Directors received options to purchase 1,000 Class B Shares at a price per share equal to the fair market value of a Class B Share on that date. The grants were made after the Outside Directors Plan was amended in March 2001 to increase the number of Class B Shares reserved for issuance under the Outside Directors Plan by 400,000. Before March 1998, each Outside Director received an annual option to purchase 150 Class A Shares at a price per Class A Share equal to the fair market value of a Class A Share on January 1 of each year.

   The number of Class B Shares currently reserved for issuance upon exercise of options granted under the Outside Directors Plan is 573,750. Options for a total of 3,075 Class A Shares and 257,692 Class B Shares have been issued and are outstanding under the Outside Directors Plan. In the event of certain transactions affecting the type or number of outstanding shares, the Administrator may make adjustments to Class A Shares, Class B Shares and options that are subject to the Outside Directors Plan. In March 2001, the Board amended the Outside Directors Plan to increase the number of Class B Shares reserved for issuance upon exercise of options granted under the Outside Directors Plan by 400,000 shares, from 173,750 to 573,750.

   Options granted after March 1998 may be exercised immediately. Options granted before March 1998 had a one year vesting period. Each option expires on the ten-year anniversary of the date of grant.

Executive Compensation

   The following table presents compensation for 1999, 2000, and 2001 paid to the Named Executive Officers:

                               Annual Compensation                       Long-Term Compensation
                      -------------------------------------- -----------------------------------------------
                                                               Class A     Class B
                                                               Shares      Shares    Restricted
                                                Other Annual Underlying  Underlying    Stock     All Other
                                                Compensation    Stock       Stock      Awards   Compensation
  Name and Position   Year Salary ($) Bonus ($)     (1)      Options (#) Options (#)  ($) (2)     ($) (3)
  -----------------   ---- ---------- --------- ------------ ----------- ----------- ---------- ------------
William D. Sanders    2001  650,000   1,248,000        --        --        392,050     393,763      6,288
 Chairman and Chief   2000  650,000   1,050,000        --        --        350,000          --      6,132
  Executive Officer   1999  650,000     641,500    19,398        --        375,000          --      6,216
C. Ronald Blankenship 2001  600,000   1,298,000   140,829        --        392,050     393,763      6,756
 Vice Chairman and    2000  600,000   1,050,000    28,800        --        350,000          --      7,860
 Chief Operating      1999  550,000     574,150        --        --        160,000   1,121,250      4,718
 Officer.............
Thomas G. Wattles     2001  450,000    843,000     98,058        --        230,000     262,515      6,450
  Managing Director   2000  450,000    700,000     44,901        --        200,000          --      6,900
                      1999  450,000    445,500      2,876        --        100,000     731,250      7,440
Anthony R. Manno, Jr. 2001  450,000    771,750     24,044        --        140,000     240,016      5,370
 Managing Director... 2000  400,000    640,000      5,006        --        110,000          --      5,460
                      1999  350,000    401,000     34,434        --         40,000     292,500      5,328
Constance B. Moore    2001  400,000    525,000     48,113        --        136,500     178,139      6,450
 Managing Director    2000  400,000    475,000         --        --        108,000          --      6,780
                      1999  400,000    507,000         --        235       360,000          --    149,954

--------
(1) Includes earnings deferred under the non-qualified savings plan and the 401(k) qualified savings plan.

(2) Amounts shown represent restricted stock unit awards made in 1999 and 2001 under the 1998 Long-Term Incentive Plan. Awards granted in 1999 vest in one-fourth increments on the first, second, third and fourth anniversaries of December 1, 1999. Awards granted in 2001 are the Matching RSUs awarded pursuant to the Share Purchase Matching Program described below. These awards vest in full on the third anniversary of the date of grant, and are subject to early forfeiture if the participant is not employed by Security Capital on the vesting date or if the participant sells Class B Shares acquired under the Share Purchase Matching Program before the vesting date. The aggregate number of Class B Shares covered by restricted stock unit awards and the value of the restricted stock unit awards at December 31, 2001, based on the closing price of the Class B Shares on that date, for the Named Executive Officers were: Mr. Sanders--140,389 shares ($3,561,669); Mr. Blankenship--212,389 shares ($5,388,309); Mr.
    Wattles--153,593 shares ($3,896,654); Mr. Manno--106,428 shares
    ($2,700,078); and Ms. Moore--54,224 shares ($1,375,663).

(3) Includes contributions made by Security Capital in 1999, 2000 and 2001 under its 401(k) savings plan and its non-qualified savings plan and the dollar value of insurance premiums paid by Security Capital for term life insurance for the benefit of the Named Executive Officer. Beginning in 1998, Security Capital has matched up to 50% of the first 6% of compensation contributed by the employee under the 401(k) savings plan or non-qualified savings plan with Class B Shares. The 1999 amount for Ms. Moore also includes relocation reimbursements.

   In December 1999, the Board granted restricted stock unit awards under the 1998 Long-Term Incentive Plan to certain key executives whom the Compensation Committee deemed critical to the long-term success of Security Capital to promote long-term retention and provide incentives to these key executives to achieve targeted shareholder value goals. The restricted stock unit awards are composed of units which will vest for a specified number of Class B Shares. A recipient can elect to defer vesting of a restricted stock unit award. The Board granted restricted stock unit awards to 21 key executives, including the Named Executive Officers (other than Mr. Sanders and Ms. Moore who instead elected to receive options for Class B Shares), for a total of 426,800 Class B Shares, which awards vested 25% on December 1, 2000, 25% vested on December 1, 2001, 25% will vest on December 1, 2002, and 25% will vest on December 1, 2003. All restricted stock unit awards will vest earlier in the case of the recipient's retirement, disability or death, or upon a change of control and termination of the recipient's employment.

   In December 2000, the Board approved a Share Purchase Matching Program (the Program) under the 1998 Long-Term Incentive Plan for all bonus-eligible employees of Security Capital. The purpose of the Program is to further increase ownership of Security Capital stock and promote retention of employees. Under the Program, bonus-eligible employees could elect to receive up to 50% of their total annual cash bonus for 2000 performance in the form of Class B Shares. The Class B Shares were valued at the fair market value of the Class B Shares on January 8, 2001, the date on which the shares were sold to the participants. For every Class B Share that participants purchased under the Program in 2001, Security Capital granted .75 restricted stock unit awards (Matching RSUs), which Matching RSUs are composed of units which will vest for a specified number of Class B Shares. The Class B Shares acquired under the Program are fully vested at the time of purchase and may be disposed of at any time by the participant. The Matching RSUs were granted in January 2001, vest in full on the third anniversary of the date of grant, and are subject to early forfeiture if the participant is not employed by Security Capital on the vesting date or if the participant sells Class B Shares acquired under the Program before the vesting date. All Matching RSUs will vest earlier, assuming the participant has not sold any Class B Shares acquired under the Program before such date, in the case of the participant's retirement, disability or death, or upon a change in control and termination of the participant's employment. A total of 39 employees, including the Named Executive Officers, participated in the Program in 2001. A total of 181,383 Class B Shares were acquired, and a total of 136,046 Matching RSUs were granted, under the Program in January 2001.

   In December 2001, the Board approved continuance of the Program, except that the Matching RSUs were reduced to .50 matching RSUs for every Class B Share that participants purchased under the Program in 2002. Under the Program, bonus-eligible employees could elect to receive up to 50% of their total annual cash bonus for 2000 performance in the form of Class B Shares. The Class B Shares were valued at the fair market value of the Class B Shares on January 18, 2002, the date on which the shares were sold to the participants. For every Class B Share that participants purchased under the Program in 2002, Security Capital granted .50 Matching RSUs, which Matching RSUs are composed of units which will vest for a specified number of Class B Shares. The Class B Shares acquired under the Program are fully vested at the time of purchase and may be disposed of at any time by the participant. The Matching RSUs were granted in January 2002, vest in full on the third anniversary of the date of grant, and are subject to early forfeiture if the participant is not employed by Security Capital on the vesting date or if the participant sells Class B Shares acquired under the Program before the vesting date. All Matching RSUs will vest earlier, assuming the participant has not sold any Class B Shares acquired under the Program before such date, in the case of the participant's retirement, disability or death, or upon a change in control and termination of the participant's employment. A total of 84 employees, including the Named Executive Officers, participated in the Program in 2002. A total of 201,800 Class B Shares were acquired, and a total of 100,920 Matching RSUs were granted, under the Program in January 2002.

                                 Option Grants

   During 2001, options for 2,621,000 Class B Shares were granted by the Management Development and Compensation Committee of the Board of Directors (the Compensation Committee) to 113 key employees and officers of Security Capital and its affiliates. The following table presents information about individual grants of options to the Named Executive Officers.

                               Individual Grants

                                          Percent of
                                         Total Options
                        Class B Shares    Granted to   Exercise or                Grant
                      Underlying Options Employees in  Base Price  Expiration Date Present
        Name           Granted (#) (1)     2001 (%)     ($/share)     Date    Value ($) (2)
        ----          ------------------ ------------- ----------- ---------- -------------
William D. Sanders...      156,250                       $21.30      8/21/11   $1,023,313
                           235,800                       $21.25     11/30/11   $1,540,670
                           -------
                           392,050           14.96%
C. Ronald Blankenship      156,250                       $21.30      8/21/11   $1,023,313
                           235,800                       $21.25     11/30/11   $1,540,670
                           -------
                           392,050           14.96%
Thomas G. Wattles....      100,000                       $21.30      8/21/11   $  654,920
                           130,000                       $21.25     11/30/11   $  849,394
                           -------
                           230,000            8.78%
Anthony R. Manno, Jr.       40,000                       $21.30      8/21/11   $  261,968
                           100,000                       $21.25     11/30/11   $  653,380
                           -------
                           140,000            5.34%
Constance B. Moore...       40,000                       $21.30      8/21/11   $  261,968
                            96,500                       $21.25     11/30/11   $  630,512
                           -------
                           136,500            5.21%

--------
(1) These options become exercisable in one-third increments on the first, second, and third anniversaries of the dates of grant, except that such options may be exercised earlier in the case of the optionee's retirement, disability or death or upon a change of control and termination of the optionee's employment.

(2) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black-Scholes model for estimating the value of the options include the following: risk-free interest rates of 4.58%; expected lives of 5.5 years; no expected dividends; and expected volatility of 21%.

Option Exercises in 2001 and Year-End Option Values

   The following table presents information about the year-end value of unexercised options owned by the Named Executive Officers and option exercises by Named Executive Officers during 2001.

                                                                                            Value of Unexercised in-
                                                                                              the-money options at
                                               Number of Class A Shares and Class B Shares     December 31, 2001
                                               Underlying Unexercised Options at Year-End            ($)(1)
                                              --------------------------------------------- ------------------------
                   Class A  Class B
                    Shares   Shares                                   Class A
                   Acquired Acquired            Class A     Class B   Shares     Class B
                      On       On     Value     Shares      Shares    Unexer-    Shares                    Unexer-
                   Exercise Exercise Realized Exercisable Exercisable cisable Unexercisable Exercisable    cisable
                      #        #        $          #           #         #          #            $            $
                   -------- -------- -------- ----------- ----------- ------- ------------- -----------   ---------
William D. Sanders    --       --         --     6,551      525,860      916     886,783     6,748,367    6,060,373
C. Ronald
  Blankenship.....    --       --         --    11,510      470,289    1,212     796,592     9,875,883    5,053,377
Thomas G. Wattles.    --       --         --     9,640      272,005    1,019     465,114     7,245,022    3,074,501
Anthony R. Manno,
  Jr..............    --       --         --     3,182      169,101      316     270,814     2,360,641    1,562,514
Constance B.
  Moore...........   396       --    188,482     2,033      215,999      145     388,501     2,830,329    3,181,418

--------
(1) Based on the December 31, 2001, NYSE closing prices of $1,266.70 per Class A Share and $25.37 per Class B Share.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

   Security Capital has no employment contracts with any executive officer.

   Under Security Capital's 1998 Long-Term Incentive Plan, if (i) a participant's employment is terminated or constructively terminated by Security Capital or a successor to Security Capital or an affiliated entity which is his or her employer for reasons other than cause following a change in control (as defined in the 1998 Long-Term Incentive Plan) of Security Capital or (ii) the 1998 Long-Term Incentive Plan is terminated by Security Capital or its successor following a change in control without provision for the continuation of outstanding awards, all unexpired options will become immediately exercisable and all restricted stock unit awards will immediately vest. The Company's 1995 Option Plan (the 1995 Option Plan) contains similar provisions for options granted under that plan.

   Security Capital has entered into change in control agreements with each of its officers, including the Named Executive Officers. Each of the existing change in control agreements, as in effect before the modifications provided for eight senior officers in the new agreements with GE Capital described below, provided for continued employment of the executive for two years following a change in control with position, duties, pay, benefits and perquisites no less favorable than those that existed before the change in control. If the executive experienced a Termination, as defined in the agreement, he or she would be entitled to pay and benefits for a specified number of years. The number of years ranged from three years for those executives, two years for four executives and one year for one executive. In addition, if the executive is subject to the federal excise tax on "excess parachute payments" he or she will be made whole for that tax by Security Capital. Each existing agreement defines a Termination as a termination by Security Capital (or its successors) for any reason other than death, disability or cause or by the executive upon (a) a significant change in the Executives' authorities or duties or a breach by Security Capital of its obligations under the agreement; (b) relocation of the executive's office more than fifty (50) miles; (c) a reasonable determination by the executive that, as a result of the change in control, there has been a change in circumstances significantly affecting the nature and scope of the executive's authorities and duties such that the executive is unable to exercise the authorities, powers, functions or duties associated with the executive's position or (d) the failure of Security Capital to obtain a satisfactory agreement from any successor to assume such agreements.

   In 2001, the change in control agreements were amended to provide for clarification of the definition of change in control, clarification of the target bonus payable upon a change in control and elimination of a provision relating to pooling.

   GE Capital has entered into agreements, dated as of December 14, 2001, with the five Named Executive Officers plus three other senior officers (the "December 14, 2001 Agreements"). The December 14, 2001 Agreements modified the existing change in control agreements with each of these executives. The December 14, 2001 Agreements with GE Capital modify the existing agreements by shortening the term to one year following completion of the merger. Each December 14, 2001 Agreement also provides that the executive will receive a specified amount in cash at the effective time of the merger, which has been calculated to be equal to 50% of the cash severance the executive would have received under the existing agreement upon a Termination, plus an additional amount equal to the pro rata bonus for the portion of calendar year 2002 preceding the effective time of the merger based on the executive's bonus for 2001. Each December 14, 2001 Agreement further provides for an additional payment equal to the same specified amount, at the end of the term or upon a Termination, whichever occurs first. In addition, following termination of the executive's employment for any reason other than cause, the executive and/or his family will continue to receive medical and other benefits for the specified number of years discussed above.

   On March 22, 2002, Security Capital entered into letter agreements (the "Letter Agreements") and GE Capital and Security Capital have together entered into restrictive covenants agreements (the "Restrictive Covenants Agreements") with Messrs. Sanders, Blankenship, Wattles, Szurek, A.R. Moore, and Ms. C. Moore (collectively, the "Executives"). The Letter Agreements and Restrictive Covenants Agreements supersede the change in control agreements, as modified by the December 14, 2001 Agreements, for each of the Executives.

   Restrictive Covenants Agreements. Pursuant to the Restrictive Covenants Agreements, each Executive has agreed, for a period of eighteen (18) months following the completion of the merger (the "Restricted Period"), not to become associated as an executive or board member with, or otherwise actively participate in the management of, any entity that owns and operates (i) self-storage facilities, (ii) retail shopping centers anchored by grocery-stores, drugstores, or certain general merchandise discount stores, or
(iii) central business district parking facilities (whether domestic or international). The foregoing prohibition is applicable to businesses above certain thresholds with respect to the value of its assets owned or acquired. In addition, the Restrictive Covenants Agreements also include covenants with respect to the non-solicitation of employees or customers, non-disparagement and confidentiality. In consideration for entering into the Restrictive Covenants Agreements, the Executives will be paid, at the completion of the merger, the following amounts (less applicable withholding taxes): Mr. Sanders, $7,338,800; Mr. Blankenship, $7,535,467; Mr. Wattles, $4,935,800; Mr. Moore,
$2,395,000; Ms. Moore, $2,395,000; and Mr. Szurek, $2,183,567.

   Letter Agreements. Pursuant to the Letter Agreements, each Executive agreed to terminate any rights he or she may have under (i) the Executive's change of control agreement, as of immediately prior to the completion of the merger, and
(ii) such Executive's December 14, 2001 Agreement, as of the date of the Letter Agreements. The Letter Agreements provide that each Executive will continue in the employ of Security Capital for a period of one year commencing at the completion of the merger (the "Term"), subject to the termination provisions described in the next paragraph, with pay, benefits and perquisites no less favorable than those which existed before completion of the merger.

   The Letter Agreements may be terminated by the Executive or Security Capital with thirty days prior notice of termination by the terminating party. In the event of a termination of the Executive's employment during the Term (i) voluntarily by the Executive or (ii) by the Company for any reason other than death, disability, or cause

(as defined in the Letter Agreement), Security Capital is required to (1) pay to the Executive all accrued and unpaid salary through the date of the Executive's termination of employment and (2) continue the Executive's welfare and other fringe benefits for the period commencing on the date of such termination and ending three (3) years from the expiration of the one-year term in the case of Messrs. Sanders, Blankenship and Wattles and two (2) years from the expiration of the one-year term in the case of Messrs. Moore and Szurek and Ms. Moore. If the completion of the merger occurs after May 1, 2002, the company shall pay each executive a pro rata bonus for the fiscal year in which the merger occurs, for the period commencing on May 1, 2002 and ending on the completion of the merger.

   The Letter Agreements also provide that if any payment or benefit to which the Executive is entitled becomes subject to the parachute payment excise tax (whether under the Letter Agreement or any other arrangement), the Executive will be entitled to receive excise tax gross-up payments. Security Capital and GE Capital do not expect that any excise tax gross-up payments to any of the Executives will be required. The Letter Agreements provide, however, that if a tax authority makes a final determination that a parachute payment excise tax is due and owing by an Executive, Security Capital will be obligated to make an excise tax gross-up payment based on such final determination at such time. GE Capital has agreed to cause Security Capital to honor its obligations under the Letter Agreements after the completion of the merger.

Loans to Executive Officers

   See "Item 13. Certain Relationships and Related Transactions" for a description of loans made to executive officers of Security Capital.

1998 Long-Term Incentive Plan

   The 1998 Long-Term Incentive Plan authorizes the establishment of one or more qualified and non-qualified option programs and authorizes the award of share grants (any of which may be subject to restrictions). A total of 12,257,733 Class B Shares was reserved originally for issuance and 1,614,320 remain available for award at February 22, 2002. In the event of certain transactions affecting the type or number of outstanding shares, the shares and awards subject to the 1998 Long-Term Incentive Plan may be adjusted. All exempt employees of Security Capital or any of its affiliates are eligible to participate in the 1998 Long-Term Incentive Plan. The Compensation Committee determines, subject to full Board approval for senior officers, which employees and other persons providing advisory services to Security Capital and its affiliates are eligible to receive awards under the 1998 Long-Term Incentive Plan, and the terms and conditions of those awards. Options expire on the date determined by the Compensation Committee which will not be later than the tenth anniversary of the grant date.

   The 1998 Long-Term Incentive Plan also provides that the Compensation Committee may award participants stock, the distribution of which is subject to the satisfaction of conditions established by the Compensation Committee. The number of shares and the conditions will be established by the Compensation Committee at the time the award is made, provided that any performance period will be at least one year and no more than 2,451,546 Class B Shares (20% of the total aggregate shares reserved for grant under the 1998 Long-Term Incentive
Plan) may be for stock awards. 820,562 Class B Shares remain available for stock awards at February 22, 2002.

   Subject to obtaining any approvals required by applicable law or New York Stock Exchange requirements, the Board may amend or terminate the 1998 Long-Term Incentive Plan at any time, provided that no amendment or termination may materially adversely affect the rights of participants under any award made under the 1998 Long-Term Incentive Plan prior to the date that the amendment or termination is adopted by the Board.

1995 Option Plan

   The 1995 Option Plan provides for the granting of options to purchase Class A Shares. The Compensation Committee administers the 1995 Option Plan determining, among other things, the employees of Security Capital or its subsidiaries or affiliates to whom awards under the 1995 Option Plan will be granted, and the exercise price which may not be less than the greater of the fair market value of an underlying Class A Share on the date of the grant of the option or the par value of the underlying share. The expiration date for each option is no later than the ten-year anniversary of the date on which the option is granted.

   In August, 2001, the Board amended the 1995 Option Plan to provide for the issuance of Class B Shares in place of the 64,195 Class A Shares which remained available for grant under the 1995 Option Plan at that date. Options for up to 3,209,756 Class B Shares remain available for grant under the 1995 Option Plan at February 22, 2002. In the event of certain transactions affecting the type or number of shares outstanding, the number of shares or awards outstanding under the 1995 Option Plan may be adjusted.

   Subject to obtaining any approvals required by applicable law or New York Stock Exchange requirements, the Board may amend or terminate the 1995 Option Plan at any time, provided that no amendment or termination may materially adversely affect the rights of any participant or beneficiary under any option granted under the 1995 Option Plan prior to the date that amendment or termination is adopted by the Board.

Other Option Plans

   Security Capital's predecessors also adopted the Security Capital Realty Investors Incorporated Option Plans A and B (each, a Realty Option Plan) and the Security Capital Group Incorporated 1991 and 1992 Option Plans A and the 1991 and 1992 Option Plans B (each, a Group Option Plan). The Realty Option Plans provide for the grant of options to purchase Class A Shares. Each of the Group Option Plans provides for the grant of options to purchase Class A Shares. Generally, all of the plans contain terms substantially similar to the 1995 Option Plan. The number of Class A Shares reserved for issuance pursuant to options under the Realty Option Plans A and B and the Group 1991 and 1992 Option Plans A and the 1991 and 1992 Option Plans B are 16,366; 3,845; 9,982; 29,946; 7,010 and 21,031, respectively. Of those shares 2,430, 4, 1,076, 5,189,
748, and 1,866 respectively, remain available for the granting of options thereunder at February 22, 2002.

Effect of Merger on Stock Option and Restricted Stock Unit Awards

   Each outstanding option and restricted stock unit award, whether vested or unvested, will automatically be canceled at the effective time of the merger. GE Capital will, or will cause the surviving corporation in the merger to, provide the holder of each Security Capital stock option the difference between the exercise price for the option and $26.00 either all in cash or, at the election of the holder, partially in cash and partially in shares of ProLogis stock, if these shares form part of the merger consideration, times the number of shares subject to the option, and provide to the holder of each restricted stock unit award an amount equal to $26.00 times the number of shares subject to the restricted stock unit award either all in cash or, at the election of the holder, partially in cash and partially in shares of ProLogis stock, if these shares form part of the merger consideration, in each case net of applicable withholding. GE Capital has also agreed that the account balances of all employees under Security Capital's 401(k) plan and Nonqualified Savings Plan and of all non-employee directors under the Deferred Fee Plan for Directors will vest upon completion of the merger. The portion of such account balances under the Nonqualified Savings Plan and the Deferred Fee Plan for Directors that are deemed invested in Security Capital common stock will be converted upon completion of the merger into cash balances or, if GE Capital elects to substitute ProLogis common shares for part of the cash consideration, and the employee or director so elects, into an account deemed invested in the applicable merger consideration.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth, as of February 8, 2002, the beneficial ownership of Class A Shares and Class B Shares for (i) each Director of
Security Capital, (ii) the Chief Executive Officer and the four other most highly compensated executive officers of Security Capital during 2001 (the
Named Executive Officers), (iii) each person known to Security Capital to be the beneficial owner of more than 5% of the outstanding Class A Shares or Class B Shares and (iv) the Directors, an advisory director and executive officers of Security Capital as a group. The last column shows the percentage of votes represented by the outstanding voting securities held by such persons. Unless otherwise indicated in the footnotes, the shares are owned directly, and the indicated person or entity has sole voting and investment power. The address of each Director and Named Executive Officer and the advisory director is c/o Security Capital Group Incorporated at the administrative offices of SCGroup Incorporated located at 7777 Market Center Avenue, El Paso, Texas 79912.

                                                                Class A Shares        Class B Shares
                                                               ----------------  -----------------------
Name and Address of Beneficial Owner                           Number (1) % (2)  Number (3) (4) % (2) (5)
------------------------------------                           ---------- -----  -------------- ---------
C. Ronald Blankenship (6).....................................   13,108    1.77%    2,151,959      2.02%
Hermann Buerger (7)...........................................      375       *     6,654,955      6.01%
John P. Frazee, Jr. (8).......................................    6,065       *       333,259         *
Cyrus F. Freidheim, Jr. (9)...................................    3,045       *       217,350         *
H. Laurance Fuller (10).......................................    4,958       *       277,900         *
Janet Hill....................................................        0       *        14,507         *
Ray L. Hunt (11)..............................................   27,660    3.79%    1,663,024      1.58%
John T. Kelley, III (12)......................................    4,549       *       272,096         *
Jay O. Light..................................................        0       *        44,509         *
William D. Sanders (13).......................................   81,211   10.95%    5,638,017      5.14%
Peter S. Willmott (14)........................................    4,219       *       322,297         *
Frank P. Lowy, Jr.(15)........................................   52,431    7.22%    4,585,836      4.30%
Thomas G. Wattles (16)........................................   11,053    1.50%    1,460,172      1.38%
Anthony R. Manno, Jr..........................................    3,905       *       776,275         *
Constance B. Moore............................................    2,650       *       836,976         *
Total Directors and executive officers as a Group (23 persons)  224,255   28.24%   27,611,486     21.37%
Commonwealth of Pennsylvania, Public School Employes'            97,723   13.45%   13,372,453     12.27%
  Retirement System (17)
   5 North 5th Street
   Harrisburg, PA 17101
United States Steel and Carnegie Pension Fund (18)               74,285   10.23%    3,714,250      3.44%
   350 Park Avenue, 17th Floor
   New York, NY 10022
Pacific Financial Research, Inc. (19)                            12,857    1.77%    9,097,854      8.64%
   9601 Wilshire Blvd., Suite 800
   Beverly Hills, CA 90210
Wellington Management Company, LLP (20)                               0       *     5,862,850      5.63%
   72 State Street
   Boston, MA 02100

--------
*  Less than 1%

(1) Includes Class A Shares which may be acquired upon conversion of convertible debentures, or the exercise of options or warrants, within 60 days for Messrs. Blankenship (12,722), Buerger (375), Frazee (2,553), Freidheim (2,553), Fuller (2,553), Mrs. Hill (0), Messrs. Hunt (2,553), Kelley (2,553), Light (0), Sanders (15,528), Willmott (1,189), Wattles (10,659), Manno (3,498) and Ms. Moore (2,178), and all Directors and executive officers as a group (67,817).

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

(4) Includes Class B Shares which may be acquired upon the exercise of options or vesting of restricted stock units within 60 days for Messrs. Blankenship (1,492,036), Buerger (30,000), Frazee (30,000), Freidheim (30,000), Fuller
    (30,000), Mrs. Hill (14,507), Messrs. Hunt (30,000), Kelley (30,000), Light
    (10,685), Sanders (1,565,306), Willmott (30,000), Wattles (899,003), Manno
    (553,933) and Ms. Moore (663,888), and all Directors and executive officers as a group (7,289,565). Includes Class B stock held through the 401(k) savings plan as of February 8, 2002, for Messrs. Blankenship (731), Sanders (1,236), Wattles (1,316), Manno (1,092) and Ms. Moore (1,405) and all
    executive officers as a group (13,661).

(5) For each person who owns Class A Shares, the calculation of the percentage ownership assumes that only that person has converted all of his or her Class A Shares into Class B Shares and that no other person has converted any Class A Shares.

(6) Includes 2,000 Class B Shares held by a corporation of which Mr. Blankenship is a controlling shareholder.

(7) Mr. Buerger is Regional Board Member of Commerzbank AG in New York. Commerzbank AG, Grand Cayman Bank, Corporate Center at Rye, 555 Theodore Fremd Ave., Suite B-200, Rye, NY 10580, beneficially owns 6,606,205 Class B Shares as a result of owning 257,642 Series B Preferred Shares, with respect to all of which it has sole power to vote or direct the vote and sole power to dispose or direct the disposition, which shares are included in Mr. Buerger's amount. Mr. Buerger disclaims beneficial ownership of these shares.

   On March 22, 2002, GE Capital entered into a Stock Purchase Agreement with Commerzbank AG, Grand Cayman Branch (the "Purchase Agreement"), which provides for, among other things, GE Capital to purchase from Commerzbank AG, Grand Cayman Branch, all of the shares of Series B Preferred Shares held of record and beneficially owned by Commerzbank AG, Grand Cayman Branch. The purchase of the Series B Preferred Shares by GE Capital is conditioned upon, among other things, all conditions to the consummation of the GE Capital merger having been satisfied or waived and the GE Capital merger having been consummated immediately prior to the purchase of the Series B Preferred Shares. Subject to the terms and conditions contained in the Purchase Agreement, GE Capital will purchase the shares of Series B Preferred Shares from Commerzbank AG, Grand Cayman Branch for a per share amount equal to $1,000 plus all accrued and unpaid dividends payable thereon (calculated at the dividend rate and otherwise in accordance with the terms of the designations of the Series B Preferred Shares) up to, but excluding the date of purchase.

(8) Includes five Class A Shares held by Mr. Frazee's children and three Class A Shares held by his wife.

(9) Includes 100 Class A Shares held by a family trust and 5,750 Class B Shares held by Mr. Freidheim's wife.

(10) Includes two Class A Shares held by Mr. Fuller's wife.

(11) Includes eight Class A Shares held by family trusts for which Mr. Hunt is trustee; and 7,352 Class A Shares for which Mr. Hunt shares beneficial ownership pursuant to a power of attorney. Excludes 3,521 Class A Shares which Mr. Hunt's wife owns as separate property; 23,771 Class A Shares held by Hunt Private Equity Group, Inc. and 3,672 Class A Shares held by Mt. Vernon Insurance Company, the capital stock of which is held indirectly through a series of corporation by trusts for the benefit of Mr. Hunt and members of his family, as to which Mr. Hunt disclaims beneficial ownership. Includes 250,000 Class B Shares held by family trusts which have granted Mr. Hunt authority with respect to the voting and disposition of these shares.

(12) Includes 1,995 Class A Shares and 14,375 Class B Shares held by a trust of which Mr. Kelley is trustee.

(13) Includes 778 Class A Shares held by the Sanders Foundation; 5,775 Class A Shares held by Sanders Partners Incorporated; 2,286 Class A Shares held by two family partnerships; and 19,938 Class A Shares held by the William D. Sanders and Luanne Sanders Charitable Remainder Trust.

(14) Includes three Class A Shares held by Mr. Willmott's children and two Class A Shares held by Mr. Willmott's wife.

(15) Mr. Lowy is an advisory director. The Class A Shares and the Class B Shares are held by LFG Holding Pty., Limited, an Australian corporation in which interests associated with Mr. Lowy and members of his family own a 100% interest.

(16) Includes two Class A Shares held by Mr. Wattles' wife, eight Class A Shares held by his children, 149 Class A Shares and 7,203 Class B Shares held in an IRA account.

(17) Information with respect to the beneficial ownership of Commonwealth of Pennsylvania Public School Employes' Retirement System ("PSERS") is included herein in reliance on an amended Schedule 13G dated February 4, 2002, and a Form 4 statement for January 2002 filed with the SEC. The filings indicate that PSERS has sole power to vote or direct the vote of 97,723 Class A Shares and sole power to vote or direct the vote of 8,486,303 Class B Shares and sole power to dispose or direct the disposition of 97,723 Class A Shares and sole power to dispose or direct the disposition of 8,486,303 Class B Shares. Prior to the commencement of the Security Capital share repurchase program in 1999, PSERS had purchased shares in the open market which represented a 9.8% ownership interest. Because of the Security Capital share repurchase program and a reduction in the number of shares outstanding, PSERS exceeded the 9.8% ownership limit contained in Security Capital's charter. The Board of Security Capital has approved PSERS holding more than 9.8% of the outstanding shares, provided that PSERS does not purchase additional shares. PSERS acquired additional shares as a result of its ownership of Security Capital U.S. Realty shares which were exchanged for Class B Shares as a result of the business combination between Security Capital and Security Capital U.S. Realty.

(18) Information with respect to beneficial ownership of United States Steel and Carnegie Pension Fund is included herein in reliance on an amended
     Schedule 13G dated February 13, 2002, filed with the SEC. The Schedule 13G indicates that United States Steel and Carnegie Pension Fund has sole power to vote and sole power to dispose of 74,285 Class A Shares.

(19) Information with respect to beneficial ownership of Pacific Financial Research, Inc. is included herein in reliance on a Schedule 13G dated February 14, 2002, filed with the SEC. The Schedule 13G indicates that Pacific Financial Research, Inc. has sole power to vote 8,406,000 Class B Shares, including 642,850 Class B Shares issuable upon conversion of Class A Shares; no voting power for 641,354 Class B Shares, including 23,700 Class B Shares issuable upon conversion of Class A Shares and 54,164 Class B Shares issuable upon conversion of convertible debentures; sole dispositive power of 8,993,690 Class B Shares and shared dispositive power of 54,164 Class B Shares.

(20) Information with respect to beneficial ownership of Wellington Management Company, LLP is included herein in reliance on an amended Schedule 13G dated February 14, 2002, filed with the SEC. The Schedule 13G indicates that Wellington Management Company, LLP has shared power to vote or direct the vote of 5,833,550 Class B Shares and shared power to dispose or direct the disposition of 5,862,850 Class B Shares.

   The following table sets forth, as of February 8, 2002, the beneficial ownership of the outstanding common shares of each of ProLogis, Storage USA, Regency, and SC-European Realty, each of which is an affiliate of Security Capital, for (i) each Director of Security Capital, (ii) each Named Executive Officer and (iii) the Directors and executive officers of Security Capital as a group. The address of each person listed below is c/o Security Capital Group Incorporated at the administrative offices of SCGroup Incorporated located at 7777 Market Center Avenue, El Paso, Texas 79912. Unless otherwise indicated in the footnotes, all of the interests are owned directly, and the indicated person or entity has sole voting and investment power.

                                                                      SC-European
                                            ProLogis    Storage USA     Realty       Regency
                                          ------------- ------------ ------------- ------------
Name of Beneficial Owner                  Number  % (1) Number % (1) Number  % (1) Number % (1)
------------------------                  ------- ----- ------ ----- ------- ----- ------ -----
C. Ronald Blankenship (2)................     878   *    7,837   *         0   *        0   *
Hermann Buerger..........................       0   *        0   *         0   *        0   *
John P. Frazee, Jr. (3)..................   2,929   *        0   *         0   *        0   *
Cyrus F. Freidheim, Jr...................      14   *        0   *         0   *        0   *
H. Laurance Fuller (4)...................   2,846   *        0   *         0   *        0   *
Janet Hill...............................       0   *        0   *         0   *        0   *
Ray L. Hunt (5)..........................       0   *        0   *   382,500   *      480   *
John T. Kelley, III (6)..................  88,833   *        0   *         0   *   30,800   *
Jay O. Light.............................   1,601   *        0   *         0   *        0   *
William D. Sanders (7)...................     455   *    9,739   *   106,250   *    9,187   *
Peter S. Willmott (8)....................       6   *    1,000   *         0   *        0   *
Frank P. Lowy............................       0   *        0   *         0   *        0   *
Thomas G. Wattles (9)....................  28,821   *        0   *         0   *       61   *
Anthony R. Manno, Jr.....................       0   *        0   *         0   *        0   *
Constance B. Moore.......................       0   *        0   *         0   *        0   *
All Directors and executive officers as a
  Group (23 persons)..................... 128,981   *   29,183   *   489,600   *   44,372   *

--------
*  Less than 1%.
(1) For each person who owns options which are exercisable within 60 days, the calculation of the percentage ownership assumes that only that person has exercised all of his options and that no other person has exercised any outstanding options.

(2) Storage USA shares include 6,000 shares which may be acquired upon exercise of options within 60 days.

(3) ProLogis common shares include 402 shares held by Mr. Frazee's wife and 1,206 shares held by his children.

(4) Includes 402 ProLogis common shares held by Mr. Fuller's wife.

(5) The SC-European Realty shares are shares for which Mr. Hunt shares beneficial ownership pursuant to powers of attorney. Excludes 425,000 shares owned by Hunt Securities Corporation, as to which Mr. Hunt disclaims beneficial ownership.

(6) ProLogis common shares and Regency shares are held in a trust for which Mr. Kelley is trustee.

(7) ProLogis shares are held by Mr. Sanders' wife. Storage shares include 7,722 shares which may be acquired upon exercise of options within 60 days.

(8) Includes four ProLogis shares held by Mr. Willmott's children and two ProLogis shares held by Mr. Willmott's wife.

(9) ProLogis shares include 2,574 shares held by Mr. Wattles' children and 8,040 shares held in an IRA account for Mr. Wattles and his wife. Regency shares are held by one of Mr. Wattles' children.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires Security Capital's Directors, executive officers and beneficial owners of more than 10 percent of the outstanding Class A Shares or Class B Shares to file reports of ownership and changes in ownership of the Class A Shares or Class B Shares with the Securities and Exchange Commission and to send copies of those reports to Security Capital. Based solely on a review of those reports and amendments thereto furnished to Security Capital and on written representations of certain of those persons that they were not required to file certain of those reports, Security Capital believes that no such person failed to file any such report on a timely basis during 2000.

Item 13. Certain Relationships and Related Transactions

   C. Ronald Blankenship, a Director, Vice Chairman and Chief Operating Officer of Security Capital, is a party to a full recourse secured note and related pledge agreement executed in 1996 with Security Capital, under which Security Capital loaned Mr. Blankenship $925,000. The note is due on the earlier of January 15, 2005, 120 days after Mr. Blankenship is no longer an officer of Security Capital or, if a change of control of Security Capital occurs and Mr. Blankenship's employment with Security Capital is terminated, one year after such termination. Interest accrues at six percent per year and is payable annually on January 15 each year the note is outstanding. The note is secured by Class A Shares of Security Capital owned by Mr. Blankenship, common shares of Archstone and ProLogis owned by Mr. Blankenship, and a life insurance policy on Mr. Blankenship in the amount of $925,000, which policy names Security Capital as beneficiary. Mr. Blankenship has also agreed that if he exercises any options for Security Capital securities prior to payment of the note, any securities obtained upon exercise of those options will become subject to the pledge agreement and the net proceeds (after payment of minimum withholding taxes) from the sale of any securities obtained upon exercise of those options will be immediately applied to payment of the note.

   Thomas G. Wattles, a Managing Director of Security Capital, is a party to a full recourse secured note and related pledge agreement executed in 1997, under which Security Capital loaned Mr. Wattles $418,936.93. The note is due on the earlier of January 15, 2005, 120 days after Mr. Wattles is no longer an officer of Security Capital or, if a change of control of Security Capital occurs and Mr. Wattles' employment with Security Capital is terminated, one year after such termination. Interest accrues at six percent per year and is payable annually on January 15 each year the note is outstanding. The note is secured by Class A Shares of Security Capital owned by Mr. Wattles, common shares of ProLogis owned by Mr. Wattles, and by a life insurance policy on Mr. Wattles in the amount of $536,000, which policy has been assigned to Security Capital. Mr. Wattles has also agreed that if he exercises any options for Security Capital securities prior to payment of the note, any securities obtained upon exercise of those options will become subject to the pledge agreement and the net proceeds (after payment of minimum withholding taxes) from the sale of any securities obtained upon exercise of those options will be immediately applied to payment of the note.

   Anthony R. Manno, Jr., a Managing Director of SC-Research & Management, has a loan outstanding with Security Capital in the principal amount of $250,000 under a secured amended and restated note dated December 1, 1999 (originally issued in June 1997). The note is due on January 12, 2003 or 120 days after the date Mr. Manno ceases to be an officer of any affiliate of Security Capital. Interest on the note accrues at a rate of six percent per annum, and is payable annually. Mr. Manno used the proceeds of the loan to purchase shares of SC-Preferred Growth, which is managed by SC-Research & Management, and the note is secured by those shares.

   Paul E. Szurek, Chief Financial Officer of Security Capital, has a loan outstanding with Security Capital in the principal amount of $75,000 under a note dated October 30, 1995. The note is due on January 4, 2005, and interest accrues at a floating rate per annum equal to the lowest rate charged by Morgan Guaranty Trust Company of New York to its most creditworthy corporate customers for unsecured loans having a maturity of ninety days or less, in effect from time to time, plus .25%. Interest is payable semiannually. Mr. Szurek used the proceeds of the loan to purchase common shares of SC-U.S. Realty, which company was acquired by Security Capital in 2001 and which shares were exchanged for Class B Shares. At the time the loan was originally made, Mr. Szurek was scheduled to become an officer of SC-U.S. Realty.

   In February 1999, Security Capital sold a house located in Santa Fe, New Mexico, and a community club membership, associated with the house to Constance
B. Moore and her husband for $730,000, as part of their relocation to Santa Fe. Security Capital had purchased the house and membership, in July 1997 for $790,000 from a former employee of Security Capital as part of his relocation. Ms. Moore and her husband have agreed that if they sell the house for more than $685,000, Security Capital will receive 50% of the proceeds above $685,000 and Security Capital will reimburse Ms. Moore for any losses resulting from the sale of the house for less than $685,000. Ms. Moore and her husband have no obligation to share with Security Capital any of the proceeds from a sale of the club membership.

   Homestead Village, a former affiliate of Security Capital, had a $35 million revolving credit facility and a $61 million term loan with Commerzbank AG, New York Branch (Commerzbank), an affiliate of the entity which owns Security Capital's Series B Preferred Shares, as the arranger or agent, and other lenders. Prior to April 27, 2001, borrowings accrued interest at rates equal to 2.5% over LIBOR, 2% over the prime rate and 2.5% over the federal funds rate. Homestead Village paid $26 million in principal on the term loan in February 2001 in connection with the sale of 23 Homestead Village properties to an unaffiliated purchaser. On April 27, 2001, Homestead Village entered into an amended and restated credit facility which provided solely for a revolving line of up to $35.0 million in borrowings, a reduction in the interest rate of 2.0% over LIBOR and an extension of the maturity date to February 2004. During the balance of 2001, there was an average of $9.7 million outstanding on the revolving line, which was paid prior to November 2001. The revolving credit facility was cancelled upon the sale of Homestead Village in November 2001.

   In connection with the business combination with SC-U.S. Realty, a former affiliate of Security Capital, which was completed in January 2001, Security Capital entered into an Amended and Restated Credit Agreement, dated as of December 8, 2000, among Security Capital and 11 financial institutions (the Revolving Credit Facility), and a Term Loan Agreement, dated as of December 8, 2000, among Security Capital and 11 financial institutions (the Term Loan). Under the Revolving Credit Facility, Security Capital could have borrowed up to $470 million on a revolving basis, subject to the value of certain securities beneficially owned by Security Capital less certain liabilities of Security Capital. Borrowings accrued interest at the election of Security Capital of either LIBOR or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%) plus in each case a margin (1.20% as of December 31, 2001), based upon Security Capital's credit rating. The Revolving Credit Facility was amended in June 2001 reducing the total borrowings available to $450 million and extending the agreement through April 6, 2003, with an option to renew for successive one-year periods with the approval of lenders. The Revolving Credit Facility is guaranteed by several wholly-owned subsidiaries of Security Capital. Commerzbank has a $55 million commitment for the Revolving Credit Facility. As of March 22, 2002, there are no borrowings under the Revolving Credit Facility. The Revolving Credit Facility is expected to be terminated upon the closing of the GE merger.

   Security Capital borrowed $530 million under the Term Loan. Borrowings accrued interest at the election of Security Capital at either LIBOR or a Base Rate (defined as the higher of Wells Fargo prime rate or the Federal Funds rate plus .50%), plus in each case a margin (1.30% at December 31, 2000), based upon Security Capital's credit rating. The agreement was effective through January 17, 2002, with an option to extend with the approval of the lenders. The Term Loan was guaranteed by SC Realty. Commerzbank had a $75 million commitment for the Term Loan. The Term Loan was paid in full and terminated on February 28, 2001.

   During 2000 and 2001, InterPark entered into a financing arrangement with PSERS, a beneficial owner of more than 5% of the outstanding Class A and Class B Shares, for $100 million of subordinated convertible debt financing with a maturity date of June 30, 2010. The interest rate is 7.00% with 4.00% current, paid in semi-annual payments and 3.00% accrued. At the option of PSERS, the outstanding debt may be converted into shares of common stock of InterPark, on or after June 10, 2005, at a conversion rate of $12.20 per share. At
December 31, 2001, $100 million was outstanding under this arrangement.

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

 Schedule III.

   All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

          3. Exhibits:

             See Index to Exhibits, which is incorporated herein by reference.

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                                   Financial
                   Date              Item Reported Statements
                   ----              ------------- ----------
                   November 7, 2001. Items 7 and 9     No
                   November 21, 2001 Items 2 and 7     No
                   November 30, 2001 Items 2 and 7     No
                   December 26, 2001 Items 2 and 7     No

      (c) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                          -------
Security Capital Group Incorporated
   Report of Independent Public Accountants..............................................................      46
   Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................      47
   Consolidated Statements of Operations and Comprehensive Income for the years ended
     December 31, 2001, 2000 and 1999....................................................................   48-49
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000
     and 1999............................................................................................      50
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............   51-52
   Notes to Consolidated Financial Statements............................................................   53-75
   Schedule I - Condensed Financial Information of Registrant............................................   76-79
   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.......................   80-81
Regency Centers Corporation
   Independent Auditors' Report..........................................................................      82
   Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................      83
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999............      84
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
     2000 and 1999.......................................................................................      85
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............   86-87
   Notes to Consolidated Financial Statements............................................................  88-100
   Independent Auditors' Report on Financial Statement Schedule..........................................     101
   Schedule III - Combined Real Estate and Accumulated Depreciation as of December 31, 2001.............. 102-107
Archstone Communities Trust
   Independent Auditors' Report..........................................................................     108
   Balance Sheets as of December 31, 2000 and 1999.......................................................     109
   Statements of Earnings for the years ended December 31, 2000, 1999 and 1998...........................     110
   Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998...............     111
   Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........................     112
   Notes to Financial Statements......................................................................... 113-135
   Independent Auditors' Report..........................................................................     136
   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000....................... 137-143
Security Capital U.S. Realty
   Auditors' Report......................................................................................     144
   Consolidated Statements of Net Assets at December 31, 2000 and 1999...................................     145
   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998............     146
   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998............     147
   Consolidated Statements of Changes in Net Assets for the years ended December 31, 2000, 1999 and 1998.     148
   Consolidated Statements of Changes in Shares Outstanding for the years ended
     December 31, 2000, 1999 and 1998....................................................................     148
   Consolidated Financial Highlights for the years ended December 31, 2000, 1999 and 1998................     148
   Consolidated Schedules of Strategic Investment Positions at December 31, 2000 and 1999................     149
   Consolidated Schedules of Other Investment Positions at December 31, 2000 and 1999....................     150
   Notes to the Consolidated Financial Statements........................................................ 151-157
ProLogis Trust
   Report of Independent Public Accountants..............................................................     158
   Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................     159
   Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997..............     160
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.. 161-162
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............     163
   Notes to Consolidated Statements...................................................................... 164-199
   Report of Independent Public Accountants..............................................................     200
   Schedule III--Real Estate and Accumulated Depreciation as of December 31, 1999........................ 201-215

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Security Capital Group Incorporated:

   We have audited the accompanying consolidated balance sheets of Security Capital Group Incorporated (a Maryland Corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules referred to below based on our audits. We did not audit the financial statements of Security Capital EU Management Holdings (for the years ended 2001, 2000 and 1999), Archstone Communities Trust (for the years ended 2000 and 1999), CarrAmerica Realty Corporation (for the year ended 2001), Regency Centers Corporation (for the year ended 2001), Security Capital European Realty (for the year ended 2000) and the combined financial statements of four subsidiaries of Security Capital European Realty (Akeler Holdings S.A., B.C. Holdings S.A., CWE Property Holdings S.A. and Access Self-Storage Holdings S.A.) (for the year ended 2001) for which the accompanying statements reflect 10% and 25% of the total consolidated assets of Security Capital Group Incorporated and subsidiaries as of December 31, 2001 and 2000, respectively, and 13%, 11% and 17% of the total consolidated income in the consolidated statements of operations of Security Capital Group Incorporated and subsidiaries for each of the three years ended December 31, 2001, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of other auditors.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Security Capital Group Incorporated and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The attached Schedules I and III are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basis consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                                         December 31,
                                                                                                    ----------------------
                                                                                                       2001         2000
                                                                                                    ----------   ----------
                                             ASSETS
Investments, at equity:
    Archstone Communities Trust.................................................................... $       --   $  488,884
    ProLogis Trust.................................................................................    513,508      565,184
    Regency Centers Corporation....................................................................    466,871           --
    Security Capital European Realty...............................................................    381,856      393,200
    Security Capital U.S. Realty...................................................................         --      925,417
    SC-Research & Management:
     Security Capital Preferred Growth Incorporated................................................     91,079       88,716
     SC-US Real Estate Shares......................................................................     14,967       14,988
    Storage USA, Incorporated......................................................................    208,036           --
                                                                                                    ----------   ----------
                                                                                                     1,676,317    2,476,389
Real estate, less accumulated depreciation.........................................................  1,081,643      999,278
Investments in publicly traded real estate securities, at market value.............................     10,245       10,993
                                                                                                    ----------   ----------
       Total real estate investments...............................................................  2,768,205    3,486,660
Cash and cash equivalents..........................................................................  1,468,020       28,917
Note receivable....................................................................................    115,000           --
Deferred income tax asset..........................................................................    281,845           --
Other assets.......................................................................................    125,452      121,636
                                                                                                    ----------   ----------
       Total assets................................................................................ $4,758,522   $3,637,213
                                                                                                    ==========   ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Lines of credit................................................................................ $       --   $   66,500
    Mortgage and construction notes payable........................................................    458,218       45,668
    Long-term debt.................................................................................    799,745      699,676
    Convertible debentures.........................................................................    196,329      229,818
    Capital lease obligation.......................................................................         --      137,017
    Accounts payable and accrued expenses..........................................................    132,394      112,650
    Deferred income tax liability..................................................................         --       52,832
                                                                                                    ----------   ----------
       Total liabilities...........................................................................  1,586,686    1,344,161
Minority interests.................................................................................     10,895           63
Shareholders' Equity:
    Class A Common Shares, $.01 par value; 15,543,012 shares authorized;
     826,031 and 1,029,728 shares issued and outstanding in 2001 and 2000, respectively............          8           10
    Class B Common Shares, $.01 par value; 234,199,346 authorized;
     98,117,903 and 51,737,531 shares issued and outstanding in 2001 and 2000, respectively........        981          517
    Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2001 and
     2000; stated liquidation preference of $1,000 per share.......................................    257,642      257,642
    Additional paid-in capital.....................................................................  2,824,338    2,126,290
    Accumulated other comprehensive income (loss)..................................................    (49,179)     (35,091)
    Retained earnings (deficit)....................................................................    127,151      (56,379)
                                                                                                    ----------   ----------
       Total shareholders' equity..................................................................  3,160,941    2,292,989
                                                                                                    ----------   ----------
       Total liabilities and shareholders' equity.................................................. $4,758,522   $3,637,213
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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                     (In thousands, except per share data)

                                                              Year Ended December 31,
                                                           ----------------------------
                                                             2001      2000     1999
                                                           --------  -------- ---------
INCOME:
Property revenues:
   BelmontCorp............................................ $ 19,835  $ 12,462 $   3,230
   City Center Retail Trust...............................   20,506        --        --
   CWS Communities Trust..................................   30,789        --        --
   Homestead Village Incorporated.........................  205,857   262,518   223,500
   InterPark..............................................  124,557        --        --
Equity in earnings (loss) of:
   Archstone Communities Trust............................    7,308    81,955    79,700
   CarrAmerica Realty Corporation.........................   19,971        --        --
   ProLogis Trust.........................................   26,323    48,010    41,072
   Regency Centers Corporation............................   62,927        --        --
   Security Capital European Realty.......................      516     2,284    (2,669)
   Security Capital U.S. Realty...........................  (16,475)  206,501   (46,798)
   SC-Research & Management:
       Security Capital Preferred Growth Incorporated.....   10,622    23,412     2,888
       SC-US Real Estate Shares...........................    1,066     6,883        --
   Storage USA, Incorporated..............................   28,577        --        --
   Strategic Hotel Capital Incorporated...................       --        --    11,247
Realized capital gains (losses)...........................  122,522   154,893   (53,856)
Other.....................................................   19,236     2,766     8,341
                                                           --------  -------- ---------
                                                            684,137   801,684   266,655
                                                           --------  -------- ---------
EXPENSES:
Property expenses:
   BelmontCorp............................................   15,692    10,216     3,786
   City Center Retail Trust...............................    9,227        --        --
   CWS Communities Trust..................................   10,767        --        --
   Homestead Village Incorporated.........................   83,200   107,749    98,009
   InterPark..............................................   73,556        --        --
General, administrative and other expenses,
  net of reimbursements from related parties..............   60,248    25,010    55,330
Depreciation and amortization.............................   60,906    45,981    44,915
Interest expense..........................................  122,544   108,558   133,454
Provision for loss on real estate and special charges.....       --    69,481    65,296
                                                           --------  -------- ---------
                                                            436,140   366,995   400,790
                                                           --------  -------- ---------
Earnings (loss) from operations........................... $247,997  $434,689 $(134,135)
                                                           --------  -------- ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AND COMPREHENSIVE INCOME (LOSS)--(Continued)

                     (In thousands, except per share data)

                                                                         Year Ended December 31,
                                                                      -----------------------------
                                                                        2001      2000      1999
                                                                      --------  --------  ---------
Earnings (loss) from operations...................................... $247,997  $434,689  $(134,135)
Provision for income tax expense (benefit):
   Current...........................................................   81,875    58,588       (785)
   Deferred..........................................................  (42,616)   60,457    (14,064)
                                                                      --------  --------  ---------
Total income expense (benefit).......................................   39,259   119,045    (14,849)
   Minority interests in net earnings (loss) of subsidiaries.........    3,494     2,154    (20,429)
                                                                      --------  --------  ---------
Earnings (loss) before extraordinary items and change in
 accounting principle:...............................................  205,244   313,490    (98,857)
   Extraordinary items--gain (loss) on early extinguishments of debt.   (3,679)   21,814     16,032
   Change in accounting principle--cumulative effect on prior........
   years of expensing costs of start-up activities...................       --        --    (16,136)
                                                                      --------  --------  ---------
Net earnings (loss)..................................................  201,565   335,304    (98,961)
   Less Preferred Share dividends....................................  (18,035)  (18,035)   (18,035)
                                                                      --------  --------  ---------
Net earnings (loss) attributable to common shares....................  183,530   317,269   (116,996)
Other comprehensive income (loss):
   Foreign currency translation adjustments, net.....................  (14,088)  (23,071)   (17,395)
                                                                      --------  --------  ---------
Comprehensive income (loss).......................................... $169,442  $294,198  $(134,391)
                                                                      ========  ========  =========
Weighted-average Class B common share equivalents outstanding:
   Basic.............................................................  139,432   107,514    119,255
                                                                      ========  ========  =========
   Diluted...........................................................  151,371   126,232    119,255
                                                                      ========  ========  =========
Earnings (loss) per share:
   Basic earnings (loss) before extraordinary items and
     change in accounting principle.................................. $   1.34  $   2.75  $   (0.98)
   Extraordinary items--gains (losses) on early extinguishments
     of debt.........................................................    (0.02)     0.20       0.13
   Change in accounting principle--cumulative effect of
     expensing costs of start-up activities..........................       --        --      (0.13)
                                                                      --------  --------  ---------
   Basic net earnings (loss) attributable to common shares........... $   1.32  $   2.95  $   (0.98)
                                                                      ========  ========  =========
   Diluted earnings (loss) before extraordinary items and
     change in accounting principle.................................. $   1.30  $   2.57  $   (0.98)
   Extraordinary items--gains (losses) on early extinguishments
     of debt.........................................................    (0.02)     0.17       0.13
   Change in accounting principle--cumulative effect of
     expensing cost of start-up activities...........................       --        --      (0.13)
                                                                      --------  --------  ---------
   Diluted net earnings (loss) attributable to common shares......... $   1.28  $   2.74  $   (0.98)
                                                                      ========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidaries
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands, except shares)

                                                             Common Stock
                                                 ------------------------------------
                                                      Class A                Class B
                                                 ----------------      ------------------        Series B Preferred
                                                   Shares       Par      Shares         Par          Shares at
                                                 Outstanding   Value   Outstanding     Value     Liquidation Value
                                                 -----------   -----   -----------     -----     ------------------
Balances at December 31, 1998...................  1,487,109     $15     47,628,481     $ 476         $ 257,642
  Conversion of Class A Shares to
   Class B Shares...............................  (207,867)     (2)     10,393,335       104               --
  Conversion of 2016 Convertible Debentures to
   Class B Shares...............................         43      --        260,953         3                --
  Share repurchase program......................    (69,705)     (1)    (5,601,547)      (56)               --
  Issuance of Shares, net.......................      8,831      --         14,398        --                --
  Net loss......................................         --      --             --        --                --
  Series B Preferred Share dividends............         --      --             --        --                --
  Foreign currency translation adjustments, net.         --      --             --        --                --
                                                  ---------     ---    -----------     -----         ---------
Balances at December 31, 1999................... 1,218,411     $12...   52,695,620     $ 527         $257,642
  Conversion of Class A Shares to
   Class B Shares...............................  (130,868)     (1)..    6,543,409        66                --
  Conversion of 2016 Convertible Debentures to
   Class B Shares...............................        --      --...       54,353        --                --
  Share repurchase program......................   (64,482)     (1)..   (7,796,900)      (78)               --
  Effect of SC-U.S. Realty's sale of Security
   Capital shares, net..........................        --      --...           --        --                --
  Issuance of Shares, net.......................     6,667      --...      241,049         2                --
  Net earnings..................................        --      --...           --        --                --
  Series B Preferred Share dividends............        --      --...           --        --                --
  Foreign currency translation adjustments, net.        --      --...           --        --                --
                                                  ---------     ---    -----------     -----         ---------
Balances at December 31, 2000................... 1,029,728     $10...   51,737,531     $ 517         $257,642
  Conversion of Class A Shares to
   Class B Shares...............................  (218,350)     (2)..   10,917,478       109                --
  Conversion of 2016 Convertible
   Debentures to Class B Shares.................        --      --...    1,465,728        15                --
  Share repurchase program......................        --      --...  (11,806,416)     (118)               --
  Issuance of Shares, net.......................    14,653      --...      406,536         4                --
  Distribution to SC-U.S. Realty
   shareholders.................................        --      --...   45,397,046       454                --
  Net earnings..................................        --      --...           --        --                --
  Series B Preferred Share dividends............        --      --...           --        --                --
  Foreign currency translation adjustments, net.         --      --             --        --                --
                                                  ---------     ---    -----------     -----         ---------
Balances at December 31, 2001...................    826,031     $ 8     98,117,903     $ 981         $ 257,642
                                                  =========     ===    ===========     =====         =========


                                                                 Accumulated
                                                                    Other                       Total
                                                  Paid-in       Comprehensive Accumulated   Shareholders'
                                                  Capital       Income (Loss)   Deficit        Equity
                                                 ----------     ------------- -----------   -------------
Balances at December 31, 1998................... $2,416,123       $  5,375     $(256,652)    $2,422,979
  Conversion of Class A Shares to
   Class B Shares...............................       (102)        --         --           --
  Conversion of 2016 Convertible Debentures to
   Class B Shares...............................      6,070             --            --          6,073
  Share repurchase program......................   (119,205)            --            --       (119,262)
  Issuance of Shares, net.......................      5,388             --            --          5,388
  Net loss......................................         --             --       (98,961)       (98,961)
  Series B Preferred Share dividends............         --             --       (18,035)       (18,035)
  Foreign currency translation adjustments, net.         --        (17,395)           --        (17,395)
                                                 ----------       --------     ---------     ----------
Balances at December 31, 1999................... $2,308,274      $(12,020)  $(373,648)    $2,180,787
  Conversion of Class A Shares to
   Class B Shares...............................        (65)           --          --             --
  Conversion of 2016 Convertible Debentures to
   Class B Shares...............................      1,287            --          --          1,287
  Share repurchase program......................   (176,089)           --          --       (176,168)
  Effect of SC-U.S. Realty's sale of Security
   Capital shares, net..........................    (13,756)           --          --        (13,756)
  Issuance of Shares, net.......................      6,639            --          --          6,641
  Net earnings..................................         --            --     335,304        335,304
  Series B Preferred Share dividends............         --            --     (18,035)       (18,035)
  Foreign currency translation adjustments, net.         --       (23,071)         --        (23,071)
                                                 ----------       --------     ---------     ----------
Balances at December 31, 2000................... $2,126,290      $(35,091)  $ (56,379)    $2,292,989
  Conversion of Class A Shares to
   Class B Shares...............................       (107)           --          --             --
  Conversion of 2016 Convertible
   Debentures to Class B Shares.................     31,160            --          --         31,175
  Share repurchase program......................   (247,789)           --          --       (247,907)
  Issuance of Shares, net.......................     20,538            --          --         20,542
  Distribution to SC-U.S. Realty
   shareholders.................................    894,246            --          --        894,700
  Net earnings..................................         --            --     201,565        201,565
  Series B Preferred Share dividends............         --            --     (18,035)       (18,035)
  Foreign currency translation adjustments, net.         --        (14,088)           --        (14,088)
                                                 ----------       --------     ---------     ----------
Balances at December 31, 2001................... $2,824,338       $(49,179)    $ 127,151     $3,160,941
                                                 ==========       ========     =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                Year Ended December 31,
                                                                            -------------------------------
                                                                               2001       2000       1999
                                                                            ----------  ---------  --------
Operating Activities:
   Net earnings (loss)..................................................... $  201,565  $ 335,304  $(98,961)
   Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
       Deferred income tax expense (benefit)...............................    (42,616)    60,457   (14,064)
       Minority interests..................................................      3,494      2,154   (20,429)
       (Gain) loss on early extinguishments of debt, net of tax............      3,679    (21,814)  (16,032)
       Cumulative effect on prior years of expensing costs of start-up
         activities........................................................         --         --    16,136
       Equity in earnings of unconsolidated investees less than (in
         excess) of distributions..........................................     96,895   (222,040)   71,857
       Realized capital losses (gains).....................................   (122,522)  (154,893)   53,856
       Depreciation and amortization.......................................     60,906     45,981    44,915
       Provision for loss on real estate and special charges...............         --     69,481    51,587
       Other...............................................................      6,765      1,879    11,067
   Decrease in other assets................................................      4,100      8,979     1,236
   (Decrease) increase in accounts payable and accrued expenses............    (41,600)    13,910     6,649
                                                                            ----------  ---------  --------
          Net cash flows provided by operating activities..................    170,666    139,398   107,817
                                                                            ----------  ---------  --------
Investing Activities:
   Real estate investments:
       BelmontCorp.........................................................    (71,526)   (57,042)  (43,389)
       Homestead Village Incorporated......................................    (11,752)   (11,478)  (93,722)
       InterPark...........................................................   (272,820)        --        --
       Other...............................................................     (4,179)        --        --
   Proceeds from sale of properties and land...............................    100,220     24,577    72,995
   Purchase of minority interest in Homestead Village......................         --    (65,303)       --
   Cash paid to dissenting shareholders of SC-U.S. Realty and
     transaction costs.....................................................   (142,025)        --        --
   Cash acquired from SC-U.S. Realty and consolidated subsidiaries.........     35,691         --        --
   Proceeds from sales of:
       Archstone Communities Trust.........................................    700,285    265,385        --
       CWS Communities Trust...............................................    291,597         --        --
       CarrAmerica Realty Corporation......................................    786,995         --        --
       Homestead Village Incorporated......................................    461,807         --        --
       Strategic Hotel Capital Incorporated................................         --         --   329,451
       Publicly traded real estate securities, net.........................        131     16,250    55,945
   Investment in SC-European Realty........................................         --        (11)  (64,805)
   Other...................................................................       (899)     3,086    (1,078)
                                                                            ----------  ---------  --------
          Net cash flows provided by investing activities.................. $1,873,525  $ 175,464  $255,397
                                                                            ----------  ---------  --------

  The accompanying notes are an integral part of these consolidated financial statements.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                (In thousands)

                                                                              Year Ended December 31,
                                                                         --------------------------------
                                                                            2001       2000       1999
                                                                         ----------  ---------  ---------
Financing Activities:
   Proceeds from lines of credit........................................ $  520,371  $ 369,000  $ 478,830
   Payments on lines of credit..........................................   (690,259)  (518,849)  (782,961)
   Proceeds from transaction loan.......................................    530,000         --         --
   Payments on transaction loan.........................................   (530,000)        --         --
   Proceeds from issuances of long-term debt and notes..................    240,001     29,396    101,339
   Payments on notes and capital leases.................................    (16,152)    (5,686)  (153,602)
   Payment to redeem SC-U.S. Realty convertible debentures..............   (406,601)        --         --
   Repurchase of common shares, net of issuances........................   (227,365)  (169,527)   (88,578)
   Sale of real estate, net.............................................         --         --    127,360
   Preferred dividends paid.............................................    (18,035)   (18,035)   (18,035)
   Other................................................................     (7,048)    (2,811)   (10,209)
                                                                         ----------  ---------  ---------
       Net cash flows used in financing activities......................   (605,088)  (316,512)  (345,856)
                                                                         ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents....................  1,439,103     (1,650)    17,358
Cash and cash equivalents, beginning of year............................     28,917     30,567     13,209
                                                                         ----------  ---------  ---------
Cash and cash equivalents, end of year.................................. $1,468,020  $  28,917  $  30,567
                                                                         ==========  =========  =========
Non-Cash Investing and Financing Activities:
   Acquisition of SC-U.S. Realty's assets:
       Assumption of SC-U.S. Realty convertible notes (subsequently
         redeemed)...................................................... $ (406,601) $      --  $      --
       Other liabilities assumed, net of other assets acquired..........    (12,710)        --         --
       Net deferred tax assets acquired.................................    227,011         --         --
       Value of Security Capital common stock issued....................   (894,700)        --         --
                                                                         ==========  =========  =========
   Sale of Homestead Village:
       Note receivable issued by purchaser.............................. $  115,000  $      --  $      --
       Liabilities assumed by purchaser.................................    145,047         --         --
                                                                         ==========  =========  =========
   Increase in property and equipment and lease obligation from capital
     lease.............................................................. $       --  $      --  $ 145,000
                                                                         ==========  =========  =========
   Effect of SC-U.S. Realty's sale of Security Capital shares........... $       --  $  13,756  $      --
                                                                         ==========  =========  =========
   Exchange of convertible debentures for Archstone shares.............. $       --  $  42,500  $      --
                                                                         ==========  =========  =========
   Homestead Village convertible mortgages received and extinguished,
     as consideration for Archstone shares.............................. $       --  $ 221,334  $      --
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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) Description of Business and Summary of Significant Accounting Policies

  Business

   On December 14, 2001, Security Capital Group Incorporated (Security Capital) and GE Capital Corporation (GE Capital), through its Commercial Real Estate business, announced that they have entered into a definitive agreement for GE Capital to acquire Security Capital for approximately $4 billion, or $26 in value per class B common share. The transaction, which is subject to approval of the Security Capital shareholders, requisite governmental approvals and filings and satisfaction of customary conditions, is expected to close in the second quarter of 2002. No assurance can be given that this transaction will close.

   Security Capital is an international real estate operating and investment management company. The company's strategy is to own all or a high percentage of six real estate businesses that function as private operating divisions. Security Capital currently has ownership positions in nine real estate businesses. The principal offices of Security Capital are in Brussels, Chicago, El Paso, Houston, London, Luxembourg, New York and Santa Fe.

  Principles of Financial Presentation

   The accompanying consolidated financial statements include the results of Security Capital, its wholly-owned subsidiaries and its majority-owned investees, which include BelmontCorp (Belmont), City Center Retail Trust (City Center Retail), CWS Communities Trust (CWS Communities, sold in August 2001), Homestead Village Incorporated (Homestead Village, sold in November 2001), InterPark, and Security Capital European Real Estate Shares (SC-European Real Estate Shares). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2001 presentation.

  Cash and Cash Equivalents

   Security Capital considers all cash on hand, demand deposits with financial institutions, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001, Security Capital maintained $1.4 billion of cash equivalents with three institutions: approximately 38% at Federated Investors; 27% at JP Morgan; and 35% at Bank One. The cash equivalents are invested in money market accounts containing high-credit short-term investments managed by the above institutions, and as such, are not obligations of, or subject to the credit risk of the managing institution.

  Real Estate and Depreciation

   Real estate is carried at cost, which is not in excess of net realizable value. Costs directly related to land acquisition, and development or renovation of real estate are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

   Properties and land held for sale are stated at the lower of cost or estimated fair value less estimated costs to sell.

   Security Capital and its investees periodically review their long-lived assets, primarily real estate and investments in unconsolidated entities, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management's review involves comparing current and future operating performance of the assets, the most significant of which is undiscounted operating cash flows, to the carrying value of the assets. Based on this analysis, a provision for possible loss is recognized if necessary.

  Capitalized Interest

   Security Capital's consolidated subsidiaries capitalize interest during the period of construction as part of the cost of real estate projects under development.

  Deferred Loan Fees

   Costs incurred in connection with the issuance or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan (issuance costs) or the renewal period.

  Revenue Recognition

   Interest Income

   Security Capital recognizes interest income on notes receivable based on the terms of the instrument. No reserve of principal or accrued interest are made unless circumstances indicate a reserve is necessary.

   Security Capital's subsidiaries enter into operating leases with tenants for various time periods and terms as follows:

    Retail Facilities--City Center Retail

   City Center Retail leases retail space to tenants under agreements which contain provisions for base rent plus additional rents based on sales volume (percentage rents). Percentage rents are recognized as tenants' reported sales volume exceeds the sales volume level stated in the lease agreement.

    Parking Facilities--InterPark

   In addition to daily parking revenue, InterPark leases certain parking facilities under agreements with varying terms. InterPark also manages certain facilities for third party owners and receives a management fee based upon a percentage of the facilities' revenue.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Manufactured Housing Communities--CWS Communities

   CWS Communities leased homesites under operating leases with initial terms typically of one year. Revenue was recognized ratably over the lease term.

    Senior Assisted Living--Belmont

   Belmont collects fees for housing, support services, and additional services. Revenue is recognized when the services are rendered.

    Extended Stay Lodging--Homestead Village

   Homestead Village rented rooms in its hotel properties. Room revenue and other revenue was recognized when services were rendered.

   For some properties, the Company's subsidiaries record as revenues tenant recoveries for taxes, maintenance, and other costs on certain leases. These revenues are recognized in the period in which the costs are incurred. Minimum rent is recognized on a straight-line basis over the term of the lease regardless of when the payments are due.

  Income Taxes

   Income taxes are determined using the asset and liability method. The Company records deferred taxes to provide for temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes, respectively. Deferred taxes are calculated using the income tax rates expected to be in effect, under existing legislation, at the date such temporary differences are expected to reverse.

  Other Comprehensive Income

   Other comprehensive income for Security Capital and its equity method investees consists of foreign currency translation adjustments, which have been recorded as a component of equity pursuant to Statement of Financial Accounting Standards No. 52.

   Security Capital records its share of foreign currency translation gains and losses at ProLogis Trust (ProLogis) and Security Capital European Realty (SC-European Realty) as a component of comprehensive income. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period.

  Interest Rate Contracts

   Security Capital did not enter into any interest rate contracts during 2001 or 2000. During 2000, a consolidated subsidiary entered into two interest rate swap agreements (see Note 4). At December 31, 2001 the notional amount under these swaps was $18.0 million.

  Employee Stock Based Compensation

   Security Capital has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) and continues to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) as allowed under SFAS 123, making the pro forma fair

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

value disclosures required by SFAS 123. In accordance with APB 25, total compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee, and is recognized as expense over the period the employee performs the related services.

  Change in Accounting Principle

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), establishing accounting standards requiring the expensing of organizational, pre-opening and start-up costs. Security Capital adopted SOP 98-5 effective January 1, 1999. Upon adoption, any material unamortized organizational, pre-opening and start-up costs were written off as a cumulative effect of adoption of an accounting standard. The cumulative impact of the adoption of SOP 98-5 on Security Capital's results of operation and financial position was $16,136,000 in the first quarter of 1999, primarily related to Homestead Village and Belmont.

  Recent Accounting Pronouncements

   In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" was issued which established standards for the accounting and reporting of goodwill and other intangible assets. Under this statement, goodwill is not amortized but instead is tested on an annual basis for impairment. The new rules, which became effective on January 1, 2002, are not expected to have a material impact on Security Capital's financial position or results of operations in 2002.

   In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The new rules which became effective January 1, 2002, are not expected to have a material impact on Security Capital's financial position or results of operations in 2002.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(2) Investments in Securities of Real Estate Related Entities and Real Estate

   Security Capital held the following investments at December 31, 2001 and 2000 (in thousands):

                                                                                          Security Capital's
                                                                                            Net Investments
                                                                                             (Redemptions)
                                                                        % Ownership as    for the Year Ended
                                                                        of December 31,      December 31,
                                                                        --------------   --------------------
            Investment             Type of Entity                       2001       2000    2001       2000
            ----------             ------------------------------------ ----       ----  ---------  ---------
CURRENT EQUITY-METHOD INVESTEES:
ProLogis (1)                       Industrial REIT                        28.4%    30.2% $      --  $      --
Regency (1)(2)                     Grocery-anchored retail REIT           59.5%(3)   --    473,986         --
SC-European Realty (4)(5)          Global real estate investments         34.6%    34.6%        --         11
SC-Preferred Growth (5)            Convertible security investments in
                                   real estate companies                   9.7%     9.2%        --        266
SC-US Real Estate Shares (6)       U.S. real estate securities fund       10.2%    13.8%        --    (16,250)
Storage USA (1)(2)(7)              Self-storage REIT                      41.6%      --    205,216         --
CURRENT CONSOLIDATED INVESTEES:
Belmont (4)(5)                     Senior assisted living                 99.8%    99.9%    32,897     24,235
City Center Retail (2)(5)          Retail                                 99.9%      --     94,225         --
InterPark (2)(4)(5)                Parking facility                       97.2%      --    337,521         --
                                   ownership & management
SC-European Real Estate Shares (6) European real estate securities fund   99.6%    99.9%        --         --
FORMER INVESTEES:
Archstone Communities Trust (1)(8) Apartment REIT                           --     25.8%  (700,285)  (503,209)
CarrAmerica (1)(2)(9)              Office REIT                              --       --   (786,995)        --
CWS Communities (2)(5)(10)         Manufactured housing                     --       --   (291,597)        --
                                   communities REIT
Homestead Village (5)(11)          Extended-stay lodging                    --     99.9%  (721,854)    65,303
SC-U.S. Realty (1)(2)              U.S. real estate investments             --     40.6%  (908,783)        --

--------
(1) Publicly traded.
(2) On January 16, 2001, Security Capital acquired the remaining shares of SC-U.S. Realty it did not already own (see note 10 for further discussion). In connection with this transaction, Security Capital acquired its interests in Regency, Storage USA, City Center Retail, InterPark, CarrAmerica, and CWS Communities.
(3) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights do not exceed 49% per agreement with the investee.
(4) As of December 31, 2001, Security Capital and its subsidiaries have a remaining funding commitment of $33.6 million to SC-European Realty, $74.8 million to Belmont and $29.3 million to InterPark.
(5) Private entity.
(6) Mutual fund.
(7) On December 5, 2001, Security Capital entered into an agreement to acquire Storage USA (see note 12 for further discussion).
(8) During 2000 and 2001, Security Capital sold substantially all of its investment in Archstone (see note 12 for further discussion).
(9) In December 2001, Security Capital sold all of its investment in CarrAmerica (see note 12 for further discussion).
(10) On August 3, 2001, Security Capital sold its investment in CWS Communities (see note 12 for further discussion).
(11) On November 20, 2001, Security Capital sold its investment in Homestead Village (see note 12 for further discussion).

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Security Capital received dividends and interest from its investees for the years ended December 31, 2001, 2000 and 1999, as follows (in thousands, except per share amounts):

                                                  Dividends Received
                                          ----------------------------------
                                             2001        2000        1999
                                           --------    --------    --------
   Dividends:
      Archstone.......................... $ 13,006... $ 68,697... $ 80,720..
      CarrAmerica........................   52,913...       --...       --..
      CWS Communities (1)................    7,949...       --...       --..
      Homestead Village (1)..............   14,550...   50,000...       --..
      ProLogis...........................   68,863...   66,871...   64,870..
      Regency............................   68,542...       --...       --..
      SC-European Real Estate Shares (1).      206...       78...      463..
      SC-Preferred Growth................    8,258...   10,466...    5,166..
      SC-US Real Estate Shares...........    1,087...      970...    2,149..
      Storage USA........................   25,061...       --...       --..
                                           --------    --------    --------
                                           260,435...  197,082...  153,368..
   Interest:
      Strategic Hotel (2)................       --...       --...    6,541..
                                           --------    --------    --------
                                          $260,435... $197,082... $159,909..
                                           ========    ========    ========
                                          Dividend Amount Per Investee Share
                                          ----------------------------------
                                             2001        2000        1999
                                           --------    --------    --------
      Archstone.......................... $ 0.4252... $ 1.5400... $ 1.4800..
      CarrAmerica........................   1.8500...       --...       --..
      CWS Communities (1)................   0.3100...       --...       --..
      Homestead Village (1)..............   0.1212...   0.4165...       --..
      ProLogis...........................   1.3800...   1.3400...   1.3000..
      Regency............................   2.0000...       --...       --..
      SC-European Real Estate Shares (1).   0.2014...   0.0762...   0.4463..
      SC-Preferred Growth (3)............   1.3400...   1.3400...   1.3125..
      SC-US Real Estate Shares...........   0.8100...   0.5283...   0.5129..
      Storage USA........................   2.1300...       --...       --..

--------
(1) Dividends from Homestead Village, SC-European Real Estate Shares and CWS Communities to Security Capital are eliminated in consolidation.

(2) Includes deferred interest income from Strategic Hotel of $3,041 for the year ended December 31, 1999.

(3) Exclusive of $0.75 of capital gains dividends received in 2001.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following summarizes real estate investments of Security Capital's consolidated investees as of December 31, 2001 and 2000 (in thousands):

                                                Estimated
                                               Useful Lives
                                                (in years)  December 31, 2001 December 31, 2000
                                               ------------ ----------------- -----------------
Belmont:
Senior assisted living properties:............    20-40
   Operating communities......................                 $  100,165         $ 53,793
   Communities under construction.............                     89,965           64,858
   Communities in planning....................                     14,484           14,302
   Land held for future development...........                        777              777
                                                               ----------         --------
       Total real estate, at cost.............                    205,391          133,730
       Less accumulated depreciation..........                     (5,365)          (2,548)
                                                               ----------         --------
          Subtotal............................                    200,026          131,182
                                                               ----------         --------
City Center (acquired on January 16, 2001):
Retail facilities:............................    20-40
   Operating properties.......................                     68,966               --
   Re-developments under construction.........                     21,251               --
                                                               ----------         --------
       Total real estate, at cost.............                     90,217               --
       Less accumulated depreciation..........                    (12,900)              --
                                                               ----------         --------
          Subtotal............................                     77,317               --
                                                               ----------         --------
Homestead Village (sold on November 26, 2001):
Extended stay lodging properties:.............    20-40
   Owned properties...........................                         --          719,400
   Properties under capital lease.............                         --          145,000
   Developments under construction............                         --            2,787
   Properties held for sale...................                         --           84,391
   Land held for sale.........................                         --            2,532
                                                               ----------         --------
       Total real estate, at cost.............                         --          954,110
       Less accumulated depreciation..........                         --          (86,014)
                                                               ----------         --------
          Subtotal............................                         --          868,096
                                                               ----------         --------
InterPark (acquired on January 16, 2001):
Parking facilities:...........................    20-40
   Operating properties.......................                    842,281               --
   Developments under construction............                        868               --
                                                               ----------         --------
       Total real estate, at cost.............                    843,149               --
       Less accumulated depreciation..........                    (38,849)              --
                                                               ----------         --------
          Subtotal............................                    804,300               --
                                                               ----------         --------
Real Estate, less accumulated depreciation....                 $1,081,643         $999,278
                                                               ==========         ========

   Real estate cost for City Center Retail and InterPark represents the allocated purchase cost of such assets as of January 16, 2001 when those assets were acquired from SC-U.S. Realty, plus actual cost of assets purchased thereafter.

   Unfunded commitments for Belmont communities under construction were $27.4 million at December 31, 2001, which will result in total expected construction costs of $117.4 million.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is summarized financial information for Security Capital's equity-method investees as of and for the years ended December 31, 2001, 2000, and 1999 (in thousands):

                                                                            CarrAmerica  Regency    Storage
                                                                              (1)(2)       (1)      USA (1)
                                                                            ----------- ---------- ----------
                                                                               2001       2001       2001
                                                                            ----------- ---------- ----------
Total assets...............................................................  $    n/a   $3,109,314 $1,756,334
Total liabilities..........................................................       n/a    1,478,811    953,242
Minority interest..........................................................       n/a      411,452    128,599
Shareholders' equity.......................................................       n/a    1,219,051    674,493
Revenues...................................................................   538,646      388,550    295,370
Net earnings before extraordinary items and change in accounting principles    79,061       97,699     64,232
Net earnings attributable to common shares.................................    44,356       97,699     64,232
Security Capital share of net earnings.....................................    19,971       62,927     28,577

                                                Archstone (3)                 ProLogis
                                            --------------------- --------------------------------
                                               2000       1999       2001       2000       1999
                                            ---------- ---------- ---------- ---------- ----------
Total assets............................... $5,019,697 $5,302,437 $5,603,942 $5,946,334 $5,848,040
Total liabilities..........................  2,674,754  2,679,628  2,882,304  2,972,333  2,832,232
Minority interest..........................     93,337     55,303     45,639     46,630     62,072
Shareholders' equity.......................  2,251,606  2,567,506  2,675,999  2,927,371  2,953,736
Revenues...................................    723,234    667,022    523,125    643,521    567,392
Net earnings before extraordinary items and
 change in accounting principles...........    262,296    228,259    128,144    214,478    182,274
Net earnings attributable to common shares.    236,045    204,528     90,835    157,715    123,999
Security Capital share of net earnings.....     81,955     79,700     26,323     48,010     41,072

                                                                        Strategic Hotel
                                                                              (4)             SC-European Realty (5)
                                                                        --------------- ---------------------------------
                                                                             1999        2001(5)       2000       1999
                                                                        --------------- ----------  ---------- ----------
Total assets...........................................................    $    n/a     $2,465,467  $2,554,047 $1,904,712
Total liabilities......................................................         n/a      1,351,505   1,387,682    673,593
Minority interest......................................................         n/a         28,533      42,421     34,527
Shareholders' equity...................................................         n/a      1,085,429   1,123,944  1,137,410
Revenues...............................................................     350,133        398,072     374,930    120,393
Net earnings (loss) before extraordinary items and change in accounting
 principles............................................................      15,462         (4,757)     11,774     (9,254)
Net earnings (loss) attributable to common shares......................      15,462         (4,757)     11,774    (10,172)
Security Capital share of net earnings (loss)..........................       4,706            516       2,284     (2,669)
Security Capital interest income from affiliate........................       6,541             --          --         --

                                                        SC-Preferred Growth          SC-U.S. Realty (1)
                                                  -------------------------------  ----------------------
                                                     2001       2000       1999       2000        1999
                                                  ---------- ----------  --------  ----------  ----------
Total assets..................................... $1,260,424 $1,057,196  $881,391  $2,967,572  $2,530,886
Total liabilities................................    324,501     95,648    68,461     591,967     636,008
Shareholders' equity.............................    935,923    961,548   812,930   2,375,605   1,894,878
Net investment income............................     62,186     53,378    53,767      78,052      70,992
Realized gains (losses) on investments...........     25,500     (2,123)  (16,337)    (83,391)    (65,587)
Increase(decrease) in market value of investments     24,353    145,851    (7,103)    506,638    (152,693)
Net earnings (loss)..............................    112,040    197,107    30,327     432,079    (126,823)
Security Capital share of net earnings (loss)....     10,622     23,412     2,888     206,501     (46,798)

--------
(1) On January 16, 2001 Security Capital acquired all the assets of SC-U.S. Realty, including equity investments in CarrAmerica, Regency and Storage USA.
(2) Security Capital sold all of its remaining shares of CarrAmerica in November and December 2001.
(3) Security Capital sold substantially all of its remaining shares of Archstone in February 2001.
(4) Security Capital sold its entire ownership position in September 1999 and no equity in earnings were recorded subsequent to June 28, 1999.
(5) Net earnings attributable to common shares includes $11,282 relating to a restatement in accounting for the purchase of a subsidiary for 1998, 1999 and 2000 and an adjustment recorded subsequent to the issuance of Security Capital's year-end earnings report on February 14, 2002.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(3) Segment Reporting

   As a result of the purchase of SC-U.S. Realty and the formation of Macquarie Capital Partners LLC in 2001, the activities formerly classified as the Capital and Financial Services Divisions are now classified in their respective functional categories and the Financial Services Division segment was eliminated. Net income of the former Global Capital Management Group has been combined with other operating companies. The expenses of the former Capital Division, Corporate Services Group and Security Capital Real Estate Research Group are included in general and administrative expenses. The revenues earned from these businesses are offset against general and administrative expenses as they represent reimbursement of costs. The 2000 segment information has been restated to reflect this change in reportable segments.

   Security Capital operates its business in one reportable segment-ownership of real estate operating and capital management companies. This segment records revenues by reporting its pro-rata share of its investees' earnings before depreciation, amortization and deferred taxes (EBDADT). EBDADT is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by GAAP. Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT of real estate investees which are not REITs or which conduct development-for-sale activities includes gains and losses on sales of operating properties. In evaluating performance internally, Security Capital distinguishes between normal operating activities (including recurring gains and losses therein) and strategic charges (primarily gains or losses resulting from decisions to sell investments in, or exit from, an entire real estate sector). Security Capital characterizes these gains or losses from strategic changes as "special items". Consistent with the equity method of accounting, Security Capital reflects in its EBDADT its share of basic EBDADT of each investee plus interest income and realized gains from each investee. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is a statement of EBDADT reconciled to net earnings (in thousands).

                                                               Year Ended December 31,
                                                           -------------------------------
                                                             2001       2000       1999
                                                           ---------  ---------  ---------
Equity in EBDADT of investees/divisions (1)............... $ 496,420  $ 440,827  $ 341,490
Interest and other income.................................    11,650      2,393      3,255
                                                           ---------  ---------  ---------
   Total income...........................................   508,070    443,220    344,745
Operating expenses........................................    29,506     33,878     39,415
Interest expense..........................................    77,059     78,118     82,303
                                                           ---------  ---------  ---------
   Total expense..........................................   106,565    111,996    121,718
                                                           ---------  ---------  ---------
Convertible preferred share dividends.....................    18,035     18,035     18,035
                                                           ---------  ---------  ---------
Basic EBDADT before current income taxes
  and special items.......................................   383,470    313,189    204,992
   Current income tax expense (benefit)...................    37,593     10,981     (2,175)
                                                           ---------  ---------  ---------
Basic EBDADT before special items.........................   345,877    302,208    207,167
   Gain on sale of Archstone stock, net of tax............   160,087    123,144         --
   Loss on sale of Homestead Village, net of tax..........   (52,790)        --         --
   CarrAmerica investment impairment......................   (15,733)        --         --
   Loss on sale of Strategic Hotel........................        --         --    (55,288)
   Homestead Village special charges......................        --      1,519    (45,581)
   Other, net.............................................    (1,309)     6,152     10,942
                                                           ---------  ---------  ---------
Basic EBDADT after special items..........................   436,132    433,023    117,240
Investee reconciling items:
   Real estate depreciation...............................  (232,206)  (160,701)  (187,794)
   Gains on sale of depreciated properties................    15,357     32,120     37,244
   Provision for loss on operating assets and real estate.   (25,621)   (72,368)        --
   Unrealized gains (losses), including foreign
     currency.............................................    (1,286)   185,183    (58,780)
   EBDADT, net of dividends from
     strategic investees of SC-U.S. Realty................        --    (34,810)   (26,742)
   Other..................................................   (22,866)    (6,607)     1,539
                                                           ---------  ---------  ---------
                                                            (266,622)   (57,183)  (234,533)
                                                           ---------  ---------  ---------
Security Capital reconciling items:
   Deferred tax expense (benefit).........................     9,183    (60,457)    14,064
   Change in accounting principle.........................        --         --    (16,136)
   Other..................................................     4,837      1,886      2,369
                                                           ---------  ---------  ---------
                                                              14,020    (58,571)       297
                                                           ---------  ---------  ---------
Net earnings attributable to common shares................ $ 183,530  $ 317,269  $(116,996)
                                                           =========  =========  =========

--------
(1) Equity in EBDADT of SC-European Realty in 2000 and 1999 includes an adjustment recorded subsequent to the issuance of Security Capital's year-end earnings report on February 14, 2002. The reduction to EBDADT attributable to this adjustment is $0.5 million in 2000 and $1.7 million in 1999.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   For internal management purposes, Security Capital values its assets at fair value. Presented below is a reconciliation of assets at fair value to assets presented in accordance with GAAP as of December 31, 2001 and 2000 (in thousands):

                                                                    2001        2000
                                                                 ----------  ----------
Fair value (1).................................................. $5,624,092  $4,200,824
   Excess of assets at fair value over consolidated GAAP assets.   (623,075)   (430,940)
   Proceeds from assumed exercise of options and warrants (2)...   (242,495)   (132,671)
                                                                 ----------  ----------
GAAP Assets..................................................... $4,758,522  $3,637,213
                                                                 ==========  ==========

--------
(1) To calculate fair value, public company investments and mutual funds are based on stock exchange closing prices, which may differ from the investments' underlying net asset or realizable value. Private divisions are valued at original Security Capital cost or SC-U.S. Realty carryover appraised value, or in the case of closed-end funds holdings traded securities, their current net asset value. The net asset value of these entities may fluctuate from time to time based on asset value changes. Security Capital will revalue an investment downward if the investee experiences sustained degradation of operating performance or if changed circumstances indicate cost does not reflect fair value.

(2) Includes only those options and warrants whose exercise price is equal to or less than market value as of these dates.

(4) Indebtedness

   A summary of indebtedness as of December 31, 2001 and 2000, is as follows (in thousands):

                                                         2001
                                          -----------------------------------
                                          Security
                                          Capital  Belmont InterPark  Total
                                          -------- ------- --------- --------
  Lines of credit........................ $     -- $    -- $     --  $     --
  Mortgage and construction notes payable       --  81,607  376,611   458,218
  Long-term debt.........................  699,745      --  100,000   799,745
  Convertible Debentures.................  196,329      --       --   196,329

                                                         2000
                                          -----------------------------------
                                          Security         Homestead
                                          Capital  Belmont  Village   Total
                                          -------- ------- --------- --------
  Lines of credit........................ $     -- $    -- $ 66,500  $ 66,500
  Mortgage and construction notes payable       --  45,668       --    45,668
  Long-term debt.........................  699,676      --       --   699,676
  Convertible Debentures.................  229,818      --       --   229,818
  Capital lease obligation...............       --      --  137,017   137,017

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Lines of Credit:

   A summary of the lines of credit borrowings as of and for the years ended December 31, 2001 and 2000, is as follows (dollar amounts in thousands);

                                                  2001                          2000
                                      ----------------------------  ----------------------------
                                      Security  Homestead           Security  Homestead
                                      Capital    Village  Combined  Capital    Village  Combined
                                      --------  --------- --------  --------  --------- --------
Total lines of credit................ $450,000   $    --  $450,000  $470,000  $110,000  $580,000
Borrowings outstanding at December 31       --        --        --        --    66,500    66,500
Weighted average daily borrowings....    8,787    19,198    27,985    83,920    80,678   164,598
Weighted average daily interest rate.     5.74%     6.77%     6.45%     7.65%     8.99%     8.31%
Interest rate as of December 31......     5.21%       --      5.21%     7.99%     9.19%     9.19%

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

   The line of credit requires maintenance of certain financial covenants. Security Capital and its subsidiaries were in compliance with all such covenants at December 31, 2001.

   Availability of borrowings under Security Capital's line of credit are subject to a borrowing base which essentially requires Security Capital to have three publicly-traded affiliates. Upon completion of the transaction to acquire Storage USA, Security Capital will no longer meet this requirement (but Security Capital has adequate cash on hand to complete the Storage USA transaction and fund its other commitments without resorting to its credit line). Security Capital has not yet renegotiated the borrowing base under the line of credit because of the expectation that the line of credit will not be needed after the GE merger is closed. If required to renegotiate such line of credit, no assurance can be given that the terms, conditions and amounts available would not change materially.

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

   A wholly-owned subsidiary of Security Capital has two letters of credit for $2.75 million which bear interest at 0.75% annually and have maturity dates from June 2002 to August 2002 and are automatically extended annually unless otherwise cancelled. Security Capital also has two letters of credit outstanding on their line of credit with Wells Fargo Bank. The aggregate amount of these two letters of credit are $2.7 million and are at a cost of 0.25% annually with maturities in June 2002 and November 2002.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Senior Unsecured Notes:

   The following unsecured long-term debt was issued and outstanding at December 31, 2001 (in thousands):

     Principal  Interest Maturity  Semi-annual Interest     Balance at
      Amount      rate     Date       Payment Dates      December 31, 2001
      ------    -------- --------  --------------------  -----------------
     $100,000     7.75%  11/15/03 May and November 15        $ 99,964
       14,700     7.66%  12/21/04 March and September 15       14,701
        5,000     7.75%  01/11/05 March and September 15        5,000
       54,550     7.80%  01/12/05 March and September 15       54,550
       25,750     7.80%  01/19/05 March and September 15       25,750
      200,000     6.95%  06/15/05 June and December 15        199,894
      100,000     7.15%  06/15/07 June and December 15         99,886
      200,000     7.70%  06/15/28 June and December 15        200,000
     --------                                                --------
     $700,000                                                $699,745
     ========                                                ========

   All of the notes are redeemable at any time at the option of Security Capital, in whole or in part, at a redemption price equal to the sum of the principal amount of the notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to treasury security market yields available at redemption.

   Under the terms of the indentures under which the notes were issued, Security Capital may incur additional debt only if, after giving effect to the debt being incurred, (i) the ratio of debt to adjusted total assets, as defined in the indentures, does not exceed 50%, and (ii) the fixed charge coverage ratio, as defined in the indentures, for the four preceding fiscal quarters is not less than 1.5 to 1.0. In addition, Security Capital may not at any time permit its consolidated tangible net worth, as defined in the indentures, to be less than $1,500,000,000. At December 31, 2001, Security Capital was in compliance with all covenants contained in the indentures.

  Convertible Debentures:

   As of December 31, 2001 and 2000, Security Capital had outstanding $196,329,000 and $229,818,000, respectively, of 6.5% convertible subordinated debentures due 2016. The convertible debentures accrue interest at 6.5% paid semi-annually in June and December. The convertible debentures are convertible into Class A Shares at $1,153.90 per share, at the option of the holder. Security Capital can redeem the convertible debentures at par plus accrued interest at any time, upon not less than 60 days nor more than 90 days prior written notice to the holders.

   In 2000, Security Capital repurchased approximately $32.8 million ($42.7 million principal amount) of the convertible debentures, resulting in an extraordinary gain of approximately $9.4 million.

  Belmont Mortgage and Construction Notes Payable:

   As of December 31, 2001, Belmont had $112.0 million of construction financing committed, with $64.0 million outstanding. Monthly payments consist of principal and interest or interest only at variable interest rates of 30-day LIBOR plus a margin, prime plus a margin or are subject to a 7.5% floor. The loans have a weighted average life of 1.9 years with options to extend for an additional one to two years. The loans are secured by deeds

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

of trust on land, buildings, furniture, fixtures and the assignment of rents and leases. The effective weighted average interest rate at December 31, 2001 was 8.92%. Belmont entered into two interest rate swap agreements in 2000 to hedge its exposure to changes in floating interest rates. In both swaps, Belmont exchanges monthly payments based on 30-day LIBOR for payments based on a pre-determined fixed rate. The swaps have a maximum notional amount of $20.0 million and a weighted-average fixed rate of 6.4%. The swaps have two-year terms that expire no later than July 2003. At December 31, 2001, the notional amount under the swaps was $18.0 million.

   At December 31, 2001, Belmont had outstanding $17.6 million of fixed rate financing that is secured by a deed of trust on land, buildings, furniture, fixtures and the assignment of rents and leases. The debt matures December 2010 and 2011. The effective interest rate is 7.79%.

   The terms of these debt instruments require Belmont to maintain certain financial ratios. Belmont was in compliance with all such requirements as of December 31, 2001.

  InterPark Mortgages Payable and Long-Term Debt:

   InterPark's mortgages payable generally feature monthly principal and interest payments or monthly interest-only payments with balloon payments due at maturity. At December 31, 2001, InterPark had $239.4 million in mortgages payable with a weighted average fixed interest rate of 7.3% and aggregate monthly principal and interest payments of approximately $1.7 million. In addition, InterPark had a loan with interest-only payments bearing interest at 1.65% above one-month LIBOR with a principal balance of $137.2 million. The maturity dates on theses mortgages range from February 2002 through December 2048 (see Scheduled Debt Maturities below).

   During 2000 and 2001, InterPark entered into a financing arrangement with a shareholder of Security Capital Group for $100 million of subordinated convertible debt financing with a maturity date of June 30, 2010. The interest rate is 7.00% with 4.00% current, paid in semi-annual payments and 3.00% accrued. At the option of the holder, the outstanding debt may be converted into shares of common stock of InterPark, on or after June 10, 2005, at a conversion rate of $12.20 per share. At December 31, 2001, $100 million was outstanding under this arrangement.


  Capital Lease Obligation:

   In 1999, Homestead Village completed a sale and leaseback of 18 Homestead Village properties for $145 million. The lease term ran through 2015 with minimum rent payments of approximately $16 million per year and a minimum payment of $1.5 million per year to a furniture, fixture and equipment reserve. The proceeds from the sale were used to repay a mortgage note. The lease was considered a capital lease for financial reporting purposes. The lease was assumed by the purchaser of Homestead Village.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Scheduled Debt Maturities:

   Approximate principal payments due during each of the next five years and thereafter are as follows (in thousands):

                           Security
                           Capital  Belmont InterPark   Total
                           -------- ------- --------- ----------
                2002...... $     -- $15,839 $  3,144  $   18,983
                2003......   99,745  48,274    3,519     151,538
                2004......   14,700     766    3,758      19,224
                2005......  285,300     315  141,278     426,893
                2006......       --     340   69,779      70,119
                Thereafter  496,329  16,073  255,133     767,535
                           -------- ------- --------  ----------
                Total..... $896,074 $81,607 $476,611  $1,454,292
                           ======== ======= ========  ==========

      Security Capital does not guarantee, and is not liable for, the debt incurred by its subsidiaries.

  Interest:

   Presented below is the interest cost incurred by Security Capital and its consolidated subsidiaries for the years ended December 31, 2001, 2000, and 1999 (in thousands).

                                                    2001     2000     1999
                                                  -------- -------- --------
   Total interest incurred....................... $128,389 $111,750 $141,663
                                                  ======== ======== ========
   Belmont, City Center Retail, CWS Communities,
     Homestead Village and InterPark capitalized
     interest included in total interest incurred $  5,845 $  3,192 $  8,209
                                                  ======== ======== ========
   Interest paid in cash......................... $129,216 $118,968 $133,643
                                                  ======== ======== ========
   Amortization of deferred financing costs
     included in interest expense................ $  5,806 $  4,938 $  6,155
                                                  ======== ======== ========


(5) Shareholders' Equity

  Share Repurchase Program

   In April 2001, Security Capital completed a modified Dutch auction self-tender offer in which approximately 9.3 million Class B shares were purchased at a purchase price of $20.50 per share, or a total of $191 million. Since the share repurchase program began in August 1999, Security Capital repurchased $541 million or 31.9 million Class B common stock equivalents, representing approximately 26% of shares outstanding. In addition, Security Capital repurchased $80.5 million principal amount of 6.5% Convertible Subordinated Debentures due 2016, which were convertible into 3.5 million Class B Shares, at a gain of $20.2 million. The board of directors has authorized an additional $250 million of share repurchases.

  Shelf Registration

   As of December 31, 2001, Security Capital had $800 million in shelf-registered securities available for issuance in the form of Class A Shares, Class B Shares, unsecured debt securities, preferred shares or warrants to purchase any of the above securities. In addition, $200 million is available for debt to be issued under a medium-term note program.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Series B Preferred Shares

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

  Per Share Data

   The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Share equivalent for the periods indicated (in thousands, except per share amounts):

                                                                       Year Ended December 31,
                                                                    -----------------------------
                                                                      2001      2000      1999
                                                                    --------  --------  ---------
Earnings (loss) before extraordinary items and change in accounting principle........................................................ $205,244  $313,490  $ (98,857)
Less Preferred Share dividends.....................................  (18,035)  (18,035)   (18,035)
                                                                    --------  --------  ---------
Earnings (loss) before extraordinary items and change in accounting
  principle--Basic.................................................  187,209   295,455   (116,892)
Convertible subordinated debenture interest, net of tax............    9,952    10,506         --
Preferred Share dividends..........................................       --    18,035         --
                                                                    --------  --------  ---------
Earnings (loss) before extraordinary items and change in accounting principle--Diluted............................................... $197,161  $323,996  $(116,892)
                                                                    ========  ========  =========
Weighted-average Class B Share Equivalents Outstanding--Basic......  139,432   107,514    119,255
Increase in shares which would result from:
   Exercise of options.............................................    2,040     1,544         --
   Conversion of subordinated debentures...........................    9,899    10,568         --
   Conversion of Series B Preferred Shares.........................       --     6,606         --
                                                                    --------  --------  ---------
Weighted-average Class B Share Equivalents Outstanding--Diluted....  151,371   126,232    119,255
                                                                    ========  ========  =========

   For 2001, convertible securities issued by InterPark are not assumed converted as the effect is anti-dilutive.

   For 2001, the Series Preferred B Shares are not assumed converted for the purpose of calculating diluted earnings per Class B common share equivalent as the effects are anti-dilutive.

   For the loss period in 1999, the convertible subordinated debentures and the Series B Preferred Shares are not assumed converted and the conversion of options and warrants are not assumed exercised for the purpose of calculating diluted earnings per Class B Share as the effects are anti-dilutive.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(6) Stock Based Compensation

   Security Capital has stock option plans for directors, officers and key employees which provide for grants of non-qualified stock options and incentive options. Under all option plans, the option exercise price equals the fair value of the stock as of the date of grant. Vesting of the options commences no more than three years from grant date and options are fully vested no more than six years from grant date. Options expire ten years from date of grant. As of December 31, 2001, options to purchase 66,739 Class A Shares and 2,289,395 Class B Shares are available for issue.

   Security Capital has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the option plans. As permitted by SFAS 123, Security Capital has applied its provisions to options granted subsequent to December 31, 1994. Since the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost (as if SFAS 123 had been fully adopted) may not be representative of such costs to be expected in future years. The pro forma effect of SFAS 123, treating as an operating cost the estimated fair value of options granted, is summarized as follows (in thousands, except share data):

                                                   2001     2000     1999
                                                 -------- -------- ---------
  Net earnings (loss)--as reported.............. $183,530 $317,269 $(116,996)
  Net earnings (loss)--pro forma for SFAS 123... $172,051 $308,351 $(126,116)

  Basic earnings (loss) per share--as reported.. $   1.32 $   2.95 $   (0.98)
  Basic earnings (loss) per share--pro forma.... $   1.23 $   2.87 $   (1.06)

  Diluted earnings (loss) per share--as reported $   1.28 $   2.74 $   (0.98)
  Diluted earnings (loss) per share--pro forma.. $   1.20 $   2.67 $   (1.06)

   Pro forma net earnings for 2001, 2000 and 1999 include a deferred tax benefit of $6.1 million, $4.8 million, and $4.9 million, respectively, related to the additional compensation expense.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively:

                                                     2001   2000   1999
                                                     -----  -----  -----
      Risk-free interest rates:
         Class A Shares.............................  2.26%  5.52%  6.28%
         Class B Shares.............................  4.58%  5.02%  6.58%

      Expected lives (in years):
         Class A Shares.............................  1.00   1.00   2.97
         Class B Shares.............................  5.50   5.50   6.25

      Expected dividends............................  None   None   None

      Expected volatility:
         Class A Shares.............................    34%    36%    32%
         Class B Shares.............................    21%    27%    30%

      Weighted average fair value per share granted:
         Class A Shares............................. $ 143  $ 158  $ 197
         Class B Shares............................. $6.52  $6.69  $6.01

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A summary of the status of Security Capital's stock option plans at December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the following table:

                                                  Common Stock
                                    ----------------------------------------
                                    Class A  Wtd. Avg.  Class B    Wtd. Avg.
                                    Shares   Ex. Price  Shares     Ex. Price
                                    -------  --------- ----------  ---------
   Outstanding at December 31, 1998 204,927   $  983    3,897,773   $15.98
      Granted......................     235      692    2,612,800    13.73
      Exercised....................  (1,766)     212           --       --
      Forfeited.................... (24,895)   1,264     (922,803)   15.81
                                    -------            ----------
   Outstanding at December 31, 1999 178,501   $  951    5,587,770   $14.96
      Granted......................      78      952    2,475,750    18.98
      Exercised....................  (4,369)     223     (135,862)   15.64
      Forfeited.................... (27,868)   1,193   (1,107,666)   15.40
                                    -------            ----------
   Outstanding at December 31, 2000 146,342   $  925    6,819,992   $16.27
      Granted......................     569      985    2,691,192    21.24
      Exercised.................... (14,582)     507     (356,440)   15.00
      Forfeited....................  (5,052)   1,286     (433,168)   16.60
                                    -------            ----------
   Outstanding at December 31, 2001 127,277   $  959    8,721,576   $17.83
                                    =======            ==========

   The following table summarizes information about options outstanding at December 31, 2001:

                    Options Outstanding                 Options Exercisable
    --------------------------------------------------- --------------------
                                    Wtd. Avg.    Wtd.                 Wtd.
    Range of Exercise               Remaining    Avg.                 Avg.
    Prices for Class A   Number    Contractual Exercise   Number    Exercise
        and B Shares   Outstanding    Life      Price   Exercisable  Price
        ----------     ----------- ----------- -------- ----------- --------
     Class A Shares:
      $116 - 1,300....    105,501     2.71      $  829     101,939   $  823
      $1,301 - 1,600..     21,776     5.90      $1,587      16,235   $1,591
                        ---------                        ---------
                          127,277     3.25      $  959     118,174   $  928
                        =========                        =========
     Class B Shares:
      $12 - 24........  8,721,576     8.37      $17.83   3,247,965   $16.05

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Restricted Stock Awards

   In December 2001, 2000, and 1999, Security Capital awarded 207,305, 13,000, and 560,386 restricted Class B Share units, respectively, to certain employees. As of December 31, 2001, there were 1,329,732 restricted stock awards outstanding. Each restricted Class B Share unit provides the holder with an award of one Class B Share, subject to either a three-year, four-year, or five-year performance-related vesting schedule. The related compensation expense is being recognized over the vesting periods. Compensation expense recognized was $3,536,623, $4,173,640 and $3,576,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

(7) Income Taxes

   Security Capital files a Federal income tax return including its consolidated subsidiaries. SC-European Real Estate Shares has complied with the provisions of the Internal Revenue Code available to regulated investment companies and intends to distribute investment company net taxable income and net capital gains to shareholders. Therefore, no provision for federal income taxes has been made in Security Capital's consolidated financial statements for tax at the SC-European Real Estate Shares entity level.

   A reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 35% in 2001, 2000 and 1999 to the amount recorded in the consolidated financial statements is as follows (in thousands):

                                                       2001      2000      1999
                                                     --------  --------  --------
Computed U.S. Federal expected provision (benefit).. $ 86,799  $151,387  $(39,834)
Increases (decreases) resulting from:
   Change in valuation allowance(1).................       --   (11,041)   11,295
   Non-taxable foreign income, net..................   (1,993)   (9,910)   (8,500)
   State and foreign taxes..........................     (622)    1,397       (86)
   Net operating losses (recognized) not recognized.  (44,334)  (17,878)   21,818
   Other............................................     (591)    5,090       458
                                                     --------  --------  --------
Actual U.S. Federal provision (benefit)............. $ 39,259  $119,045  $(14,849)
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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows (in thousands):

                                                           2001      2000
                                                         --------  --------
   Deferred tax assets:
      Homestead Village net operating losses............ $ 35,490  $ 45,981
      Investments in equity method operating companies..  206,168        --
      Depreciable assets................................   41,411        --
      Lease obligation, mortgages and other liabilities.    5,275    63,239
      Other.............................................      400     1,781
                                                         --------  --------
      Gross deferred tax assets.........................  288,744   111,001
      Valuation allowance...............................       --   (28,414)
                                                         --------  --------
      Deferred tax assets, net of valuation allowances..  288,744    82,587
   Deferred tax liabilities:
      Investments in equity method operating companies..   (4,875)  (54,613)
      Depreciable assets................................       --   (80,806)
      Other.............................................   (2,024)       --
                                                         --------  --------
   Net deferred tax asset (liability)................... $281,845  $(52,832)
                                                         ========  ========

(8) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands, except per share amounts) for 2001 and 2000 is summarized below.

                                                              Quarter Ended
                                              --------------------------------------------   Year Ended
                                              March 31, June 30, September 30, December 31, December 31,
                                              --------- -------- ------------- ------------ ------------
2001:
   Revenues, including equity in earnings.... $368,943  $188,989   $149,850     $ (23,645)    $684,137
   Earnings (loss) from operations...........  251,556    75,137     38,814      (117,510)     247,997
   Net earnings (loss).......................  158,511    42,876     19,590       (37,447)     183,530
   Basic earnings (loss) per Class B Share...     1.12      0.31       0.14         (0.27)        1.32
   Diluted earnings (loss) per Class B Share.     1.03      0.30       0.14         (0.27)        1.28

2000:
   Revenues, including equity in earnings.... $ 96,811  $246,596   $276,523     $ 181,754     $801,684
   Earnings from operations..................   20,500    94,833    205,942       113,414      434,689
   Net earnings..............................   12,365    69,545    150,635        84,724      317,269
   Basic earnings per Class B Share..........     0.11      0.64       1.40          0.81         2.95
   Diluted earnings per Class B Share........     0.11      0.60       1.24          0.75         2.74

   The first and second quarter results differ from those reported in the respective Forms 10-Q due to the restatement discussed in the September 30, 2001 Form 10-Q.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(9) Fair Values of Financial Instruments

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

   The carrying amount of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 2001 and 2000, because of the short maturity of these instruments. Similarly, the carrying value of lines of credit borrowings, the Belmont construction notes payable and certain InterPark mortgages payable approximates fair value at the balance sheet dates since the interest rates fluctuate based on published market rates.

   The following table reflects the carrying amount and estimated fair value of Security Capital's financial instruments at December 31 (in thousands):

                                        2001                2000
                                 ------------------- -------------------
                                 Carrying            Carrying
                                  Amount  Fair Value  Amount  Fair Value
                                 -------- ---------- -------- ----------
       Note receivable.......... $115,000  $115,000  $     --  $     --

       Long-term debt...........  699,745   736,502   699,676   649,092
       Convertible debentures...  196,329   221,095   229,818   177,764
       InterPark fixed-rate debt  338,103   340,413        --        --

(10) Purchase of SC-U.S. Realty Assets

   On January 16, 2001, SC Realty Incorporated, an indirect wholly-owned subsidiary of Security Capital, purchased all of the assets of SC-U.S. Realty in exchange for the issuance of 45.4 million Class B Shares with a market value of $894.7 million and the payment of $112 million in cash to SC-U.S. Realty shareholders who elected to receive cash. In addition, Security Capital funded $435 million to repay indebtedness of SC-U.S. Realty existing on the date of acquisition. As a result of the acquisition, all investees directly owned by SC-U.S. Realty became directly owned by Security Capital.

   The acquisition was accounted for under the purchase method of accounting. Because the fair-value of the assets acquired was more than the purchase price, approximately $599.3 million of negative goodwill was recognized. The negative goodwill reduced the investments in real estate companies that are accounted for under the equity method of accounting and the long-lived assets of the two real estate companies that are consolidated, namely their real estate and intangible assets. Negative goodwill was not applied to the investment in CarrAmerica or to the real estate of CWS Communities, as Security Capital sold these investments within twelve months of the acquisition of SC-U.S. Realty and under the purchase method of accounting their subsequent sales price equals their fair value at the time of acquisition (see note 12 for further discussion).

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following pro forma financial information for the year ended December 31, 2000 assumes that the acquisition of SC-U.S. Realty had occurred on January 1, 2000 (in thousands, except per share amounts):

                        Income................. $685,254
                        Expenses...............  587,792
                                                --------
                        Net earnings........... $ 97,462
                                                ========
                        Net earnings per share:
                           Basic............... $   0.64
                                                ========
                           Diluted............. $   0.63
                                                ========

(11) Commitments and Contingencies and Related Party Transactions

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

   As part of their due diligence procedures, Security Capital's investees generally conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Security Capital's results of operations. Security Capital and its investees are not aware of any environmental condition on any of their properties which is likely to have a material adverse effect on Security Capital's financial condition or results of operations.

   As of December 31, 2001, Security Capital and its subsidiaries have a remaining funding commitment to SC-European Realty of $33.6 million, $74.8 million to Belmont and $46.1 million to InterPark. At December 31, 2001, Belmont had approximately $27.4 million of unfunded commitments for developments under construction. During 2001, SC-European Realty decreased, on a pro rata basis, funding commitments from its shareholders, which decreased Security Capital's commitment by $44.1 million. As mentioned in note 12, Security Capital has entered into an agreement to acquire Storage USA. The total cost is estimated to be approximately $1.1 billion, which includes the purchase price, assumption of liabilities, taxes and transaction costs.

   At December 31, 2001, Security Capital had $1.7 million of interest bearing loans outstanding to officers and employees.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(12) Sales of Investments and Pending Purchase

   During 2000, Security Capital sold 22.8 million shares of Archstone recognizing realized gains of approximately $155.1 million.

   During 2001, Security Capital sold all or substantially all of the following investments:

  . Archstone in February 2001, resulting in a gain of $217.1 million and generating $700.3 million of proceeds, and $57.3 million of estimated income taxes.

  . CWS Communities in August 2001 for $291.6 million in cash. Net proceeds from the transaction, after taxes and transaction costs, were $270.0 million.

  . Homestead Village in November 2001 for a total value of $740 million that resulted in a loss of $102.7 million. The consideration received in the transaction includes $480 million in cash, the assumption by the purchaser of $145 million in liabilities and the issuance to Security Capital of a $115 million promissory note. The promissory note carries an initial coupon of 12% that increases by 100 basis points annually and matures in five years. The note represents a mezzanine loan to the purchaser that is subordinate to $400 million of first mortgage financing on the Homestead Village properties. Net cash proceeds from the sale, excluding future proceeds from the promissory note and after transaction costs, were approximately $462 million.

  . CarrAmerica in November and December 2001. The transactions generated net proceeds to Security Capital of $760 million.

   Under the purchase method of accounting for business combinations, no gain or loss was recognized on the sale of CWS Communities or CarrAmerica as any gains or losses on sale within twelve months of the acquisition of SC-U.S. Realty are reflected as purchase price adjustments.

   Security Capital entered into a purchase and sale agreement, dated December 5, 2001 by and among Storage USA, Storage USA Trust, SUSA Partnership, L.P., and Security Capital, which provides for the sale of all of the assets of Storage USA, including its interests in SUSA Partnership, L.P., its operating partnership, to Security Capital, and the merger of Storage USA into SUSA Partnership, L.P. Each holder of shares of Storage USA common stock and limited partnership interest in the Storage USA operating partnership, other than Security Capital and its affiliates, will be entitled to receive $42.50 per share in cash. The Storage USA transaction is subject to shareholder approval and other customary closing conditions. After the completion of the Storage USA transactions, Security Capital will own all of the assets, and assume the indebtedness, of Storage USA and Storage USA will no longer be publicly traded. No assurance can be given that this transaction will close.

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        BALANCE SHEETS (Unconsolidated)

                       (In thousands, except share data)

                                                                           December 31,
                                                                      ----------------------
                                                                         2001        2000
                                                                      ----------  ----------
                               ASSETS
                               ------
Investments in and advances to subsidiaries.......................... $3,841,918  $3,174,799
Cash and cash equivalents............................................        187       3,331
Deferred tax asset...................................................    154,353          --
Other assets.........................................................     87,216      44,603
                                                                      ----------  ----------
       Total assets.................................................. $4,083,674  $3,222,733
                                                                      ==========  ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Liabilities:
   Long-term debt.................................................... $  699,745  $  699,676
   Convertible debentures............................................    196,329     229,818
   Accounts payable and accrued expenses.............................     26,659         250
                                                                      ----------  ----------
       Total liabilities.............................................    922,733     929,744
                                                                      ----------  ----------
Shareholders' Equity:
   Class A Shares, $.01 par value; 15,543,012 shares authorized;
     826,031 and 1,029,728 shares issued and outstanding
     in 2001 and 2000, respectively..................................          8          10
   Class B Shares, $.01 par value; 234,199,346 shares authorized;
     98,117,903 and 51,737,531 shares issued and outstanding
     in 2001 and 2000, respectively..................................        981         517
   Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2001 and 2000; stated liquidation preference
     of $1,000 per share.............................................    257,642     257,642
   Additional paid-in capital........................................  2,824,338   2,126,290
   Accumulated other comprehensive income (loss).....................    (49,179)    (35,091)
   Retained earnings (deficit).......................................    127,151     (56,379)
                                                                      ----------  ----------
       Total shareholders' equity....................................  3,160,941   2,292,989
                                                                      ----------  ----------
       Total liabilities and shareholders' equity.................... $4,083,674  $3,222,733
                                                                      ==========  ==========

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT



   STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unconsolidated)

                                (In thousands)

                                                                  Year Ended December 31,
                                                               -----------------------------
                                                                 2001        2000      1999
                                                               --------    --------  ---------
INCOME:
   Equity in earnings (loss) of subsidiaries, net of tax...... $288,398    $384,453  $ (10,519)
   Interest and other income..................................    6,139      11,335      8,432
                                                               --------    --------  ---------
                                                                294,537     395,788     (2,087)
                                                               --------    --------  ---------
EXPENSES:
   General, administrative and other expenses.................   15,109      17,844     18,587
   Interest expense...........................................   77,044      78,570     83,745
                                                               --------    --------  ---------
                                                                 92,153      96,414    102,332
                                                               --------    --------  ---------
Earnings (loss) from operations and before income taxes.......  202,384     299,374   (104,419)
                                                               --------    --------  ---------
Provision for income benefit (expense):
   Current....................................................  (37,883)     29,778      5,702
   Deferred...................................................   39,009          --       (140)
                                                               --------    --------  ---------
Total income tax benefit (expense)............................    1,126      29,778      5,562
                                                               --------    --------  ---------
Net earnings (loss) before extraordinary items and change in
  accounting principle........................................  203,510     329,152    (98,857)
   Extraordinary items--gain (loss) on early extinguishments
     of debt..................................................   (1,945)      6,152     16,032
   Change in accounting principle--cumulative effect on
     on prior years of expensing costs of start-up activities.       --          --    (16,136)
                                                               --------    --------  ---------
Net earnings (loss)...........................................  201,565     335,304    (98,961)
   Preferred Share dividends..................................  (18,035)    (18,035)   (18,035)
                                                               --------    --------  ---------
Net earnings (loss) attributable to common shares.............  183,530     317,269   (116,996)
Other comprehensive income (loss):
   Foreign currency translation adjustments, net..............  (14,088)    (23,071)   (17,395)
                                                               --------    --------  ---------
Comprehensive income (loss)................................... $169,442    $294,198  $(134,391)
                                                               ========    ========  =========

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                   STATEMENTS OF CASH FLOWS (Unconsolidated)

                                (In thousands)

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                    2001       2000       1999
                                                                 ----------  ---------  ---------
Operating Activities:
   Net earnings (loss).......................................... $  201,565  $ 335,304  $ (98,961)
   Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
       Equity in (earnings) loss of subsidiaries................   (288,398)  (384,453)    10,519
       Distributions from subsidiaries..........................  1,368,635    457,689    550,061
       Provision (benefit) for deferred income taxes............    (39,009)        --        140
       Other....................................................     (2,147)    (6,152)       104
   Increase in other assets.....................................    (42,613)   (49,180)    (2,557)
   Decrease (increase) in accounts payable and accrued expenses.     26,409     (5,318)    (8,458)
                                                                 ----------  ---------  ---------
        Net cash provided by operating activities...............  1,224,442    347,890    450,848
                                                                 ----------  ---------  ---------
Investing Activities:
   Investment in and advances to subsidiaries...................   (982,186)   (66,445)  (305,560)
   Other........................................................         --        274      1,169
                                                                 ----------  ---------  ---------
        Net cash flows used in investing activities.............   (982,186)   (66,171)  (304,391)
                                                                 ----------  ---------  ---------
Financing Activities:
   Extinguishment of debt.......................................         --         --    (27,428)
   Proceeds from sale of common shares, net of expense..........         --      6,641      5,880
   Proceeds from line of credit.................................    362,300    336,000    436,910
   Payments on line of credit...................................   (362,300)  (426,900)  (509,410)
   Proceeds from transaction loan...............................    530,000
   Payments on transaction loan.................................   (530,000)
   Proceeds from long-term debt offerings.......................         --         --     85,317
   Repurchase of common shares..................................   (227,365)  (176,168)  (119,754)
   Preferred dividends paid.....................................    (18,035)   (18,035)   (18,035)
   Other........................................................         --         --         52
                                                                 ----------  ---------  ---------
        Net cash flows used in financing activities.............   (245,400)  (278,462)  (146,468)
                                                                 ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............     (3,144)     3,257        (11)
Cash and cash equivalents, beginning of year....................      3,331         74         85
                                                                 ----------  ---------  ---------
Cash and cash equivalents, end of year.......................... $      187  $   3,331  $      74
                                                                 ==========  =========  =========
Non-Cash Investing and Financing Activities:
   Value of Security Capital common shares
     issued to acquire SC-U.S. Realty's assets.................. $ (894,700) $      --  $      --
                                                                 ==========  =========  =========
   Effect of SC-U.S. Realty's sale of
     Security Capital shares.................................... $       --  $  13,756  $      --
                                                                 ==========  =========  =========
   Exchange of convertible debentures
     for Archstone shares....................................... $       --  $  42,500  $      --
                                                                 ==========  =========  =========

                      SECURITY CAPITAL GROUP INCORPORATED

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unconsolidated)

1. Investments in Subsidiaries

   Security Capital has investments in subsidiaries that hold interests in the following companies: Belmont, City Center Retail, InterPark, ProLogis, Regency, SC-European Realty, SC-European Real Estate Shares, SC-Preferred Growth, SC-US Real Estate Shares, and Storage USA.

   Dividends from consolidated subsidiaries amounted to $1,368,635,000, $457,689,000, and $550,061,000 during 2001, 2000, and 1999, respectively.

2. Indebtedness

   See discussion on Security Capital's line of credit, Senior Unsecured Notes and Convertible Debt in note 4 to the consolidated financial statements.

3. Income Taxes

   Security Capital files a consolidated Federal income tax return with its subsidiaries. Security Capital entered into transactions in 2001 involving the sale of its investment in Homestead Village that generated previously unrecognized tax benefits of $44.3 million.

   Certain deferred taxes are recorded by Security Capital subsidiaries on its equity method investments. See additional discussion in note 7 to the consolidated financial statements.

4. Reclassifications

   Certain amounts in 1999 and 2000 have been reclassified to conform to the 2001 presentation.

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                                (in thousands)

                                                                                                    Gross Amounts
                                                            Initial Cost                          At Which Carried
                                                            to Investee         Costs          as of December 31, 2001
                                                        -------------------- Capitalized -----------------------------------
                                                                             Subsequent
                                         No. of Encum-           Building &      to               Building &
Description                              Bldgs  brances  Land   Improvements Acquisition  Land   Improvements Total(a)(b)(d)
-----------                              ------ ------- ------- ------------ ----------- ------- ------------ --------------
Belmont
  City/ Property Name
  Chicago, Illinois
   Belmont Village at Geneva Road.......    1   $12,567 $ 2,354        --     $ 18,653   $ 2,354   $ 18,653      $ 21,007
   Belmont Village of Buffalo Grove.....    1        --   1,736        --        1,818     1,736      1,818         3,554
   Belmont Village of Glenview..........          7,798   2,604        --       18,044     2,604     18,044        20,648
   Belmont Village of Oakbrook Terrace..    1        --   3,416        --        1,690     3,416      1,690         5,106
  Houston, Texas
   Belmont Village at West University...    1    10,294   3,504        --       12,655     3,504     12,655        16,159
   First Colony.........................    1        --     775        --            2       775          2           777
  Louisville, Kentucky
   Belmont Village of St. Matthews......    1     6,802   1,842        --       10,249     1,842     10,249        12,091
  Los Angeles, California
   Belmont Village of Burbank...........    1        81   3,765        --       10,899     3,765     10,899        14,664
   Belmont Village of Hollywood.........    1     8,589   1,349        --       18,773     1,349     18,773        20,122
  Memphis, Tennessee
   Belmont Village of Memphis...........    1     7,406   2,212        --        9,647     2,212      9,647        11,859
  Nashville, Tennessee
   Belmont Village of Green Hills.......    1     8,622   2,449        --       12,626     2,449     12,626        15,075
  San Diego, California
   Belmont Village of Sabre Springs.....    1    14,071   4,857        --       19,117     4,857     19,117        23,974
  San Francisco Bay Area, California
   Belmont Village of San Jose..........    1     4,981   2,817        --       15,726     2,817     15,726        18,543
   Belmont Village of Sunnyvale.........    1       395   4,585        --        8,714     4,585      8,714        13,299
   Unallocated development costs........    1        --      --        --        5,823        --      5,823         5,823
                                           --   ------- -------   -------     --------   -------   --------      --------
Total Belmont...........................   14    81,606  38,265        --      164,436    38,265    164,436       202,701
                                           --   ------- -------   -------     --------   -------   --------      --------
City Center Retail
  City/ Property Name
  Chicago, Illinois
   Streets of Woodfield.................    1        --  10,400     9,990       67,254    12,301     75,343        87,644
  San Francisco, California
   100 Grand Avenue.....................    1        --   1,415    18,956          880     1,430     19,821        21,251
  Washington, D.C.
   Mazza Gallerie.......................    1        --  14,304    14,242       39,418    14,304     53,660        67,964
                                           --   ------- -------   -------     --------   -------   --------      --------
Total City Center Retail................    3        --  26,119    43,188      107,552    28,035    148,824       176,859
                                           ==   ======= =======   =======     ========   =======   ========      ========
      Grand Total.......................   17   $81,606 $64,384   $43,188     $271,988   $66,300   $313,260      $379,560
                                           ==   ======= =======   =======     ========   =======   ========      ========




                                         Accumulated     Date of
                                         Depreciation Construction/
Description                               (a)(c)(d)    Acquisition
-----------                              ------------ -------------
Belmont
  City/ Property Name
  Chicago, Illinois
   Belmont Village at Geneva Road.......   $   542        2001
   Belmont Village of Buffalo Grove.....        --        2001
   Belmont Village of Glenview..........        --        2000
   Belmont Village of Oakbrook Terrace..        --        2001
  Houston, Texas
   Belmont Village at West University...     1,394        1998
   First Colony.........................                  1997
  Louisville, Kentucky
   Belmont Village of St. Matthews......       847        1999
  Los Angeles, California
   Belmont Village of Burbank...........        --        2000
   Belmont Village of Hollywood.........        --        1999
  Memphis, Tennessee
   Belmont Village of Memphis...........       772        2000
  Nashville, Tennessee
   Belmont Village of Green Hills.......     1,061        1999
  San Diego, California
   Belmont Village of Sabre Springs.....       749        2001
  San Francisco Bay Area, California
   Belmont Village of San Jose..........        --        1999
   Belmont Village of Sunnyvale.........        --        2000
   Unallocated development costs........        --          --
                                           -------
Total Belmont...........................     5,365
                                           -------
City Center Retail
  City/ Property Name
  Chicago, Illinois
   Streets of Woodfield.................     6,097        1997
  San Francisco, California
   100 Grand Avenue.....................     1,967        1998
  Washington, D.C.
   Mazza Gallerie.......................     4,836        1997
                                           -------
Total City Center Retail................    12,900
                                           =======
      Grand Total.......................   $18,265
                                           =======

                      SECURITY CAPITAL GROUP INCORPORATED

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31,2001

                                (In thousands)

--------
(a) Reconciliation of total cost to real estate balance sheet caption at December 31, 2001 (in thousands):

Total per Schedule III................................................... $  379,560
Purchase accounting adjustments resulting from the acquisition of SC-U.S.
  Realty.................................................................    (86,642)
Other unallocated capitalized costs......................................      2,690
Other real estate used in the parking garage business....................    843,149
                                                                          ----------
       Total real estate, at cost........................................  1,138,757
Accumulated depreciation.................................................    (57,114)
                                                                          ----------
       Real estate, less accumulated depreciation........................ $1,081,643
                                                                          ==========

(b) The aggregate cost for federal income tax purposes was approximately $202,701 (Belmont) and $176,199 (City Center Retail).

(c) Belmont: Buildings are depreciated over their estimated useful lives 20-40 years for buildings and improvements. CCRT: Buildings are depreciated over 40 years.

(d) A summary of activity for real estate and accumulated depreciation as of December 31, 2001 is as follows (in thousands):

                                                         City Center
                                                Belmont    Retail     Total
                                                -------- ----------- --------
  Real Estate
   Balance at beginning of year................ $131,284  $188,936   $320,220
   Additions:
     Acquisitions and completions of operating
       facilities..............................   45,221        --     45,221
     Improvements to operating facilities......      153     3,809      3,962
   Dispositions................................       --   (14,939)   (14,939)
   Change in construction in progress balance..   26,043      (947)    25,096
                                                --------  --------   --------
   Balance at end of year...................... $202,701  $176,859   $379,560
                                                ========  ========   ========
  Accumulated depreciation
   Balance at beginning of year................ $  2,548  $  8,738   $ 11,286
   Depreciation expense........................    2,817     5,307      8,124
   Accumulated depreciation associated with
     dispositions..............................       --    (1,145)    (1,145)
                                                --------  --------   --------
   Balance at end of year...................... $  5,365  $ 12,900   $ 18,265
                                                ========  ========   ========

                         Independent Auditors' Report

The Shareholders and Board of Directors
Regency Centers Corporation:

   We have audited the accompanying consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regency Centers Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Jacksonville, Florida
January 31, 2002

                          REGENCY CENTERS CORPORATION

                          Consolidated Balance Sheets

                          December 31, 2001 and 2000

                                                                                                    2001           2000
                                                                                               --------------  -------------
                                          ASSETS
                                          ------
Real estate investments (notes 2, 5 and 9):
    Land...................................................................................... $  600,081,672    564,089,984
    Buildings and improvements................................................................  1,914,961,155  1,813,554,881
                                                                                               --------------  -------------
                                                                                                2,515,042,827  2,377,644,865
    Less: accumulated depreciation............................................................    202,325,324    147,053,900
                                                                                               --------------  -------------
                                                                                                2,312,717,503  2,230,590,965
    Properties in development.................................................................    408,437,476    296,632,730
    Operating properties held for sale........................................................    158,121,462    184,150,762
    Investments in real estate partnerships (note 4)..........................................     75,229,636     85,198,279
                                                                                               --------------  -------------
       Net real estate investments............................................................  2,954,506,077  2,796,572,736
Cash and cash equivalents.....................................................................     27,853,264    100,987,895
Notes receivable..............................................................................     32,504,941     66,423,893
Tenant receivables, net of allowance for uncollectible accounts of $4,980,335 and
 $4,414,085 at December 31, 2001 and 2000, respectively.......................................     47,723,145     39,407,777
Deferred costs, less accumulated amortization of $20,402,059 and $13,910,018 at
 December 31, 2001 and 2000, respectively.....................................................     34,399,242     21,317,141
Other assets..................................................................................     12,327,567     10,434,298
                                                                                               --------------  -------------
                                                                                               $3,109,314,236  3,035,143,740
                                                                                               ==============  =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Liabilities:
    Notes payable (note 5).................................................................... $1,022,720,748    841,072,156
    Unsecured line of credit (note 5).........................................................    374,000,000    466,000,000
    Accounts payable and other liabilities....................................................     73,434,322     75,460,304
    Tenants' security and escrow deposits.....................................................      8,656,456      8,262,885
                                                                                               --------------  -------------
       Total liabilities......................................................................  1,478,811,526  1,390,795,345
                                                                                               --------------  -------------
Preferred units (note 6)......................................................................    375,403,652    375,407,777
Exchangeable operating partnership units......................................................     32,108,191     34,899,813
Limited partners' interest in consolidated partnerships.......................................      3,940,011      8,625,839
                                                                                               --------------  -------------
       Total minority interest................................................................    411,451,854    418,933,429
                                                                                               --------------  -------------
Stockholders' equity (notes 6, 7 and 8):
    Series 2 cumulative convertible preferred stock and paid in capital; $.01 par value per share: 1,502,532 shares authorized, 1,487,507 shares issued and outstanding at
     December 31, 2001 and 2000, respectively; liquidation preference $20.83 per share........     34,696,112     34,696,112
    Common stock $.01 par value per share: 150,000,000 shares authorized; 60,995,496
     and 60,234,925 shares issued at December 31, 2001 and 2000, respectively.................        609,955        602,349
    Treasury stock; 3,394,045 and 3,336,754 shares held at December 31, 2001 and 2000,
     respectively, at cost....................................................................    (67,346,414)   (66,957,282)
    Additional paid in capital................................................................  1,327,579,434  1,317,668,173
    Distributions in excess of net income.....................................................    (68,226,276)   (51,064,870)
    Stock loans...............................................................................     (8,261,955)    (9,529,516)
                                                                                               --------------  -------------
       Total stockholders' equity.............................................................  1,219,050,856  1,225,414,966
                                                                                               --------------  -------------
Commitments and contingencies (notes 9 and 10)
                                                                                               $3,109,314,236  3,035,143,740
                                                                                               ==============  =============

          See accompanying notes to consolidated financial statements

                          REGENCY CENTERS CORPORATION

                     Consolidated Statements of Operations

             For the Years ended December 31, 2001, 2000, and 1999

                                                             2001         2000         1999
                                                         ------------  -----------  -----------
Revenues:
   Minimum rent (note 9)................................ $271,713,124  256,279,019  218,039,441
   Percentage rent......................................    5,833,674    5,231,517    5,000,272
   Recoveries from tenants..............................   76,068,575   69,707,918   55,919,788
   Service operations revenue...........................   31,494,739   27,226,411   18,239,486
   Equity in income of investments in
     real estate partnerships...........................    3,439,397    3,138,553    4,687,944
                                                         ------------  -----------  -----------
       Total revenues...................................  388,549,509  361,583,418  301,886,931
                                                         ------------  -----------  -----------
Operating expenses:
   Depreciation and amortization........................   67,505,587   59,430,262   48,611,519
   Operating and maintenance............................   50,239,821   47,297,799   39,204,109
   General and administrative...........................   20,560,939   19,932,609   19,274,225
   Real estate taxes....................................   38,734,782   34,998,404   28,253,961
   Other expenses.......................................    4,356,384    1,936,686      472,526
                                                         ------------  -----------  -----------
       Total operating expenses.........................  181,397,513  163,595,760  135,816,340
                                                         ------------  -----------  -----------
Interest expense (income):
   Interest expense.....................................   74,416,416   71,970,783   60,067,007
   Interest income......................................   (5,577,487)  (4,807,711)  (2,196,954)
                                                         ------------  -----------  -----------
       Net interest expense.............................   68,838,929   67,163,072   57,870,053
                                                         ------------  -----------  -----------
       Income before gain, provision on real estate
        investments and minority interests..............  138,313,067  130,824,586  108,200,538
Gain (loss) on sale of operating properties.............      699,376    4,506,982     (232,989)
Provision for loss on operating properties held for sale   (1,595,136) (12,995,412)          --
                                                         ------------  -----------  -----------
       Income before minority interests.................  137,417,307  122,336,156  107,967,549
Minority interest preferred unit distributions..........  (33,475,007) (29,601,184) (12,368,403)
Minority interest of exchangeable partnership units.....   (2,557,003)  (2,492,419)  (2,897,778)
Minority interest of limited partners...................     (721,090)  (2,631,721)  (2,855,404)
                                                         ------------  -----------  -----------
       Net income.......................................  100,664,207   87,610,832   89,845,964
Preferred stock dividends...............................   (2,965,099)  (2,817,228)  (2,244,593)
                                                         ------------  -----------  -----------
       Net income for common stockholders............... $ 97,699,108   84,793,604   87,601,371
                                                         ============  ===========  ===========
Net income for common stockholders per share (note 7):
   Basic................................................ $       1.70         1.49         1.61
                                                         ============  ===========  ===========
   Diluted.............................................. $       1.69         1.49         1.61
                                                         ============  ===========  ===========

          See accompanying notes to consolidated financial statements

                          REGENCY CENTERS CORPORATION

                Consolidated Statements of Stockholders' Equity

             For the Years ended December 31, 2001, 2000 and 1999




                                                                                                             -
                                  Series 1 and 2          Class B                Additional    Distributions
                                    Preferred    Common   Common    Treasury      Paid In       in exess of     Stock
                                      Stock      Stock     Stock     Stock        Capital       Net Income      Loans
                                  -------------- -------  -------  -----------  -------------  ------------- -----------
Balance at
  December 31, 1998..............   $        --  254,889   25,000           --    578,466,708   (19,395,744)  (8,609,390)
Common stock issued as
 compensation or purchased by
 directors or officers...........            --    2,499       --           --      3,731,625            --           --
Common stock issued or
 redeemed under stock loans......            --     (528)      --           --     (1,312,203)           --    1,623,552
Common stock issued for
  partnership units exchanged....            --    3,961       --           --      7,591,712            --           --
Common stock issued for
  Class B conversion.............            --   29,755  (25,000)          --         (4,755)           --           --
Preferred stock issued to
  acquire Pacific................    35,046,570       --       --           --             --            --           --
Common stock issued to acquire
 Pacific.........................            --  305,669       --           --    715,434,215            --   (3,998,954)
Common stock issued for
  preferred stock conversion.....      (350,458)     150       --           --        350,308            --           --
Repurchase of common stock
 (note 6)........................            --       --       --  (54,536,612)            --            --           --
Cash dividends declared:
  Common stock ($1.84 per
   share) and preferred stock....            --       --       --           --             --   (97,229,758)          --
Net income.......................            --       --       --           --             --    89,845,964           --
                                   ------------  -------  -------  -----------  -------------  ------------  -----------
Balance at
  December 31, 1999..............   $34,696,112  596,395       --  (54,536,612) 1,304,257,610   (26,779,538) (10,984,792)
Common stock issued as
 compensation or purchased by
 directors or officers...........            --    2,226       --           --      4,791,861            --           --
Common stock redeemed under
 stock loans.....................            --     (445)      --   (1,332,251)      (192,818)           --    1,455,276
Common stock issued for
  partnership units exchanged....            --    4,138       --           --      9,807,737            --           --
Common stock issued to
  acquire real estate............            --       35       --           --         88,889            --           --
Reallocation of minority interest            --       --                    --     (1,085,106)           --           --
Repurchase of common stock
 (note 6)........................            --       --       --  (11,088,419)            --            --           --
Cash dividends declared:
Common stock ($1.92 per share)
 and preferred stock.............            --       --       --           --             --  (111,896,164)          --
Net income.......................            --       --       --           --             --    87,610,832           --
                                   ------------  -------  -------  -----------  -------------  ------------  -----------
Balance at
  December 31, 2000..............   $34,696,112  602,349       --  (66,957,282) 1,317,668,173   (51,064,870)  (9,529,516)
Common stock issued as
 compensation or purchase by
 directors or officers...........            --    6,493       --      (51,027)     7,556,021            --           --
Common stock redeemed
  under stock loans..............            --     (102)      --     (182,741)      (278,563)           --    1,267,561
Common stock issued for
  partnership units exchanged....            --    1,216       --           --      3,219,237            --           --
Common stock issued to acquire
 real estate.....................            --       16       --           --         43,180            --           --
Reallocation of minority interest            --       --                    --       (628,614)           --           --
Repurchase of common stock.......            --      (17)      --     (155,364)            --            --           --
Cash dividends declared:
   Common stock ($2.00 per
    share)and preferred stock....            --       --       --           --             --  (117,825,613)          --
Net income.......................            --       --       --           --             --   100,664,207           --
                                   ------------  -------  -------  -----------  -------------  ------------  -----------
Balance at
   December 31, 2001.............   $34,696,112  609,955       --  (67,346,414) 1,327,579,434   (68,226,276)  (8,261,955)
                                   ============  =======  =======  ===========  =============  ============  ===========




                                      Total
                                  Stockholders'
                                     Equity
                                  -------------
Balance at
  December 31, 1998..............   550,741,463
Common stock issued as
 compensation or purchased by
 directors or officers...........     3,734,124
Common stock issued or
 redeemed under stock loans......       310,821
Common stock issued for
  partnership units exchanged....     7,595,673
Common stock issued for
  Class B conversion.............            --
Preferred stock issued to
  acquire Pacific................    35,046,570
Common stock issued to acquire
 Pacific.........................   711,740,930
Common stock issued for
  preferred stock conversion.....            --
Repurchase of common stock
 (note 6)........................   (54,536,612)
Cash dividends declared:
  Common stock ($1.84 per
   share) and preferred stock....   (97,229,758)
Net income.......................    89,845,964
                                  -------------
Balance at
  December 31, 1999.............. 1,247,249,175
Common stock issued as
 compensation or purchased by
 directors or officers...........     4,794,087
Common stock redeemed under
 stock loans.....................       (70,238)
Common stock issued for
  partnership units exchanged....     9,811,875
Common stock issued to
  acquire real estate............        88,924
Reallocation of minority interest    (1,085,106)
Repurchase of common stock
 (note 6)........................   (11,088,419)
Cash dividends declared:
Common stock ($1.92 per share)
 and preferred stock.............  (111,896,164)
Net income.......................    87,610,832
                                  -------------
Balance at
  December 31, 2000.............. 1,225,414,966
Common stock issued as
 compensation or purchase by
 directors or officers...........     7,511,487
Common stock redeemed
  under stock loans..............       806,155
Common stock issued for
  partnership units exchanged....     3,220,453
Common stock issued to acquire
 real estate.....................        43,196
Reallocation of minority interest      (628,614)
Repurchase of common stock.......      (155,381)
Cash dividends declared:
   Common stock ($2.00 per
    share)and preferred stock....  (117,825,613)
Net income.......................   100,664,207
                                  -------------
Balance at
   December 31, 2001............. 1,219,050,856
                                  =============

          See accompanying notes to consolidated financial statements

                          REGENCY CENTERS CORPORATION

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2001, 2000 and 1999

                                                                           2001           2000          1999
                                                                       -------------  ------------  ------------
Cash flows from operating activities:
  Net income.......................................................... $ 100,664,207    87,610,832    89,845,964
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization......................................    67,505,587    59,430,262    48,611,519
   Deferred loan cost and debt premium amortization...................     1,136,734       609,107       556,100
   Stock based compensation...........................................     6,217,572     4,719,212     2,411,907
   Minority interest preferred unit distribution......................    33,475,007    29,601,184    12,368,403
   Minority interest of exchangeable partnership units................     2,557,003     2,492,419     2,897,778
   Minority interest of limited partners..............................       721,090     2,631,721     2,855,404
   Equity in income of investments in real estate partnerships........    (3,439,397)   (3,138,553)   (4,687,944)
   (Gain) loss on sale of operating properties........................      (699,376)   (4,506,982)      232,989
   Provision for loss on operating properties held for sale...........     1,595,136    12,995,412            --
   Changes in assets and liabilities:
    Tenant receivables................................................    (9,304,128)   (4,170,897)  (12,342,419)
    Deferred leasing costs............................................   (11,691,159)  (10,454,805)   (5,025,687)
    Other assets......................................................    (4,213,411)   (4,732,220)       74,863
    Tenants' security and escrow deposits.............................       303,740       248,331     1,238,955
    Accounts payable and other liabilities............................      (771,305)    5,196,868    12,264,438
                                                                       -------------  ------------  ------------
      Net cash provided by operating activities.......................   184,057,300   178,531,891   151,302,270
                                                                       -------------  ------------  ------------
Cash flows from investing activities:
  Acquisition and development of real estate..........................  (332,702,732) (432,545,686) (232,524,318)
  Proceeds from sale of real estate...................................   142,016,541   165,926,227    76,542,059
  Acquisition of Pacific, net of cash acquired........................            --            --    (9,046,230)
  Acquistion of partners' interest in investments
   in real estate partnerships, net of cash acquired..................     2,416,621    (1,402,371)           --
  Investment in real estate partnerships..............................   (45,562,955)  (66,890,477)  (30,752,019)
  Capital improvements................................................   (15,837,052)  (19,134,500)  (21,535,961)
  Proceeds from sale of real estate partnerships......................     2,967,481            --            --
  Repayment of notes receivable.......................................    67,582,696    15,673,125            --
  Distributions received from investments in real estate partnerships.    16,811,892     3,109,586       704,474
                                                                       -------------  ------------  ------------
      Net cash used in investing activities...........................  (162,307,508) (335,264,096) (216,611,995)
                                                                       -------------  ------------  ------------
Cash flows from financing activities:
  Net proceeds from common stock issuance.............................        65,264        25,276       223,375
  Repurchase of common stock..........................................      (155,381)  (11,088,419)  (54,536,612)
  Purchase of limited partners' interest in consolidated partnerships.            --    (2,925,158)     (633,673)
  Redemption of partnership units.....................................      (110,487)   (1,435,694)   (1,620,939)
  Net distributions to limited partners in consolidated partnerships..    (5,248,010)   (2,139,886)   (1,071,831)
  Distributions to exchangeable partnership unit holders..............    (3,144,987)   (3,652,033)   (3,534,515)
  Distributions to preferred unit holders.............................   (33,475,007)  (29,601,184)  (12,368,403)
  Dividends paid to common stockholders...............................  (114,860,514) (109,078,935)  (94,985,165)
  Dividends paid to preferred stockholders............................    (2,965,099)   (2,817,228)   (2,244,593)
  Net proceeds from fixed rate unsecured notes........................   239,582,400   159,728,500   249,845,300
  (Additional costs) net proceeds from issuance of preferred units....        (4,125)   91,591,503   205,016,274
  (Repayment) proceeds of unsecured line of credit, net...............   (92,000,000)  218,820,690  (142,051,875)
  Proceeds from notes payable.........................................            --    18,153,368       445,207
  Repayment of notes payable..........................................   (67,273,620) (112,669,554)  (32,534,707)
  Scheduled principal payments........................................    (6,146,318)   (6,230,191)   (6,085,360)
  Deferred loan costs.................................................    (9,148,539)   (3,078,398)   (4,355,008)
                                                                       -------------  ------------  ------------
      Net cash (used in) provided by financing activities.............   (94,884,423)  203,602,657    99,507,475
                                                                       -------------  ------------  ------------
      Net (decrease) increase in cash and cash equivalents............   (73,134,631)   46,870,452    34,197,750
Cash and cash equivalents at beginning of period......................   100,987,895    54,117,443    19,919,693
                                                                       -------------  ------------  ------------
Cash and cash equivalents at end of period............................ $  27,853,264   100,987,895    54,117,443
                                                                       =============  ============  ============

                          REGENCY CENTERS CORPORATION

             For the Years Ended December 31, 2001, 2000 and 1999

                                                                             2001        2000       1999
                                                                          ----------- ---------- -----------
Supplemental disclosure of cash flow information--cash paid for interest (net of capitalized interest of approximately
 $21,195,000, $14,553,000 and $11,029,000 in 2001, 2000
 and 1999, respectively)................................................. $67,546,988 66,261,518  52,914,976
                                                                          =========== ========== ===========
Supplemental disclosure of non-cash transactions:
Mortgage loans assumed for the acquisition of real estate................ $ 8,120,912 19,947,565 402,582,015
                                                                          =========== ========== ===========
Notes receivable taken in connection with sales of development properties $33,663,744 66,423,893  15,673,125
                                                                          =========== ========== ===========
Real estate contributed as investment in real estate partnerships........ $12,418,278  4,500,648          --
                                                                          =========== ========== ===========
Mortgage loan assumed, exchangeable operating partnership units and common stock issued for the acquisition of partners'
 interest in real estate partnerships.................................... $ 9,754,225  1,287,111          --
                                                                          =========== ========== ===========
Exchangeable operating partnership units and common stock issued
 for investments in real estate partnerships............................. $        --    329,948   1,949,020
                                                                          =========== ========== ===========
Preferred and common stock and exchangeable operating partnership
 units issued for the acquisition of real estate                          $        --    103,885 771,351,617
                                                                          =========== ========== ===========
Other liabilities assumed to acquire real estate......................... $        --         --  13,897,643
                                                                          =========== ========== ===========

          See accompanying notes to consolidated financial statements

                          REGENCY CENTERS CORPORATION

                  Notes to Consolidated Financial Statements

                               December 31, 2001

1. Summary of Significant Accounting Policies

  (a) Organization and Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly owned qualified REIT subsidiaries, and its majority owned or controlled subsidiaries and partnerships (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held by RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units ("Units") and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.

  (b) Revenues

   The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Accrued rents are included in tenant receivables. Minimum rent has been adjusted to reflect the effects of recognizing rent on a straight-line basis.

   Substantially all of the lease agreements contain provisions that provide additional rents based on tenants' sales volume (contingent or percentage rent) or reimbursement of the tenants' share of real estate taxes and certain common area maintenance (CAM) costs. These additional rents are recognized when the tenants achieve the specified targets as defined in the lease agreements.

   Service operations revenue includes management fees, commission income, and development-related profits from the sales of recently developed real estate properties and land. The Company recorded gains from the sales of development properties and land of $28.1, million $25.5 million, and $14.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. Service operations revenue does not include gains or losses from the sale of operating properties previously held for investment which are included in gain or loss on the sale of operating properties.

   The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate." In summary, profits from sales will not be recognized by the Company unless a sale has been consummated; the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

  (c) Real Estate Investments

   Land, buildings and improvements are recorded at cost. All direct and indirect costs clearly associated with the acquisition, development and construction of real estate projects are capitalized as buildings and improvements.

   Maintenance and repairs which do not improve or extend the useful lives of the respective assets are reflected in operating and maintenance expense. The property cost includes the capitalization of interest expense incurred during construction based on average outstanding expenditures.

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


  (c) Real Estate Investments (continued)

   Depreciation is computed using the straight-line method over estimated useful lives of up to forty years for buildings and improvements, term of lease for tenant improvements, and three to seven years for furniture and equipment.

   Operating properties held for sale include properties that no longer meet the Company's long-term investment standards, such as expected growth in revenue or market dominance. Once identified and marketed for sale, these properties are segregated on the balance sheet as operating properties held for sale. The Company also develops shopping centers and stand-alone retail stores for resale. Once completed, these developments are also included in operating properties held for sale. Operating properties held for sale are carried at the lower of cost or fair value less estimated selling costs. Depreciation and amortization are suspended during the period held for sale. Results from operations from these properties resulted in net income of $10.5 million and $6.8 million for the years ended December 31, 2001 and 2000, respectively.

   The Company reviews its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value. During 2001 and 2000, the Company recorded a provision for loss on operating properties held for sale of $1.6 million and $13.0 million, respectively.

  (d) Income Taxes

   The Company believes it qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code (the "Code"). As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distributions to stockholders. As distributions have exceeded taxable income, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

   Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes primarily because of different depreciable lives and cost bases of the shopping centers, and other timing differences.


   Regency Realty Group, Inc., ("RRG"), a wholly-owned subsidiary of the Company is subject to federal and state income taxes and files separate tax returns. RRG had taxable income of $9.8 million, $2.3 million, and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. RRG incurred federal and state income tax of $4.0 million, $0.9 million, and $2.0 million in 2001, 2000 and 1999, respectively, which are included in other expenses.

   Effective January 1, 2001, the Company and RRG jointly elected for RRG to be treated as a Taxable REIT Subsidiary of the Company as such term is defined in
Section 856(l) of the Code. Such election is not expected to impact the tax treatment of either the Company or RRG.

   At December 31, 2001 and 2000, the net book basis of real estate assets exceeds the tax basis by approximately $109 million and $115 million, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


  (d) Income Taxes (continued)

   The following summarizes the tax status of dividends paid during the years ended December 31 (unaudited):

                                              2001   2000  1999
                                              -----  ----  ----
               Dividend per share............ $2.00  1.92  1.84
               Ordinary income...............    83%   82%   75%
               Capital gain..................     3%    5%    2%
               Return of capital.............    13%   11%   23%
               Unrecaptured Section 1250 gain     1%    2%   --

  (e) Deferred Costs

   Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Such costs are amortized over the periods through lease expiration or loan maturity. Deferred leasing costs consist of internal and external commissions associated with leasing the Company's shopping centers.
Net deferred leasing costs were $22.2 million and $15.3 million at December 31, 2001 and 2000, respectively. Deferred loan costs consists of initial direct and incremental costs associated with financing activities. Net deferred loan costs were $12.2 million and $6.0 million at December 31, 2001 and 2000, respectively.

  (f) Earnings Per Share

   Basic net income per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per share also includes common share equivalents for stock options, exchangeable operating partnership units, and preferred stock when dilutive. See note 7 for the calculation of earnings per share.

  (g) Cash and Cash Equivalents

   Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

  (h) Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (i) Stock Option Plan

   The Company applies the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which allows companies a choice in the method of accounting for stock options. Entities may recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations state that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


  (j) Reclassifications

   Certain reclassifications have been made to the 2000 and 1999 amounts to conform to classifications adopted in 2001.

2. Acquisitions of Shopping Centers

   During 2001, the Company acquired three grocery-anchored shopping centers for $72.8 million representing 435,720 SF of gross leasable area.

   On August 3, 2000, the Company acquired the non-owned portion of two properties in one joint venture for $2.5 million in cash. The net assets of the joint venture were and continue to be consolidated by the Company. Prior to acquiring the non-owned portion, the joint venture partner's interest was reflected as limited partners' interest in consolidated partnerships in the Company's financial statements.

   The 2001 and 2000 acquisitions were accounted for as purchases and as such the results of their operations are included in the consolidated financial statements from the date of the acquisition. None of the acquisitions were significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

   During 2000, the Company paid contingent consideration of $5.0 million related to the acquisition of 43 shopping centers and joint ventures acquired during 1998. No additional contingent consideration is due related to any acquisitions of the Company.

3. Segments

   The Company was formed, and currently operates, for the purpose of 1) operating and developing Company-owned retail shopping centers (Retail segment), and 2) providing services including management fees and commissions earned from third parties, and development related profits and fees earned from the sales of shopping centers, outparcels and build-to-suit properties to third parties (Service operations segment). The Company's reportable segments offer different products or services and are managed separately because each requires different strategies and management expertise. There are no inter-segment sales or transfers.

   The Company assesses and measures operating results starting with net operating income for the Retail segment and revenues for the Service operations segment and converts such amounts into a performance measure referred to as Funds From Operations ("FFO"). The operating results for the individual retail shopping centers have been aggregated since all of the Company's shopping centers exhibit highly similar economic characteristics as neighborhood shopping centers, and offer similar degrees of risk and opportunities for growth. FFO as defined by the National Association of Real Estate Investment Trusts consists of net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of income-producing property held for investment, plus depreciation and amortization of real estate, and adjustments for unconsolidated investments in real estate partnerships and joint ventures. The Company further adjusts FFO by distributions made to holders of Units and preferred stock that results in a diluted FFO amount. The Company considers diluted FFO to be the industry standard for reporting the operations of REITs. Adjustments for investments in real estate partnerships are calculated to reflect diluted FFO on the same basis. While management believes that diluted FFO is the most relevant and widely used measure of the Company's performance, such amount does not represent cash flow from operations as defined by accounting principles generally accepted in the United States of America, should not be considered an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. Additionally, the Company's calculation of diluted FFO, as provided below, may not be comparable to similarly titled measures of other REITs.

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


3. Segments (continued)

   The accounting policies of the segments are the same as those described in note 1. The revenues, diluted FFO, and assets for each of the reportable segments are summarized as follows for the years ended December 31, 2001, 2000, and 1999. Assets not attributable to a particular segment consist primarily of cash and deferred costs.

                                                               2001         2000         1999
                                                           ------------  -----------  -----------
Revenues:
   Retail segment......................................... $357,054,770  334,357,007  283,647,445
   Service operations segment.............................   31,494,739   27,226,411   18,239,486
                                                           ------------  -----------  -----------
       Total revenues..................................... $388,549,509  361,583,418  301,886,931
                                                           ============  ===========  ===========
Funds from Operations:
   Retail segment net operating income.................... $268,779,543  256,567,786  215,956,386
   Service operations segment income......................   31,494,739   27,226,411   18,239,486
   Adjustments to calculate diluted FFO:
       Interest expense...................................  (74,416,416) (71,970,783) (60,067,007)
       Interest income....................................    5,577,487    4,807,711    2,196,954
       General and administrative and other...............  (24,917,323) (21,869,295) (19,746,751)
       Non-real estate depreciation.......................   (2,194,623)  (1,459,326)  (1,003,092)
       Minority interest of limited partners..............     (721,090)  (2,631,721)  (2,855,404)
       Gain on sale of operating properties including
         depreciation on developments sold................   (1,692,843)  (3,082,625)     232,989
       Minority interest in depreciation
         and amortization.................................     (228,320)    (481,184)    (584,048)
       Share of joint venture depreciation
         and amortization.................................      750,470    1,287,793      987,912
       Distributions on preferred units...................  (33,475,007) (29,601,184) (12,368,403)
                                                           ------------  -----------  -----------
       Funds from Operations--diluted.....................  168,956,617  158,793,583  140,989,022
                                                           ------------  -----------  -----------
   Reconciliation to net income for common
     stockholders:
   Real estate related depreciation
     and amortization.....................................  (65,310,964) (57,970,936) (47,608,427)
   Minority interest in depreciation
     and amortization.....................................      228,320      481,184      584,048
   Share of joint venture depreciation
     and amortization.....................................     (750,470)  (1,287,793)    (987,912)
   Provision for loss on operating properties
     held for sale........................................   (1,595,136) (12,995,412)          --
   Gain (loss) on sale of operating properties............    1,692,843    3,082,625     (232,989)
   Minority interest of exchangeable
     operating partnership units..........................   (2,557,003)  (2,492,419)  (2,897,778)
                                                           ------------  -----------  -----------
       Net income......................................... $100,664,207   87,610,832   89,845,964
                                                           ============  ===========  ===========
Assets (in thousands):
   Retail segment......................................... $  2,631,592    2,454,476    2,463,639
   Service operations segment.............................      403,142      447,929      123,233
   Cash and other assets..................................       74,580      132,739       68,064
                                                           ------------  -----------  -----------
       Total assets....................................... $  3,109,314    3,035,144    2,654,936
                                                           ============  ===========  ===========

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


4. Investments in Real Estate Partnerships

   The Company accounts for all investments in which it owns 50% or less and does not have controlling financial interest using the equity method. The Company's combined investment in these partnerships was $75.2 million and $85.2 million at December 31, 2001 and 2000, respectively. Net income is allocated to the Company in accordance with the respective partnership agreements.

   The Company has a 20% equity interest in Columbia Regency Retail Partners, LLC ("Columbia"), a joint venture with Columbia PERFCO Partners, L.P. ("PERFCO") that was formed for the purpose of investing in retail shopping centers. During 2001, Columbia acquired two shopping centers from the Company for $32.3 million, acquired two shopping centers from unaffiliated sellers for $42.0 million, and acquired three shopping centers from PERFCO for $73.4 million. During 2001 and 2000, the Company recognized gains on the sale of shopping centers to Columbia of $1.0 million and $3.7 million, respectively, which represents gain recognition on only that portion of Columbia not owned by the Company, and received net proceeds of $24.9 million and $40.5 million, respectively. The gains are included in service operations revenue as development property gains.

   The Company has a 25% equity interest in Macquarie CountryWide-Regency, LLC, ("MCWR") a joint venture with an affiliate of Macquarie CountryWide Trust of Australia, a Sydney, Australia-based property trust focused on investing in grocery-anchored shopping centers. During 2001, MCWR acquired five shopping centers from the Company for $36.7 million. During 2001, the Company recognized gains on the sale of shopping centers to MCWR of $1.8 million, which represents gain recognition on only that portion of MCWR not owned by the Company, and received net proceeds of $27.8 million. The Company recognized gains of $1.3 million from the sale of development properties which are included in service operations revenue as development property gains. The Company also recognized gains of $0.5 million from the sale of operating properties previously held for investment which are included in gains on sale of operating properties.

   With the exception of Columbia and MCWR, both of which intend to continue expanding their investment in shopping centers, the investments in real estate partnerships represent single asset entities formed for the purpose of developing or owning a retail shopping center.

   The Company's investments in real estate partnerships as of December 31 2001 and 2000 consist of the following (in thousands):

                                                Ownership  2001    2000
                                                --------- ------- ------
        Columbia Regency Retail Partners, LLC..    20%    $31,092  4,817
        Macquarie CountryWide-Regency, LLC.....    25%      4,180     --
        OTR/Regency Texas Realty Holdings, L.P.    30%     16,590 16,277
        Regency Ocean East Partnership, L.P....    25%      2,783  2,129
        RRG-RMC Tracy, LLC.....................    50%     12,339  6,663
        Tinwood, LLC...........................    50%      7,177  4,124
        GME/RRG I, LLC.........................    50%      1,069     --
        K & G/Regency II, LLC..................    50%         --  6,618
        Regency/DS Ballwin, LLC................    50%         -- 19,064
        T & M Shiloh Development Company.......    50%         -- 11,310
        R & KS Dell Range Development, LLC.....    50%         --  8,839
        M & KS Woodman Development, LLC........    50%         --  4,520
        R & KS Aspen Park Development, LLC.....    50%         --    837
                                                          $75,230 85,198

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


4. Investments in Real Estate Partnerships (continued)

   Summarized financial information for the unconsolidated investments on a combined basis, is as follows (in thousands):

                                                December 31, December 31,
                                                    2001         2000
                                                ------------ ------------
       Balance Sheets:
          Investment property, net.............   $286,096     148,945
          Other assets.........................      8,581       9,123
                                                  --------     -------
              Total assets.....................   $294,677     158,068
                                                  ========     =======
       Notes payable and other debt............   $ 67,489      14,323
       Other liabilities.......................      5,983      25,105
       Equity and partner's capital............    221,205     118,640
                                                  --------     -------
              Total liabilities and equity.....   $294,677     158,068
                                                  ========     =======

   The revenues and expenses are summarized as follows for the years ended December 31, 2001, 2000 and 1999:

                                           2001    2000   1999
                                          ------- ------ ------
                Statements of Operations:
                Total revenues........... $26,896 19,235 16,208
                Total expenses...........  14,066 13,147  8,501
                                          ------- ------ ------
                   Net income............ $12,830  6,088  7,707
                                          ======= ====== ======

   Unconsolidated partnerships and joint ventures had mortgage loans payable of $67.5 million at December 31, 2001 and the Company's proportionate share of these loans was $14.7 million. $62.5 million of the mortgage loans payable are non-recourse and contain no other provisions that would result in a contingent liability to the Company. The Company is the guarantor of a $5.0 million mortgage loan for Regency Ocean East Partnership, L.P.

5. Notes Payable and Unsecured Line of Credit

   The Company's outstanding debt at December 31, 2001 and 2000 consists of the following (in thousands):

                                                 2001      2000
                                              ---------- ---------
             Notes Payable:
                Fixed rate mortgage loans.... $  240,091   270,491
                Variable rate mortgage loans.     21,691    40,640
                Fixed rate unsecured loans...    760,939   529,941
                                              ---------- ---------
                    Total notes payable......  1,022,721   841,072
             Unsecured line of credit........    374,000   466,000
                                              ---------- ---------
                    Total.................... $1,396,721 1,307,072
                                              ========== =========

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


5. Notes Payable and Unsecured Line of Credit (continued)

   On April 30, 2001, the Company modified the terms of its line of credit (the "Line") by reducing the commitment to $600 million, reducing the interest rate spread from 1.0% to .85% and extending the maturity date to April 2004. Interest rates paid on the Line at December 31, 2001 and 2000 were based on LIBOR plus .85% and 1.0% or 2.913% and 7.875%, respectively. The spread that the Company pays on the Line is dependent upon maintaining specific investment grade ratings. The Company is required to comply and is in compliance with certain financial and other covenants customary with this type of unsecured financing. The Line is used primarily to finance the acquisition and development of real estate, but is also available for general working capital purposes.

   Subsequent to December 31, 2001, the Company paid down the Line using the net proceeds of an unsecured debt offering for $250 million completed on January 15, 2002. The notes have a fixed interest rate of 6.75%, were priced at 99.850%, are due on January 15, 2012 and are guaranteed by the Company.

   On December 12, 2001, the Company, through RCLP, completed a $20 million unsecured debt offering with an interest rate of 7.25%. The notes were priced at 99.375%, are due on December 12, 2011 and are guaranteed by the Company. On January 22, 2001, the Company, through RCLP, completed a $220 million unsecured debt offering with an interest rate of 7.95%. The notes were priced at 99.867%, are due on January 15, 2011 and are guaranteed by the Company. The net proceeds of the offerings were used to reduce the balance of the Line.

   On December 15, 2000, the Company, through RCLP, completed a $10 million unsecured private debt offering with an interest rate of 8.0%. The notes were priced at 99.375%, are due on December 15, 2010 and are guaranteed by the Company. On August 29, 2000, the Company, through RCLP, completed a $150 million unsecured debt offering with an interest rate of 8.45%. The notes were priced at 99.819%, are due on September 1, 2010 and are guaranteed by the Company. The net proceeds of the offerings were used to reduce the balance of the Line.

   Mortgage loans are secured by certain real estate properties, and may be prepaid, but could be subject to a yield-maintenance premium. Mortgage loans are generally due in monthly installments of interest and principal and mature over various terms through 2019. Variable interest rates on mortgage loans are currently based on LIBOR plus a spread in a range of 125 basis points to 175 basis points. Fixed interest rates on mortgage loans range from 6.82% to 9.5%.

   As of December 31, 2001, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

                                      Scheduled
                                      Principal Term Loan   Total
           Scheduled Payments by Year Payments  Maturities Payments
           -------------------------- --------- ---------- ---------
           2002......................  $ 5,051     44,083     49,134
           2003......................    4,803     22,863     27,666
           2004 (includes the Line)..    5,185    585,829    591,014
           2005......................    4,011    148,029    152,040
           2006......................    3,578     24,089     27,667
           Beyond 5 Years............   29,422    511,933    541,355
           Unamortized debt premiums.       --      7,845      7,845
                                       -------  ---------  ---------
                  Total..............  $52,050  1,344,671  1,396,721
                                       =======  =========  =========

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


5. Notes Payable and Unsecured Line of Credit (continued)
   The fair value of the Company's notes payable and Line are estimated based on the current rates available to the Company for debt of the same remaining maturities. Variable rate notes payable and the Line are considered to be at fair value, since the interest rates on such instruments reprice based on current market conditions. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying financial statements at fair value. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is $1.43 billion.

6. Stockholders' Equity and Minority Interest

   The Company, through RCLP, has issued Cumulative Redeemable Preferred Units ("Preferred Units") in various amounts since 1998. The issues were sold primarily to institutional investors in private placements for $100.00 per unit. The Preferred Units, which may be called by the Partnership at par after certain dates, have no stated maturity or mandatory redemption, and pay a cumulative, quarterly dividend at fixed rates. At any time after 10 years from the date of issuance, the Preferred Units may be exchanged for Cumulative Redeemable Preferred Stock ("Preferred Stock") at an exchange rate of one share for one unit. The Preferred Units and the related Preferred Stock are not convertible into common stock of the Company. The net proceeds of these offerings were used to reduce the Line. At December 31, 2001 and 2000 the face value of total preferred units issued was $384 million with an average fixed distribution rate of 8.72%.

   Terms and conditions of the Preferred Units are summarized as follows:

           Units     Issue    Issuance   Distribution Callable by  Redeemable
 Series    Issued    Price     Amount        Rate       Company   by Unitholder
 ------   --------- ------- ------------ ------------ ----------- -------------
 Series A 1,600,000 $ 50.00 $ 80,000,000    8.125%     06/25/03     06/25/08
 Series B   850,000  100.00   85,000,000    8.750%     09/03/04     09/03/09
 Series C   750,000  100.00   75,000,000    9.000%     09/03/04     09/03/09
 Series D   500,000  100.00   50,000,000    9.125%     09/29/04     09/29/09
 Series E   700,000  100.00   70,000,000    8.750%     05/25/05     05/25/10
 Series F   240,000  100.00   24,000,000    8.750%     09/08/05     09/08/10
          ---------         ------------
          4,640,000         $384,000,000
          =========         ============

   During 2000, the remaining Series 1 preferred stock was converted into 537,107 shares of Series 2 preferred stock. Series 2 preferred stock is convertible into common stock on a one-for-one basis. The Series 2 preferred shares are entitled to quarterly dividends in an amount equal to the common dividend and are cumulative. The Company may redeem the preferred stock any time after October 20, 2010 at a price of $20.83 per share, plus all accrued but unpaid dividends.

   During 1999, the Board of Directors authorized the repurchase of approximately $65 million of the Company's outstanding shares through periodic open market transactions or privately negotiated transactions. At March 31, 2000, the Company had completed the program by purchasing 3.25 million shares.

   On June 11, 1996, the Company entered into a Stockholders Agreement with a subsidiary of Security Capital Group Incorporated ("SCG") granting it certain rights such as purchasing common stock, nominating representatives to the Company's Board of Directors, and subjecting SCG to certain restrictions including voting and ownership restrictions. On December 14, 2001, SCG entered into a definitive agreement with GE Capital whereby GE Capital will acquire all of the outstanding shares of SCG.

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


7. Earnings Per Share

   The following summarizes the calculation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 (in thousands except per share data):

                                                                           2001    2000   1999
                                                                         -------- ------ ------
Basic Earnings Per Share (EPS) Calculation:
   Weighted average common shares outstanding...........................   57,465 56,754 53,494
                                                                         -------- ------ ------
   Net income for common stockholders................................... $ 97,699 84,794 87,601
   Less: dividends paid on Class B common stock.........................       --     --  1,409
                                                                         -------- ------ ------
Net income for Basic EPS................................................ $ 97,699 84,794 86,192
                                                                         -------- ------ ------
Basic EPS............................................................... $   1.70   1.49   1.61
                                                                         -------- ------ ------
Diluted Earnings Per Share (EPS) Calculation
   Weighted average shares outstanding for Basic EPS....................   57,465 56,754 53,494
   Exchangeable operating partnership units.............................    1,593  1,851  2,004
   Incremental shares to be issued under common stock options using the
     Treasury Method....................................................      216     54      4
                                                                         -------- ------ ------
Total diluted shares....................................................   59,274 58,659 55,502
                                                                         -------- ------ ------
Net income for Basic EPS................................................ $ 97,699 84,794 86,192
Add: minority interest of exchangeable operating partnership units......    2,557  2,492  2,898
                                                                         -------- ------ ------
Net income for Diluted EPS.............................................. $100,256 87,286 89,090
                                                                         -------- ------ ------
Diluted EPS............................................................. $   1.69   1.49   1.61
                                                                         -------- ------ ------

   The Series 1 and Series 2 preferred stock are not included in the above calculation because their effects are anti-dilutive.

8. Long-Term Stock Incentive Plans

   The Company has a Long-Term Omnibus Plan (the "Plan") pursuant to which the Board of Directors may grant stock and stock options to officers, directors and other key employees. The Plan provides for the issuance of up to 12%of the Company's common shares outstanding not to exceed 8.5 million shares. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options granted have ten year terms, and contain vesting terms of one to five years from the date of grant.

   At December 31, 2001, there were approximately 1.6 million shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2001 and 2000 was $2.32 and $2.18 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001--expected dividend yield 7.3%, risk-free interest rate of 5.2%, expected volatility 20%, and an expected life of 6.0 years; 2000--expected dividend yield 8.1%, risk-free interest rate of 6.7%, expected volatility 20%, and an expected life of 6.0 years. The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


8. Long-Term Stock Incentive Plans (continued)

   Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for common stockholders would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

            Net income for common stockholders  2001    2000   1999
            ---------------------------------- ------- ------ ------
                 As reported:                  $97,699 84,794 87,601
                  Net income per share:
                        Basic................. $  1.70   1.49   1.61
                        Diluted............... $  1.69   1.49   1.61
                 Pro forma:                    $96,776 83,864 85,448
                  Net income per share:
                        Basic................. $  1.68   1.48   1.57
                        Diluted............... $  1.68   1.47   1.57

   Stock option activity during the periods indicated is as follows:

                                                         Weighted
                                           Number of     Average
                                            Shares    Exercise Price
                                           ---------  --------------
            Outstanding, December 31, 1998 1,708,577      $24.71
                                           ---------      ------
               Granted....................   860,767       20.70
               Pacific merger............. 1,251,719       24.24
               Forfeited..................   (87,395)      25.69
               Exercised..................    (4,000)      17.88
                                           ---------      ------
            Outstanding, December 31, 1999 3,729,668       23.61
                                           ---------      ------
               Granted....................    52,924       21.59
               Forfeited..................  (170,798)      25.52
               Exercised..................   (21,017)      21.69
                                           ---------      ------
            Outstanding, December 31, 2000 3,590,777       23.50
                                           ---------      ------
               Granted....................   591,614       25.01
               Forfeited..................   (79,009)      24.11
               Exercised..................  (420,420)      21.62
                                           ---------      ------
            Outstanding, December 31, 2001 3,682,962      $23.94
                                           ---------      ------

   The following table presents information regarding all options outstanding at December 31, 2001:

                             Weighted
                              Average                   Weighted
                 Number of   Remaining                  Average
                  Options   Contractual    Range of     Exercise
                Outstanding    Life     Exercise Prices  Price
                ----------- ----------- --------------- --------
                 1,751,862     7.13      $ 16.75-24.69   $21.92
                 1,931,100     6.01        25.00-27.69    25.77
                               ----      -------------   ------
                 3,682,962     6.54      $ 16.75-27.69   $23.94
                               ----      -------------   ------

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


8. Long-Term Stock Incentive Plans (continued)

   The following table presents information regarding options currently exercisable at December 31, 2001:

                                                  Weighted
                       Number of                  Average
                        Options      Range of     Exercise
                      Exercisable Exercise Prices  Price
                      ----------- --------------- --------
                       1,029,944   $16.75-24.69    $22.14
                       1,564,115    25.00-27.69     25.67
                                   ------------    ------
                       2,594,059   $16.75-27.69    $24.27
                                   ============    ======

   Also as part of the Plan, officers and other key employees have received loans to purchase stock with market rates of interest, have been granted restricted stock, and have been granted dividend equivalents. During 2001, 2000, and 1999, the Company charged $6.0 million, $3.4 million, and $1.0 million, respectively, to income on the consolidated statements of operations related to the Plan.

9. Operating Leases

   The Company's properties are leased to tenants under operating leases with expiration dates extending to the year 2037. Future minimum rents under noncancelable operating leases as of December 31, 2001, excluding tenant reimbursements of operating expenses and excluding additional contingent rentals based on tenants' sales volume are as follows (in thousands):

                      Year Ending December 31,   Amount
                      ------------------------ ----------
                                2002           $  266,670
                                2003              260,209
                                2004              230,431
                                2005              200,167
                                2006              162,290
                             Thereafter           112,409
                                               ----------
                               Total           $1,232,176
                                               ==========

   The shopping centers' tenant base includes primarily national and regional supermarkets, drug stores, discount department stores and other retailers and, consequently, the credit risk is concentrated in the retail industry. There were no tenants that individually represented 10% or more of the Company's combined minimum rent.

10. Contingencies

   The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. The operation of dry cleaning plants at the Company's shopping centers is the principal environmental concern. The Company believes that the tenants who operate these plants do so in accordance with current laws and regulations and has established procedures to monitor their operations. Additionally, the Company uses all legal means to cause tenants to remove dry cleaning plants from its shopping centers. Where available, the Company has applied and been accepted into state-sponsored environmental programs. The Company has a blanket environmental insurance policy that covers it against third party liabilities and

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


10. Contingencies (continued)

remediation costs on shopping centers that currently have no known environmental contamination. The Company has also placed environmental insurance on specific properties with known contamination in order to mitigate its environmental risk. Management believes that the ultimate disposition of currently known environmental matters will not have a material effect on the financial position, liquidity, or operations of the Company. At December 31, 2001 and 2000, the Company had recorded environmental liabilities of $1.8 million and $2.1 million, respectively.

11. Market and Dividend Information (Unaudited)

   The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "REG". The Company currently has approximately 3,500 shareholders. The following table sets forth the high and low prices and the cash dividends declared on the Company's common stock by quarter for 2001 and 2000:

                               2001                      2000
                    -------------------------- -------------------------



       -                               Cash                      Cash
       Quarter       High      Low   Dividends  High     Low   Dividends
        Ended        Price    Price  Declared   Price   Price  Declared
        ----        -------- ------- --------- ------- ------- ---------
       March 31.... $25.0000 22.6250    .50    20.9375 18.3125    .48
       June 30.....  25.5600 23.0000    .50    23.7500 19.2500    .48
       September 30  26.3500 22.7200    .50    24.0000 21.2500    .48
       December 31.  27.7500 24.5100    .50    24.0625 20.7500    .48

12. Summary of Quarterly Financial Data (Unaudited)

   Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2001 and 2000 (amounts in thousands, except per share data):

                                             First  Second   Third  Fourth
                                            Quarter Quarter Quarter Quarter
                                            ------- ------- ------- -------
     2001:
     Revenues.............................. $92,992 95,271  97,717  102,570
        Net income for common stockholders.  22,412 23,405  26,106   25,776
     Net income per share:
        Basic..............................     .39    .41     .45      .45
        Diluted............................     .39    .41     .45      .45
     2000:
     Revenues.............................. $81,202 86,263  92,638  101,480
        Net income for common stockholders.  21,621 15,418  23,881   23,874
     Net income per share:
        Basic..............................     .38    .27     .42      .42
        Diluted............................     .38    .27     .42      .42

                         Independent Auditors' Report
                        On Financial Statement Schedule

The Shareholders and Board of Directors
Regency Centers Corporation

   Under date of January 31, 2002, we reported on the consolidated balance sheets of Regency Centers Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Jacksonville, Florida
January 31, 2002

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                       Initial Cost                                               Total Cost
                                 ------------------------- Cost Capitalized -----------------------------------------
                                              Building &    Subsequent to                Building &   Properties held
                                    Land     Improvements    Acquisition       Land     Improvements     for Sale
                                 ----------- ------------- ---------------- ----------- ------------- ---------------
     7 ANASTASIA SHOPPING PLAZA    1,072,451     3,617,493       368,141      1,072,451     3,985,634            --
   600 ARAPAHO VILLAGE               837,148     8,031,688       277,463        837,148     8,309,151            --
   200 ASHFORD PLACE               2,803,998     9,943,994      (403,272)     2,583,998     9,760,722            --
    71 AVENTURA SHOPPING CENTER    2,751,094     9,317,790       549,869      2,751,094     9,867,659            --
   505 BECKETT COMMONS             1,625,242     5,844,871     2,351,281      1,625,242     8,196,152            --
   166 BENEVA                      2,483,547     8,851,199       342,568      2,483,547     9,193,767            --
   506 BENT TREE PLAZA             1,927,712     6,659,082        10,197      1,927,712     6,669,279            --
    51 BERKSHIRE COMMONS           2,294,960     8,151,236       186,294      2,294,960     8,337,530            --
   185 BETHANY PARK PLACE          4,604,877     5,791,750           325      4,604,877     5,792,075            --
   150 BLOOMINGDALE                3,861,759    14,100,891       409,899      3,861,759    14,510,790            --
   625 BLOSSOM VALLEY              7,803,568    10,320,913       164,465      7,803,568    10,485,378            --
    52 BOLTON PLAZA                2,660,227     6,209,110     1,512,090      2,634,664     7,746,763            --
    69 BONNERS POINT                 859,854     2,878,641       259,800        859,854     3,138,441            --
   619 BOULEVARD CENTER            3,659,040     9,658,227       417,212      3,659,040    10,075,439            --
   147 BOYNTON LAKES PLAZA         2,783,000    10,043,027     1,323,853      2,783,000    11,366,880            --
   202 BRIARCLIFF LA VISTA           694,120     2,462,819       611,727        694,120     3,074,546            --
   203 BRIARCLIFF VILLAGE          4,597,018    16,303,813     7,877,881      4,597,018    24,181,694            --
   666 BRISTOL WARNER              5,000,000    11,997,016       681,343      5,000,000    12,678,359            --
   508 BROOKVILLE PLAZA            1,208,012     4,205,994    (5,414,006)            --            --            --
   204 BUCKHEAD COURT              1,737,569     6,162,941     1,722,211      1,627,569     7,995,152            --
   621 BUCKLEY SQUARE              2,970,000     5,126,240        54,342      2,970,000     5,180,582            --
   133 CAMBRIDGE SQUARE              792,000     2,916,034     1,346,535        792,000     4,262,569            --
   139 CARMEL COMMONS              2,466,200     8,903,187     2,059,224      2,466,200    10,962,411            --
    54 CARRIAGE GATE                 740,960     2,494,750     1,699,361        740,960     4,194,111            --
   610 CASA LINDA PLAZA            4,515,000    30,809,330       201,630      4,515,000    31,010,960            --
   684 CASCADE PLAZA               3,023,165    10,694,460   (13,717,625)            --            --            --
    48 CENTER OF SEVEN SPRINGS     1,737,994     6,290,048    (2,204,701)            --            --     5,823,341
   614 CHAMPIONS FOREST            2,665,875     8,678,603       107,282      2,665,875     8,785,885            --
    82 CHASEWOOD PLAZA             1,675,000    11,390,727     6,411,513      2,476,486    17,000,754            --
   501 CHERRY GROVE                3,533,146    12,710,297     1,978,777      3,533,146    14,689,074            --
   663 CHERRY PARK MARKET          2,400,000    16,162,934       482,700      2,400,000    16,645,634            --
   519 CHEYENNE MEADOWS            1,601,425     7,700,084        59,705      1,601,425     7,759,789            --
    13 CITY VIEW SHOPPING CENTER   1,207,204     4,341,304       118,113      1,207,204     4,459,417            --
    90 COLUMBIA MARKETPLACE        1,280,158     4,285,745       524,243      1,280,158     4,809,988            --
   601 COOPER STREET               2,078,891    10,682,189        38,749      2,078,891    10,720,938            --
   649 COSTA VERDE                12,740,000    25,261,188       333,894     12,740,000    25,595,082            --
    63 COUNTRY CLUB                1,105,201     3,709,452       220,323      1,105,201     3,929,775            --
   628 COUNTRY CLUB CALIF          3,000,000    11,657,200       103,854      3,000,000    11,761,054            --
    76 COURTYARD SHOPPING CENTER   1,761,567     4,187,039       (82,028)     5,866,578            --            --
   167 CREEKSIDE PHASE II            390,802     1,397,415       380,052        370,527     1,797,742            --

                          of
                     Accumulated
                     Accumulated   Depreciation
           Total     Depreciation --------------  Mortgages
       ------------- ------------  -----------
     7     5,058,085     985,316      4,072,769           --
   600     9,146,299     625,602      8,520,697           --
   200    12,344,720   1,610,832     10,733,888    4,318,762
    71    12,618,753   3,622,355      8,996,398    8,166,259
   505     9,821,394     699,398      9,121,996           --
   166    11,677,314     736,611     10,940,703           --
   506     8,596,991     709,437      7,887,554    5,316,054
    51    10,632,490   1,779,484      8,853,006           --
   185    10,396,952     877,834      9,519,118
   150    18,372,549   1,482,799     16,889,750           --
   625    18,288,946     767,653     17,521,293           --
    52    10,381,427   1,667,430      8,713,997           --
    69     3,998,295     859,865      3,138,430           --
   619    13,734,479     719,394     13,015,085           --
   147    14,149,880   1,129,736     13,020,144           --
   202     3,768,666     592,827      3,175,839           --
   203    28,778,712   3,243,674     25,535,038   12,739,215
   666    17,678,359     920,238     16,758,121           --
   508            --          --             --           --
   204     9,622,721   1,185,065      8,437,656           --
   621     8,150,582     447,830      7,702,752           --
   133     5,054,569     472,367      4,582,202           --
   139    13,428,611   1,323,070     12,105,541           --
    54     4,935,071   1,259,905      3,675,166           --
   610    35,525,960   2,283,316     33,242,644           --
   684            --          --             --           --
    48     5,823,341          --      5,823,341           --
   614    11,451,760     635,956     10,815,804           --
    82    19,477,240   4,316,371     15,160,869           --
   501    18,222,220   1,360,415     16,861,805           --
   663    19,045,634   1,377,522     17,668,112           --
   519     9,361,214     622,644      8,738,570
    13     5,666,621     629,587      5,037,034           --
    90     6,090,146   1,125,585      4,964,561           --
   601    12,799,829     777,596     12,022,233           --
   649    38,335,082   2,339,385     35,995,697           --
    63     5,034,976     921,044      4,113,932           --
   628    14,761,054     842,506     13,918,548           --
    76     5,866,578          --      5,866,578           --
   167     2,168,269      62,093      2,106,176

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                        Initial Cost                                               Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
   205 CROMWELL SQUARE              1,771,892     6,285,288       435,854      1,771,892     6,721,142            --
   673 CROSSROADS                   3,513,903     2,595,055            --      3,513,903     2,595,055            --
   206 CUMMING 400                  2,374,562     8,420,776       669,944      2,374,562     9,090,720            --
   149 DELK SPECTRUM                2,984,577    11,048,896        39,927      2,984,577    11,088,823            --
   160 DELL RANGE                   2,209,280     8,439,212            --      2,209,280     8,439,212
   635 DIABLO PLAZA                 5,300,000     7,535,866       270,586      5,300,000     7,806,452            --
   219 DUNWOODY HALL                1,819,209     6,450,922     5,163,877      2,521,838    10,912,170            --
   215 DUNWOODY VILLAGE             2,326,063     7,216,045     2,556,687      2,326,063     9,772,732            --
   502 EAST POINTE                  1,868,120     6,742,983     1,000,605      2,634,366     6,977,342            --
    89 EAST PORT PLAZA              3,257,023    11,611,363    (1,910,245)            --            --    12,958,141
   639 EL CAMINO                    7,600,000    10,852,428       365,611      7,600,000    11,218,039            --
   648 EL NORTE PARKWAY PLA         2,833,510     6,332,078       115,592      2,833,510     6,447,670            --
   629 ENCINA GRANDE                5,040,000    10,378,539       175,081      5,040,000    10,553,620            --
   216 ENSLEY SQUARE                  915,493     3,120,928      (978,912)       915,493     2,142,016            --
   510 EVANS CROSSING               1,468,743     5,123,617     1,563,158      1,696,319     6,459,199            --
   154 FLEMING ISLAND               3,076,701     6,291,505     3,780,320      3,076,701    10,071,825            --
   500 FRANKLIN SQUARE              2,584,025     9,379,749     1,670,400      2,584,025    11,050,149            --
   650 FRIARS MISSION               6,660,000    27,276,992        55,244      6,660,000    27,332,236            --
   161 FRISCO PRESTONBROOK          4,703,516    10,761,732       219,502      4,409,509    11,275,241            --
   145 GARDEN SQUARE                2,073,500     7,614,748       506,090      2,136,135     8,058,203            --
   156 GARNER FESTIVAL              5,591,099    19,897,197     1,795,998      5,591,099    21,693,195            --
   207 GLENWOOD VILLAGE             1,194,198     4,235,476       258,767      1,194,198     4,494,243            --
   170 HAMPSTEAD VILLAGE            2,769,901     6,379,103     1,081,711      3,844,152     6,386,563            --
   665 HANCOCK                      8,231,581    24,248,620     1,354,290      8,231,581    25,602,910            --
   226 HARPETH VILLAGE FIELDSTONE   2,283,874     5,559,498     3,746,115      2,283,874     9,305,613            --
   606 HARWOOD HILLS VILLAGE        2,852,704     8,996,133       402,233      2,852,704     9,398,366            --
   674 HEBRON PARK                  1,887,281     5,375,951    (7,263,232)            --            --            --
   687 HERITAGE LAND               12,390,000            --            --     12,390,000            --            --
   644 HERITAGE PLAZA                      --    23,675,957       728,785             --    24,404,742            --
   152 HIGHLAND SQUARE              2,615,250     9,359,722     9,690,217      3,375,950    18,289,239            --
   608 HILLCREST VILLAGE            1,600,000     1,797,686        18,506      1,600,000     1,816,192            --
   695 HILLSBORO MARKET CENTER        260,420     2,982,137            --        260,420     2,982,137
   159 HINSDALE LAKE COMMONS        4,217,840    15,039,854     1,674,017      5,729,008    15,202,703            --
   141 HYDE PARK                    9,240,000    33,340,181     2,958,552      9,735,102    35,803,631            --
   659 INGLEWOOD PLAZA              1,300,000     1,862,406       161,567      1,300,000     2,023,973            --
   680 JAMES CENTER                 2,706,000     9,451,497     7,483,181             --            --    19,640,678
   675 KELLER TOWN CENTER           2,293,527    12,239,464            --      2,293,527    12,239,464
   512 KERNERSVILLE PLAZA           1,741,562     6,081,020       538,639      1,741,562     6,619,659            --

                          of
                     Accumulated
                     Accumulated
           Total     Depreciation  Depreciation  Mortgages
       ------------- ------------ --------------
   205     8,493,034   1,020,353      7,472,681          --
   673     6,108,958     183,671      5,925,287          --
   206    11,465,282   1,379,048     10,086,234   6,190,464
   149    14,073,400   1,166,958     12,906,442   9,791,165
   160    10,648,492     143,059     10,505,433
   635    13,106,452     594,020     12,512,432          --
   219    13,434,008   1,180,916     12,253,092          --
   215    12,098,795   1,421,066     10,677,729          --
   502     9,611,708     771,383      8,840,325   4,962,796
    89    12,958,141          --     12,958,141          --
   639    18,818,039     848,828     17,969,211          --
   648     9,281,180     489,417      8,791,763          --
   629    15,593,620     789,322     14,804,298          --
   216     3,057,509     578,240      2,479,269          --
   510     8,155,518     613,679      7,541,839   4,041,163
   154    13,148,526     667,628     12,480,898   3,142,069
   500    13,634,174   1,252,462     12,381,712   8,649,850
   650    33,992,236   1,934,662     32,057,574  17,097,838
   161    15,684,750     739,191     14,945,559          --
   145    10,194,338     884,785      9,309,553   6,148,357
   156    27,284,294   1,741,441     25,542,853          --
   207     5,688,441     708,683      4,979,758   1,920,636
   170    10,230,715     581,821      9,648,894   9,249,885
   665    33,834,491   1,930,526     31,903,965          --
   226    11,589,487     918,660     10,670,827          --
   606    12,251,070     669,212     11,581,858          --
   674            --          --             --          --
   687    12,390,000          --     12,390,000          --
   644    24,404,742   1,806,545     22,598,197          --
   152    21,665,189   1,433,911     20,231,278   3,592,844
   608     3,416,192     131,670      3,284,522          --
   695     3,242,557      14,638      3,227,919
   159    20,931,711   1,197,523     19,734,188          --
   141    45,538,733   4,186,556     41,352,177          --
   659     3,323,973     151,232      3,172,741          --
   680    19,640,678          --     19,640,678   5,361,068
   675    14,532,991     584,375     13,948,616          --
   512     8,361,221     618,230      7,742,991   4,983,220

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                        Initial Cost                                               Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
   168 KINGS CROSSING (SUN CITY)    2,349,602     4,599,101    (6,948,703)            --            --            --
   146 KINGSDALE SHOPPING CENTER    3,866,500    14,019,614     5,404,459      4,027,691    19,262,882            --
    68 LAGRANGE MARKETPLACE           983,923     3,294,003       133,933        983,923     3,427,936            --
   652 LAKE MERIDIAN                6,510,000    12,121,889       347,623      6,510,000    12,469,512            --
   515 LAKE PINE PLAZA              2,008,110     6,908,986       612,580      2,008,110     7,521,566            --
   509 LAKESHORE                    1,617,940     5,371,499        66,583      1,617,940     5,438,082            --
   620 LEETSDALE MARKETPLACE        3,420,000     9,933,701        13,863      3,420,000     9,947,564            --
   622 LITTLETON SQUARE             2,030,000     8,254,964        23,083      2,030,000     8,278,047            --
   520 LLOYD KING CENTER            1,779,180     8,854,803         9,180      1,779,180     8,863,983            --
   218 LOEHMANNS PLAZA              3,981,525    14,117,891       879,247      3,981,525    14,997,138            --
   634 LOEHMANNS PLAZA CALIFORNIA   5,420,000     8,679,135       207,069      5,420,000     8,886,204            --
   143 LOVEJOY STATION              1,540,000     5,581,468        64,667      1,540,000     5,646,135            --
    73 LUCEDALE MARKETPLACE           641,565     2,147,848       140,567        641,565     2,288,415            --
   677 MACARTHUR PARK PHASE I       3,915,848     6,837,889        (2,943)            --            --    10,750,794
   140 MAINSTREET SQUARE            1,274,027     4,491,897       142,530      1,274,027     4,634,427            --
   135 MARINERS VILLAGE             1,628,000     5,907,835       280,730      1,628,000     6,188,565            --
   613 MARKET AT PRESTON FOREST     4,400,000    10,752,712         3,919      4,400,000    10,756,631            --
   615 MARKET AT ROUND ROCK         2,000,000     9,676,170        73,226      2,000,000     9,749,396            --
   112 MARKETPLACE ST PETE          1,287,000     4,662,740       376,599      1,287,000     5,039,339            --
    84 MARTIN DOWNS VILLAGE
       CENTER                       2,000,000     5,133,495     3,254,391      2,437,664     7,950,222            --
    85 MARTIN DOWNS VILLAGE
       SHOPPES                        700,000     1,207,861     3,361,188        817,135     4,451,914            --
   503 MAXTOWN ROAD (NORTHGATE)     1,753,136     6,244,449        39,547      1,753,136     6,283,996            --
   513 MAYNARD CROSSING             4,066,381    14,083,800     1,273,501      4,066,381    15,357,301            --
   221 MEMORIAL BEND SHOPPING
       CENTER                       3,256,181    11,546,660     2,406,868      3,366,181    13,843,528            --
   223 MERCHANTS VILLAGE            1,054,306     3,162,919    (4,217,225)            --            --            --
    43 MILLHOPPER                   1,073,390     3,593,523     1,331,752      1,073,390     4,925,275            --
   612 MILLS POINTE                 2,000,000    11,919,176        38,183      2,000,000    11,957,359            --
   609 MOCKINGBIRD COMMON           3,000,000     9,675,600       264,338      3,000,000     9,939,938            --
   186 MONUMENT JACKSON CREEK       2,999,482     6,476,151            --      2,999,482     6,476,151            --
   645 MORNINGSIDE PLAZA            4,300,000    13,119,929       125,291      4,300,000    13,245,220            --
   662 MURRAYHILL MARKETPLACE       2,600,000    15,753,034     1,334,443      2,600,000    17,087,477            --
   157 NASHBORO                     1,824,320     7,167,679       432,712      1,824,320     7,600,391            --
    20 NEWBERRY SQUARE              2,341,460     8,466,651     1,240,970      2,341,460     9,707,621            --
   647 NEWLAND CENTER              12,500,000    12,221,279       541,367     12,500,000    12,762,646            --
   616 NORTH HILLS                  4,900,000    18,972,202       106,034      4,900,000    19,078,236            --
    19 NORTH MIAMI SHOPPING
       CENTER                         603,750     2,021,250    (2,625,000)            --            --            --
   197 NORTHLAKE VILLAGE I          2,662,000     9,684,740       293,747      2,662,000     9,978,487            --

                          of
                     Accumulated
                     Accumulated
           Total     Depreciation  Depreciation   Mortgages
       ------------- ------------ --------------
   168            --          --             --           --
   146    23,290,573   1,948,992     21,341,581           --
    68     4,411,859     824,120      3,587,739           --
   652    18,979,512     933,082     18,046,430           --
   515     9,529,676     710,671      8,819,005    5,668,646
   509     7,056,022     549,356      6,506,666    3,531,287
   620    13,367,564     729,707     12,637,857           --
   622    10,308,047     589,030      9,719,017           --
   520    10,643,163     703,255      9,939,908
   218    18,978,663   2,363,132     16,615,531           --
   634    14,306,204     676,418     13,629,786           --
   143     7,186,135     644,494      6,541,641           --
    73     2,929,980     574,039      2,355,941           --
   677    10,750,794          --     10,750,794           --
   140     5,908,454     580,678      5,327,776           --
   135     7,816,565     791,621      7,024,944           --
   613    15,156,631     762,464     14,394,167           --
   615    11,749,396     711,944     11,037,452    7,022,217
   112     6,326,339     806,247      5,520,092           --
    84
          10,387,886   2,076,058      8,311,828           --
    85
           5,269,049   1,039,953      4,229,096           --
   503     8,037,132     616,507      7,420,625    5,114,262
   513    19,423,682   1,436,762     17,986,920   11,183,540
   221
          17,209,709   2,231,257     14,978,452    7,533,729
   223            --          --             --           --
    43     5,998,665   1,583,607      4,415,058           --
   612    13,957,359     877,373     13,079,986           --
   609    12,939,938     750,108     12,189,830           --
   186     9,475,633     576,180      8,899,453           --
   645    17,545,220     985,423     16,559,797           --
   662    19,687,477   1,254,341     18,433,136    7,810,800
   157     9,424,711     539,353      8,885,358
    20    12,049,081   2,324,964      9,724,117           --
   647    25,262,646   1,015,110     24,247,536           --
   616    23,978,236   1,363,705     22,614,531    8,080,012
    19
                  --          --             --           --
   197    12,640,487     313,863     12,326,624    6,766,369

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                       Initial Cost                                               Total Cost
                                 ------------------------- Cost Capitalized -----------------------------------------
                                              Building &    Subsequent to                Building &   Properties held
                                    Land     Improvements    Acquisition       Land     Improvements     for Sale
                                 ----------- ------------- ---------------- ----------- ------------- ---------------
   602 NORTHVIEW PLAZA             1,956,961     8,694,879        57,767      1,956,961     8,752,646            --
   642 OAKBROOK PLAZA              4,000,000     6,365,704       102,001      4,000,000     6,467,705            --
   138 OAKLEY PLAZA                1,772,540     6,406,975    (8,179,515)            --            --            --
    86 OCEAN BREEZE                1,250,000     3,341,199     2,582,099      1,527,400     5,645,898            --
   134 OLD ST AUGUSTINE PLAZA      2,047,151     7,355,162     1,132,261      2,047,151     8,487,423            --
     9 ORCHARD SQUARE              1,155,000     4,135,353     3,470,484      1,423,610     7,337,227            --
   209 PACES FERRY PLAZA           2,811,522     9,967,557     2,180,459      2,811,622    12,147,916            --
    80 PALM HARBOUR SHOPPING
       VILLAGE                     2,899,928    10,998,230     1,456,006      2,924,399    12,429,765            --
    50 PALM TRAILS PLAZA           2,438,996     5,818,523       (25,160)     2,218,233     6,014,126            --
   164 PARK PLACE                  2,231,745     7,974,362       142,820      2,231,745     8,117,182            --
    17 PARKWAY STATION             1,123,200     4,283,917       394,689      1,123,200     4,678,606            --
   617 PASEO VILLAGE               2,550,000     7,780,102       458,467      2,550,000     8,238,569            --
    66 PEACHLAND PROMENADE         1,284,562     5,143,564       199,275      1,284,561     5,342,840            --
   224 PEARTREE VILLAGE            5,196,653     8,732,711    10,768,493      5,196,653    19,501,204            --
   155 PIKE CREEK                  5,077,406    18,860,183     1,101,996      5,077,406    19,962,179            --
   618 PIMA CROSSING               5,800,000    24,891,690       206,172      5,800,000    25,097,862            --
   657 PINE LAKE VILLAGE           6,300,000    10,522,041        73,571      6,300,000    10,595,612            --
   148 PINE TREE PLAZA               539,000     1,995,927     3,472,330        539,000     5,468,257            --
   638 PLAZA DE HACIENDA           4,230,000    11,741,933       140,533      4,230,000    11,882,466            --
   640 PLAZA HERMOSA               4,200,000     9,369,630       181,516      4,200,000     9,551,146            --
   539 POWELL STREET PLAZA         8,247,800    29,279,275            --      8,247,800    29,279,275
   222 POWERS FERRY SQUARE         3,607,647    12,790,749     4,292,933      3,607,647    17,083,682            --
   210 POWERS FERRY VILLAGE        1,190,822     4,223,606       287,187      1,190,822     4,510,793            --
   611 PRESTON PARK                6,400,000    46,896,071     1,223,920      6,400,000    48,119,991            --
   165 QUEENSBOROUGH               1,826,000     6,501,056      (798,632)     1,163,021     6,365,403            --
   636 REDONDO VILLAGE CENTER             --            --        24,752             --        24,752            --
   211 REGENCY COURT               3,571,337    12,664,014    (1,683,798)            --            --    14,551,553
    18 REGENCY SQUARE BRANDON        577,975    18,156,719    11,032,638      4,414,611    25,352,721            --
   603 RIDGLEA PLAZA               1,675,498    12,912,138       128,081      1,675,498    13,040,219            --
   144 RIVERMONT STATION           2,887,213    10,445,109       118,455      2,887,213    10,563,564            --
   646 RONA PLAZA                  1,500,000     4,356,480        15,370      1,500,000     4,371,850            --
    70 RUSSELL RIDGE               2,153,214            --     6,642,188      2,215,341     6,580,061            --
   658 SAMMAMISH HIGHLAND          9,300,000     7,553,288       100,306      9,300,000     7,653,594            --
   693 SAN FERNANDO VALUE SQUARE   2,448,407     8,765,266   (11,213,673)            --            --            --
   632 SAN LEANDRO                 1,300,000     7,891,091       131,293      1,300,000     8,022,384            --
    91 SANDY PLAINS VILLAGE        2,906,640    10,412,440     1,757,906      2,906,640    12,170,346            --
   212 SANDY SPRINGS VILLAGE         733,126     2,565,411     1,112,061        733,126     3,677,472            --
   643 SANTA ANA DOWTOWN           4,240,000     7,319,468       786,842      4,240,000     8,106,310            --
   633 SEQUOIA STATION             9,100,000    17,899,819       101,824      9,100,000    18,001,643            --

                          of
                     Accumulated
                     Accumulated
           Total     Depreciation  Depreciation   Mortgages
       ------------- ------------ --------------
   602    10,709,607     635,643     10,073,964           --
   642    10,467,705     534,638      9,933,067           --
   138            --          --             --           --
    86     7,173,298   1,514,254      5,659,044           --
   134    10,534,574   1,292,505      9,242,069           --
     9     8,760,837     794,319      7,966,518           --
   209    14,959,538   1,810,860     13,148,678           --
    80
          15,354,164   1,732,094     13,622,070           --
    50     8,232,359     565,480      7,666,879           --
   164    10,348,927     658,243      9,690,684           --
    17     5,801,806     718,760      5,083,046           --
   617    10,788,569     607,828     10,180,741           --
    66     6,627,401   1,050,775      5,576,626    3,910,006
   224    24,697,857   2,286,725     22,411,132   12,239,230
   155    25,039,585   1,816,360     23,223,225   11,766,607
   618    30,897,862   1,805,889     29,091,973           --
   657    16,895,612     760,474     16,135,138           --
   148     6,007,257     458,052      5,549,205           --
   638    16,112,466     866,487     15,245,979    6,405,084
   640    13,751,146     696,825     13,054,321           --
   539    37,527,075      60,999     37,466,076
   222    20,691,329   2,461,616     18,229,713           --
   210     5,701,615     686,887      5,014,728    2,813,847
   611    54,519,991   3,370,687     51,149,304           --
   165     7,528,424     466,740      7,061,684           --
   636        24,752          --         24,752           --
   211    14,551,553          --     14,551,553           --
    18    29,767,332   8,212,053     21,555,279           --
   603    14,715,717     986,775     13,728,942           --
   144    13,450,777   1,214,816     12,235,961           --
   646     5,871,850     312,236      5,559,614           --
    70     8,795,402   1,198,436      7,596,966    5,783,932
   658    16,953,594     559,557     16,394,037           --
   693            --          --             --           --
   632     9,322,384     591,773      8,730,611           --
    91    15,076,986   1,675,037     13,401,949           --
   212     4,410,598     659,250      3,751,348           --
   643    12,346,310     586,934     11,759,376           --
   633    27,101,643   1,280,701     25,820,942           --

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                     Initial Cost                                                Total Cost
                               ------------------------- Cost Capitalized -----------------------------------------
                                            Building &    Subsequent to                Building &   Properties held
                                  Land     Improvements    Acquisition       Land     Improvements     for Sale
                               ----------- ------------- ---------------- ----------- ------------- ---------------
   661 SHERWOOD MARKET CENTER    3,475,000    15,897,972        55,348      3,475,000    15,953,320           --
   524 SHILOH PHASE II             288,135     1,822,692      (672,692)       288,135     1,150,000           --
   181 SHILOH SPRINGS            4,968,236     7,859,381            --      4,968,236     7,859,381           --
   153 SHOPPES @ 104             2,651,000     9,523,429       624,818      2,651,000    10,148,247           --
   514 SHOPPES AT MASON          1,576,656     5,357,855            --      1,576,656     5,357,855           --
   151 SILVERLAKE                2,004,860     7,161,869       127,790      2,004,860     7,289,659           --
    72 SOUTH MONROE              1,200,000     6,566,974    (1,345,539)       874,999     5,546,436           --
   655 SOUTH POINT PLAZA         5,000,000    10,085,995        65,822      5,000,000    10,151,817           --
   158 SOUTH POINTE CROSSING     4,399,303    11,116,491       889,186      4,399,303    12,005,677           --
   653 SOUTHCENTER               1,300,000    12,250,504         5,489      1,300,000    12,255,993           --
   239 SOUTHGATE VILLAGE         1,335,335     5,193,599            --      1,335,335     5,193,599           --
   604 SOUTHPARK                 3,077,667     9,399,976       120,891      3,077,667     9,520,867           --
   517 ST ANN SQUARE             1,541,883     5,597,282        19,817      1,541,883     5,617,099           --
   511 STATLER SQUARE            2,227,819     7,479,952       720,700      2,227,819     8,200,652           --
   626 STRAWFLOWER VILLAGE       4,060,228     7,232,936        74,253      4,060,228     7,307,189           --
   184 STROH RANCH               4,138,423     7,110,856       131,856      4,138,423     7,242,712           --
   664 SUNNYSIDE 205             1,200,000     8,703,281       154,179      1,200,000     8,857,460           --
   542 SWEETWATER PLAZA          4,340,600    15,242,149                    4,340,600    15,242,149           --
   142 TAMIAMI TRAILS            2,046,286     7,462,646       219,996      2,046,286     7,682,642           --
   679 TARRANT PARKWAY VILLAGE   2,202,605     3,953,781            --      2,202,605     3,953,781           --
   627 TASSAJARA CROSSING        8,560,000    14,899,929        91,463      8,560,000    14,991,392           --
    95 TEQUESTA SHOPPES          1,782,000     6,426,042    (2,443,096)            --            --    5,764,946
    42 TERRACE WALK              1,196,286     2,935,683       214,505      1,196,286     3,150,188           --
 64/77 THE MARKETPLACE           1,211,605     4,056,242     2,933,975      1,758,434     6,443,388           --
   623 THE PROMENADE             2,526,480    12,712,811   (15,239,291)            --            --           --
   605 THE VILLAGE                 522,313     6,984,992       223,286        522,313     7,208,278           --
   660 THOMAS LAKE               6,000,000    10,301,811         5,304      6,000,000    10,307,115           --
   233 TINWOOD HOTEL SITE        6,942,321            --     1,328,870             --            --    8,271,191
   137 TOWN CENTER AT MARTIN
       DOWNS                     1,364,000     4,985,410        66,314      1,364,000     5,051,724           --
   213 TOWN SQUARE                 438,302     1,555,481     6,258,449        882,895     7,369,337           --
   651 TWIN PEAKS                5,200,000    25,119,758        89,897      5,200,000    25,209,655           --
    46 UNION SQUARE SHOPPING
       CENTER                    1,578,654     5,933,889       432,411      1,578,656     6,366,298           --
   131 UNIVERSITY COLLECTION     2,530,000     8,971,597       528,645      2,530,000     9,500,242           --
    65 UNIVERSITY MARKETPLACE    3,250,562     7,044,579    (3,845,597)            --            --    6,449,544
   607 VALLEY RANCH CENTRE       3,021,181    10,727,623         1,026      3,021,181    10,728,649           --
   637 VENTURA VILLAGE           4,300,000     6,351,012       103,388      4,300,000     6,454,400           --
   113 VILLAGE CENTER 6          3,885,444    10,799,316       630,294      3,885,444    11,429,610           --
    47 VILLAGE IN TRUSSVILLE       973,954     3,260,627       137,818        973,954     3,398,445           --

                          of
                     Accumulated
                      Accumulated
           Total      Depreciation  Depreciation   Mortgages
       -------------- ------------ --------------
   661     19,428,320   1,199,671     18,228,649           --
   524      1,438,135      53,272      1,384,863           --
   181     12,827,617   2,279,856     10,547,761           --
   153     12,799,247   1,012,653     11,786,594           --
   514      6,934,511     523,891      6,410,620    3,717,145
   151      9,294,519     675,478      8,619,041           --
    72      6,421,435     552,075      5,869,360           --
   655     15,151,817     737,282     14,414,535           --
   158     16,404,980     918,934     15,486,046           --
   653     13,555,993     873,078     12,682,915           --
   239      6,528,934      61,866      6,467,068    5,413,857
   604     12,598,534     677,432     11,921,102           --
   517      7,158,982     751,822      6,407,160    4,625,224
   511     10,428,471     847,462      9,581,009    5,213,128
   626     11,367,417     546,548     10,820,869           --
   184     11,381,135     628,569     10,752,566           --
   664     10,057,460     650,921      9,406,539           --
   542     19,582,749      31,754     19,550,995           --
   142      9,728,928     902,133      8,826,795           --
   679      6,156,386     168,204      5,988,182
   627     23,551,392   1,070,078     22,481,314           --
    95      5,764,946          --      5,764,946           --
    42      4,346,474     877,742      3,468,732           --
 64/77      8,201,822   1,419,527      6,782,295    2,067,448
   623             --          --             --           --
   605      7,730,591     528,151      7,202,440           --
   660     16,307,115     732,107     15,575,008           --
   233      8,271,191          --      8,271,191           --
   137
            6,415,724     651,384      5,764,340           --
   213      8,252,232     423,337      7,828,895           --
   651     30,409,655   1,835,828     28,573,827           --
    46
            7,944,954     919,720      7,025,234           --
   131     12,030,242   1,259,906     10,770,336           --
    65      6,449,544          --      6,449,544           --
   607     13,749,830     785,800     12,964,030           --
   637     10,754,400     460,628     10,293,772           --
   113     15,315,054   1,851,574     13,463,480           --
    47      4,372,399     838,350      3,534,049           --

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                        Initial Cost                                               Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
    656 WALKER CENTER               3,840,000     6,417,522        72,185      3,840,000     6,489,707            --
    162 WATERFORD TOWNE CENTER      5,650,058     6,843,671     1,413,082      6,336,936     7,569,875            --
     53 WELLEBY                     1,496,000     5,371,636     1,624,219      1,496,000     6,995,855            --
     41 WELLINGTON MARKET PLACE     5,070,384    13,308,972    (2,521,710)            --            --    15,857,646
    132 WELLINGTON TOWN SQUARE      1,914,000     7,197,934       869,261      1,914,000     8,067,195            --
     87 WEST COUNTY                 1,491,462     4,993,155       189,445      1,491,462     5,182,600            --
    667 WEST HILLS                  2,200,000     6,045,233         7,105      2,200,000     6,052,338            --
    630 WEST PARK PLAZA             5,840,225     4,991,746       177,215      5,840,225     5,168,961            --
    236 WESTBROOK COMMONS           3,366,000    11,928,393            --      3,366,000    11,928,393            --
    507 WESTCHESTER PLAZA           1,857,048     6,456,178       674,505      1,857,048     7,130,683            --
671/672 WESTLAKE VILLAGE CENTER     7,042,728    25,744,011       556,267      7,042,728    26,300,278            --
    190 WILLA SPRINGS SHOPPING
        CENTER                      1,779,092     9,266,550            --      1,779,092     9,266,550            --
    516 WINDMILLER PLAZA PHASE I    2,620,355    11,190,526       977,176      2,620,355    12,167,702            --
    136 WOODCROFT SHOPPING CENTER   1,419,000     5,211,981       437,564      1,419,000     5,649,545            --
    641 WOODMAN VAN NUYS            5,500,000     6,835,246       164,801      5,500,000     7,000,047            --
    187 WOODMEN PLAZA               6,014,033    10,077,698            --      6,014,033    10,077,698            --
    631 WOODSIDE CENTRAL            3,500,000     8,845,697        31,755      3,500,000     8,877,452            --
    504 WORTHINGTON PARK CENTRE     3,346,203    10,053,858       947,237      3,346,203    11,001,095            --
        OPERATING BUILD TO SUIT
        PROPERTIES                 17,268,850    38,766,639     2,018,139             --            --    58,053,628
                                  ----------- -------------    ----------    ----------- -------------   -----------
                                  650,855,683 1,923,260,598    99,048,008    600,081,672 1,914,961,155   158,121,462
                                  =========== =============    ==========    =========== =============   ===========

                           of
                      Accumulated
                      Accumulated
            Total     Depreciation  Depreciation   Mortgages
        ------------- ------------ --------------
    656    10,329,707     474,386      9,855,321           --
    162    13,906,811     669,237     13,237,574
     53     8,491,855   1,352,228      7,139,627           --
     41    15,857,646          --     15,857,646           --
    132     9,981,195   1,143,337      8,837,858           --
     87     6,674,062   1,317,509      5,356,553           --
    667     8,252,338     428,946      7,823,392    5,087,043
    630    11,009,186     370,982     10,638,204           --
    236    15,294,393     226,857     15,067,536           --
    507     8,987,731     871,730      8,116,001    5,479,343
671/672    33,343,006   2,191,176     31,151,830           --
    190
           11,045,642     243,518     10,802,124           --
    516    14,788,057   1,050,857     13,737,200           --
    136     7,068,545     813,495      6,255,050           --
    641    12,500,047     499,185     12,000,862    5,515,768
    187    16,091,731   1,030,600     15,061,131           --
    631    12,377,452     641,543     11,735,909           --
    504    14,347,298   1,211,406     13,135,892    4,628,152

           58,053,628   2,880,324     55,173,304    2,650,433
        ------------- -----------  -------------  -----------
        2,673,164,289 202,325,324  2,470,838,965  265,698,754
        ============= ===========  =============  ===========

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

                                          KPMG LLP

Chicago, Illinois
January 30, 2001, except as to Note 16, which is as of February 28, 2001

                          ARCHSTONE COMMUNITIES TRUST

                                BALANCE SHEETS

                       (In thousands, except share data)

                                                                                    December 31, December 31,
                                     ASSETS                                             2000         1999
                                     ------                                         ------------ ------------
Real estate........................................................................  $5,058,910   $5,086,486
Less accumulated depreciation......................................................     375,672      300,658
                                                                                     ----------   ----------
                                                                                      4,683,238    4,785,828
Investments in and advances to unconsolidated real estate entities.................     229,012      130,845
Mortgage notes receivable, net.....................................................         124      210,357
                                                                                     ----------   ----------
       Net investments.............................................................   4,912,374    5,127,030
Cash and cash equivalents..........................................................       9,077       10,072
Restricted cash in tax-deferred exchange escrow....................................       3,274       68,729
Other assets.......................................................................      94,972       96,606
                                                                                     ----------   ----------
       Total assets................................................................  $5,019,697   $5,302,437
                                                                                     ==========   ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Unsecured credit facilities.....................................................  $  193,719   $  493,536
   Long-Term Unsecured Debt........................................................   1,401,262    1,276,572
   Mortgages payable...............................................................     875,804      694,948
   Dividends payable...............................................................      50,330       53,518
   Accounts payable................................................................      24,029       26,677
   Accrued expenses................................................................      86,334       74,462
   Other liabilities...............................................................      43,276       59,915
                                                                                     ----------   ----------
       Total liabilities...........................................................   2,674,754    2,679,628
                                                                                     ----------   ----------
Minority interest:
   Perpetual preferred units.......................................................      73,187       41,996
   Convertible operating partnership units.........................................      20,150       13,307
                                                                                     ----------   ----------
       Total minority interest.....................................................      93,337       55,303
                                                                                     ----------   ----------
Shareholders' equity:
   Series A Convertible Preferred Shares (3,306,035 shares in 2000 and 3,705,390
     in 1999, liquidation preference of $25 per share).............................      82,651       92,635
   Series B Preferred Shares (4,186,800 shares in 2000 and 4,200,000 shares in
     1999, liquidation preference of $25 per share)................................     104,670      105,000
   Series C Preferred Shares (1,989,200 shares in 2000 and 2,000,000 shares in
     1999, liquidation preference of $25 per share)................................      49,730       50,000
   Series D Preferred Shares (1,992,200 shares in 2000 and 2,000,000 shares in
     1999, liquidation preference of $25 per share)................................      49,805       50,000
   Common Shares (122,838,167 shares in 2000 and 139,008,353 in 1999)..............     122,838      139,008
   Additional paid-in capital......................................................   1,949,270    2,291,026
   Unrealized holding gain.........................................................       2,817          394
   Employee share purchase notes...................................................      (6,764)     (19,170)
   Distributions in excess of net earnings.........................................    (103,411)    (141,387)
                                                                                     ----------   ----------
       Total shareholders' equity..................................................   2,251,606    2,567,506
                                                                                     ----------   ----------
       Total liabilities and shareholders' equity..................................  $5,019,697   $5,302,437
                                                                                     ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                            STATEMENTS OF EARNINGS

                   (In thousands, except per share amounts)

                                                                        Years Ended December 31,
                                                                       --------------------------
                                                                         2000     1999     1998
                                                                       -------- -------- --------
Revenues:
   Rental revenues.................................................... $688,544 $637,808 $484,539
   Income from unconsolidated real estate entities....................    2,575    2,118       --
   Other income.......................................................   32,115   27,096   29,106
                                                                       -------- -------- --------
                                                                        723,234  667,022  513,645
                                                                       -------- -------- --------
Expenses:
   Rental expenses....................................................  164,391  163,110  130,558
   Rental expenses paid to affiliate..................................    2,409    1,996    2,521
   Real estate taxes..................................................   58,808   52,421   40,681
   Depreciation on real estate investments............................  143,694  132,437   96,337
   Interest expense...................................................  145,173  121,494   83,350
   General and administrative expenses................................   22,434   20,521   13,978
   General and administrative expenses paid to affiliate..............      723    1,635    2,114
   Provision for possible loss on investments.........................    5,200    2,000    4,700
   Other expenses.....................................................    3,936    2,069    4,835
                                                                       -------- -------- --------
                                                                        546,768  497,683  379,074
                                                                       -------- -------- --------
Earnings from operations..............................................  176,466  169,339  134,571
   Less: minority interest--perpetual preferred units.................    5,915      942       --
       minority interest--convertible operating partnership units.....    1,326    1,118      645
   Plus: gains on dispositions of depreciated real estate, net........   93,071   62,093   65,531
                                                                       -------- -------- --------
Earnings before extraordinary items...................................  262,296  229,372  199,457
   Less: extraordinary items--loss on early extinguishment of debt....      911    1,113    1,497
                                                                       -------- -------- --------
Net earnings..........................................................  261,385  228,259  197,960
   Less: Preferred Share dividends....................................   25,340   23,733   20,938
                                                                       -------- -------- --------
Net earnings attributable to Common Shares--Basic..................... $236,045 $204,526 $177,022
                                                                       ======== ======== ========
Weighted average Common Shares outstanding--Basic.....................  131,874  139,801  118,592
                                                                       -------- -------- --------
Weighted average Common Shares outstanding--Diluted...................  137,730  139,829  125,825
                                                                       -------- -------- --------
Earnings before extraordinary items per Common Share:
   Basic.............................................................. $   1.80 $   1.47 $   1.51
                                                                       ======== ======== ========
   Diluted............................................................ $   1.78 $   1.47 $   1.50
                                                                       ======== ======== ========
Net earnings per Common Share:
   Basic.............................................................. $   1.79 $   1.46 $   1.49
                                                                       ======== ======== ========
   Diluted............................................................ $   1.78 $   1.46 $   1.49
                                                                       ======== ======== ========
Distributions paid per Common Share................................... $   1.54 $   1.48 $   1.39
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

                          ARCHSTONE COMMUNITIES TRUST

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years ended December 31, 2000, 1999 and 1998
                                (In thousands)

                                 Series A
                                Convertible  Series B    Series C    Series D
                                 Preferred   Preferred   Preferred   Preferred
                                 Shares at   Shares at   Shares at   Shares at                        Unrealized Employee
                                 Aggregate   Aggregate   Aggregate   Aggregate   Common   Additional   Holding    Share
                                Liquidation Liquidation Liquidation Liquidation Shares at  Paid-in       Gain    Purchase
                                Preference  Preference  Preference  Preference  Par Value  Capital      (Loss)    Notes
                                ----------- ----------- ----------- ----------- --------- ----------  ---------- --------

Balances at December 31, 1997..  $135,210    $105,000     $    --     $    --   $ 92,634  $1,268,741   $ 83,794  $(17,238)
 Comprehensive income:

   Net Earnings................        --          --          --          --         --          --         --        --
   Preferred Share dividends
    paid.......................        --          --          --          --         --          --         --        --
   Other comprehensive
    income.....................        --          --          --          --         --          --    (83,794)       --
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Comprehensive income
 attributable to Common
 Shares........................        --          --          --          --         --          --         --        --
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Common Share distributions.....        --          --          --          --         --          --         --        --
 Atlantic Merger...............        --          --      50,000          --     47,752   1,049,728         --   (11,338)
Issuance of shares, net of
 expenses......................        --          --          --          --      2,050      41,959         --        --
Other, net.....................   (17,695)         --          --          --        877      16,086         --     2,301
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Balances at December 31, 1998..   117,515     105,000      50,000          --    143,313   2,376,514         --   (26,275)
 Comprehensive income:
   Net Earnings................        --          --          --          --         --          --         --        --
   Preferred Share dividends
   paid........................        --          --          --          --         --          --         --        --
   Other comprehensive
   income......................        --          --          --          --         --          --        394        --
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Comprehensive income
 attributable to Common
 Shares........................        --          --          --          --         --          --         --        --
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Common Share distributions.....        --          --          --          --         --          --         --        --
Repurchase of shares, net of
 expenses......................      (750)         --          --          --     (6,098)   (114,733)        --        --
Issuance of shares, net of
 expenses......................        --          --          --      50,000         --      (1,740)        --        --
Other, net.....................   (24,130)         --          --          --      1,793      30,985         --     7,105
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Balances at December 31, 1999..    92,635     105,000      50,000      50,000    139,008   2,291,026        394   (19,170)
Comprehensive income:
   Net Earnings................        --          --          --          --         --          --         --        --
   Preferred Share dividends
   paid........................        --          --          --          --         --          --         --        --
   Other comprehensive
   income......................        --          --          --          --         --          --      2,423        --
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Comprehensive income
 attributable to Common
 Shares........................        --          --          --          --         --          --         --        --
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Common Share distributions.....        --          --          --          --         --          --         --        --
 Repurchase of shares, net of
 expenses......................        --        (330)       (270)       (195)   (17,479)   (366,268)        --        --
Other, net.....................    (9,984)         --          --          --      1,309      24,512         --    12,406
                                 --------    --------     -------     -------   --------  ----------   --------  --------
Balances at December 31, 2000..  $ 82,651    $104,670     $49,730     $49,805   $122,838  $1,949,270   $  2,817  $ (6,764)
                                 ========    ========     =======     =======   ========  ==========   ========  ========



                                Distributions
                                  in Excess
                                   of Net
                                  Earnings      Total
                                ------------- ----------

Balances at December 31, 1997..   $(127,705)  $1,540,436
 Comprehensive income:

   Net Earnings................     197,960      197,960
   Preferred Share dividends
    paid.......................     (20,938)     (20,938)
   Other comprehensive
    income.....................          --      (83,794)
                                  ---------   ----------
Comprehensive income
 attributable to Common
 Shares........................          --       93,228
                                  ---------   ----------
Common Share distributions.....    (187,059)    (187,059)
 Atlantic Merger...............          --    1,136,142
Issuance of shares, net of
 expenses......................          --       44,009
Other, net.....................          --        1,569
                                  ---------   ----------
Balances at December 31, 1998..   (137,742)    2,628,325
 Comprehensive income:
   Net Earnings................     228,259      228,259
   Preferred Share dividends
   paid........................     (23,733)     (23,733)
   Other comprehensive
   income......................          --          394
                                  ---------   ----------
Comprehensive income
 attributable to Common
 Shares........................          --      204,920
                                  ---------   ----------
Common Share distributions.....    (208,173)    (208,173)
Repurchase of shares, net of
 expenses......................          --     (121,581)
Issuance of shares, net of
 expenses......................          --       48,260
Other, net.....................           2       15,755
                                  ---------   ----------
Balances at December 31, 1999..    (141,387)   2,567,506
Comprehensive income:
   Net Earnings................     261,385      261,385
   Preferred Share dividends
   paid........................     (25,340)     (25,340)
   Other comprehensive
   income......................          --        2,423
                                  ---------   ----------
Comprehensive income
 attributable to Common
 Shares........................          --      238,468
                                  ---------   ----------
Common Share distributions.....    (198,069)    (198,069)
 Repurchase of shares, net of
 expenses......................          --     (384,542)
Other, net.....................          --       28,243
                                  ---------   ----------
Balances at December 31, 2000..   $(103,411)  $2,251,606
                                  =========   ==========

  The accompanying notes are an integral part of these financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                           STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                 Years Ended December 31,
                                                                             -------------------------------
                                                                               2000       1999       1998
                                                                             ---------  ---------  ---------
Operating activities:
   Net earnings............................................................. $ 261,385  $ 228,259  $ 197,960
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
       Depreciation and amortization........................................   145,571    133,817     96,908
       Gains on dispositions of depreciated real estate, net................   (93,071)   (62,093)   (65,531)
       Gain on exchange of Homestead mortgage notes, net of
         writedown..........................................................    (6,560)        --         --
       Provision for possible loss on investments...........................     5,200      2,000      4,700
       Extraordinary item...................................................       911      1,113      1,497
       Minority interest....................................................     7,241      2,060        645
   Change in accounts payable, accrued expenses and other liabilities.......     6,277    (16,581)     6,527
   Other, net...............................................................    (4,634)     7,435    (11,553)
                                                                             =========  =========  =========
          Net cash flow provided by operating activities....................   322,320    296,010    231,153
                                                                             ---------  ---------  ---------
Investing activities:
   Real estate investments..................................................  (671,148)  (769,076)  (688,151)
   Change in investments in and advances to unconsolidated real estate
     entities...............................................................   (68,995)   (32,729)        --
   Proceeds from dispositions, net of closing costs.........................   770,679    572,741    401,031
   Cash acquired in Atlantic Merger.........................................        --         --     79,359
   Change in tax-deferred exchange escrow...................................    65,455     22,145    (90,874)
   Change in pursuit costs and earnest money deposits.......................    14,798     (9,376)    (5,438)
   Funding of convertible mortgage notes receivable.........................        --         --    (11,895)
   Other, net...............................................................    (5,226)    (7,619)    (2,796)
                                                                             ---------  ---------  ---------
          Net cash flow provided by (used in) investing activities..........   105,563   (223,914)  (318,764)
                                                                             ---------  ---------  ---------
Financing activities:
   Proceeds from (payments on) unsecured long-term debt.....................   125,000    (30,000)   447,200
   Debt issuance costs......................................................   (10,372)    (6,304)   (14,281)
   Proceeds from secured debt...............................................   156,527     36,206    268,450
   Proceeds from tax-exempt bond refinancing................................        --     16,000         --
   Principal prepayments of mortgages payable...............................   (41,658)   (57,574)  (107,009)
   Regularly scheduled principal payments on mortgages payable..............    (4,833)    (5,391)    (4,316)
   Proceeds from (repayments on) unsecured credit facilities, net...........  (299,817)   228,885   (356,621)
   Repurchase of Common and Preferred Shares................................  (179,461)  (121,581)        --
   Proceeds from issuance of Common Shares, net.............................        --         --     44,009
   Proceeds from issuance of Preferred Shares and perpetual preferred
     units..................................................................    31,215     90,229         --
   Cash dividends paid on Common Shares.....................................  (201,257)  (208,018)  (165,190)
   Cash dividends paid on Preferred Shares..................................   (25,340)   (23,733)   (20,938)
   Cash dividends paid to minority interests................................    (7,241)    (2,060)      (645)
   Proceeds from dividend reinvestment and repayment of share
     purchase loans, net....................................................    18,646      7,251        470
   Other, net...............................................................     9,713      3,947      1,674
                                                                             ---------  ---------  ---------
          Net cash flow provided by (used in) financing activities..........  (428,878)   (72,143)    92,803
                                                                             ---------  ---------  ---------
Net change in cash and cash equivalents.....................................      (995)       (47)     5,192
Cash and cash equivalents at beginning of period............................    10,072     10,119      4,927
                                                                             ---------  ---------  ---------
Cash and cash equivalents at end of period.................................. $   9,077  $  10,072  $  10,119
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

                          ARCHSTONE COMMUNITIES TRUST

   Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

              Buildings and related land improvements. 20-40 years
              Furniture, fixtures, equipment and other  5-10 years

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

  Per Share Data

   Following is a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated (in thousands):

                                                                                December 31,
                                                                         --------------------------
                                                                           2000     1999     1998
                                                                         -------- -------- --------
Reconciliation of numerator between basic and diluted net earnings per
  Common Share(1):
Net earnings attributable to Common Shares--Basic....................... $236,045 $204,526 $177,022
   Dividends on Series A Convertible Preferred Shares...................    7,254       --    9,332
   Minority interest--convertible operating partnership units...........    1,326       --      645
                                                                         -------- -------- --------
Net earnings attributable to Common Shares--Diluted..................... $244,625 $204,526 $186,999
                                                                         ======== ======== ========
Reconciliation of denominator between basic and diluted net earnings per
  Common Share(1):
Weighted average number of Common Shares outstanding--Basic.............  131,874  139,801  118,592
   Assumed conversion of Series A Convertible Preferred Shares into
     Common Shares......................................................    4,721       --    6,765
   Minority interest--convertible operating partnership units...........      876       --      458
   Incremental options and warrants.....................................      259       28       10
                                                                         -------- -------- --------
Weighted average number of Common Shares outstanding--Diluted...........  137,730  139,829  125,825
                                                                         ======== ======== ========

--------
(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

  Reclassifications

   Certain of the 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

                          ARCHSTONE COMMUNITIES TRUST

(2) Real Estate

  Investments in Real Estate

   Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                              December 31,
                                                   -----------------------------------
                                                         2000              1999
                                                   ----------------- -----------------
                                                   Investment Units  Investment Units
                                                   ---------- ------ ---------- ------
Apartment communities:
   Operating communities.......................... $4,651,275 62,509 $4,444,289 68,255
   Communities under construction (1).............    298,519  4,107    563,020  7,830
   Development communities In Planning (1)........
     Owned........................................     75,662  1,902     45,481  2,096
     Under Control (2)............................         --  2,167         --  2,375
                                                   ---------- ------ ---------- ------
          Total development communities In
            Planning..............................     75,662  4,069     45,481  4,471
                                                   ---------- ------ ---------- ------
     Total apartment communities..................  5,025,456 70,685  5,052,790 80,556
                                                   ---------- ------ ---------- ------
   Other real estate assets.......................     10,584            10,826
   Hotel asset....................................     22,870            22,870
                                                   ----------        ----------
          Total real estate....................... $5,058,910        $5,086,486
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

   The change in investments in real estate at cost, consisted of the following (in thousands):

                                                                Year Ended December 31,
                                                          ----------------------------------
                                                             2000        1999        1998
                                                          ----------  ----------  ----------
Balance at January 1..................................... $5,086,486  $4,771,315  $2,567,599
                                                          ----------  ----------  ----------
Apartment communities:
   Real estate assets acquired in the Atlantic Merger....         --          --   1,823,727
   Acquisition-related expenditures......................    372,539     401,392     268,465
   Redevelopment expenditures............................     37,547      72,517      56,321
   Recurring capital expenditures........................     13,937      13,022       9,461
   Development expenditures, excluding land acquisitions.    228,819     334,049     346,629
   Acquisition and improvement of land for development...     68,308      43,417      45,739
   Dispositions..........................................   (743,287)   (542,554)   (342,066)
   Provision for possible loss on investments............     (5,200)       (450)         --
                                                          ----------  ----------  ----------
Net apartment community activity.........................    (27,337)    321,393   2,208,276
                                                          ----------  ----------  ----------
Other:
   Change in other real estate assets....................       (239)     (4,672)     (3,860)
   Provision for possible loss on investments............         --      (1,550)       (700)
                                                          ----------  ----------  ----------
Net other activity.......................................       (239)     (6,222)     (4,560)
                                                          ----------  ----------  ----------
Balance at December 31................................... $5,058,910  $5,086,486  $4,771,315
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

                          ARCHSTONE COMMUNITIES TRUST

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

                          ARCHSTONE COMMUNITIES TRUST

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

   The following table summarizes our unsecured credit facility borrowings (in thousands, except for percentages):

                                                      Year Ended December 31,
                                                      ----------------------
                                                         2000         1999
                                                       --------     --------
     Total unsecured credit facility................. $580,000     $750,000
     Borrowings outstanding at December 31...........  150,000      485,000
     Weighted average daily borrowings...............  305,016      387,082
     Maximum borrowings outstanding during the period $618,000     $485,000
     Weighted average daily nominal interest rate....     7.01%        5.98%
     Weighted average daily effective interest rate..     7.45%        6.37%

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

  Long-Term Unsecured Debt

   A summary of our Long-Term Unsecured Debt outstanding at December 31, 2000 and 1999 follows (dollar amounts in thousands):

                                         Effective  Balance at   Balance at    Average
                                 Coupon  Interest  December 31, December 31,  Remaining
Type of Debt                     Rate(1)  Rate(2)      2000         1999     Life (Years)
------------                     ------- --------- ------------ ------------ ------------
Long-term unsecured senior notes  7.48%    7.68%    $1,325,547   $1,200,857      6.9
Unsecured tax-exempt bonds......  4.79%    5.14%        75,715       75,715      7.4
                                  ----     ----     ----------   ----------      ---
   Total/average................  7.34%    7.54%    $1,401,262   $1,276,572      7.0
                                  ====     ====     ==========   ==========      ===

--------
(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

   The $1.3 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity in 2008 (see--Scheduled Debt Maturities). The notes are generally redeemable at our option, in whole or in part, and the unsecured tax-exempt

                          ARCHSTONE COMMUNITIES TRUST
bonds are generally redeemable upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

  Mortgages Payable

   Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity (see--Scheduled Debt Maturities). A summary of mortgages payable outstanding at December 31, 2000 follows (dollar amounts in thousands):

                                                       Principal Balance at
                                                           December 31,
                                    Effective Interest --------------------
    Type of Mortgage                     Rate (1)         2000      1999
    ----------------                ------------------  --------  --------
    Fannie Mae (2).................        6.96%       $406,989   $304,365
    Conventional fixed rate........        7.76%        200,694    110,776
    Tax-exempt fixed rate..........        7.30%         17,676     56,576
    Tax-exempt floating rate.......        5.10%        226,325    192,847
    Other..........................        5.65%         24,120     30,384
                                           ----         --------  --------
       Total/average mortgage debt.        6.63%       $875,804   $694,948
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

   The changes in mortgages payable during 2000 and 1999 consisted of the following (in thousands):

                                                          2000      1999
                                                        --------  --------
     Balances at January 1............................. $694,948  $676,613
          Notes assumed or originated..................  227,536   141,613
          Bond refinancing.............................   (2,420)  (59,715)
          Regularly scheduled principal amortization...   (4,833)   (5,391)
          Prepayments, final maturities and other......  (39,427)  (58,172)
                                                        --------  --------
     Balances at December 31........................... $875,804  $694,948
                                                        ========  ========

  Scheduled Debt Maturities

   Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                     Mortgages Payable
                                  -----------------------
                                   Regularly
                       Long-Term   Scheduled     Final
                       Unsecured   Principal   Maturities
                         Debt     Amortization and Other    Total
                       ---------- ------------ ---------- ----------
            2001...... $   70,010   $  5,738    $  5,121  $   80,869
            2002......     97,810      6,288         102     104,200
            2003......    171,560      6,656      14,843     193,059
            2004......     51,560      7,069      36,448      95,077
            2005......    251,560      7,355      28,018     286,933
            Thereafter    758,762    110,264     647,902   1,516,928
                       ----------   --------    --------  ----------
               Total.. $1,401,262   $143,370    $732,434  $2,277,066
                       ==========   ========    ========  ==========

                          ARCHSTONE COMMUNITIES TRUST

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

   The following table summarizes the cash dividends paid per share on Common Shares and Preferred Shares in 2000, 1999 and 1998:

                                                  2000  1999  1998
                                                  ----- ----- -----
            Common Shares........................ $1.54 $1.48 $1.39
            Series A Convertible Preferred Shares $2.07 $1.99 $1.87
            Series B Preferred Shares............ $2.25 $2.25 $2.25
            Series C Preferred Shares (1)........ $2.16 $2.16 $1.08
            Series D Preferred Shares (2)........ $2.19 $0.88 $  --

--------
(1) In 1998, represents dividends paid subsequent to the Atlantic Merger.

(2) Shares were issued in August 1999. The annualized dividend level is $2.1875 per share.

                          ARCHSTONE COMMUNITIES TRUST

(7) Minority Interest

  Perpetual Preferred Units

   At various dates, consolidated subsidiaries of Archstone have issued perpetual preferred units to limited partnerships in exchange for cash. The total net proceeds of $31.2 million in 2000 and $42.0 million in 1999 from the issuance of these units were used to repay borrowings under our unsecured credit facilities. All perpetual preferred units issued to date have a liquidation preference of $25 per unit and are paid a fixed cumulative quarterly distribution each quarter. We have the option to redeem the units at par on dates ranging from 2004 to 2005. Unless redeemed, the units are cnvertible into a specified series of non-convertible preferred shares after certain dates. Following is a summary of outstanding perpetual preferred units as of December 31, 2000:

                                                     Annual
                                         Total    Distribution
             Effective                Liquidation     Rate        Convertible
           Issuance Date      Units   Preference   (Per unit)     on or After
         ------------------ --------- ----------- ------------ ------------------
Series E August 13, 1999      520,000 $13 million   $2.0938    August 13, 2009
Series E November 19, 1999    400,000  10 million    2.0938    November 19, 1999
Series E February 4, 2000     680,000  17 million    2.0938    August 13, 2009
                            --------- -----------   -------
                            1,600,000 $40 million   $2.0938
Series F September 27, 1999   800,000  20 million    2.0313    September 27, 2009
Series G March 3, 2000        600,000  15 million    2.1563    March 3, 2010
                            --------- -----------   -------
                            3,000,000 $75 million   $2.0896
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

                          ARCHSTONE COMMUNITIES TRUST

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

   A summary of Archstone's Series B, Series C and Series D Preferred Shares outstanding at December 31, 2000 follows:

                                       Liquidation     Total
                             Shares    Preference   Liquidation    Dividend     Redeemable
Perpetual Preferred Shares Outstanding (Per share)  Preference    (Per share) on or After(1)
-------------------------- ----------- ----------- -------------- ----------- ---------------
         Series B......... 4.2 million   $25.00    $104.7 million   $2.2500   May 24, 2000
         Series C......... 2.0 million    25.00      49.7 million    2.1563   August 20, 2002
         Series D......... 2.0 million    25.00      49.8 million    2.1875   August 6, 2004
                           -----------   ------    --------------   -------
                           8.2 million   $25.00    $204.2 million   $2.2120
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

                          ARCHSTONE COMMUNITIES TRUST

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

   Each purchase right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a Participating Preferred Share at a price of $60 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase rights are exercisable when a person or group of persons acquires

                          ARCHSTONE COMMUNITIES TRUST
beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), or takes formal actions, the intent of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each purchase right entitles the holder to purchase, at the purchase right's then current exercise price, a number of Common Shares having a market value of twice the purchase right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the purchase right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the purchase right's exercise price. The purchase rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per purchase right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

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

(9) Atlantic Merger

   In July 1998, Security Capital Atlantic Incorporated ("Atlantic"), an affiliated apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into Security Capital Pacific Trust ("Pacific"). Atlantic and Pacific traded on the NYSE under the symbols "SCA" and "PTR," respectively, prior to the merger. The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN." In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Series C preferred shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A Preferred Shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The Atlantic Merger added 91 operating apartment communities (24,414 units) and 34 development communities (9,358 units) to the portfolio. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method.

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

                                                                         Year Ended
                                                                      December 31, 1998
                                                                      -----------------
Total revenues.......................................................     $610,866
                                                                          ========
Net earnings attributable to Common Shares before extraordinary items     $201,562
                                                                          ========
Net earnings attributable to Common Shares...........................     $199,842
                                                                          ========
Weighted average Common Shares outstanding:
   Basic.............................................................      141,939
                                                                          ========
   Diluted...........................................................      148,714
                                                                          ========
Earnings attributable to Common Shares before extraordinary items per
  Common Share:
   Basic and Diluted.................................................     $   1.42
                                                                          ========
Net earnings attributable to Common Shares per Common Share:
   Basic and Diluted.................................................     $   1.41
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

  1997 Employee Share Purchase Program with Matching Options

   As of December 31, 2000, there were 333,555 Common Shares outstanding that had been purchased by certain officers and other employees at prices ranging from $22.06 to $23.34 per Common Share under the employee share purchase program. This share purchase program was conducted in 1997 when Archstone became an internally managed REIT. There have been no employee share purchase programs initiated since that time. Archstone financed 95% of the total purchase price through 10-year notes from the participants. The share purchase notes are recorded as a reduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity. The notes bear interest at approximately 6.0% per annum. All dividends on the shares are applied to interest and principal on the notes, with no cash distributions to employees. The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options. Each option entitles the participant to purchase one Common Share at the market price of the underlying share on the date of grant. The matching share options

                          ARCHSTONE COMMUNITIES TRUST
gradually vest over a five-year period. A reconciliation of the notes due from employees during 2000 and 1999 are summarized as follows (in thousands):

                                                2000     1999
                                              --------  -------
               Beginning balance............. $ 19,170  $26,275
               Repayments upon sale of shares  (12,308)  (6,854)
               Regular principal payments....      (98)    (251)
                                              --------  -------
                  Ending balance............. $  6,764  $19,170
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

   A summary of all share options outstanding at December 31, 2000 follows:

                                               Exercise Prices               Weighted-Average
                                  Number of --------------------- Expiration    Remaining
                                   Options      Range     Average    Date    Contractual Life
                                  --------- ------------- ------- ---------- ----------------
Matching options under the 1997
  employee share purchase program 1,243,884 $21.19-$23.34 $22.18  2007-2008     6.75 years
Share options with DEUs.......... 1,608,120 $19.00-$23.75 $20.63  2007-2009     8.03 years
Share options without DEUs....... 1,215,209 $21.88-$24.63 $24.60       2010     9.92 years
Outside Trustees.................    86,000 $19.34-$22.59 $22.21  2001-2010     6.70 years
                                  --------- ------------- ------
   Total......................... 4,153,213 $19.00-$24.63 $22.29
                                  ========= ============= ======

                          ARCHSTONE COMMUNITIES TRUST

   A summary of the status of our share option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                      Weighted
                                                      Average   Number of
                                           Number of  Exercise   Options
                                            Options    Price   Exercisable
                                           ---------  -------- -----------
      Balance/Average at December 31, 1997 1,885,417   $21.99      38,000
                                           ---------   ------   ---------
         Assumed in the Atlantic Merger... 1,260,138    22.44
         Granted.......................... 1,582,754    20.67
         Exercised........................    (8,000)   16.14
         Forfeited........................  (563,660)   22.30
                                           ---------   ------
      Balance/Average at December 31, 1998 4,156,649   $21.62      48,000
                                           ---------   ------   ---------
         Granted..........................   923,528    20.74
         Exercised........................   (10,000)   18.83
         Forfeited........................  (873,763)   21.87
                                           ---------   ------
      Balance/Average at December 31, 1999 4,196,414   $21.36     873,325
                                           ---------   ------   ---------
         Granted.......................... 1,259,776    24.51
         Exercised........................  (371,333)   21.49
         Forfeited........................  (931,644)   21.40
                                           ---------   ------
      Balance/Average at December 31, 2000 4,153,213   $22.29   1,182,120
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

                                                  2000     1999     1998
                                                -------- -------- --------
     Net earnings attributable to Common Shares
       (in thousands):
        As reported............................ $236,045 $204,526 $177,022
                                                ======== ======== ========
        Pro forma.............................. $235,022 $203,348 $175,991
                                                ======== ======== ========
     Basic earnings per Common Share:
        As reported............................ $   1.79 $   1.46 $   1.49
                                                ======== ======== ========
        Pro forma.............................. $   1.78 $   1.45 $   1.48
                                                ======== ======== ========
     Diluted earnings per Common Share:
        As reported............................ $   1.78 $   1.46 $   1.49
                                                ======== ======== ========
        Pro forma.............................. $   1.77 $   1.45 $   1.48
                                                ======== ======== ========

                          ARCHSTONE COMMUNITIES TRUST

   The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                               2000       1999       1998
                                            ---------- ---------- ----------
   Weighted average risk-free interest rate      5.43%      6.52%      4.74%
   Weighted average dividend yield.........      6.77%      6.97%      6.43%
   Weighted average volatility.............     23.65%     16.31%     25.44%
   Weighted average expected option life... 6.25 years 6.27 years 6.74 years

   The weighted average fair value of all options granted (excluding Trustee options) was approximately $3.00, $2.00 and $3.00 per option during 2000, 1999 and 1998, respectively.

  Restricted Common Share Unit Awards

   During 2000, 1999 and 1998 we awarded 131,942, 360,394 and 220,572 restricted Common Share units with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 92,029 have been forfeited. Each restricted Common Share unit is subject to certain vesting provisions, and upon settlement provides the holder with one Common Share. The restricted Common Share units and related DEU feature generally vest at 20%-50% per year over a two- to five-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

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

  Deferred Fee Plan for Non-Employee Trustees

   Each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees are accrued based on the amount that would be payable if he had used the cash to purchase Common Shares on the date the fee was received and reinvested any dividends received during the deferral period into additional Common Shares. Distributions can be deferred up to the date the Trustee ceases to serve on the Board and are payable in Common Shares.

(11) Financial Instruments

  Fair Value of Financial Instruments

   At December 30, 2000 and 1999, our financial instruments included cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, stock investments, receivables, accounts payable, borrowings and interest rate contracts.

   At December 31, 2000 and 1999, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair

                          ARCHSTONE COMMUNITIES TRUST
value disclosures and the related carrying amounts are summarized in the table below. These fair values were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition (in thousands):

                                          2000                  1999
                                  --------------------- ---------------------
                                   Carrying              Carrying
                                   Amounts   Fair Value  Amounts   Fair Value
                                  ---------- ---------- ---------- ----------
  Stock investments.............. $   16,182 $   16,182 $    7,761 $    7,761
  Borrowings:
     Unsecured credit facilities. $  193,719 $  193,719 $  493,536 $  493,536
     Long-Term Unsecured Debt....  1,401,262  1,392,216  1,276,572  1,209,395
     Mortgages payable...........    875,804    892,733    694,948    690,032
  Interest rate contracts:
     Interest rate swaps......... $       -- $    6,599 $       -- $   12,791
     Interest rate caps..........        715        559        975      3,027

  Interest Rate Risk Management

   We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. Our pay-floating swaps effectively convert medium and long-term tax-exempt bond obligations to BMA Municipal Swap Index(TM) variable rate instruments. These swap agreements expire in three-to eight-years. Pay-fixed swaps and interest rate cap agreements effectively convert floating rate obligations, which are typically indexed to LIBOR, to fixed rate instruments. The pay-fixed swap agreements expire in one-to six-years and the interest rate cap agreements expire in one-to five-years.

   The following table reflects changes in the notional or contractual amounts of our interest rate contracts during 2000 and 1999 (in thousands). Renewals of existing positions are not included.

                                      Pay Floating Pay Fixed Interest
                                         Swaps       Swaps   Rate Caps
                                      ------------ --------- ---------
         Balance at December 31, 1998   $     --   $     --  $     --
                                        --------   --------  --------
            Additions................    119,311    205,000   118,450
                                        --------   --------  --------
         Balance at December 31, 1999   $119,311   $205,000  $118,450
                                        --------   --------  --------
            Additions................     54,450         --    34,508
                                        --------   --------  --------
         Balance at December 31, 2000   $173,761   $205,000  $152,958
                                        --------   --------  --------

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

                          ARCHSTONE COMMUNITIES TRUST

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

                                                          Three Months Ended        Year Ended
                                                      -------------------------- -----------------
                                                        3-31     6-30     9-30    12-31    12-31
                                                      -------- -------- -------- -------- --------
2000:
   Total revenues.................................... $177,016 $184,813 $187,889 $173,516 $723,234
   Earnings from operations..........................   43,197   46,882   49,971   36,416  176,466
   Gains on dispositions of depreciated real estate,
     net.............................................    4,132   41,869   37,495    9,575   93,071
   Less minority interest:
     Perpetual preferred units.......................    1,214    1,567    1,567    1,567    5,915
     Convertible operating partnership units.........      230      366      365      365    1,326
   Less extraordinary item...........................       --       --       --      911      911
   Less Preferred Share dividends....................    6,431    6,370    6,307    6,232   25,340
                                                      -------- -------- -------- -------- --------
   Net earnings attributable to Common Shares--
     Basic........................................... $ 39,454 $ 80,448 $ 79,227 $ 36,916 $236,045
                                                      ======== ======== ======== ======== ========
   Net earnings per Common Share:
     Basic........................................... $   0.28 $   0.58 $   0.62 $   0.30 $   1.79
                                                      ======== ======== ======== ======== ========
     Diluted......................................... $   0.28 $   0.57 $   0.61 $   0.30 $   1.78
                                                      ======== ======== ======== ======== ========
1999:
   Total revenues.................................... $161,387 $163,317 $168,872 $173,446 $667,022
                                                      -------- -------- -------- -------- --------
   Earnings from operations..........................   39,668   42,753   43,746   43,172  169,339
   Gains on dispositions of depreciated real estate,
     net.............................................    5,319   13,659   27,909   15,206   62,093
   Less minority interest:
     Perpetual preferred units.......................       --       --      164      778      942
     Convertible operating partnership units.........      338      338      221      221    1,118
   Less extraordinary item...........................    1,113       --       --       --    1,113
   Less Preferred Share dividends....................    5,691    5,617    6,036    6,389   23,733
                                                      -------- -------- -------- -------- --------
   Net earnings attributable to Common Shares--
     Basic........................................... $ 37,845 $ 50,457 $ 65,234 $ 50,990 $204,526
                                                      ======== ======== ======== ======== ========
   Net earnings per Common Share:
     Basic........................................... $   0.27 $   0.36 $   0.47 $   0.37 $   1.46
                                                      ======== ======== ======== ======== ========
     Diluted......................................... $   0.27 $   0.36 $   0.46 $   0.37 $   1.46
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

                          ARCHSTONE COMMUNITIES TRUST

   Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    ---------  ---------  --------
Reportable apartment communities segment
  revenues......................................... $ 684,438  $ 634,028  $478,144
Other non-reportable operating segment revenues (1)    38,796     32,994    35,501
                                                    ---------  ---------  --------
Total segment and consolidated revenues............ $ 723,234  $ 667,022  $513,645
                                                    =========  =========  ========

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    ---------  ---------  --------
Reportable apartment communities segment Net
  Operating Income (2)............................. $ 458,842  $ 416,515  $305,309
Other non-reportable operating segment Net
  Operating Income.................................     4,094      3,766     5,470
                                                    ---------  ---------  --------
       Total segment Net Operating Income..........   462,936    420,281   310,779
                                                    ---------  ---------  --------
Reconciling items:
   Income from unconsolidated real estate entities.     2,575      2,118        --
   Other income....................................    32,115     27,096    29,106
   Depreciation on real estate investments.........  (143,694)  (132,437)  (96,337)
   Interest expense................................  (145,173)  (121,494)  (83,350)
   General and administrative expenses.............   (23,157)   (22,156)  (16,092)
   Other expenses..................................    (9,136)    (4,069)   (9,535)
                                                    ---------  ---------  --------
Consolidated earnings from operations.............. $ 176,466  $ 169,339  $134,571
                                                    =========  =========  ========

                                                           December 31,
                                                       ---------------------
                                                          2000       1999
                                                       ---------- ----------
   Reportable operating communities segment assets.... $4,694,938 $4,819,307
   Other non-reportable operating segment assets (3)..    256,939    371,727
                                                       ---------- ----------
          Total segment assets........................  4,951,877  5,191,034
                                                       ---------- ----------
   Reconciling items:
      Cash and cash equivalents.......................        503        515
      Restricted cash in tax-deferred exchange escrow.      3,274     68,729
      Other assets....................................     64,043     42,159
                                                       ---------- ----------
   Consolidated total assets.......................... $5,019,697 $5,302,437
                                                       ========== ==========

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

Chicago, Illinois
January 30, 2001

                          ARCHSTONE COMMUNITIES TRUST

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                         (dollar amounts in thousands)

                                                                   SCHEDULE III

                                                     Initial Cost to                  Gross Amount at Which Carried
                                                        Archstone                         at December 31, 2000
                                                    -----------------        Costs    -----------------------------
                                                               Buildings  Capitalized            Buildings
                                                                   &      Subsequent                 &
                                         Encum-                Improve--      to                 Improve--
                                   Units brances     Land        ments    Acquisition   Land       ments     Totals
                                   ----- -------    -------    ---------  -----------  -------   ---------  -------
Apartment Communities:
Albuquerque, New Mexico:
   Comanche Wells.................  179  $    --    $   719     $ 4,072     $   850   $   719     $ 4,922   $ 5,641
   La Paloma......................  424       --      4,135          --      20,277     4,135      20,277    24,412
   Pavilions......................  240       --      2,182       7,624       6,533     2,182      14,157    16,339
   Telegraph Hill.................  200       --      1,216       6,889       1,171     1,216       8,060     9,276
   Vista Del Sol..................  168       --      1,105       4,419       1,470     1,105       5,889     6,994
   Vistas at Seven Bar Ranch......  572       --      3,541       5,351      21,091     3,541      26,442    29,983
   Wellington Place...............  280       --      1,881       7,523       2,047     1,881       9,570    11,451
Atlanta, Georgia:
   Archstone Roswell..............  664   30,032      6,791      38,484         771     6,791      39,255    46,046
   Archstone Vinings..............  200       --      1,787      10,126       1,478     1,787      11,604    13,391
   Archstone Perimeter Center.....  365   15,729      4,245      24,053         459     4,245      24,512    28,757
   Cameron Briarcliff.............  220       --      2,515      14,250         427     2,515      14,677    17,192
   Archstone North Point..........  264   14,606      2,248      12,740       8,102     2,248      20,842    23,090
   Archstone State Bridge.........  224       --      2,119      12,010       4,990     2,119      17,000    19,119
   Cameron Brook..................  440   18,558      4,050      22,950         532     4,050      23,482    27,532
   Cameron Dunwoody...............  238       --      2,747      15,566         278     2,747      15,844    18,591
   Archstone Gwinnett Place.......  304    9,898      2,389      13,537         350     2,389      13,887    16,276
   Cameron Pointe.................  214   12,308      2,725      15,440       1,327     2,725      16,767    19,492
   Cameron Station................  348   14,751      2,880      16,321         704     2,880      17,025    19,905
   Cameron Woodlands..............  644       --      4,901      27,775         622     4,901      28,397    33,298
   Trolley Square.................  270   15,356      2,918      16,534       1,153     2,918      17,687    20,605
   Winterscreek...................  200    4,779      1,561       8,846         166     1,561       9,012    10,573
Austin, Texas:
   Archstone Hunter's Run I & II..  400   14,524      2,197          --      18,188     2,197      18,188    20,385
   Archstone Monterey Ranch I.....  168       --        424          --       9,622       424       9,622    10,046
   Archstone Monterey Ranch II....  456   17,816      1,151          --      23,895     1,151      23,895    25,046
   Archstone Monterey Ranch III...  448       --      1,131          --      30,274     1,131      30,274    31,405
   Archstone Northwest Hills......  314       --      1,311       7,431       3,736     1,311      11,167    12,478
   Shadowood......................  236       --      1,197       4,787       1,259     1,197       6,046     7,243
Boston, Massachusetts:
   Archstone Burlington...........  312   36,346      6,721      38,087       1,584     6,721      39,671    46,392
   Archstone Tewksbury I..........   77    3,022      1,189       6,739         313     1,189       7,052     8,241
   Archstone Tewksbury II.........  168       --      3,235         660      17,369     3,235      18,029    21,264
   Archstone Bear Hill............  324       --     77,230         127         452    77,230         579    77,809
   Archstone Canton...............  227   15,853     31,662         453         390    31,662         843    32,505
   Northgate Heights..............  207       --     27,921          51          17    27,921          68    27,989
   Stone Ends.....................  280   13,859     23,156          70          52    23,156         122    23,278
Charlotte, North Carolina:
   Archstone Tyvola Centre........  404       --      3,470       2,461      22,120     3,470      24,581    28,051
   Archstone Matthews.............  212    8,800      2,034      11,526         222     2,034      11,748    13,782
   Archstone Eastover.............  128       --      1,431       8,107       1,276     1,431       9,383    10,814
   Archstone North Cross..........  312   15,308      3,573      20,264         366     3,573      20,630    24,203
   Archstone Reafield.............  324       --      3,009      17,052       1,282     3,009      18,334    21,343
   Archstone Steele Creek.........  264       --      2,475      14,028         300     2,475      14,328    16,803
Chicago, Illinois:
   Foxfire........................  294    8,000      3,137      17,770       2,317     3,137      20,087    23,224
   Garden Glen....................  460   33,410      6,844      38,722       2,808     6,844      41,530    48,374




                                                  Con--
                                   Accumulated  struction   Year
                                   Depreciation   Year    Acquired
                                   ------------ --------- --------
Apartment Communities:
Albuquerque, New Mexico:
   Comanche Wells.................    $  909      1985      1994
   La Paloma......................     3,778      1996      1993
   Pavilions......................     3,526        (a)       (a)
   Telegraph Hill.................       959      1986      1996
   Vista Del Sol..................     1,153      1987      1993
   Vistas at Seven Bar Ranch......     4,282        (b)       (b)
   Wellington Place...............     1,723      1981      1993
Atlanta, Georgia:
   Archstone Roswell..............     4,445      1988      1998
   Archstone Vinings..............     1,141      1978      1998
   Archstone Perimeter Center.....     2,583      1990      1998
   Cameron Briarcliff.............     1,531      1989      1998
   Archstone North Point..........     1,407      1999      1998
   Archstone State Bridge.........     1,071      1999      1998
   Cameron Brook..................     2,421      1988      1998
   Cameron Dunwoody...............     1,674      1989      1998
   Archstone Gwinnett Place.......     1,451      1986      1998
   Cameron Pointe.................     1,686      1987      1998
   Cameron Station................     1,830        (d)     1998
   Cameron Woodlands..............     2,950        (e)     1998
   Trolley Square.................     1,829      1989      1998
   Winterscreek...................       953      1984      1998
Austin, Texas:
   Archstone Hunter's Run I & II..     3,006        (f)     1993
   Archstone Monterey Ranch I.....       615      1999      1993
   Archstone Monterey Ranch II....     2,976      1996      1993
   Archstone Monterey Ranch III...       134        (c)     1993
   Archstone Northwest Hills......     1,933      1979      1993
   Shadowood......................     1,125      1985      1993
Boston, Massachusetts:
   Archstone Burlington...........     2,449      1989      1999
   Archstone Tewksbury I..........       403      1995      1999
   Archstone Tewksbury II.........       734      2000      1999
   Archstone Bear Hill............     1,713      1999      2000
   Archstone Canton...............       535      1992      2000
   Northgate Heights..............        81      1978      2000
   Stone Ends.....................        67      1975      2000
Charlotte, North Carolina:
   Archstone Tyvola Centre........        97        (c)     1998
   Archstone Matthews.............     1,164      1998      1998
   Archstone Eastover.............       918      1987      1998
   Archstone North Cross..........     1,377      1997      1998
   Archstone Reafield.............     1,865      1987      1998
   Archstone Steele Creek.........     1,471      1997      1998
Chicago, Illinois:
   Foxfire........................     1,438      1988      1999
   Garden Glen....................     3,097      1987      1999

                                                   Initial Cost to                  Gross Amount at Which Carried
                                                      Archstone            Costs        at December 31, 2000
                                                 -------------------    Capitalized -----------------------------
                                                            Buildings & Subsequent             Buildings &
                                      Encum-                 Improve--      to                   Improve
                                Units brances     Land         ments    Acquisition   Land       -ments     Totals
                                ----- -------    -------    ----------- ----------- -------    ----------- --------
Apartment Communities:
Chicago, Illinois: (continued)
 Prairie Court (i).............  125  $ 7,250    $ 2,071     $ 11,708     $   343   $ 2,071     $ 12,051   $ 14,122
 Arlington Heights.............  240       --     18,090          111         444    18,090          555     18,645
Dallas, Texas:
 Archstone Knoxbridge..........  334   15,261      4,668       26,453         911     4,668       27,364     32,032
 Archstone Legacy..............  244       --      1,532        8,683       2,792     1,532       11,475     13,007
 Archstone Spring Creek........  278       --      1,613        9,140       3,360     1,613       12,500     14,113
 Oaks at Park Boulevard, The...  216       --      1,386        5,543       3,230     1,386        8,773     10,159
 Summerstone...................  192       --      1,028        5,824       2,378     1,028        8,202      9,230
 Timber Ridge I & II...........  352       --      1,672        5,671      11,085     1,672       16,756     18,428
Denver, Colorado:
 Archstone Dakota Ridge........  480   25,675      2,108           24      32,530     2,108       32,554     34,662
 Archstone Red Rocks II........  172       --        828          529      14,960       828       15,489     16,317
 Archstone Red Rocks I.........  408       --      3,128       12,512       6,696     3,128       19,208     22,336
 Fox Creek I...................  175       --      1,167        4,669       1,734     1,167        6,403      7,570
 Fox Creek II..................  112       --         --           --       8,818        --        8,818      8,818
 Legacy Heights................  384   17,671      2,049            4      20,542     2,049       20,546     22,595
 Reflections I & II............  416       --      2,396        6,362      14,827     2,396       21,189     23,585
 Archstone Quincy Commons......  204    8,500      2,416       13,674         766     2,416       14,440     16,856
 Silver Cliff..................  312       --      2,410       13,656       1,708     2,410       15,364     17,774
 Archstone DTC.................  156       --      1,030        4,596       3,652     1,030        8,248      9,278
 Wendemere at the Ranch........  256   12,545      2,606       14,769         650     2,606       15,419     18,025
Ft. Lauderdale/West Palm Beach:
 Archstone at Woodbine.........  408       --      3,803        1,832      22,374     3,803       24,206     28,009
 Archstone Pembroke Pines......  308       --      2,675       15,159       2,300     2,675       17,459     20,134
 Archstone Waterview...........  192       --      1,847       10,464       1,007     1,847       11,471     13,318
 Cameron at the Villages.......  384       --      3,298       18,686       1,491     3,298       20,177     23,475
 Cameron Cove..................  221    8,078      1,648        9,338       1,049     1,648       10,387     12,035
 Cameron Gardens...............  300       --      2,803       15,882       6,094     2,803       21,976     24,779
 Cameron Hidden Harbor.........  200    4,959      1,868       10,587       1,457     1,868       12,044     13,912
 Cameron Palms.................  340       --      2,252       12,763      13,941     2,252       26,704     28,956
 Cameron Park I................  196       --      2,129       12,063       2,656     2,129       14,719     16,848
 Cameron Waterways.............  300       --      3,678       20,840         501     3,678       21,341     25,019
 Archstone Island Reach........  280       --      2,764       15,662       1,308     2,764       16,970     19,734
 Park Place at Turtle Run......  350       --      2,598       14,721         223     2,598       14,944     17,542
Houston, Texas:
 7100 Almeda...................  348       --      1,713        9,706       2,788     1,713       12,494     14,207
 Archstone Brompton Court......  794       --      4,058       22,993       9,529     4,058       32,522     36,580
 Archstone Medical Center I....  360   11,715      4,210           --      14,757     4,210       14,757     18,967
 Archstone Medical Center II...  318       --      3,368           --      15,935     3,368       15,935     19,303
 Archstone Memorial Heights....  616   25,047     12,333           --      23,063    12,333       23,063     35,396
Indianapolis, Indiana:
 Arbor Green...................  208       --      1,597        9,049        (436)    1,597        8,613     10,210
 Archstone River Ridge.........  202       --        461        2,612      11,301       461       13,913     14,374
Inland Empire, California:
 Crossing, The.................  296       --      2,227       12,622       2,387     2,227       15,009     17,236
 Miramonte.....................  290       --      2,357       13,364       1,557     2,357       14,921     17,278
 Sierra Hills..................  300   17,706      2,810       15,921       2,187     2,810       18,108     20,918
 Terracina.....................  736       --      5,780       32,757       3,655     5,780       36,412     42,192
 Westcourt.....................  515       --      1,909       10,817       4,908     1,909       15,725     17,634
 Woodsong......................  262       --      1,846       10,469       1,125     1,846       11,594     13,440
Las Vegas, Nevada:
 Horizons at Piccole Ranch.....  408       --      3,173       18,048       1,877     3,173       19,925     23,098
 La Tierra at the Lakes........  896       --      5,904       33,561       7,133     5,904       40,694     46,598
Los Angeles, California:
 Oakridge......................  178       --      3,212       18,200       1,752     3,212       19,952     23,164
 Regency Court.................  174       --      1,962       11,118       1,297     1,962       12,415     14,377
 Studio Colony.................  450   24,305     58,837          134       3,083    58,837        3,217     62,054



                                               Con--
                                Accumulated  struction   Year
                                Depreciation   Year    Acquired
                                ------------ --------- --------
Apartment Communities:
Chicago, Illinois: (continued)
 Prairie Court (i).............    $  535      1987      1999
 Arlington Heights.............       374      1986      2000
Dallas, Texas:
 Archstone Knoxbridge..........     1,620      1994      1998
 Archstone Legacy..............     2,043      1985      1993
 Archstone Spring Creek........     2,190      1983      1993
 Oaks at Park Boulevard, The...     1,381      1986      1993
 Summerstone...................     1,426      1983      1993
 Timber Ridge I & II...........     2,258        (g)       (g)
Denver, Colorado:
 Archstone Dakota Ridge........     1,624      1999      1997
 Archstone Red Rocks II........        81      2000      1999
 Archstone Red Rocks I.........     3,439      1984      1993
 Fox Creek I...................     1,358      1984      1993
 Fox Creek II..................       159      1999      1995
 Legacy Heights................     1,817      1998      1997
 Reflections I & II............     3,447        (h)       (h)
 Archstone Quincy Commons......       526      1986      1999
 Silver Cliff..................     2,680      1991      1994
 Archstone DTC.................     1,396      1981      1992
 Wendemere at the Ranch........     1,214      1984      1999
Ft. Lauderdale/West Palm Beach:
 Archstone at Woodbine.........       116        (c)     1999
 Archstone Pembroke Pines......     1,737      1988      1998
 Archstone Waterview...........     1,207      1988      1998
 Cameron at the Villages.......     2,101      1987      1998
 Cameron Cove..................     1,061      1986      1998
 Cameron Gardens...............     1,236      1999      1998
 Cameron Hidden Harbor.........     1,228      1986      1998
 Cameron Palms.................     1,295      1999      1998
 Cameron Park I................     1,051      1999      1998
 Cameron Waterways.............     1,912      1998      1998
 Archstone Island Reach........     1,154      1990      1999
 Park Place at Turtle Run......     1,568      1989      1998
Houston, Texas:
 7100 Almeda...................     2,090      1984      1994
 Archstone Brompton Court......     5,693      1972      1994
 Archstone Medical Center I....     2,438      1996      1994
 Archstone Medical Center II...     1,077      1999      1994
 Archstone Memorial Heights....     4,091      1996      1996
Indianapolis, Indiana:
 Arbor Green...................       992      1989      1998
 Archstone River Ridge.........       683      2000      1998
Inland Empire, California:
 Crossing, The.................     1,918      1989      1996
 Miramonte.....................     2,036      1989      1995
 Sierra Hills..................     1,780      1990      1997
 Terracina.....................     4,550      1988      1996
 Westcourt.....................     2,212      1986      1996
 Woodsong......................     1,363      1985      1996
Las Vegas, Nevada:
 Horizons at Piccole Ranch.....     3,017      1990      1995
 La Tierra at the Lakes........     6,427      1986      1995
Los Angeles, California:
 Oakridge......................     1,283      1985      1998
 Regency Court.................       840      1988      1999
 Studio Colony.................     1,110      1987      2000

                                                     Initial Cost to                  Gross Amount at Which Carried at
                                                        Archstone            Costs           December 31, 2000
                                                    ------------------    Capitalized --------------------------------
                                                              Buildings & Subsequent             Buildings &
                                         Encum-                Improve--      to                  Improve--
                                   Units brances     Land        ments    Acquisition   Land        ments     Totals
                                   ----- -------    ------    ----------- -----------  ------    ----------- --------
Apartment Communities:
Minneapolis, Minnesota:
 Eden Commons.....................  196  $ 5,900    $1,973     $ 11,181     $   571   $1,973      $ 11,752   $ 13,725
 Regency Woods....................  282   14,381     3,591       20,368         779    3,591        21,147     24,738
 Willow Creek.....................  240       --     1,976       11,192       3,139    1,976        14,331     16,307
Nashville, Tennessee:
 Archstone Bellevue...............  225    4,902     2,235       12,660       1,118    2,235        13,778     16,013
 Archstone Briley Parkway.........  360       --     2,471       14,003         645    2,471        14,648     17,119
 Archstone Brentwood..............  380       --     2,672       15,143       2,355    2,672        17,498     20,170
 Archstone Shadowbluff............  220    5,595     1,422        8,059         207    1,422         8,266      9,688
Orange County, California:
 Las Flores.......................  504    7,232     8,900          264      41,473    8,900        41,737     50,637
 Newpointe........................  160       --     1,403        7,981         866    1,403         8,847     10,250
 Rivermeadows.....................  152       --     2,082       11,797       1,810    2,082        13,607     15,689
 Archstone Aliso Viejo............  241   23,497     4,872           --      22,956    4,872        22,956     27,828
 Archstone Villa Marseilles.......  192    3,566     1,970       11,162       5,027    1,970        16,189     18,159
 Windemere........................  182       --     2,611       14,815         738    2,611        15,553     18,164
 Archstone San Paloma.............  216    2,311     3,774          117       8,925    3,774         9,042     12,816
Orlando, Florida:
 Archstone Promenade..............  212       --     2,236       12,671       1,150    2,236        13,821     16,057
 Cameron Springs..................  340       --     2,893       16,391       1,102    2,893        17,493     20,386
 Cameron Wellington I & II........  312       --     3,110       17,620         530    3,110        18,150     21,260
 Kingston Village.................  120       --     1,039        5,887       1,226    1,039         7,113      8,152
Phoenix, Arizona:
 Cochise at Arrowhead I & II......  472       --     3,620           --      27,419    3,620        27,419     31,039
 Foxfire..........................  188       --     1,055        5,976       1,612    1,055         7,588      8,643
 Archstone Deer Valley Village II.  336       --     1,768           76      16,166    1,768        16,242     18,010
 Peaks at Papago Park, The........  768       --     5,131       23,408      10,741    5,131        34,149     39,280
 Ridge, The.......................  380       --     1,852       10,492       1,583    1,852        12,075     13,927
 San Marbeya......................  404   23,380     3,675           93      23,340    3,675        23,433     27,108
 Archstone Old Town Scottsdale....  472       --     3,527           --      21,598    3,527        21,598     25,125
 San Palmera......................  412       --     3,515           --      23,305    3,515        23,305     26,820
 Scottsdale Greens................  644   23,447     3,489       19,774       9,789    3,489        29,563     33,052
Portland, Oregon:
 Arbor Heights....................  348       --     2,669           --      20,816    2,669        20,816     23,485
 Brighton.........................  233       --     1,675        9,532       2,251    1,675        11,783     13,458
 Cambridge Crossing...............  250       --     2,260           --      13,471    2,260        13,471     15,731
 Hedges Creek.....................  408       --     3,758          162      23,703    3,758        23,865     27,623
 Preston's Crossing...............  228       --       851           --      12,337      851        12,337     13,188
 Timberline.......................  130       --     1,058        5,995         765    1,058         6,760      7,818
Raleigh, North Carolina:
 Archstone Olde Raleigh...........  228   11,754     2,732       15,482         494    2,732        15,976     18,708
 Archstone at Preston.............  388       --       882        4,996      22,468      882        27,464     28,346
 Archstone Southpoint.............  288       --     1,719        9,741       9,019    1,719        18,760     20,479
 Archstone Lynn Crest.............  228       --     2,031       11,508         133    2,031        11,641     13,672
 Archstone West Millbrook.........  368       --     3,145       17,820       2,197    3,145        20,017     23,162
 Archstone Ridgewood..............  228       --     1,694        9,599       1,564    1,694        11,163     12,857
 Archstone Crabtree Valley........  268       --     2,575       14,590         406    2,575        14,996     17,571
 Archstone Olde Apex..............  328       --     2,107       11,940       8,180    2,107        20,120     22,227
 Archstone University Tower.......  186       --     2,204       12,511         220    2,204        12,731     14,935
 Archstone Cornerstone............  302       --     3,748       21,239         479    3,748        21,718     25,466
 Archstone Poplar Place...........  230       --     2,189       12,407         954    2,189        13,361     15,550
 Archstone North Park.............  336   14,893     3,136       17,763         185    3,136        17,948     21,084
Reno, Nevada:
 Enclave I & II, The..............  408       --     3,485           --      27,168    3,485        27,168     30,653
 Vista Ridge......................  324       --     2,002           --      19,439    2,002        19,439     21,441



                                                  Con--
                                   Accumulated  struction   Year
                                   Depreciation   Year    Acquired
                                   ------------ --------- --------
Apartment Communities:
Minneapolis, Minnesota:
 Eden Commons.....................    $  663      1987      1998
 Regency Woods....................       935      1988      1999
 Willow Creek.....................       567      1979      1999
Nashville, Tennessee:
 Archstone Bellevue...............       868      1986      1998
 Archstone Briley Parkway.........     1,778      1986      1998
 Archstone Brentwood..............     1,744      1988      1998
 Archstone Shadowbluff............       871      1986      1998
Orange County, California:
 Las Flores.......................     3,063      1999      1996
 Newpointe........................     1,063      1987      1996
 Rivermeadows.....................     1,378      1986      1997
 Archstone Aliso Viejo............     1,321      1998      1996
 Archstone Villa Marseilles.......     1,594      1991      1996
 Windemere........................     1,124      1987      1999
 Archstone San Paloma.............        --        (n)     1998
Orlando, Florida:
 Archstone Promenade..............     1,184      1999      1998
 Cameron Springs..................     1,802      1986      1998
 Cameron Wellington I & II........     1,666      1988      1998
 Kingston Village.................       698      1982      1998
Phoenix, Arizona:
 Cochise at Arrowhead I & II......     2,070      1999      1995
 Foxfire..........................     1,286      1985      1994
 Archstone Deer Valley Village II.         3        (c)     1996
 Peaks at Papago Park, The........     6,110        (j)       (j)
 Ridge, The.......................     2,236      1987      1993
 San Marbeya......................     1,379      1999      1997
 Archstone Old Town Scottsdale....     4,050      1994      1993
 San Palmera......................     2,950      1997      1995
 Scottsdale Greens................     5,654      1980      1994
Portland, Oregon:
 Arbor Heights....................     2,237      1998      1996
 Brighton.........................     1,373      1985      1996
 Cambridge Crossing...............     1,513      1998      1996
 Hedges Creek.....................     1,258      1999      1997
 Preston's Crossing...............     1,684      1996      1995
 Timberline.......................       866      1990      1996
Raleigh, North Carolina:
 Archstone Olde Raleigh...........     1,641      1995      1998
 Archstone at Preston.............     1,165      2000      1998
 Archstone Southpoint.............       904      1999      1998
 Archstone Lynn Crest.............     1,480      1997      1998
 Archstone West Millbrook.........     1,954        (k)     1998
 Archstone Ridgewood..............     1,050      1985      1998
 Archstone Crabtree Valley........     1,545      1987      1998
 Archstone Olde Apex..............     1,229      1999      1998
 Archstone University Tower.......       857      1997      1998
 Archstone Cornerstone............     2,239      1997      1998
 Archstone Poplar Place...........     1,374      1987      1998
 Archstone North Park.............     2,112      1996      1998
Reno, Nevada:
 Enclave I & II, The..............     1,756      1998      1996
 Vista Ridge......................     2,694      1997      1995

                                                                                            Gross Amount at Which Carried at
                                                      Initial Cost to Archstone    Costs           December 31, 2000
                                                      ------------------------- Capitalized --------------------------------
                                                                    Buildings & Subsequent             Buildings &
                                           Encum-                    Improve--      to                  Improve--
                                     Units brances       Land          ments    Acquisition   Land        ments     Totals
                                     ----- -------     -------      ----------- -----------  -------   ----------- --------
Apartment Communities:
Richmond, Virginia:
 Archstone Swift Creek I............  288  $    --    $   812         $ 4,604    $ 17,907   $   812     $ 22,511   $ 23,323
 Archstone Swift Creek II...........  144       --        869             137       4,631       869        4,768      5,637
 Cameron Crossing I & II............  424       --      4,968          28,155       1,504     4,968       29,659     34,627
Salk Lake City, Utah:
 Archstone River Oaks...............  448       --      5,400             213      29,570     5,400       29,783     35,183
 Brighton Place.....................  336       --      2,091          11,892       4,704     2,091       16,596     18,687
 Carrington Place...................  142    3,287      1,072           6,072         946     1,072        7,018      8,090
 Cloverland.........................  186    4,054      1,392           7,886       1,390     1,392        9,276     10,668
 Crossroads.........................  240    4,435      1,521           8,619       1,096     1,521        9,715     11,236
 Fairstone at Riverview.............  492       --      4,636              --      27,501     4,636       27,501     32,137
 Mountain Shadow....................  262       --        927           4,730       6,519       927       11,249     12,176
 Raintree...........................  152       --        948           5,373       1,079       948        6,452      7,400
 Riverbend..........................  200       --      1,357           7,692       1,261     1,357        8,953     10,310
San Antonio, Texas:
 Archstone Huebner Oaks.............  344       --      1,455           8,248       2,172     1,455       10,420     11,875
 Camino Real........................  176       --      1,084           4,338       2,784     1,084        7,122      8,206
 Contour Place......................  126       --        456           1,829         839       456        2,668      3,124
 Crescent, The......................  306       --      1,145              --      15,660     1,145       15,660     16,805
 Archstone Medical Center...........  276       --      1,631              --      12,203     1,631       12,203     13,834
 Archstone The Quarry...............  224    9,141      1,644              --      10,861     1,644       10,861     12,505
 Water at Northern Hills, The.......  305       --      1,251           7,105       2,217     1,251        9,322     10,573
San Diego, California:
 Archstone La Jolla.................  296       --      4,741          26,866       1,845     4,741       28,711     33,452
 Archstone Mission Valley...........  736       --     20,893             656      56,074    20,893       56,730     77,623
 Archstone Torrey Hills.............  340       --     10,400             659      32,532    10,400       33,191     43,591
 Archstone University Towne
 Centre.............................  328   20,900      4,616          26,160       2,819     4,616       28,979     33,595
 Archstone Del Mar..................  232   14,655      3,802          21,546       2,842     3,802       24,388     28,190
 Club Pacifica......................  264       --      2,141          12,132       1,609     2,141       13,741     15,882
 Ocean Crest........................  450       --      3,918          22,207       3,787     3,918       25,994     29,912
 Archstone Seaport Village..........  387       --      5,963          33,789       2,158     5,963       35,947     41,910
 Archstone Aviara...................  208       --      2,659          15,066       2,184     2,659       17,250     19,909
San Francisco (Bay Area),California:
 Archstone Emerald Park.............  324       --      8,950             170      40,324     8,950       40,494     49,444
 Archstone Hacienda.................  540    4,737     18,696             668      57,233    18,696       57,901     76,597
 Archstone Marina Bay...............  468       --      5,952          33,728       1,345     5,952       35,073     41,025
 Archstone Monterey Grove...........  224       --      4,451              13      22,574     4,451       22,587     27,038
 Archstone San Ramon................  496   40,452      7,820          44,311       2,797     7,820       47,108     54,928
 Archstone Willow Glen..............  412       --     16,140             746      40,369    16,140       41,115     57,255
 Ashton Place.......................  948   44,876      9,782          55,429      33,438     9,782       88,867     98,649
 Harborside.........................  149       --      3,213          18,210         575     3,213       18,785     21,998
 Los Padres Village.................  251       --      4,579          25,946       1,444     4,579       27,390     31,969
 Redwood Shores.....................  304   21,040      5,608          31,778       2,781     5,608       34,559     40,167
 Archstone Walnut Creek.............  510       --      5,788          32,802       1,745     5,788       34,547     40,335
 Archstone Morgan Hill..............  138       --     19,091              45         360    19,091          405     19,496
 Archstone Mountain View............  180       --     33,773              36          21    33,773           57     33,830
 Archstone Sausalito................  198   16,439     34,318              39          --    34,318           39     34,357
Seattle, Washington:
 Archstone Inglewood Hill...........  230       --      2,463              68      18,229     2,463       18,297     20,760
 Archstone Northcreek...............  524       --      5,750             261      35,703     5,750       35,964     41,714
 Cambrian, The......................  422       --      6,231          35,309       2,185     6,231       37,494     43,725
 Canyon Creek.......................  336   16,436      5,250              --      21,993     5,250       21,993     27,243
 Canyon Creek II....................  222    7,698      2,705          15,330       2,263     2,705       17,593     20,298
 Forestview.........................  192       --      1,681              --      13,936     1,681       13,936     15,617
 Harbour Pointe.....................  230       --      2,027              --      13,152     2,027       13,152     15,179
 Newport Crossing...................  192       --      1,694           9,602         939     1,694       10,541     12,235
 Redmond Hill East..................  590       --      4,745          26,711       6,152     4,745       32,863     37,608



                                                    Con--
                                     Accumulated  struction   Year
                                     Depreciation   Year    Acquired
                                     ------------ --------- --------
Apartment Communities:
Richmond, Virginia:
 Archstone Swift Creek I............    $  838      2000      1998
 Archstone Swift Creek II...........        --        (n)     1998
 Cameron Crossing I & II............     2,952      1998      1998
Salk Lake City, Utah:
 Archstone River Oaks...............     1,580      2000      1997
 Brighton Place.....................     2,656      1979      1995
 Carrington Place...................       636      1986      1997
 Cloverland.........................       846      1985      1997
 Crossroads.........................     1,189      1986      1996
 Fairstone at Riverview.............     2,835      1998      1996
 Mountain Shadow....................     1,440        (l)       (l)
 Raintree...........................       535      1984      1998
 Riverbend..........................       725      1985      1998
San Antonio, Texas:
 Archstone Huebner Oaks.............     1,867      1983      1993
 Camino Real........................     1,273      1979      1993
 Contour Place......................       784      1984      1992
 Crescent, The......................     3,198      1994      1992
 Archstone Medical Center...........     2,080      1996      1993
 Archstone The Quarry...............     1,867      1995      1993
 Water at Northern Hills, The.......     1,646      1982      1994
San Diego, California:
 Archstone La Jolla.................     3,152      1991      1996
 Archstone Mission Valley...........       101        (c)     1998
 Archstone Torrey Hills.............     1,521      2000      1997
 Archstone University Towne
 Centre.............................     2,432      1986      1997
 Archstone Del Mar..................     1,838      1991      1998
 Club Pacifica......................     1,734      1987      1996
 Ocean Crest........................     2,746        (m)       (m)
 Archstone Seaport Village..........     2,290      1992      1999
 Archstone Aviara...................     1,164      1986      1998
San Francisco (Bay Area),California:
 Archstone Emerald Park.............     1,706      2000      1997
 Archstone Hacienda.................     2,217      2000      1997
 Archstone Marina Bay...............     3,613      1991      1997
 Archstone Monterey Grove...........     1,105      2000      1997
 Archstone San Ramon................     4,914      1988      1997
 Archstone Willow Glen..............         7        (c)     1998
 Ashton Place.......................     9,099      1970      1996
 Harborside.........................     2,000      1989      1996
 Los Padres Village.................     2,662      1988      1997
 Redwood Shores.....................     3,891      1986      1996
 Archstone Walnut Creek.............     4,559      1988      1995
 Archstone Morgan Hill..............       204      1989      2000
 Archstone Mountain View............        97      1965      2000
 Archstone Sausalito................        33      1978      2000
Seattle, Washington:
 Archstone Inglewood Hill...........       922      2000      1997
 Archstone Northcreek...............     2,238      2000      1998
 Cambrian, The......................     3,614      1991      1997
 Canyon Creek.......................     2,397      1997      1997
 Canyon Creek II....................     1,356      1989      1998
 Forestview.........................     1,111      1998      1996
 Harbour Pointe.....................     1,324      1997      1996
 Newport Crossing...................     1,135      1990      1997
 Redmond Hill East..................     4,818      1990      1995


                                                      Initial Cost to Archstone     Costs
                                                      -------------------------  Capitalized
                                                                   Buildings &   Subsequent
                                          Encum--                   Improve--        to
                                   Units  brances        Land         ments      Acquisition
                                   ------ --------     --------    -----------   -----------
Apartment Communities:
Seattle, Washington: (continued)
  Redmond Hill West...............    184 $  6,196    $  2,084     $   11,833    $    2,401
  Stonemeadow Farms...............    280       --       4,370             --        18,200
  Waterford Place.................    360       --       4,131         23,407         1,981
Stamford, New York:
  Stamford........................    160       --       5,775          1,225         4,629
Tampa/St. Petersburg, Florida:
  Archstone Boot Ranch............    250       --       2,102         11,910         1,070
 Archstone Rocky Creek............    264       --         511          2,896        15,726
 Archstone Bayshore...............    328       --       2,035         11,530         2,154
 Cameron Lakes....................    207       --       1,570          8,897           950
 Cameron Palm Habor...............    168    5,407       1,293          7,325           665
 Country Place Village I..........     88       --         777          4,400           910
 Country Place Village II.........    100       --         805          4,563           594
Ventura County, California:
 Le Cub...........................    370       --       4,958         28,097         2,638
 Pelican Point....................    400       --       4,365         24,735         2,493
 Moorpark.........................    312       --       4,203            641        10,540
Washington, D.C.:
 Archstone Bellemeade Farms.......    316   15,002       3,250         18,416         1,055
 Archstone Fair Lakes.............    282   18,524       3,687         20,893         1,083
 Archstone Governor's Green.......    338       --       1,836         10,402        23,011
 Archstone Milestone II...........    132       --       2,009            435         9,206
 Archstone Kingstowne.............    358       --       5,429         30,760           856
 Archstone Kendall Ridge..........    184       --       2,089         11,838           494
 Archstone Milestone I............    444       --       5,633         31,920           357
 Archstone Saybrooke..............    252       --       3,210         18,190           580
 Archstone Woodlands Park.........    392       --       6,989            494        25,208
 Archstone Government Center......    404       --       5,704         38,310         1,956
 Columbia Town Center.............    531       --       5,545          1,071         6,084
 West Springfield Terrace.........    244       --       2,918         16,537           430
                                   ------ --------     --------    ----------    ----------
Total Apartment Communities--
 Operating and Under Construction. 66,616 $875,804    $981,030     $2,360,457    $1,608,307
                                   ====== ========     ========    ==========    ==========
Other:
Development Communites in Planning
 and Owned........................
Hotel Asset.......................
Other Real Estate Assets (o)......

Total Real Estate Assets..........

                                   Gross Amount at Which Carried at
                                          December 31, 2000
                                   --------------------------------
                                               Buildings &                                Con--
                                                Improve--                  Accumulated  struction   Year
                                     Land         ments        Totals      Depreciation   Year    Acquired
                                   --------    -----------   ----------    ------------ --------- --------
Apartment Communities:
Seattle, Washington: (continued)
  Redmond Hill West............... $  2,084    $   14,234    $   16,318      $  1,154     1986      1999
  Stonemeadow Farms...............    4,370        18,200        22,570         1,292     1999      1997
  Waterford Place.................    4,131        25,388        29,519         2,195     1989      1997
Stamford, New York:
  Stamford........................    5,775         5,854        11,629            --       (n)     2000
Tampa/St. Petersburg, Florida:
  Archstone Boot Ranch............    2,102        12,980        15,082         1,331     1988      1998
 Archstone Rocky Creek............      511        18,622        19,133           878     2000      1998
 Archstone Bayshore...............    2,035        13,684        15,719         1,314     1984      1998
 Cameron Lakes....................    1,570         9,847        11,417         1,037     1986      1998
 Cameron Palm Habor...............    1,293         7,990         9,283           837     1988      1998
 Country Place Village I..........      777         5,310         6,087           507     1982      1998
 Country Place Village II.........      805         5,157         5,962           518     1983      1998
Ventura County, California:
 Le Cub...........................    4,958        30,735        35,693         2,968     1987      1997
 Pelican Point....................    4,365        27,228        31,593         2,530     1985      1997
 Moorpark.........................    4,203        11,181        15,384            --       (n)     1999
Washington, D.C.:
 Archstone Bellemeade Farms.......    3,250        19,471        22,721         1,248     1988      1998
 Archstone Fair Lakes.............    3,687        21,976        25,663         1,185     1988      1998
 Archstone Governor's Green.......    1,836        33,413        35,249         1,236     2000      1998
 Archstone Milestone II...........    2,009         9,641        11,650            79     2000      1999
 Archstone Kingstowne.............    5,429        31,616        37,045         1,266     1988      1999
 Archstone Kendall Ridge..........    2,089        12,332        14,421         1,294     1990      1998
 Archstone Milestone I............    5,633        32,277        37,910         3,495     1997      1998
 Archstone Saybrooke..............    3,210        18,770        21,980         1,944     1990      1998
 Archstone Woodlands Park.........    6,989        25,702        32,691           181     2000      1998
 Archstone Government Center......    5,704        40,266        45,970         1,452     1989      1999
 Columbia Town Center.............    5,545         7,155        12,700            --       (n)     2000
 West Springfield Terrace.........    2,918        16,967        19,885         1,793     1978      1998
                                   --------    ----------    ----------      --------
Total Apartment Communities--
 Operating and Under Construction. $981,030    $3,968,764    $4,949,794      $371,003
                                   ========    ==========    ==========      ========
Other:
Development Communites in Planning
 and Owned........................                               75,662            --
Hotel Asset.......................                               22,870         4,669
Other Real Estate Assets (o)......                               10,584            --
                                                             ----------      --------
Total Real Estate Assets..........                           $5,058,910      $375,672
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

   The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                                Year Ended December 31,
                                                          ----------------------------------
                    Carrying Amounts                         2000        1999        1998
                    ----------------                      ----------  ----------  ----------
Balance at January 1..................................... $5,086,486  $4,771,315  $2,567,599
                                                          ----------  ----------  ----------
Apartment communities:
   Real estate assets acquired in the Atlantic Merger....         --          --   1,823,727
   Acquisition-related expenditures......................    372,539     401,392     268,465
   Redevelopment expenditures............................     37,547      72,517      56,321
   Recurring capital expenditures........................     13,937      13,022       9,461
   Development expenditures, excluding land acquisitions.    228,819     334,049     346,629
   Acquisition and improvement of land for development...     68,308      43,417      45,739
   Dispositions..........................................   (743,287)   (542,554)   (342,066)
   Provision for possible loss on investments............     (5,200)       (450)         --
                                                          ----------  ----------  ----------
Net apartment community activity.........................    (27,337)    321,393   2,208,276
                                                          ----------  ----------  ----------
Other:
   Change in other real estate assets....................       (239)     (4,672)     (3,860)
   Provision for possible loss on investments............         --      (1,550)       (700)
                                                          ----------  ----------  ----------
Net other activity.......................................       (239)     (6,222)     (4,560)

                                                          ----------  ----------  ----------
Balance at December 31................................... $5,058,910  $5,086,486   4,771,315
                                                          ==========  ==========  ==========

                                                                     December 31,
                                                          ----------------------------------
                Accumulated Depreciation                     2000        1999        1998
                ------------------------                  ----------  ----------  ----------
Balance at January 1..................................... $  300,658  $  205,795  $  129,718
Depreciation for the year................................    143,694     132,437      96,337
Accumulated depreciation on real estate dispositions.....    (68,624)    (37,230)    (20,260)
Other....................................................        (56)       (344)         --
                                                          ----------  ----------  ----------
Balance at December 31................................... $  375,672  $  300,658  $  205,795
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

PricewaterhouseCoopers S.a r.l.                       Luxembourg, 14 March 2001
Reviseur d'entreprises
Represented by

Pascal Rakovsky
                                          Amaury Evrard

                         SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF NET ASSETS

           (In thousands U.S. $, except share and per share amounts)

                                                                                    31 December 31 December
                                                                                       2000        1999
                                                                                    ----------- -----------
Assets
Strategic investment positions at value:
   CarrAmerica (Cost $699,905; $699,905, respectively)............................. $  895,644  $  604,247
   City Center Retail (Cost $175,722; $304,132, respectively)......................    175,722     304,132
   CWS Communities (Cost $256,739; $236,488, respectively).........................    256,739     236,488
   Regency (Cost $759,807; $759,807, respectively).................................    811,847     685,465
   Storage USA (Cost $394,362; $394,362, respectively).............................    373,560     355,911
   Urban Growth Property (Cost $234,082; $188,582, respectively)...................    291,800     188,582
Other investment positions at value:
   Security Capital Group Incorporated (Cost $0; $165,000 respectively)............         --      95,780
   Private investment positions (Cost $39,602; $42,019, respectively)..............     39,347      42,019
                                                                                    ----------  ----------
Total investments..................................................................  2,844,659   2,512,624
Cash and cash equivalents..........................................................    102,943       2,732
Accounts receivable and other......................................................     19,970      15,530
                                                                                    ----------  ----------
       Total Assets................................................................ $2,967,572  $2,530,886
                                                                                    ==========  ==========

Liabilities
Accounts payable and accrued expenses.............................................. $    4,863  $    6,033
Taxes payable other than income taxes..............................................      4,596       4,818
Deferred income tax................................................................     55,473          --
Line of credit.....................................................................    123,500     239,000
Convertible notes..................................................................    403,535     386,157
                                                                                    ----------  ----------
Total Liabilities..................................................................    591,967     636,008
                                                                                    ----------  ----------
       Total Net Assets (Shareholders' Equity)..................................... $2,375,605  $1,894,878
                                                                                    ==========  ==========

Authorised 250,000,000 shares of $4.00 par value, 86,561,872 shares issued;
  74,883,958 outstanding at 31 December 2000 and 76,700,437 outstanding at
  31 December 1999................................................................. $  346,247  $  346,247
Share premium account..............................................................  1,536,855   1,564,939
                                                                                    ----------  ----------
Paid-In Capital....................................................................  1,883,102   1,911,186
Legal reserve......................................................................     30,375      30,375
Reserve for own shares.............................................................    212,304     184,219
Undistributed net operating income.................................................    304,708     219,144
Accumulated net realised (loss)/gain...............................................    (71,547)     11,844
Unrealised appreciation/(depreciation) on strategic investment and other investment
  positions, net of deferred tax expense of $55,473 in 2000........................    228,967    (277,671)
Acquisition of own shares..........................................................   (212,304)   (184,219)
                                                                                    ----------  ----------
Shareholders' Equity............................................................... $2,375,605  $1,894,878
                                                                                    ----------  ----------
Net Asset Value per share.......................................................... $    31.72  $    24.70
                                                                                    ==========  ==========

   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (In thousands U.S. $)


                                                                                    Years Ended 31 December
                                                                                ------------------------------
                                                                                  2000      1999       1998
                                                                                --------  ---------  ---------
Income
Gross dividends from strategic investment positions:
   CarrAmerica................................................................. $ 52,916  $  52,916  $  51,999
   City Center Retail..........................................................       --      6,990         --
   CWS Communities.............................................................   18,612      9,057      4,783
   Regency.....................................................................   65,805     57,852     56,422
   Storage USA.................................................................   32,473     31,532     29,934
   Urban Growth Property.......................................................    8,847     10,160      4,338
                                                                                --------  ---------  ---------
                                                                                 178,653    168,507    147,476
Gross dividends from other investment positions................................       --      8,925     20,908
                                                                                --------  ---------  ---------
                                                                                 178,653    177,432    168,384
Interest income from Security Capital debentures...............................      745      3,575      3,575
Interest and other income......................................................    6,768      4,188      1,132
                                                                                --------  ---------  ---------
Total Gross Income.............................................................  186,166    185,195    173,091
   Withholding tax on dividends received.......................................  (26,754)   (24,152)   (16,266)
                                                                                --------  ---------  ---------
Total Income................................................................... $159,412  $ 161,043  $ 156,825
                                                                                ========  =========  =========
Expenses
Operating advisor fees.........................................................   31,795     32,544     35,220
Custodian fees.................................................................      583        475        459
Directors fees.................................................................      250        155        103
Professional expenses..........................................................    1,534      1,500      1,843
Administrative expenses........................................................    1,339      1,404      2,057
Amortisation of convertible notes deferred costs...............................    1,582      1,573        959
Taxes other than income taxes..................................................    1,889      4,555      2,429
Line of credit arrangement and commitment fees.................................    1,048      1,177      2,561
Interest on line of credit.....................................................    7,308     20,045     18,434
Interest on convertible notes..................................................   26,520     26,623     14,861
                                                                                --------  ---------  ---------
Total Expenses.................................................................   73,848     90,051     78,926
                                                                                --------  ---------  ---------

Net Operating Income...........................................................   85,564     70,992     77,899
Net Realised And Unrealised Gain/(Loss) On Strategic Investment
  And Other Investment Positions:
Net realised (loss)/gain on strategic investment and other investment positions  (83,391)   (65,587)    32,878
Net increase/(decrease) in appreciation on strategic investment and other
  investment positions.........................................................  562,111   (152,693)  (642,372)
                                                                                --------  ---------  ---------
Net Gain/(Loss) On Strategic Investment And Other Investment Positions.........  478,720   (218,280)  (609,494)
                                                                                --------  ---------  ---------

Increase/(Decrease) In Net Assets Resulting from Operations, before tax........  564,284   (147,288)  (531,595)
Deferred income tax expense....................................................   55,473         --         --
                                                                                --------  ---------  ---------
Increase/(Decrease) In Net Assets Resulting From Operations.................... $508,811  $(147,288) $(531,595)
                                                                                ========  =========  =========

   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands U.S. $)

                                                                                    Years Ended 31 December
                                                                                -------------------------------
                                                                                  2000       1999       1998
                                                                                ---------  ---------  ---------
Operating Activities:
   Increase/(decrease) in net assets resulting from operations................. $ 508,811  $(147,288) $(531,595)
   Adjustments to reconcile increase in net assets resulting from operations to net cash provided by operating activities:
       Realised loss/(gain)....................................................    83,391     65,587    (32,878)
       Unrealised gain (increase)/decrease.....................................  (562,111)   152,693    642,372
       Accretion on convertible notes..........................................    17,378     16,217      9,387
       Amortisation of convertible notes deferred costs........................     1,582      1,573        959
       Changes in operating assets and liabilities:
          Accounts receivable and other........................................    (6,021)     6,886    (10,266)
          Accounts payable and accrued expenses................................    (1,080)    (1,233)      (256)
          Operating advisor fees payable.......................................       (90)    (6,230)     1,371
          Taxes payable other than income taxes................................      (222)     3,512        286
          Deferred income taxes................................................    55,473         --         --
                                                                                ---------  ---------  ---------
              Net cash provided by operating activities........................    97,111     91,717     79,380
                                                                                ---------  ---------  ---------
Investing Activities:
   Return of capital--distribution from City Center Retail.....................   111,989         --         --
   Proceeds from sale of investment in Security Capital........................    96,889         --         --
   Proceeds from sale of other investment positions............................     4,609    242,776    368,979
   Fundings in strategic investment positions:
       CarrAmerica.............................................................        --        (54)   (63,464)
       City Center Retail......................................................        --        (97)  (220,370)
       CWS Communities.........................................................   (20,250)   (82,925)   (60,963)
       Advances--CWS Communities...............................................   (31,000)        --         --
       Repayments of advances--CWS Communities.................................    31,000         --         --
       Regency.................................................................        --        (19)   (10,634)
       Storage USA.............................................................        --        (90)   (45,828)
       Urban Growth Property...................................................        --     (7,500)  (163,379)
       Advances--Urban Growth Property.........................................   (45,500)        --         --
   Fundings in other investment positions......................................    (1,053)   (36,351)  (367,424)
                                                                                ---------  ---------  ---------
              Net cash provided by/(used) in investing activities..............   146,684    115,740   (563,083)
                                                                                ---------  ---------  ---------
Financing Activities:
   Acquisition of own shares...................................................   (28,084)  (184,219)        --
   Net proceeds from convertible note offering.................................        --         --    352,667
   Offering expenses charged against share premium account.....................        --         --       (440)
   Net (repayments)/draw-downs from line of credit.............................  (115,500)   (23,500)   132,500
                                                                                ---------  ---------  ---------
              Net cash (used) in/provided by financing activities..............  (143,584)  (207,719)   484,727
                                                                                ---------  ---------  ---------
Net increase/(decrease) in cash and cash equivalents...........................   100,211       (262)     1,024
Cash and cash equivalents, beginning of the year...............................     2,732      2,994      1,970
                                                                                ---------  ---------  ---------
Cash and cash equivalents, end of the year..................................... $ 102,943  $   2,732  $   2,994
                                                                                =========  =========  =========
Supplemental disclosure of cash flow information:
   Tax paid.................................................................... $   2,111  $   1,043  $   2,141
                                                                                =========  =========  =========
   Interest paid on borrowings................................................. $  17,547  $  30,012  $  22,987
                                                                                =========  =========  =========

  The accompanying notes form an integral part of these financial statements.

                         SECURITY CAPITAL U.S. REALTY

               CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                             (In thousands U.S. $)

                                                                              Years Ended 31 December
                                                                        ----------------------------------
                                                                           2000        1999        1998
                                                                        ----------  ----------  ----------
Operations:
Net operating income................................................... $   85,564  $   70,992  $   77,899
Net realised (loss)/gain on strategic investment and other investment
  positions............................................................    (83,391)    (65,587)     32,878
Increase/(decrease) in appreciation on strategic investment and other
  investment positions.................................................    562,111    (152,693)   (642,372)
Deferred income tax expense............................................    (55,473)         --          --
                                                                        ----------  ----------  ----------
Increase/(decrease) in net assets resulting from operations............    508,811    (147,288)   (531,595)
Capital Transactions:
(Decrease) in share premium account....................................    (28,084)   (184,219)       (440)
Increase in reserve for own shares.....................................     28,084     184,219          --
Acquisition of own shares during the year..............................    (28,084)   (184,219)         --
                                                                        ----------  ----------  ----------
(Decrease) in net assets resulting from capital transactions...........    (28,084)   (184,219)       (440)
Net Assets:
Increase/(decrease) in net assets during the year......................    480,727    (331,507)   (532,035)
Net assets at the beginning of the year................................  1,894,878   2,226,385   2,758,420
                                                                        ----------  ----------  ----------
Net assets at the end of the year (includes undistributed net operating income of $304,708 for 2000, $219,144 for 1999, and $148,152 for 1998)............................................................ $2,375,605  $1,894,878  $2,226,385
                                                                        ==========  ==========  ==========

           CONSOLIDATED STATEMENTS OF CHANGES IN SHARES OUTSTANDING

                                                     Number of shares
                                            ----------------------------------
                                                 Years Ended 31 December
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
  At the beginning of the year............. 76,700,437  86,561,872  86,561,872
  Acquisition of own shares during the year (1,816,479) (9,861,435)         --
                                            ----------  ----------  ----------
  At the end of the year................... 74,883,958  76,700,437  86,561,872
                                            ==========  ==========  ==========

                       CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                                    Years Ended 31 December
                                                                                    ----------------------
                                                                                     2000    1999    1998
                                                                                    ------  ------  ------
Per-share data:
Net asset value at the beginning of the year....................................... $24.70  $25.72  $31.87
Net operating income...............................................................   1.14    0.86    0.90
Net change in unrealised appreciation and realised gain on strategic investment and
  other investment positions in the year, net of deferred tax expense in 2000......   5.63   (2.65)  (7.05)
Acquisition of own shares during the year..........................................   0.25    0.77      --
                                                                                    ------  ------  ------
Net Asset Value per share at the end of the year................................... $31.72  $24.70  $25.72
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

                         SECURITY CAPITAL U.S. REALTY

           CONSOLIDATED SCHEDULES OF STRATEGIC INVESTMENT POSITIONS

                              At 31 December 2000
                (in thousands U.S. $, except shares held and %)

                                              Number of                          Percentage
Strategic Investment Positions Security Type Shares Held    Cost      Value    of Total Assets
------------------------------ ------------- ----------- ---------- ---------- ---------------
CarrAmerica................... Common Stock  28,603,417  $  699,905 $  895,644      30.2%
City Center Retail............ Common Stock  30,390,000     175,722    175,722       5.9%
CWS Communities............... Common Stock  25,640,858     256,739    256,739       8.6%
Regency....................... Common Stock  34,273,236     759,807    811,847      27.4%
Storage USA................... Common Stock  11,765,654     394,362    373,560      12.6%
Urban Growth Property (1)..... Common Stock  18,824,100     234,082    291,800       9.8%
                                                         ---------- ----------      ----
Total investment in strategic
  positions...................                           $2,520,617 $2,805,312      94.5%
                                                         ========== ==========      ====

--------
(1) In addition to the shares held with a cost and fair value of $188.6 million, advances of $45.5 million to Urban Growth Property are included in these amounts.

                              At 31 December 1999
                (in thousands U.S. $, except shares held and %)

                                              Number of                          Percentage
Strategic Investment Positions Security Type Shares Held    Cost      Value    of Total Assets
------------------------------ ------------- ----------- ---------- ---------- ---------------
CarrAmerica................... Common Stock  28,603,417  $  699,905 $  604,247      23.9%
City Center Retail............ Common Stock  30,390,000     304,132    304,132      12.0%
CWS Communities............... Common Stock  23,615,858     236,488    236,488       9.3%
Regency....................... Common Stock  34,273,236     759,807    685,465      27.1%
Storage USA................... Common Stock  11,765,654     394,362    355,911      14.1%
Urban Growth Property......... Common Stock  18,824,100     188,582    188,582       7.4%
                                                         ---------- ----------      ----
Total investment in strategic
  positions...................                           $2,583,276 $2,374,825      93.8%
                                                         ========== ==========      ====


   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

             CONSOLIDATED SCHEDULES OF OTHER INVESTMENT POSITIONS

                              At 31 December 2000
                (in thousands U.S. $, except shares held and %)

                                                                                  Percentage
Other Investment Positions                                       Cost    Value  of Total Assets
--------------------------                                      ------- ------- ---------------
Companies in which SC-U.S. Realty owns a 5% or greater interest $39,273 $39,018       1.3%
Companies in which SC-U.S. Realty owns less than 5% interest...     329     329       -- %
                                                                ------- -------       ---
Total investment in other investment positions................. $39,602 $39,347       1.3%
                                                                ======= =======       ===

                              At 31 December 1999
                        (in thousands U.S. $, except %)

                                                                                    Percentage
Other Investment Positions                                        Cost    Value   of Total Assets
--------------------------                                      -------- -------- ---------------
Companies in which SC-U.S. Realty owns a 5% or greater interest $ 39,215 $ 39,215       1.6%
Companies in which SC-U.S. Realty owns less than 5% interest...    2,804    2,804       0.1%
                                                                -------- --------       ---
Total investment in private investment positions............... $ 42,019 $ 42,019       1.7%
Investment in Security Capital Group Incorporated..............  165,000   95,780       3.8%
                                                                -------- --------       ---
Total investment in other investment positions................. $207,019 $137,799       5.5%
                                                                ======== ========       ===



   The accompanying notes form an integral part of the financial statements.

                         SECURITY CAPITAL U.S. REALTY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               31 December 2000

Note1--Organization and Significant Accounting Policies

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

   The Company accounts for its investments at fair value in accordance with the U.S. specialised industry accounting rules prescribed by the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies (the "Guide"). Thus, investment in publicly traded companies are valued at market determined by using closing market prices on the NYSE, or other recognised stock exchanges when appropriate, as of the balance sheet date, subject to an appropriate adjustment for transfer restrictions, if any. For privately held investments, the Company will, whenever the Board of Directors believes significant developments have occurred affecting the value of an investment and on at least an annual basis, utilise valuation techniques and methodologies appropriate to the nature of the investment to derive fair value. These will include

                         SECURITY CAPITAL U.S. REALTY
external valuation, cash flow valuation techniques and valuation information derived through placements of private companies' securities as well as review by management for other specific indicators of changes in value relating to property performance and/or significant changes in local or general market conditions. The Board of Directors, in its discretion, may permit some other method of valuation to be used, if it determines that such valuation better reflects the fair value of any of the Company's assets.

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

Note 4--Convertible Notes

   Proceeds from the Company's 2% Senior Unsecured Convertible Notes ("Convertible Notes") at issuance, and carrying amount as of the balance sheet dates, are as follows:

                                                  At 31 December At 31 December
                                                       2000           1999
                                                  -------------- --------------
                                                      (in thousands U.S. $)
    Convertible Notes proceeds...................    $360,554       $360,554
    Accumulated accretion on Convertible Notes...      42,981         25,603
                                                     --------       --------
                                                     $403,535       $386,157
                                                     ========       ========

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

   HOLDINGS, an ordinary corporate taxpayer under Luxembourg law, owns all of the consolidated group's interests in REITs and other U.S. real estate companies. Corporations which are resident Luxembourg taxpayers are taxed on their worldwide net income, determined on the basis of gross income less costs incurred. Certain items of income and capital gains are excluded from the calculation of income received for tax purposes, including income and capital gains from certain investments which meet certain holding period (generally one calendar year) and size requirements. HOLDINGS operates so as to have the highest possible percentage of its

                         SECURITY CAPITAL U.S. REALTY
investments qualify for the exclusion. Interest accrued on advances from the Company to HOLDINGS is deducted in determining HOLDINGS's taxable income.

   Income paid from HOLDINGS to the Company is subject to various levels of tax, including withholding taxes. Gross cash (but not accrued) interest payments from HOLDINGS to the Company are subject to withholding tax at a rate of 3.75%. No dividends were paid to the Company during the reporting periods.

                                          For the years ended 31 December
                                          -------------------------------
                                             2000       1999      1998
                                           -------    -------    -------
          Gross cash interest payments... $16,053    $89,783    $25,262
                                           =======    =======    =======
          Capital tax.................... $ 1,287    $ 1,188    $ 1,481
          Withholding tax................     602      3,367        947
                                           -------    -------    -------
                                          $ 1,889    $ 4,555    $ 2,428
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

                         SECURITY CAPITAL U.S. REALTY

Note 8--Commitments

   The Company's existing and committed fundings at cost as of 31 December 2000 were as follows:

                                              Total    Total Cost Amount
                                             Amount     (Amount   to be
                                            Committed   Funded)   Funded
                                            ---------- ---------- -------
                                                (in thousands U.S. $)
         CarrAmerica (NYSE: CRE)........... $  699,905 $  699,905 $    --
         City Center Retail (Private)......    175,722    175,722      --
         CWS Communities (Private).........    300,329    256,739  43,590
         Regency (NYSE: REG)...............    759,807    759,807      --
         Storage USA (NYSE: SUS)...........    394,362    394,362      --
         Urban Growth Property (Private)...    188,582    188,582      --
         Private investment positions......     39,602     39,602      --
                                            ---------- ---------- -------
             Total......................... $2,558,309 $2,514,719 $43,590
                                            ========== ========== =======

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 21, 2000

                                PROLOGIS TRUST

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                                December 31,
                                                                                           ----------------------
                                         ASSETS                                               1999        1998
                                         ------                                            ----------  ----------
Real estate............................................................................... $4,974,951  $3,657,500
   Less accumulated depreciation..........................................................    366,703     254,288
                                                                                           ----------  ----------
                                                                                            4,608,248   3,403,212
Investments in and advances to unconsolidated entities....................................    940,364     733,863
Cash and cash equivalents.................................................................     69,338      63,140
Accounts and notes receivable.............................................................     46,998      11,648
Other assets..............................................................................    183,092     118,866
                                                                                           ----------  ----------
       Total assets....................................................................... $5,848,040  $4,330,729
                                                                                           ==========  ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Liabilities:
   Lines of credit........................................................................ $   98,700  $  344,300
   Short-term borrowings..................................................................         --     150,000
   Senior unsecured debt..................................................................  1,729,630   1,083,641
   Other unsecured debt...................................................................     30,892          --
   Mortgage notes.........................................................................    657,913     184,964
   Assessment bonds.......................................................................     10,721      11,281
   Securitized debt.......................................................................     26,952      31,559
   Accounts payable and accrued expenses..................................................    117,651     116,378
   Construction payable...................................................................     23,064      34,025
   Amount due to affiliate................................................................        221         395
   Distributions and dividends payable....................................................     54,939      39,283
   Other liabilities......................................................................     81,549      27,240
                                                                                           ----------  ----------
       Total liabilities..................................................................  2,832,232   2,023,066
                                                                                           ----------  ----------
Minority interest.........................................................................     62,072      51,295
Shareholders' equity:
   Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at
     December 31, 1999 and 1998; stated liquidation preference of $25.00 per share........    135,000     135,000
   Series B Convertible Preferred Shares; $0.01 par value; 7,020,703 shares issued and outstanding at December 31, 1999 and 7,537,600 shares issued and outstanding at
     December 31, 1998; stated liquidation preference of $25.00 per share.................    175,518     188,440
   Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at
     December 31, 1999 and 1998; stated liquidation preference of $50.00 per share........    100,000     100,000
   Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding
     at December 31, 1999 and 1998; stated liquidation preference of $25.00 per share.....    250,000     250,000
   Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at
     December 31, 1999; stated liquidation preference of $25.00 per share.................     50,000          --
   Common shares of beneficial interest; $0.01 par value; 161,825,466 shares issued and outstanding at December 31, 1999 and 123,415,711 shares issued and outstanding at
     December 31, 1998....................................................................      1,618       1,234
Additional paid-in capital................................................................  2,663,350   1,907,232
Employee share purchase notes.............................................................    (22,906)    (25,247)
Accumulated other comprehensive income....................................................     (9,765)         23
Distributions in excess of net earnings...................................................   (389,079)   (300,314)
                                                                                           ----------  ----------
       Total shareholders' equity.........................................................  2,953,736   2,256,368
                                                                                           ----------  ----------
       Total liabilities and shareholders' equity......................................... $5,848,040  $4,330,729
                                                                                           ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 Years Ended December 31, 1999, 1998 and 1997
                     (In thousands, except per share data)

                                                                                      1999      1998     1997
                                                                                    --------  -------- --------
Income:
   Rental income................................................................... $491,826  $345,046 $284,533
   Other real estate income........................................................   46,678    17,554   12,291
   Income from unconsolidated entities.............................................   22,519     2,755    3,278
   Interest........................................................................    6,369     2,752    2,392
                                                                                    --------  -------- --------
      Total income.................................................................  567,392   368,107  302,494
                                                                                    --------  -------- --------
Expenses:
   Rental expenses, net of recoveries $87,907 in 1999, $57,415 in 1998 and
     $42,288 in 1997 and including amounts paid to affiliate of $1,314 in 1999,
     $984 in 1998 and $280 in 1997.................................................   33,501    27,120   23,187
   Property management fees paid to affiliate, net of recoveries of $3,870 in 1997.       --        --    3,821
   General and administrative, including amounts paid to affiliate of $1,582 in
     1999, $1,992 in 1998 and $657 in 1997.........................................   38,284    22,893    6,770
   REIT management fee paid to affiliate...........................................       --        --   17,791
   Depreciation and amortization...................................................  152,447   100,590   76,562
   Interest........................................................................  170,746    77,650   52,704
   Interest rate hedge expense.....................................................      945    26,050       --
   Costs incurred in acquiring management companies from affiliate.................       --        --   75,376
   Other...........................................................................    4,920     6,187    3,891
                                                                                    --------  -------- --------
      Total expenses...............................................................  400,843   260,490  260,102
                                                                                    --------  -------- --------
Earnings from operations...........................................................  166,549   107,617   42,392
Minority interest share in earnings................................................    4,979     4,681    3,560
                                                                                    --------  -------- --------
Earnings before gain on disposition of real estate and foreign currency exchange
  gains (losses)...................................................................  161,570   102,936   38,832
Gain on disposition of real estate.................................................   38,994     5,565    7,378
Foreign currency hedge income (expense)............................................       --     2,054   (6,028)
Foreign currency exchange gains (losses), net......................................  (16,818)    2,938     (348)
                                                                                    --------  -------- --------
Earnings before income taxes.......................................................  183,746   113,493   39,834
Income tax expense:
   Current.........................................................................    1,472       368       85
   Deferred........................................................................       --     1,796       --
                                                                                    --------  -------- --------
      Total income taxes...........................................................    1,472     2,164       85
                                                                                    --------  -------- --------
Earnings before cumulative effect of accounting change.............................  182,274   111,329   39,749
Cumulative effect of accounting change.............................................    1,440        --       --
                                                                                    --------  -------- --------
Net earnings.......................................................................  180,834   111,329   39,749
Less preferred share dividends.....................................................   56,835    49,098   35,318
                                                                                    --------  -------- --------
Net earnings attributable to Common Shares......................................... $123,999  $ 62,231 $  4,431
                                                                                    ========  ======== ========
Weighted average Common Shares outstanding--Basic..................................  152,412   121,721  100,729
                                                                                    ========  ======== ========
Weighted average Common Shares outstanding--Diluted................................  152,739   122,028  100,869
                                                                                    ========  ======== ========
Basic per share net earnings attributable to Common Shares:
   Earnings before cumulative effect of accounting change.......................... $   0.82  $   0.51 $   0.04
   Cumulative effect of accounting change..........................................    (0.01)       --       --
                                                                                    --------  -------- --------
      Net earnings attributable to Common Shares................................... $   0.81  $   0.51 $   0.04
                                                                                    ========  ======== ========
Diluted per share net earnings attributable to Common Shares:
   Earnings before cumulative effect of accounting change.......................... $   0.82  $   0.51 $   0.04
   Cumulative effect of accounting change..........................................    (0.01)       --       --
                                                                                    --------  -------- --------
      Net earnings attributable to Common Shares................................... $   0.81  $   0.51 $   0.04
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

                                PROLOGIS TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 1997, 1998 and 1999
                                (In thousands)

                                                             Series A    Series B    Series C    Series D    Series E
                                           Common Shares     Preferred   Preferred   Preferred   Preferred   Preferred
                                         -----------------   Shares at   Shares at   Shares at   Shares at   Shares at
                                         Number              Aggregate   Aggregate   Aggregate   Aggregate   Aggregate
                                           of       Par     Liquidation Liquidation Liquidation Liquidation Liquidation
                                         Shares    Value    Preference  Preference  Preference  Preference  Preference
                                         -------  --------  ----------- ----------- ----------- ----------- -----------
Balances at December 31, 1996...........  93,677  $  937.0   $135,000    $201,250    $100,000    $     --       $--
   Net earnings.........................      --        --         --          --          --          --        --
   Preferred share dividends............      --        --         --          --          --          --        --
   Accumulated other comprehensive
    income--foreign currency
    translation adjustments.............      --        --         --          --          --          --        --


   Comprehensive income attributable
    to Common Shares....................      --        --         --          --          --          --        --
   Sale of Common Shares................  18,455     184.6         --          --          --          --        --
   Common Shares issued under
    employee share purchase plan........   1,357      13.6         --          --          --          --        --
   Common Shares issued in 1997
    Merger, net of costs................   3,692      36.9         --          --          --          --        --
   Common Shares issued under
    dividend reinvestment and share
    purchase plans......................      20       0.2         --          --          --          --        --
   Limited partnership units converted
    to Common Shares....................     105       1.0         --          --          --          --        --
   Series B preferred shares converted
    to Common Shares....................      63       0.6         --      (1,242)         --          --        --
   Principal payments on employee
    share purchase notes................      --        --         --          --          --          --        --
   Retirements of employee share
    purchase notes......................      (5)     (0.1)        --          --          --          --        --
   Common Share distributions paid......      --        --         --          --          --          --        --
   Common Share distributions accrued...      --        --         --          --          --          --        --
                                         -------  --------   --------    --------    --------    --------       ---
Balances at December 31, 1997........... 117,364   1,173.8    135,000     200,008     100,000          --        --
   Net earnings.........................      --        --         --          --          --          --        --
   Preferred share dividends............      --        --         --          --          --          --        --
   Accumulated other comprehensive
    income--foreign currency
    translation adjustments.............      --        --         --          --          --          --        --
                                         -------  --------   --------    --------    --------    --------       ---
   Comprehensive income attributable
    to Common Shares....................      --        --         --          --          --          --        --
   Sale of Common Shares................   5,494      54.9         --          --          --          --        --
   Sale of preferred shares.............      --        --         --          --          --     250,000        --
   Common Shares issued under
    dividend reinvestment and share
    purchase plans......................      18       0.1         --          --          --          --        --

                                                               Accumu-
                                                                lated   Distri-
                                                     Employee   Other   butions
                                         Additional   Share    Compre- In Excess      Total
                                          Paid-in    Purchase  hensive  of Net    Shareholders'
                                          Capital     Notes    Income  Earnings      Equity
                                         ----------  --------  ------- ---------  -------------
Balances at December 31, 1996........... $1,257,347  $     --   $ --   $ (95,145)  $1,599,389
   Net earnings.........................         --        --     --      39,749       39,749
   Preferred share dividends............         --        --     --     (35,318)     (35,318)
   Accumulated other comprehensive
    income--foreign currency
    translation adjustments.............         --        --    (63)         --          (63)

                                                                                   ----------
   Comprehensive income attributable
    to Common Shares....................         --        --     --          --        4,368
   Sale of Common Shares................    405,082        --     --          --      405,267
   Common Shares issued under
    employee share purchase plan........     28,777   (27,345)    --          --        1,445
   Common Shares issued in 1997
    Merger, net of costs................     79,102        --     --          --       79,139
   Common Shares issued under
    dividend reinvestment and share
    purchase plans......................        429        --     --          --          429
   Limited partnership units converted
    to Common Shares....................      1,587        --     --          --        1,588
   Series B preferred shares converted
    to Common Shares....................      1,241        --     --          --           --
   Principal payments on employee
    share purchase notes................         --        64     --          --           64
   Retirements of employee share
    purchase notes......................       (100)       95     --          --           (5)
   Common Share distributions paid......         --        --     --     (81,498)     (81,498)
   Common Share distributions accrued...         --        --     --     (33,449)     (33,449)
                                         ----------  --------   ----   ---------   ----------
Balances at December 31, 1997...........  1,773,465   (27,186)   (63)   (205,661)   1,976,737
   Net earnings.........................         --        --     --     111,329      111,329
   Preferred share dividends............         --        --     --     (49,098)     (49,098)
   Accumulated other comprehensive
    income--foreign currency
    translation adjustments.............         --        --     86          --           86
                                         ----------  --------   ----   ---------   ----------
   Comprehensive income attributable
    to Common Shares....................         --        --     --          --       62,317
   Sale of Common Shares................    130,279        --     --          --      130,334
   Sale of preferred shares.............     (8,469)       --     --          --      241,531
   Common Shares issued under
    dividend reinvestment and share
    purchase plans......................        403        --     --          --          403

                                                             Series A    Series B    Series C    Series D    Series E
                                           Common Shares     Preferred   Preferred   Preferred   Preferred   Preferred
                                         -----------------   Shares at   Shares at   Shares at   Shares at   Shares at
                                         Number              Aggregate   Aggregate   Aggregate   Aggregate   Aggregate
                                           of       Par     Liquidation Liquidation Liquidation Liquidation Liquidation
                                         Shares    Value    Preference  Preference  Preference  Preference  Preference
                                         -------  --------  ----------- ----------- ----------- ----------- -----------
   Common Shares issued upon
    exercise of warrants................      12  $    0.1   $     --    $     --    $     --    $     --     $    --
   Limited partnership units
    converted to Common Shares..........      20       0.2         --          --          --          --          --
   Series B preferred shares converted
    to Common Shares....................     593       5.9         --     (11,568)         --          --          --
   Principal payments on employee
    share purchase notes................      --        --         --          --          --          --          --
   Retirements of employee share
    purchase notes......................     (85)     (0.8)        --          --          --          --          --
   Sale of options to unconsolidated
    entities............................      --        --         --          --          --          --          --
   Stock-based compensation.............      --        --         --          --          --          --          --
   Common Share distributions paid......      --        --         --          --          --          --          --
   Common Share distributions
    accrued.............................      --        --         --          --          --          --          --
                                         -------  --------   --------    --------    --------    --------     -------
Balances at December 31, 1998........... 123,416   1,234.2    135,000     188,440     100,000     250,000          --
   Net earnings.........................      --        --         --          --          --          --          --
   Preferred share dividends............      --        --         --          --          --          --          --
   Accumulated other comprehensive
    income--foreign currency
    translation adjustments.............      --        --         --          --          --          --          --
                                         -------  --------   --------    --------    --------    --------     -------
   Comprehensive income
    attributable to Common Shares.......      --        --         --          --          --          --          --
   Preferred and Common Shares
    issued in Meridian Merger...........  37,388     373.9         --          --          --          --      50,000
   Common Shares issued under
    dividend reinvestment and share
    purchase plans......................     344       3.4         --          --          --          --          --
   Limited partnership units
    converted to Common Shares..........      14       0.1         --          --          --          --          --
   Series B preferred shares converted
    to Common Shares....................     663       6.6         --     (12,922)         --          --          --
   Principal payments on employee
    share purchase notes................      --        --         --          --          --          --          --
   Sale of options to unconsolidated
    entities............................      --        --         --          --          --          --          --
   Stock-based compensation.............      --        --         --          --          --          --          --
   Common Share distributions paid......      --        --         --          --          --          --          --
   Common Share distributions
    accrued.............................      --        --         --          --          --          --          --
                                         -------  --------   --------    --------    --------    --------     -------
Balances at December 31, 1999........... 161,825  $1,618.2   $135,000    $175,518    $100,000    $250,000     $50,000
                                         =======  ========   ========    ========    ========    ========     =======

                                                               Accumu-
                                                                lated    Distri-
                                                     Employee   Other    butions
                                         Additional   Share    Compre-  In Excess      Total
                                          Paid-in    Purchase  hensive   of Net    Shareholders'
                                          Capital     Notes    Income   Earnings      Equity
                                         ----------  --------  -------  ---------  -------------
   Common Shares issued upon
    exercise of warrants................ $      118  $     --  $    --  $      --   $      118
   Limited partnership units
    converted to Common Shares..........        302        --       --         --          302
   Series B preferred shares converted
    to Common Shares....................     11,562        --       --         --           --
   Principal payments on employee
    share purchase notes................         --       143       --         --          143
   Retirements of employee share
    purchase notes......................     (2,039)    1,796       --         --         (244)
   Sale of options to unconsolidated
    entities............................      1,333        --       --         --        1,333
   Stock-based compensation.............        278        --       --         --          278
   Common Share distributions paid......         --        --       --   (117,601)    (117,601)
   Common Share distributions
    accrued.............................         --        --       --    (39,283)     (39,283)
                                         ----------  --------  -------  ---------   ----------
Balances at December 31, 1998...........  1,907,232   (25,247)      23   (300,314)   2,256,368
   Net earnings.........................         --        --       --    180,834      180,834
   Preferred share dividends............         --        --       --    (56,835)     (56,835)
   Accumulated other comprehensive
    income--foreign currency
    translation adjustments.............         --        --   (9,788)        --       (9,788)
                                         ----------  --------  -------  ---------   ----------
   Comprehensive income
    attributable to Common Shares.......         --        --       --         --      114,211
   Preferred and Common Shares
    issued in Meridian Merger...........    733,307        --       --         --      783,681
   Common Shares issued under
    dividend reinvestment and share
    purchase plans......................      6,327        --       --         --        6,331
   Limited partnership units
    converted to Common Shares..........        205        --       --         --          205
   Series B preferred shares converted
    to Common Shares....................     12,916        --       --         --           --
   Principal payments on employee
    share purchase notes................         --     2,341       --         --        2,341
   Sale of options to unconsolidated
    entities............................      1,226        --       --         --        1,226
   Stock-based compensation.............      2,137        --       --         --        2,137
   Common Share distributions paid......         --        --       --   (158,554)    (158,554)
   Common Share distributions
    accrued.............................         --        --       --    (54,210)     (54,210)
                                         ----------  --------  -------  ---------   ----------
Balances at December 31, 1999........... $2,663,350  $(22,906) $(9,765) $(389,079)  $2,953,736
                                         ==========  ========  =======  =========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 1999, 1998 and 1997
                                (In thousands)

                                                                                              1999         1998        1997
                                                                                           -----------  -----------  ---------
Operating activities:
   Net earnings........................................................................... $   180,834  $   111,329  $  39,749
   Minority interest share in earnings....................................................       4,979        4,681      3,560
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization........................................................     152,447      100,590     76,562
     Gain on disposition of real estate...................................................     (38,994)      (5,565)    (7,378)
     Straight-lined rents.................................................................      (9,889)      (6,756)    (5,435)
     Amortization of deferred loan costs..................................................       4,440        2,200      1,977
     Stock-based compensation.............................................................       1,657          278         --
     (Income) loss from unconsolidated entities...........................................     (20,948)      11,108       (570)
     Deferred income taxes................................................................          --        1,796         --
   Foreign currency exchange (gains) losses, net..........................................      11,344       (3,227)       348
   Foreign currency hedge (income) expense................................................          --       (2,054)     6,028
   Interest rate hedge expense............................................................         945       26,050         --
   Costs incurred in acquiring management companies from affiliate........................          --           --     75,376
   Increase in accounts receivable and other assets.......................................     (35,904)     (36,824)   (24,390)
   Increase in accounts payable, accrued expenses and other liabilities...................      20,654       35,390     25,508
   Increase (decrease) in amount due to affiliate.........................................        (174)        (743)     1,138
                                                                                           -----------  -----------  ---------
        Net cash provided by operating activities.........................................     271,391      238,253    192,473
                                                                                           -----------  -----------  ---------
Investing activities:
   Real estate investments................................................................    (452,161)    (695,764)  (601,577)
   Tenant improvements and lease commissions on previously leased space...................     (19,751)     (12,757)   (15,539)
   Recurring capital expenditures.........................................................     (28,114)      (8,038)    (5,523)
   Proceeds from dispositions of real estate..............................................     557,736      109,336    137,147
   Investments in and advances to unconsolidated entities.................................    (141,037)    (657,499)   (85,569)
   Cash acquired in Meridian Merger.......................................................      48,962           --         --
                                                                                           -----------  -----------  ---------
        Net cash used in investing activities.............................................     (34,365)  (1,264,722)  (571,061)
                                                                                           -----------  -----------  ---------
Financing activities:
   Proceeds from sale of shares, net of expenses..........................................          --      371,865    405,712
   Proceeds from exercised warrants, dividend reinvestment plan and share purchase plan...       6,331          521        429
   Repurchase of Common Shares............................................................          --         (244)        (5)
   Proceeds from secured financing transactions...........................................     466,075       66,000         --
   Proceeds from issuance of senior unsecured debt........................................     500,000      374,463    199,772
   Debt issuance and other transaction costs incurred.....................................     (58,248)      (5,848)    (3,171)
   Distributions paid on Common Shares (includes $11,132 paid to Meridian shareholders)...    (208,969)    (151,050)  (106,556)
   Distributions paid to minority interest holders........................................      (7,251)      (6,409)    (5,665)
   Preferred shares dividends paid (includes $729 paid to Meridian shareholders)..........     (56,835)     (49,098)   (35,318)
   Principal payments on senior unsecured notes...........................................     (12,500)     (15,000)        --
   Principal payments received on and retirements of employee share purchase notes........       2,341          143         64
   Payments on derivative financial instruments...........................................     (27,715)      (3,974)     1,894
   Payments to Meridian shareholders......................................................     (67,581)          --         --
   Proceeds from lines of credit and short-term borrowings................................   1,939,845    1,569,225    530,991
   Payments on lines of credit and short-term borrowings..................................  (2,335,445)  (1,074,925)  (569,591)
   Payment on line of credit assumed in Meridian Merger...................................    (328,400)          --         --
   Regularly scheduled principal payments on mortgage notes...............................      (6,560)      (5,658)    (4,925)
   Principal payments on mortgage notes at maturity and prepayments.......................     (35,916)      (5,411)   (14,804)
                                                                                           -----------  -----------  ---------
        Net cash (used in) provided by financing activities...............................    (230,828)   1,064,600    398,827
                                                                                           -----------  -----------  ---------
Net increase in cash and cash equivalents.................................................       6,198       38,131     20,239
Cash and cash equivalents, beginning of year..............................................      63,140       25,009      4,770
                                                                                           -----------  -----------  ---------
Cash and cash equivalents, end of year.................................................... $    69,338  $    63,140  $  25,009
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

                                                                    Year Ended
                                                                   December 31,
                                                                ------------------
                                                                  1999      1998
                                                                --------  --------
Rental income.................................................. $525,340  $464,034
Earnings from operations....................................... $170,681  $124,928
Earnings attributable to Common Shares before cumulative effect of accounting change......................................... $136,461  $ 78,847
Net earnings attributable to Common Shares..................... $135,021  $ 78,847
Weighted average Common Shares outstanding:
   Basic.......................................................  160,705   155,923
   Diluted.....................................................  161,044   156,680
Basic per share net earnings attributable to Common Shares
  before cumulative effect of accounting change................ $   0.85  $   0.51
Cumulative effect of accounting change.........................    (0.01)       --
                                                                --------  --------
Basic per share net earnings attributable to Common Shares..... $   0.84  $   0.51
                                                                ========  ========
Diluted per share net earnings attributable to Common Shares
  before cumulative effect of accounting change................ $   0.85  $   0.50
Cumulative effect of accounting change.........................    (0.01)       --
                                                                --------  --------
Diluted per share net earnings attributable to Common
  Shares....................................................... $   0.84  $   0.50
                                                                ========  ========

                                PROLOGIS TRUST

4. Real Estate

  Investments in Real Estate

   Real estate investments consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):

                                                      December 31,      December 31,
                                                          1999              1998
                                                      ------------      ------------
Operating facilities:
   Improved land.....................................  $  736,605(1)     $  517,803(1)
   Buildings and improvements........................   3,871,396(1)      2,731,203(1)
                                                       ----------        ----------
                                                        4,608,001         3,249,006
                                                       ----------        ----------
Facilities under development (including cost of land)     186,169(2)(3)     209,670(2)
Land held for development............................     163,696(4)        180,796(4)
Capitalized preacquisition costs.....................      17,085(5)         18,028(5)
                                                       ----------        ----------
       Total real estate.............................   4,974,951         3,657,500
Less accumulated depreciation........................     366,703           254,288
                                                       ----------        ----------
       Net real estate...............................  $4,608,248(6)     $3,403,212
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

  Operating Lease Agreements

   ProLogis leases its facilities to customers under agreements which are classified as operating leases. The leases generally provide for payment of all or a portion of utilities, property taxes and insurance by the tenant. As of December 31, 1999, minimum lease payments on leases with lease periods greater than one year are as follows (in thousands):

                         2000............... $  484,346
                         2001...............    406,946
                         2002...............    325,825
                         2003...............    244,484
                         2004...............    174,656
                         2005 and thereafter    544,468
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

5. Unconsolidated Entities:

   Investments in and advances to unconsolidated entities are as follows (in thousands):

                                                 December 31, December 31,
                                                     1999         1998
                                                 ------------ ------------
      Insight(1)................................   $  2,442     $  1,520
                                                   --------     --------
      ProLogis Logistics:
         Investment(2)(3).......................     40,210       13,241
         Note receivable........................    130,135      128,634
         Accrued interest and other receivables.     22,262        9,146
                                                   --------     --------
                                                    192,607      151,021
                                                   --------     --------
      Frigoscandia S.A.:
         Investment(2)..........................    (17,396)       2,900
         Notes receivable.......................    209,314      206,667
         Accrued interest and other receivables.     22,090       11,998
                                                   --------     --------
                                                    214,008      221,565
                                                   --------     --------
      Kingspark S.A.:
         Investment(2)..........................     23,584       22,413
         Notes receivable.......................    197,611      146,135
         Mortgage notes receivable..............    140,668       52,371
         Accrued interest and other receivables.     19,908        3,850
                                                   --------     --------
                                                    381,771      224,769
                                                   --------     --------
      ProLogis California:
         Investment(4)..........................    121,325           --
         Other receivable.......................      3,235           --
                                                   --------     --------
                                                    124,560           --
                                                   --------     --------
      ProLogis European Properties Fund:
         Investment(5)..........................     32,800           --
         Other payables.........................     (7,824)          --
                                                   --------     --------
                                                     24,976           --
                                                   --------     --------
      Garonor Holdings (6):
         Investment(2)..........................         --        5,508
         Note receivable........................         --      129,395
         Accrued interest receivable............         --           85
                                                   --------     --------
                                                         --      134,988
                                                   --------     --------
             Total..............................   $940,364     $733,863
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

                                PROLOGIS TRUST

   ProLogis' investment in ProLogis California as of December 31, 1999 consisted of (in millions):

Equity interest, net of distributions................................... $143.1
Adjustment to carrying value(1).........................................  (26.0)
ProLogis' share of ProLogis California's earnings, excluding fees earned    2.9
Other, including acquisition costs......................................    1.3
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

   ProLogis' investment in the ProLogis European Properties Fund as of December 31, 1999 consisted of (in millions of U.S. dollars):

Equity interest............................................................... $38.4
Adjustment to carrying value(1)...............................................  (6.7)
ProLogis' share of the ProLogis European Properties Fund's earnings, excluding
  fees earned.................................................................   0.5
Other acquisition costs.......................................................   0.6
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

                                                                         ProLogis
                     ProLogis                                            European
                     Logistics Frigoscandia   Kingspark     ProLogis    Properties
                      (1)(2)     S.A.(1)       S.A.(1)    California(3)  Fund(4)
                     --------- ------------   ---------   ------------- ----------
Total assets........  $351.8      $558.0       $443.7        $563.5       $333.9(5)
Total liabilities(6)  $340.4      $580.6       $417.6        $271.9       $110.1
Minority interest...  $   --      $  1.3       $   --        $   --       $   --
Equity..............  $ 11.4      $(23.9)      $ 26.1        $291.6       $223.8
Revenues............  $276.0      $426.0       $ 37.4(7)     $ 20.2       $  6.2
Adjusted EBITDA(8)..  $ 34.9      $ 49.8       $ 30.5        $ 16.8       $  3.0
Net earnings
  (loss)(9)(10).....  $ (2.7)     $(14.7)(11)  $  4.6(12)    $  5.4       $  2.5(13)

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

                                PROLOGIS TRUST

   A summary of ProLogis' unsecured lines of credit borrowings is as follows (dollar amounts in thousands):

                                                         Year Ended December 31,
                                                      ----------------------------
                                                        1999      1998      1997
                                                      --------  --------  --------
Weighted average daily interest rate.................     6.13%     6.46%     6.75%
Borrowings outstanding as of December 31............. $ 98,700  $344,300  $     --
Weighted average daily borrowings.................... $232,821  $174,901  $ 56,938
Maximum borrowings outstanding at any month end...... $440,100  $344,300  $143,800
Total borrowing capacity on all lines of credit as of
  December 31........................................ $902,340  $375,000  $375,000

  Senior Unsecured Notes

   ProLogis has issued senior unsecured notes and medium-term unsecured notes that bear interest at fixed rates, payable semi-annually (the "Notes"). The Notes are summarized as follows (in thousands of dollars):

                                                     Principal
                                                    Outstanding
                                                         at       Principal
                         Original   Coupon Maturity December 31,   Payment
    Date of Issuance     Principal   Rate    Date     1999(1)    Requirement
    ----------------     ---------- ------ -------- ------------ -----------
    May 16, 1995........ $   17,500 7.250% 05/15/00  $   17,494       (2)
    May 16, 1995........     17,500 7.300% 05/15/01      17,477       (2)
    May 17, 1996........     50,000 7.250% 05/15/02      37,486       (3)
    October 9, 1998.....    125,000 7.000% 10/01/03     125,000       (2)
    April 26, 1999......    250,000 6.700% 04/15/04     249,604       (2)
    July 20, 1998.......    250,000 7.050% 07/15/06     249,555       (2)
    November 20, 1997(4)    135,000 7.250% 11/20/07     134,023       (2)
    April 26, 1999......    250,000 7.100% 04/15/08     249,932       (2)
    May 17, 1996........    100,000 7.950% 05/15/08      99,876       (5)
    March 2, 1995.......    150,000 8.720% 03/01/09     150,000       (6)
    May 16, 1995........     75,000 7.875% 05/15/09      74,757       (7)
    November 20, 1997(4)     25,000 7.300% 11/20/09      24,771       (2)
    February 4, 1997....    100,000 7.810% 02/01/15     100,000       (8)
    March 2, 1995.......     50,000 9.340% 03/01/15      50,000       (9)
    May 17, 1996........     50,000 8.650% 05/15/16      49,870      (10)
    July 11, 1997.......    100,000 7.625% 07/01/17      99,785       (2)
                         ----------                  ----------
                         $1,745,000                  $1,729,630
                         ==========                  ==========

--------
 (1) Amounts are net of applicable unamortized original issue discount.
 (2) Principal due at maturity.
 (3) Annual principal payments of $12.5 million from 5/15/00 to 5/15/02.
 (4) Senior unsecured notes assumed by ProLogis in March 1999 in connection with the Meridian Merger. See Note 3.
 (5) Annual principal payments of $25.0 million from 5/15/05 to 5/15/08.
 (6) Annual principal payments of $18.75 million from 3/1/02 to 3/1/09.
 (7) Annual principal payments of $9.375 million from 5/15/02 to 5/15/09.
 (8) Annual principal payments ranging from $10.0 million to $20.0 million from 2/1/10 to 2/1/15.

                                PROLOGIS TRUST

 (9) Annual principal payments ranging from $5.0 million to $12.5 million from 3/1/10 to 3/1/15.
(10) Annual principal payments ranging from $5.0 million to $12.5 million from 5/15/10 to 5/15/16.

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

  Mortgage Notes, Assessment Bonds and Securitized Debt

   Mortgage notes, assessment bonds and securitized debt consisted of the following as of December 31, 1999 (in thousands):

                                                                                   Balloon
                                                                Periodic           Payment
                                            Interest   Maturity Payment  Principal  Due at
Description                                 Rate(1)      Date     Date    Balance  Maturity
-----------                                 --------   -------- -------- --------- --------
Mortgage notes:
   Platte Valley Industrial Center #1......   9.750%   03/01/00    (2)   $    264  $    256
   West One Business Center #1.............   8.250    09/01/00    (2)      4,327     4,252
   Tampa West Distribution Center #20......   9.125    11/30/00    (3)         52        --
   Rio Grande Industrial Center #1.........   8.875    09/01/01    (2)      2,878     2,544
   Titusville Industrial Center #1.........  10.000    09/01/01    (2)      4,494     4,181
   Prudential Insurance(4).................   8.590    04/01/03    (2)     26,078    23,505
   Sullivan 75 Distribution Center #1......   9.960    04/01/04    (2)      1,793     1,663
   Charter American Mortgage(4)............   8.750    08/01/04    (2)      7,180     5,819
   West One Business Center #3.............   9.000    09/01/04    (2)      4,318     3,847
   Raines Distribution Center..............   9.500    01/01/05    (2)      5,259     4,402
   Prudential Insurance(4)(5)..............   6.850    03/01/05    (6)     53,111    48,850
   Consulate Distribution Center #300(5)...   6.970    02/01/06    (2)      3,740       367
   Plano Distribution Center #7(5).........   7.020    04/15/06    (2)      3,785     3,200
   Societe Generale(4)(7)..................   4.790(8) 12/29/06    (2)     14,041     5,307
   Societe Generale(4)(7)..................   4.800(9) 12/29/06    (2)    115,769    78,235
   Connecticut General Life Insurance(4)...   7.080    03/01/07    (2)    148,757   134,431
   Vista Del Sol Industrial Center #1 & 2..   9.680    08/01/07    (3)      3,446        --
   Credit Lyonnais(4)(7)...................   8.600    07/21/08    (3)     12,921        --
   State Farm Insurance(4)(5)..............   7.100    11/01/08    (2)     15,467    13,698
   Placid Street Distribution Center #1(5).   7.180    12/01/09    (2)      7,829     5,142

                                PROLOGIS TRUST

                                                                               Balloon
                                                            Periodic           Payment
                                          Interest Maturity Payment  Principal  Due at
Description                               Rate(1)    Date     Date    Balance  Maturity
-----------                               -------- -------- -------- --------- --------
   Earth City Industrial Center #4.......   8.500% 07/01/10    (3)   $  1,933  $     --
   GMAC Commercial Mortgage(4)...........   7.750  10/01/10    (3)      7,974        --
   Executive Park Distribution Center #3.   8.190  03/01/11    (3)      1,053        --
   Cameron Business Center #1(5).........   7.230  07/01/11    (2)      6,162     4,028
   Platte Valley Industrial Center #9....   8.100  04/01/17    (3)      3,248        --
   Platte Valley Industrial Center #4....  10.100  11/01/21    (3)      2,034        --
   Morgan Guaranty Trust(4)..............   7.584  04/01/24   (10)    200,000   127,187
                                                                     --------
                                                                     $657,913
                                                                     ========
Assessment bonds:
   City of Wilsonville...................   6.820% 08/19/04    (3)   $    111        --
   City of Kent..........................   5.500  05/01/05    (3)         16        --
   City of Kent..........................   7.850  06/20/05    (3)         84        --
   City of Portland......................   8.330  11/17/07    (3)          6        --
   City of Kent..........................   7.980  05/20/09    (3)         64        --
   City of Fremont.......................   7.000  03/01/11    (3)      9,348        --
   City of Las Vegas.....................   8.750  10/01/13    (3)        720        --
   City of Kent..........................   6.210  01/15/15    (3)         75        --
   City of Portland......................   7.250  11/07/15    (3)         86        --
   City of Portland......................   7.250  09/15/16    (3)        211        --
                                                                     --------
                                                                     $ 10,721
                                                                     ========
Securitized debt:
   Tranche A.............................   7.740% 02/01/04    (2)   $ 18,995  $ 15,214
   Tranche B.............................   9.940  02/01/04    (2)      7,957     7,215
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

  Long-Term Debt Maturities

   Approximate principal payments due on senior unsecured notes, other unsecured debt, mortgage notes, assessment bonds and securitized debt during each of the years in the five-year period ending December 31, 2004 and thereafter are as follows (in thousands):

                  2000............................ $   43,455
                  2001............................     53,027
                  2002............................     64,767
                  2003............................    202,429
                  2004............................    336,520
                  2005 and thereafter.............  1,758,780
                                                   ----------
                         Total principal due......  2,458,978
                  Less: Original issue discount...     (2,870)
                                                   ----------
                         Total carrying value..... $2,456,108
                                                   ==========

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

   ProLogis' preferred shares are summarized as follows:

                                                           Equivalent
                  Number of Shares    Stated                Based on      Optional
                  Outstanding as of Liquidation Dividend   Liquidation   Redemption
                  December 31, 1999 Preference    Rate     Preference     Date(1)
                  ----------------- ----------- -------- --------------- ----------
   Series A......     5,400,000       $25.00      9.40%  $2.35 per share  06/21/00
   Series B(2)...     7,020,703       $25.00      7.00%  $1.75 per share  02/21/01
   Series C......     2,000,000       $50.00      8.54%  $4.27 per share  11/13/26
   Series D......    10,000,000       $25.00      7.92%  $1.98 per share  04/13/03
   Series E......     2,000,000       $25.00      8.75%  $2.19 per share  06/30/03

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

9. Distributions and Dividends:

  Common Distributions

   ProLogis' annual distribution per Common Share was $1.30 in 1999, $1.24 in 1998 and $1.07 in 1997. For Federal income tax purposes, the following summarizes the taxability of cash distributions paid on Common Shares in 1998 and 1997 and the estimated taxability for 1999:

                                             Year Ended
                                            December 31,
                                          -----------------
                                          1999  1998  1997
                                          ----- ----- -----
                    Per Common Share:
                       Ordinary income... $0.84 $1.12 $1.07
                       Capital gains.....  0.35    --    --
                       Return of capital.  0.11  0.12    --
                                          ----- ----- -----
                           Total......... $1.30 $1.24 $1.07
                                          ===== ===== =====

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

                                PROLOGIS TRUST

  Preferred Dividends

   The annual dividends per preferred share are as follows:

                                         Year Ended December 31,
                                       ---------------------------
                                       1999(1)   1998(2)   1997(2)
                                       -------   -------   -------
                      Series A........  $2.35     $2.35     $2.35
                      Series B........   1.75      1.75      1.75
                      Series C........   4.27      4.27      4.27
                      Series D........   1.98      1.42(3)     --
                      Series E........   1.64(4)     --        --

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

11. Earnings Per Common Share:

   A reconciliation of the denominator used to calculate basic earnings per Common Share to the denominator used to calculate diluted earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:

                                                     Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
 Net earnings attributable to Common Shares........ $123,999 $ 62,231 $  4,431
                                                    ======== ======== ========
 Weighted average Common Shares outstanding--
   Basic...........................................  152,412  121,721  100,729
 Incremental effect of common stock equivalents and
   contingently issuable shares (see Note 8).......      327      307      140
                                                    -------- -------- --------
 Adjusted weighted average Common Shares
   outstanding--Diluted............................  152,739  122,028  100,869
                                                    ======== ======== ========
 Per share net earnings attributable to Common
 Shares:
    Basic.......................................... $   0.81 $   0.51 $   0.04
                                                    ======== ======== ========
    Diluted........................................ $   0.81 $   0.51 $   0.04
                                                    ======== ======== ========

   For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities were not included in the calculation of diluted net earnings per Common Share as the effect, on an as-converted basis, was antidilutive (in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                  1999    1998    1997
                                                 -----   ------  ------
               Series B preferred shares........ 9,221   10,055  10,319
                                                 =====   ======  ======
               Limited partnership units........ 5,461    5,070   5,190
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

                                PROLOGIS TRUST

  Stock Options

   ProLogis has granted stock options under the Incentive Plan and the Outside Trustees Plan. Stock options outstanding as of December 31, 1999 are as follows:

                                                                         Weighted
                                                                          Average
                                Number of                     Expiration Remaining
                                 Options   Exercise Price(1)     Date      Life
                                --------- ------------------- ---------- ---------
Outside Trustees Plan(2).......    65,000 $   16.00-$   25.00 2000-2009  6.1 years
Employee stock purchase plan(3) 2,244,586           $21.21875      2007  7.5 years
Stock option plan(2)(3):
   1997 awards.................   285,321 $21.21875-$23.96875      2007  7.7 years
   1998 awards................. 1,397,879 $ 20.9375-$  24.625      2008  8.7 years
   1999 awards................. 1,459,753 $ 17.1875-$19.71875      2009  9.7 years
Meridian options(4)............ 1,025,850 $  15.125-$ 23.9375      2004  4.2 years
Options sold to unconsolidated
  entities(2)..................   984,819 $  18.625-$ 24.5625 2008-2009  9.2 years
                                ---------
       Total................... 7,463,208
                                =========

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

                                                         Weighted
                                                         Average   Number of
                                              Number of  Exercise   Options
                                               Options    Price   Exercisable
                                              ---------  -------- -----------
   Balance at December 31, 1996..............    18,000   $16.56      18,000
      Granted................................ 3,097,012    21.24     710,473
      Exercised..............................        --       --          --
      Forfeited..............................   (11,721)   21.22          --
                                              ---------   ------   ---------
   Balance at December 31, 1997.............. 3,103,291    21.21     728,473
      Granted/Sold........................... 2,011,392    21.17     504,513
      Exercised..............................        --       --          --
      Forfeited..............................  (251,473)   21.22          --
                                              ---------   ------   ---------
   Balance at December 31, 1998.............. 4,863,210    21.19   1,232,986
      Granted/Sold........................... 2,066,133    20.41          --
      Issued in Meridian Merger (see Note 3). 1,025,850    20.13   1,025,850
      Exercised..............................    (4,000)   15.50      (4,000)
      Forfeited..............................  (487,985)   21.02          --

                                              ---------   ------   ---------
   Balance at December 31, 1999.............. 7,463,208   $20.37   2,254,836
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

                                                     Year ended December 31,
                                                     -----------------------
                                                       1999    1998    1997
                                                     -------- ------- ------
    Net earnings attributable to Common Shares:
       As reported.................................. $123,999 $62,231 $4,431
       Pro forma....................................  121,767  60,805  4,016
    Basic and diluted net earnings per Common Share:
       As reported.................................. $   0.81 $  0.51 $ 0.04
       Pro forma....................................     0.80    0.50   0.04

   Since stock options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of that to be expected in future years.

   The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                           Year ended December 31,
                                     ----------------------------------
                                        1999        1998        1997
                                     ----------  ----------  ----------
        Risk-free interest rate.....       6.58%       4.74%       6.35%
        Forecasted dividend yield...       6.10%       7.36%       7.36%
        Volatility..................      23.01%      27.37%      19.20%
        Weighted average option life 6.25 years  6.75 years  6.75 years

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

                                PROLOGIS TRUST

14. Selected Quarterly Financial Data (Unaudited):

   Selected quarterly financial data (in thousands, except for per share amounts) for 1999 and 1998 is as follows:

                                                                                    Three Months Ended,
                                                                  -------------------------------------------------------
                                                                  March 31, June 30,  September 30, December 31,  Total
                                                                  --------- --------  ------------- ------------ --------
1999:
   Rental income.................................................  $97,161  $131,251    $135,503      $127,911   $491,826
                                                                   =======  ========    ========      ========   ========
   Earnings from operations......................................  $25,046  $ 33,290    $ 58,674      $ 49,539   $166,549
   Minority interest share in earnings...........................    1,169     1,434       1,139         1,237      4,979
   Gain on disposition of real estate............................      715        --      25,643        12,636     38,994
   Foreign currency exchange gains (losses), net.................   (8,283)   (4,012)      5,830       (10,353)   (16,818)
   Income tax expense (benefit)..................................      374       585         534           (21)     1,472
                                                                   -------  --------    --------      --------   --------
   Earnings before cumulative effect in accounting change........   15,935    27,259      88,474        50,606    182,274
   Cumulative effect of accounting change........................    1,440        --          --            --      1,440
                                                                   -------  --------    --------      --------   --------
   Net earnings..................................................   14,495    27,259      88,474        50,606    180,834
   Less preferred share dividends................................   13,445    14,493      14,453        14,444     56,835
                                                                   -------  --------    --------      --------   --------
   Net earnings attributable to Common Shares....................  $ 1,050  $ 12,766    $ 74,021      $ 36,162   $123,999
                                                                   =======  ========    ========      ========   ========
Per Common Share:
     Basic earnings attributable to Common Shares before
       cumulative effect of accounting change....................  $  0.02  $   0.08    $   0.46      $   0.22   $   0.82
     Cumulative effect of accounting change......................    (0.01)       --          --            --      (0.01)
                                                                   -------  --------    --------      --------   --------
     Basic net earnings attributable to Common Shares............  $  0.01  $   0.08    $   0.46      $   0.22       0.81
                                                                   -------  --------    --------      --------   --------
     Diluted earnings attributable to Common Shares before
       cumulative effect of accounting change....................  $  0.02  $   0.08    $   0.44      $   0.22   $   0.82
     Cumulative effect of accounting change......................    (0.01)       --          --            --      (0.01)
                                                                   -------  --------    --------      --------   --------
      Diluted net earnings attributable to Common Shares.........  $  0.01  $   0.08    $   0.44      $   0.22   $   0.81
                                                                   =======  ========    ========      ========   ========
1998:
   Rental income.................................................  $78,565  $ 84,353    $ 88,687      $ 93,441   $345,046
                                                                   =======  ========    ========      ========   ========
   Earnings from operations......................................  $34,041  $ 35,143    $  3,132      $ 35,301   $107,617
   Minority interest share in earnings...........................      979     1,075       1,047         1,580      4,681
   Gain on disposition of real estate............................    2,066     2,212          --         1,287      5,565
   Foreign currency exchange gains (losses), net.................    1,607       453       3,277          (345)     4,992
   Income tax expense............................................      190         7           2         1,965      2,164
                                                                   -------  --------    --------      --------   --------
   Net earnings..................................................   36,545    36,726       5,360        32,698    111,329
   Less preferred share dividends................................    8,799    13,075      13,669        13,555     49,098
                                                                   -------  --------    --------      --------   --------
   Net earnings (loss) attributable to Common Shares.............  $27,746  $ 23,651    $ (8,309)     $ 19,143   $ 62,231
                                                                   =======  ========    ========      ========   ========
   Per Common Share:.............................................
     Basic net earnings (loss) attributable to Common Shares.....  $  0.24      0.19    $  (0.07)     $   0.16   $   0.51
                                                                   =======  ========    ========      ========   ========
      Diluted net earnings (loss) attributable to Common
       Shares....................................................  $  0.23  $   0.19    $  (0.07)     $   0.16   $   0.51
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

                                PROLOGIS TRUST

   The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):

                                                          December 31,
                                          --------------------------------------------
                                                  1999                   1998
                                          --------------------- ----------------------
                                           Carrying              Carrying
                                            Amount   Fair Value   Amount    Fair Value
                                          ---------- ---------- ----------  ----------
Balance sheet financial instruments:
   Senior unsecured debt................. $1,729,630 $1,656,445 $1,083,641  $1,108,692
   Secured debt (fixed rate debt)........ $  565,776 $  547,428 $  227,804  $  232,809
Derivative financial instruments:
   Interest rate contracts............... $       -- $       -- $  (26,050) $  (26,050)
   Foreign currency put option contracts. $      628 $      628 $       --  $       --
   Interest rate swap agreements......... $       -- $    7,998 $       --  $       --

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

   The following table summarizes the activity in derivative financial instruments for the years ended December 31, 1999 and 1998 (in millions):

                                           Interest    Interest     Foreign
                                             Rate     Rate Swap   Currency Put
                                           Contracts  Agreements  Options (1)
                                           ---------  ----------  ------------
  Notional amounts as of December 31, 1997  $ 75.0(2)   $ 75.0(2)    $  --
  New contracts...........................      --          --          --
  Matured or expired contracts............      --          --          --
  Terminated contracts....................      --          --          --
                                            ------      ------       -----
  Notional amounts as of December 31, 1998    75.0      $ 75.0          --
                                            ------      ------       -----
  New contracts...........................      --       169.9(3)     27.1
  Matured or expired contracts............      --          --        (3.9)
  Terminated contracts....................   (75.0)      (75.0)         --
                                            ------      ------       -----
  Notional amounts as of December 31, 1999  $   --      $169.9       $23.2
                                            ======      ======       =====

                                PROLOGIS TRUST

--------
(1) ProLogis entered into foreign currency put option contracts during 1999 related to its operations in Europe. The notional amount as of December 31, 1999 represents the U.S. dollar equivalent related to the put option contracts with notional amounts of 23.0 million euros. The outstanding contracts do not qualify for hedge accounting treatment and were marked to market as of December 31, 1999. ProLogis recognized an aggregate expense of $92,000 on the put option contracts including the mark to market adjustment of $47,000. The put option contracts provide ProLogis with the option to exchange euros for U.S. dollars at a fixed exchange rate such that if the euro were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses.
(2) In October 1997, in anticipation of debt offerings in 1998, ProLogis entered into two interest rate protection agreements which were renewed past the original termination dates. These agreements were entered into by ProLogis to fix the interest rate on anticipated financings.
   During the third quarter of 1998, ProLogis determined that the interest rate protection agreements would no longer qualify for hedge accounting treatment under GAAP based upon the following:
   . Due to changing conditions in the public debt markets, it was no longer considered probable that ProLogis would complete the anticipated 1998 longer term debt offerings that prompted ProLogis to enter into these interest rate protection agreements in 1997 (i.e., ProLogis would not be exposed to the interest rate risk that these instruments were intended to hedge); and
   . ProLogis determined, through internal analysis and through communications with independent third parties, that a high degree of correlation no longer existed between changes in the market values of these interest rate protection agreements and the "market values" of the anticipated debt offerings (i.e., the interest rate at which the debt could be issued by ProLogis under existing market conditions).
   Accordingly, ProLogis began marking these agreements to market as of September 30, 1998. For 1998, ProLogis recognized a non-cash expense of $26.1 million. These agreements were terminated in February 1999 at a cost of $27.0 million and were used to set the interest rate associated with the $200.0 million secured financing transaction with MGT that was completed in March 1999.
(3)ProLogis has interest rate swap agreements related to variable rate mortgage notes and other unsecured debt in the currency equivalent of approximately $169.9 million as of December 31, 1999. The swap agreements have a combined notional amount of 1.1 billion French francs and fix the Euribor rate at 3.62% through December 2003 on a notional amount in the currency equivalent of approximately $30.9 million, at 3.60% through January 2004 on a notional amount in the currency equivalent of approximately $118.9 million and at 3.59% through January 2004 on a notional amount in the currency equivalent of approximately $20.1 million. In December 1999, a principal paydown was made on the underlying debt resulting in a notional amount of the swap agreements in excess of the principal balances. Consequently, swap agreements with a notional amount in the currency equivalent of approximately $26.2 million were cancelled in January 2000 at a gain to ProLogis in the currency equivalent of approximately $1.4 million. ProLogis contributed 50.1% of the common stock of the wholly owned entity that holds the debt related to the swap agreements to the ProLogis European Properties Fund on January 7, 2000. ProLogis is committed to contributing the remaining 49.9% of the common stock to the ProLogis European Properties Fund in January 2001. See Note 5.

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

                                                                          Year Ended December 31,
                                                                       ----------------------------
                                                                         1999      1998      1997
                                                                       --------  --------  --------
Income:
   Property operations:
       United States(1)............................................... $457,592  $333,494  $283,909
       Mexico.........................................................   10,503     3,499       624
       Europe(2)......................................................   16,045     8,059        --
                                                                       --------  --------  --------
          Total property operations segment...........................  484,140   345,052   284,533
                                                                       --------  --------  --------
   Corporate distribution facilities services business:
       United States..................................................   28,783    17,441    12,374
       Mexico.........................................................       --       133       (83)
       Europe(3)(4)...................................................   41,673     2,915        --
                                                                       --------  --------  --------
          Total corporate distribution facilities services
            business segment..........................................   70,456    20,489    12,291
                                                                       --------  --------  --------
   Temperature-controlled distribution operations:
       North America(5)...............................................   10,791     7,349     3,278
       Europe(6)......................................................   (4,364)   (7,535)       --
                                                                       --------  --------  --------
          Total temperature-controlled distribution operations
            segment...................................................    6,427      (186)    3,278
                                                                       --------  --------  --------
   Reconciling items:
       Interest income................................................    6,369     2,752     2,392
                                                                       --------  --------  --------
          Total income................................................ $567,392  $368,107  $302,494
                                                                       ========  ========  ========
Net operating income:
   Property operations:
       United States(1)............................................... $424,633  $306,920  $256,953
       Mexico.........................................................   10,569     3,302       572
       Europe(2)......................................................   15,437     7,710        --
                                                                       --------  --------  --------
          Total property operations segment...........................  450,639   317,932   257,525
                                                                       --------  --------  --------
   Corporate distribution facilities services business:
       United States..................................................   28,783    17,441    12,374
       Mexico.........................................................       --       133       (83)
       Europe(3)(4)...................................................   41,673     2,915        --
                                                                       --------  --------  --------
          Total corporate distribution facilities services
            business segment..........................................   70,456    20,489    12,291
                                                                       --------  --------  --------
   Temperature-controlled distribution operations:
       North America(5)...............................................   10,791     7,349     3,278
       Europe(6)......................................................   (4,364)   (7,535)       --
                                                                       --------  --------  --------
          Total temperature-controlled distribution operations
            segment...................................................    6,427      (186)    3,278
                                                                       --------  --------  --------

                                PROLOGIS TRUST

                                                                                  Year Ended December 31,
                                                                            ----------------------------------
                                                                               1999        1998        1997
                                                                            ----------  ----------  ----------
Reconciling items:
       Interest income.....................................................      6,369       2,752       2,392
       General and administrative expense..................................    (38,284)    (22,893)     (6,770)
       REIT management fee paid to affiliate...............................         --          --     (17,791)
       Depreciation and amortization.......................................   (152,447)   (100,590)    (76,562)
       Interest expense....................................................   (170,746)    (77,650)    (52,704)
       Interest rate hedge expense.........................................       (945)    (26,050)         --
       Costs incurred in acquiring management companies....................         --          --     (75,376)
       Other expenses......................................................     (4,920)     (6,187)     (3,891)
                                                                            ----------  ----------  ----------
          Total reconciling items..........................................   (360,973)   (230,618)   (230,702)
                                                                            ----------  ----------  ----------
          Earnings from operations......................................... $  166,549  $  107,617  $   42,392
                                                                            ==========  ==========  ==========
Assets:
   Property operations:
       United States(7).................................................... $4,017,702  $3,073,248  $2,787,118
       Mexico..............................................................    154,701      74,494      27,828
       Europe(7)...........................................................    387,362     309,639          --
                                                                            ----------  ----------  ----------
          Total property operations segment................................  4,559,765   3,457,381   2,814,946
                                                                            ----------  ----------  ----------
   Corporate distribution facilities services business:
       United States.......................................................    212,530     149,521      86,415
       Mexico..............................................................     36,801      16,465       3,522
       Europe(7)...........................................................    432,455     224,769          --
                                                                            ----------  ----------  ----------
          Total corporate distribution facilities services business
            segment........................................................    681,786     390,755      89,937
                                                                            ----------  ----------  ----------
   Temperature controlled distribution operations:
       North America(7)....................................................    192,607     151,021      85,639
       Europe(7)...........................................................    214,008     221,566          --
                                                                            ----------  ----------  ----------
          Total temperature controlled distribution operations
            segment........................................................    406,615     372,587      85,639
                                                                            ----------  ----------  ----------
   Reconciling items:
       Cash................................................................     69,338      63,140      25,009
       Accounts and notes receivable.......................................     31,084       1,313         167
       Other assets........................................................     99,452      45,553      18,255
                                                                            ----------  ----------  ----------
          Total reconciling items..........................................    199,874     110,006      43,431
                                                                            ----------  ----------  ----------
          Total assets..................................................... $5,848,040  $4,330,729  $3,033,953
                                                                            ==========  ==========  ==========

--------
(1) Includes an amount recognized under the equity method related to ProLogis' investment in ProLogis California in 1999 in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 5 for summarized financial information of ProLogis California.
(2) Includes amounts recognized under the equity method related to ProLogis' investments in Garonor Holdings in 1999 and 1998 (including a $13.0 million net foreign currency exchange loss in 1999) and in the ProLogis European Properties Fund in 1999 (including a net foreign currency exchange gain of $0.3 million), in addition to the operations of ProLogis that are reported on a consolidated basis. See Note 5 for

                                PROLOGIS TRUST
   summarized financial information of the ProLogis European Properties Fund and Note 2 for a discussion of Garonor Holdings.
(3) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. in 1999 and 1998 (including $1.5 million and $0.9 million of net foreign currency exchange losses in 1999 and 1998, respectively. See Note 5 for summarized financial information of Kingspark S.A.
(4) In 1999, includes $17.3 million of net gain recognized by ProLogis related to the disposition of facilities to the ProLogis European Properties Fund. Also, in 1999, includes $4.5 million of net gain recognized under the equity method related to ProLogis Kingspark's disposition of facilities to the ProLogis European Properties Fund.
(5) Represents amounts recognized under the equity method related to ProLogis' investment in ProLogis Logistics in each year. See Note 5 for summarized financial information of ProLogis Logistics.
(6) Represents amounts recognized under the equity method related to ProLogis' investment in Frigoscandia S.A. in 1999 and 1998 (including $1.3 million and $11.4 million of net foreign currency exchange losses in 1999 and 1998, respectively). See Note 5 for summarized financial information of Frigoscandia S.A.
(7) Amounts include investments in unconsolidated entities accounted for under the equity method. See footnotes (2), (3), (4) and (5) above. See also Note 5 for summarized financial information of the unconsolidated entities as of and for the year ended December 31, 1999.

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

                                          ARTHUR ANDERSEN, LLP

Chicago, Illinois
March 21, 2000

                                PROLOGIS TRUST

            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                (In thousands)

                                                                                 Costs    Gross Amounts At Which Carried
                                                     Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                     ------------------------ Subsequent  ------------------------------
                                      No. of Encum--             Building &       To                  Building &    Total
Description                           Bldgs. brances   Land     Improve-ments Acquisition   Land     Improve-ments  (a,b)
-----------                           ------ -------  -------   ------------- ----------- -------    ------------- -------
Operating Properties

Atlanta, Georgia
 Atlanta Airport Distribution Center.    6           $ 3,437       $    --      $14,658   $ 5,188       $12,907    $18,095
 Atlanta NE at Sugarloaf.............    4             2,453            --       16,227     3,613        15,067     18,680
 Atlanta NE Distribution Center......    8     (d)     5,582         3,047       24,237     6,276        26,590     32,866
 Atlanta West Distribution Center....   20             6,771        34,785       11,852     6,776        46,632     53,408
 Carter-Pacific Business Center......    3               556         3,151          744       556         3,895      4,451
 Cedars Distribution Center..........    2             2,915        16,516          157     2,915        16,673     19,588
 Cobb Place Distribution Center......    2             1,579            --        7,862     2,096         7,345      9,441
 International Airport Industrial
   Center............................    9     (e)     2,939        14,146        5,056     2,972        19,169     22,141
 LaGrange Distribution Center........    1               174           986          128       174         1,114      1,288
 McLarinn Distribution Center........    1             3,038        17,217           26     3,038        17,243     20,281
 Northeast Industrial Center.........    4             1,109         6,283          191     1,050         6,533      7,583
 Northmont Industrial Center.........    1               566         3,209          219       566         3,428      3,994
 Oakcliff Industrial Center..........    3               608         3,446          429       608         3,875      4,483
 Olympic Industrial Center...........    2               698         3,956        1,632       757         5,529      6,286
 Peachtree Commerce Business
   Center............................    4     (e)       707         4,004          756       707         4,760      5,467
 Peachtree Distribution Center.......    1               302         1,709           48       302         1,757      2,059
 Piedmont Court Distribution Center..    2               885         5,013        1,064       885         6,077      6,962
 Plaza Industrial Center.............    1                66           372           86        66           458        524
 Pleasantdale Industrial Center......    2               541         3,184          438       541         3,622      4,163
 Riverside Distribution Center.......    4             3,063        15,821        2,979     3,086        18,777     21,863
 Sullivan 75 Distribution Center         3     (f)       728         4,123        1,389       728         5,512      6,240
 Tradeport Distribution Center.......    3             1,464         4,563        5,509     1,479        10,057     11,536
 Weaver Distribution Center..........    2               935         5,182          618       935         5,800      6,735
 Westfork Industrial Center..........   10             2,483        14,115          918     2,483        15,033     17,516
 Zip Industrial Center...............    4               533         3,023            9       485         3,080      3,565

Austin, Texas
 Corridor Park Corporate Center......    6             2,109         1,681       12,883     2,113        14,560     16,673
 Montopolis Distribution Center......    1               580         3,384          669       580         4,053      4,633
 Rutland Distribution Center.........    2               460         2,617          248       462         2,863      3,325
 Southpark Corporate Center..........    7             1,946            --       15,051     1,946        15,051     16,997
 Walnut Creek Corporate Center.......   17             3,626         5,649       26,145     3,685        31,735     35,420

Birmingham, Alabama
 Oxmoor Distribution Center..........    4             2,398        13,591          902     2,398        14,493     16,891
 Perimeter Distribution Center.......    2             2,489        14,109          902     2,490        15,010     17,500

Charlotte, North Carolina
 Barringer Industrial Center.........    3               308         1,746          516       308         2,262      2,570
 Bond Distribution Center............    2               905         5,126          905       905         6,031      6,936
  Carowinds Distribution Center......    1             3,239        18,353           --     3,239        18,353     21,592
 Charlotte Commerce Center...........   10     (d)     4,341        24,954        2,565     4,342        27,518     31,860
 Charlotte Distribution Center.......    9     (d)     4,579            --       24,218     6,096        22,701     28,797
 Charlotte Distribution Center South.    1               309            --        4,094     1,072         3,331      4,403
 Interstate North Business Park......    2               535         3,030          269       535         3,299      3,834
 Northpark Distribution Center.......    2     (d)     1,183         6,707          468     1,184         7,174      8,358


                                      Accumulated        Date of
                                      Depreciation    Construction/
Description                               (c)          Acquisition
-----------                           ------------ -------------------
Operating Properties

Atlanta, Georgia
 Atlanta Airport Distribution Center.   $(1,005)     1996,1997,1998
 Atlanta NE at Sugarloaf.............      (249)          1999
 Atlanta NE Distribution Center......    (2,761)        1996,1997
 Atlanta West Distribution Center....    (7,194)        1994,1996
 Carter-Pacific Business Center......      (553)          1995
 Cedars Distribution Center..........      (396)          1999
 Cobb Place Distribution Center......      (128)          1999
 International Airport Industrial
   Center............................    (3,198)        1994,1995
 LaGrange Distribution Center........      (207)          1994
 McLarinn Distribution Center........      (408)          1999
 Northeast Industrial Center.........      (862)          1996
 Northmont Industrial Center.........      (608)          1994
 Oakcliff Industrial Center..........      (614)          1995
 Olympic Industrial Center...........      (746)          1996
 Peachtree Commerce Business
   Center............................      (889)          1994
 Peachtree Distribution Center.......      (292)          1994
 Piedmont Court Distribution Center..      (526)          1997
 Plaza Industrial Center.............       (74)          1995
 Pleasantdale Industrial Center......      (611)          1995
 Riverside Distribution Center.......      (378)        1997,1999
 Sullivan 75 Distribution Center           (902)        1994,1995
 Tradeport Distribution Center.......    (1,398)        1994,1996
 Weaver Distribution Center..........      (965)          1995
 Westfork Industrial Center..........    (2,275)          1995
 Zip Industrial Center...............        --           1996

Austin, Texas
 Corridor Park Corporate Center......    (1,877)        1995,1996
 Montopolis Distribution Center......      (853)          1994
 Rutland Distribution Center.........      (577)          1993
 Southpark Corporate Center..........    (2,160)     1994,1995,1996
 Walnut Creek Corporate Center.......    (3,182)   1994,1995,1996,1999

Birmingham, Alabama
 Oxmoor Distribution Center..........    (2,757)          1994
 Perimeter Distribution Center.......    (2,823)          1994

Charlotte, North Carolina
 Barringer Industrial Center.........      (431)          1994
 Bond Distribution Center............    (1,149)          1994
  Carowinds Distribution Center......      (434)          1999
 Charlotte Commerce Center...........    (5,182)          1994
 Charlotte Distribution Center.......    (2,483)   1995,1996,1997,1998
 Charlotte Distribution Center South.       (80)          1999
 Interstate North Business Park......      (315)          1997
 Northpark Distribution Center.......      (673)        1994,1998

                                PROLOGIS TRUST

                                                                                   Costs    Gross Amounts At Which Carried
                                                       Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                       ------------------------ Subsequent  ------------------------------
                                       No. of Encum--              Building &       To                Building &    Total
Description                            Bldgs. brances    Land     Improve-ments Acquisition   Land   Improve-ments  (a,b)
-----------                            ------ -------   -------   ------------- ----------- -------  ------------- -------
Chattanooga, Tennessee
 Stone Fort Distribution Center.......    4            $ 2,063       $11,688      $   245   $ 2,063     $11,933    $13,996
 Tiftonia Distribution Center.........    1                146           829          184       146       1,013      1,159
Chicago, Illinois
 Addison Distribution Center..........    1                646         3,662          393       640       4,061      4,701
 Alsip Distribution Center............    2      (f)     2,076        11,766        6,709     2,533      18,018     20,551
 Bedford Park Distribution Center.....    2              1,115         6,318           11     1,115       6,329      7,444
 Bensenville Distribution Center......    2              1,668         9,448        2,846     1,667      12,295     13,962
 Bloomingdale 100 Business Center.....    1                940            --        4,917     1,531       4,326      5,857
 Bolingbrook Distribution Center......    2              4,488        25,435          326     4,489      25,760     30,249
 Bridgeview Distribution Center.......    4              1,302         7,378          785     1,303       8,162      9,465
 Des Plaines Distribution Center......    3              2,158        12,232          752     2,159      12,983     15,142
 Elk Grove Distribution Center........   20     (e)(f)   7,755        43,940        4,256     7,754      48,197     55,951

 Elmhurst Distribution Center.........    1                713         4,043           94       713       4,137      4,850
 Glendale Heights Distribution Center.    3              3,844        21,782          177     3,844      21,959     25,803
 Glenview Distribution Center.........    2     (e)(f)   1,140         6,459          611     1,138       7,072      8,210
 Itasca Distribution Center...........    3              1,613         9,143          279     1,613       9,422     11,035
 Lombard Distribution Center..........    1      (f)     1,144         6,485            2     1,144       6,487      7,631
 Mitchell Distribution Center.........    1      (e)     1,236         7,004        1,045     1,236       8,049      9,285
 North Avenue Distribution Center.....    3              3,201            --       19,994     3,948      19,247     23,195
 Northlake Distribution Center........    1                372         2,106           63       372       2,169      2,541
 O'Hare Cargo Distribution Center.....    2              3,566            --       14,885     5,924      12,527     18,451
 Pleasant Prairie Distribution Center.    1              1,274         7,222           --     1,274       7,222      8,496
 Remington Lakes Business Park........    1              1,023            --        6,914     1,193       6,744      7,937
 Romeoville Distribution Center.......    2              1,080         6,120           --     1,080       6,120      7,200
 South Holland Distribution Center....    2      (f)     1,132         6,415          103     1,132       6,518      7,650
 Tri-Center Distribution Center.......    3                889         5,038          421       890       5,458      6,348
 Woodale Distribution Center..........    1                263         1,490           81       263       1,571      1,834

Cincinnati, Ohio
  Airpark Distribution Center.........    5     (d)      2,986            --       20,298     3,719      19,565     23,284
  Blue Ash/Interstate
   Distribution Center................    1                144           817          520       144       1,337      1,481
  Capital Distribution Center I.......    4     (d)      1,750         9,922        1,205     1,751      11,126     12,877
  Capital Distribution Center II......    5     (d)      1,953        11,067        1,789     1,953      12,856     14,809
  Capital Industrial Center I.........   10     (d)      1,039         5,885        1,720     1,039       7,605      8,644
  Constitution Distribution
   Center.............................    1              1,434         8,124            1     1,434       8,125      9,559
  Empire Distribution Center..........    3     (d)        529         2,995          495       529       3,490      4,019
  Kentucky Drive Business
   Center.............................    4                553         3,134          823       553       3,957      4,510
  Princeton Distribution Center.......    1                816            --        4,031     1,075       3,772      4,847
  Production Distribution
   Center.............................    2     (g)        717         2,717        2,406       785       5,055      5,840
  Sharonville Distribution
   Center.............................    3     (d)      1,761            --       11,295     2,424      10,632     13,056
  Springdale Commerce Center..........    3                421         2,384        1,025       421       3,409      3,830
  Union Center Business Park..........    3              2,852            --       36,686     3,438      36,100     39,538

Columbus, Ohio
  Canal Pointe Distribution
   Center.............................    1              1,619         9,174           --     1,619       9,174     10,793


                                       Accumulated      Date of
                                       Depreciation  Construction/
Description                                (c)        Acquisition
-----------                            ------------ ---------------
Chattanooga, Tennessee
 Stone Fort Distribution Center.......   $(2,096)        1994
 Tiftonia Distribution Center.........      (158)        1995
Chicago, Illinois
 Addison Distribution Center..........      (457)        1997
 Alsip Distribution Center............    (1,079)      1998,1999
 Bedford Park Distribution Center.....      (375)      1996,1999
 Bensenville Distribution Center......    (1,064)      1997,1998
 Bloomingdale 100 Business Center.....        --         1999
 Bolingbrook Distribution Center......      (642)        1999
 Bridgeview Distribution Center.......      (976)        1996
 Des Plaines Distribution Center......    (1,657)      1995,1996
 Elk Grove Distribution Center........    (3,708)   1995,1996,1997,
                                                      1998, 1999
 Elmhurst Distribution Center.........      (357)        1997
 Glendale Heights Distribution Center.      (556)        1999
 Glenview Distribution Center.........      (281)      1996,1999
 Itasca Distribution Center...........      (637)   1996,1997,1998
 Lombard Distribution Center..........      (154)        1999
 Mitchell Distribution Center.........      (967)        1996
 North Avenue Distribution Center.....      (883)      1997,1998
 Northlake Distribution Center........      (267)        1996
 O'Hare Cargo Distribution Center.....      (416)        1997
 Pleasant Prairie Distribution Center.      (171)        1999
 Remington Lakes Business Park........        --         1998
 Romeoville Distribution Center.......      (153)        1999
 South Holland Distribution Center....      (154)        1999
 Tri-Center Distribution Center.......      (603)        1996
 Woodale Distribution Center..........      (140)        1997

Cincinnati, Ohio
  Airpark Distribution Center.........    (1,665)   1996,1998,1999
  Blue Ash/Interstate
   Distribution Center................      (184)        1995
  Capital Distribution Center I.......    (1,853)        1994
  Capital Distribution Center II......    (2,223)        1994
  Capital Industrial Center I.........    (1,276)      1994,1995
  Constitution Distribution
   Center.............................      (192)        1999
  Empire Distribution Center..........      (527)        1995
  Kentucky Drive Business
   Center.............................      (432)        1997
  Princeton Distribution Center.......        --         1997
  Production Distribution
   Center.............................      (548)      1994,1998
  Sharonville Distribution
   Center.............................      (524)      1997,1998
  Springdale Commerce Center..........      (487)        1996
  Union Center Business Park..........      (121)      1998,1999

Columbus, Ohio
  Canal Pointe Distribution
   Center.............................      (217)        1999

                                PROLOGIS TRUST

                                                                                   Costs    Gross Amounts At Which Carried
                                                       Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                       ------------------------ Subsequent  ------------------------------
                                       No. of Encum--              Building &       To               Building &    Total
Description                            Bldgs. brances    Land     Improve-ments Acquisition  Land   Improve-ments  (a,b)
-----------                            ------ -------   -------   ------------- ----------- ------- ------------- --------
  Capital Park South Distribution
   Center.............................    5     (d)    $ 2,551       $    --      $29,504   $ 2,615    $29,440    $ 32,055
  Charter Street Distribution Center..    1     (f)      1,770        10,027           --     1,770     10,027      11,797
  Columbus West Industrial Center.....    3     (d)        645         3,655          881       645      4,536       5,181
  Corporate Park West.................    2     (d)        679         3,849          271       679      4,120       4,799
  Crosswinds Distribution Center......    1     (f)      4,046        22,929           --     4,046     22,929      26,975
  Fisher Distribution Center..........    1              1,197         6,785        1,550     1,197      8,335       9,532
  Foreign Trade Center I..............    6             11,820        66,979          275    11,853     67,221      79,074
  International Street Commerce.......    2                455            --        6,828       483      6,800       7,283
  McCormick Distribution Center.......    5              1,664         9,429        1,329     1,664     10,758      12,422
  New World Distribution Center.......    1                207         1,173          681       207      1,854       2,061
  South Park Distribution Center......    1              1,069         6,056           --     1,069      6,056       7,125
  Westbelt Business Center............    2     (d)        466         2,635          213       465      2,849       3,314
Dallas/Fort Worth, Texas
  Carter Industrial Center............    1                334            --        2,497       334      2,497       2,831
  Centerport Distribution Center......    2     (f)      1,901        10,775            6     1,901     10,781      12,682
  Dallas Corporate Center.............   11     (e)      5,714            --       33,568     6,012     33,270      39,282
  Enterprise Distribution Center......    3              2,719        15,410           --     2,719     15,410      18,129
  Franklin Distribution Center........    2                528         2,991          803       528      3,794       4,322
  Freeport Distribution Center........    4              1,393         5,549        4,078     1,440      9,580      11,020
  Great Southwest Corporate Center....    3              2,330            --       11,001     2,401     10,930      13,331
  Great Southwest Distribution Center.   32     (e)(f)  16,266        79,396       16,867    16,558     95,971     112,529

 Great Southwest Industrial Center I..    2     (e)        308         1,744          267       308      2,011       2,319
 Lone Star Distribution Center........    2                967         5,477          243       967      5,720       6,687
 Metropolitan Distribution Center.....    1                201         1,097          723       297      1,724       2,021
 Northgate Distribution Center........   10     (f)      4,398        24,924        1,376     4,398     26,300      30,698
 Northpark Business Center............    2                467         2,648          282       467      2,930       3,397
 Plano Distribution Center............    7     (f)      3,787        21,462            1     3,787     21,463      25,250
 Redbird Distribution Center..........    2              1,022         5,796           96     1,023      5,891       6,914
 Royal Commerce Center................    4     (c)      1,975        11,190          534     1,975     11,724      13,699
 Stemmons Distribution Center.........    1                272         1,544          467       272      2,011       2,283
 Stemmons Industrial Center...........   15              2,244        12,715        2,008     2,244     14,723      16,967
 Trinity Mills Distribution Center....    7     (e)      5,322        30,157        1,358     5,322     31,515      36,837
 Valwood Distribution Center..........    7     (f)      4,248        24,071           26     4,248     24,097      28,345
Denver, Colorado
 Denver Business Center...............    7              2,144         7,486       13,798     2,243     21,185      23,428

 Downing Distribution Center..........    1                 --         3,877           48        --      3,925       3,925
 Havana Distribution Center...........    1                401         2,281          302       401      2,583       2,984
 Moline Distribution Center...........    1                327         1,850          165       327      2,015       2,342
 Moncrieff Distribution Center........    1                314         2,493          428       314      2,921       3,235
 Pagosa Distribution Center...........    1                406         2,322          412       406      2,734       3,140
 Peoria Distribution Center...........    2              1,363            --        9,642     1,635      9,370      11,005
 Upland Distribution Center I.........    6                820         5,710        7,977       821     13,686      14,507
 Upland Distribution Center II........    6              2,456        13,946        1,355     2,489     15,268      17,757
Detroit, Michigan
 H & J Industrial Center..............    4                510         2,890            6       510      2,896       3,406
 Huron Commerce Center I..............    3              2,014        11,413          160     2,014     11,573      13,587
 Metro Distribution Center............    4                671         3,801          573       671      4,374       5,045
 Pontiac Distribution Center..........    1                441         2,497           --       441      2,497       2,938
 Southfield Commerce Center...........    2                575         3,261           18       575      3,279       3,854
 Troy Tech II Service Center..........    5              1,142         6,474            9     1,142      6,483       7,625
 Westhills Commerce Center I..........    2                454         2,575           54       454      2,629       3,083


                                       Accumulated        Date of
                                       Depreciation    Construction/
Description                                (c)          Acquisition
-----------                            ------------ -------------------
  Capital Park South Distribution
   Center.............................   $(2,796)     1996,1998,1999
  Charter Street Distribution Center..      (237)          1999
  Columbus West Industrial Center.....      (684)          1995
  Corporate Park West.................      (500)          1996
  Crosswinds Distribution Center......      (543)          1999
  Fisher Distribution Center..........    (1,308)          1995
  Foreign Trade Center I..............    (1,592)          1999
  International Street Commerce.......      (117)        1997,1999
  McCormick Distribution Center.......    (1,826)          1994
  New World Distribution Center.......      (324)          1994
  South Park Distribution Center......      (143)          1999
  Westbelt Business Center............      (160)          1998
Dallas/Fort Worth, Texas
  Carter Industrial Center............      (283)          1996
  Centerport Distribution Center......      (255)          1999
  Dallas Corporate Center.............    (2,498)   1996,1997,1998,1999
  Enterprise Distribution Center......      (365)          1999
  Franklin Distribution Center........      (743)          1994
  Freeport Distribution Center........      (708)     1996,1997,1998
  Great Southwest Corporate Center....      (235)          1999
  Great Southwest Distribution Center.    (4,821)     1994,1995,1996,
                                                      1997,1998,1999
 Great Southwest Industrial Center I..      (279)          1995
 Lone Star Distribution Center........      (706)          1996
 Metropolitan Distribution Center.....      (251)          1995
 Northgate Distribution Center........    (2,191)     1994,1996,1999
 Northpark Business Center............      (377)        1995,1996
 Plano Distribution Center............      (508)          1999
 Redbird Distribution Center..........      (350)        1994,1999
 Royal Commerce Center................      (950)          1997
 Stemmons Distribution Center.........      (309)          1995
 Stemmons Industrial Center...........    (1,745)   1994,1995,1996,1999
 Trinity Mills Distribution Center....    (1,894)        1996,1999
 Valwood Distribution Center..........      (571)          1999
Denver, Colorado
 Denver Business Center...............    (2,466)     1992,1994,1996,
                                                         1998,1999
 Downing Distribution Center..........       (50)          1999
 Havana Distribution Center...........      (557)          1993
 Moline Distribution Center...........      (397)          1994
 Moncrieff Distribution Center........      (678)          1992
 Pagosa Distribution Center...........      (644)          1993
 Peoria Distribution Center...........      (234)          1999
 Upland Distribution Center I.........    (2,749)     1992,1994,1995
 Upland Distribution Center II........    (3,174)        1993,1994
Detroit, Michigan
 H & J Industrial Center..............       (69)          1999
 Huron Commerce Center I..............      (270)          1999
 Metro Distribution Center............        --           1996
 Pontiac Distribution Center..........       (59)          1999
 Southfield Commerce Center...........       (78)          1999
 Troy Tech II Service Center..........      (154)          1999
 Westhills Commerce Center I..........       (62)          1999

                                PROLOGIS TRUST

                                                                                Costs    Gross Amounts At Which Carried as
                                                    Initial Cost to ProLogis Capitalized       of December 31, 1999
                                                    ------------------------ Subsequent  ---------------------------------
                                     No. of Encum--             Building &       To                  Building &    Total
Description                          Bldgs. brances   Land     Improve-ments Acquisition   Land     Improve-ments  (a,b)
-----------                          ------ -------  -------   ------------- -----------  -------   ------------- -------
East Bay (San Francisco), California
 Barrington Business Center.........    3           $ 1,714       $ 9,710      $   125   $ 1,714       $ 9,835    $11,549
 Central Valley Distribution Center.    3             5,082        28,801            2     5,082        28,803     33,885
 Central Valley Industrial Center...    3             7,621        43,184           --     7,621        43,184     50,805
 East Bay Industrial Center.........    1               531         3,009          359       531         3,368      3,899
 Eigenbrodt Way Distribution Center.    1     (f)       393         2,228          114       393         2,342      2,735
 Hayward Commerce Center............    4             1,933        10,955          637     1,933        11,592     13,525
 Hayward Commerce Park..............    9             2,764        15,661        1,990     2,764        17,651     20,415
 Hayward Distribution Center........    6             2,906        19,165        1,435     3,327        20,179     23,506
 Hayward Industrial Center..........   13     (f)     4,481        25,393        1,896     4,481        27,289     31,770
 Patterson Pass Business Center.....    7             3,340         4,885       13,322     3,698        17,849     21,547
 San Leandro Distribution Center....    3             1,387         7,862          468     1,387         8,330      9,717
El Paso, Texas
 Billy the Kid Distribution Center..    1               273         1,547          533       273         2,080      2,353
 Broadbent Industrial Center........    3               676         5,183          996       676         6,179      6,855
 Goodyear Distribution Center.......    1               511         2,899           66       511         2,965      3,476
 Northwestern Corporate Center......    6             1,552            --       16,467     2,205        15,814     18,019

 Vista Corporate Center.............    4             1,945            --       10,890     1,946        10,889     12,835
 Vista Del Sol Industrial Center....    5     (f)     1,245            --       20,117     2,637        18,725     21,362

Fort Lauderdale/Miami, Florida
 Airport West Distribution Center...    2             1,253         3,825        3,244     1,974         6,348      8,322
 CenterPort Distribution Center.....    4             3,300        12,989        3,564     3,515        16,338     19,853
 Copans Distribution Center.........    2               504         2,857          296       504         3,153      3,657
 North Andrews Distribution
   Center...........................    1     (g)       698         3,956           97       698         4,053      4,751
 Port Lauderdale Distribution
   Center...........................    5             4,874         6,654       19,208     6,531        24,205     30,736

Houston, Texas
 Brittmore Distribution Center......    2             1,713         9,708          633     1,713        10,341     12,054
 Crosstimbers Distribution Center...    1               359         2,035          442       359         2,477      2,836
 Hempstead Distribution Center......    3             1,013         5,740          744     1,013         6,484      7,497
 I-10 Central Distribution Center...    2               181         1,023          239       181         1,262      1,443
 I-10 Central Service Center........    1                58           330          111        58           441        499
 Jersey Village Corporate Center....    1             1,536            --       12,505     2,063        11,978     14,041
 Perimeter Distribution Center......    2               744         4,216           10       744         4,226      4,970
 Pine Forest Business Center........   18     (e)     4,859        27,557        2,852     4,859        30,409     35,268
 Pine North Distribution Center.....    2               789         4,469          230       789         4,699      5,488
 Pine Timbers Distribution Center...    2             2,570        14,566          915     2,570        15,481     18,051
 Pinemont Distribution Center.......    2               590         3,342          216       590         3,558      4,148
 Post Oak Business Center...........   15     (e)     3,005        15,378        3,430     3,005        18,808     21,813
 Post Oak Distribution Center.......    7     (e)     2,115        12,017        3,068     2,115        15,085     17,200
 South Loop Distribution Center.....    5             1,051         5,964        1,724     1,052         7,687      8,739
 Southwest Freeway Industrial
   Center...........................    1                84           476          166        84           642        726
 West by Northwest Industrial
   Center...........................   18             4,749         8,382       40,308     5,135        48,304     53,439
 White Street Distribution Center...    1               469         2,656          288       469         2,944      3,413
 World Houston......................    1               425            --        3,210       508         3,127      3,635
I-95 Corridor, New Jersey
   Amerisource Distribution Center..    1             1,406         7,969            1     1,406         7,970      9,376
   Bellmawr Distribution Center.....    1               226         1,278           54       226         1,332      1,558


                                     Accumulated          Date of
                                     Depreciation      Construction/
Description                              (c)            Acquisition
-----------                          ------------   --------------------
East Bay (San Francisco), California
 Barrington Business Center.........    $  (233)            1999
 Central Valley Distribution Center.      (682)             1999
 Central Valley Industrial Center...    (1,022)             1999
 East Bay Industrial Center.........      (604)             1994
 Eigenbrodt Way Distribution Center.      (475)             1993
 Hayward Commerce Center............    (2,314)            197693
 Hayward Commerce Park..............    (3,521)             1994
 Hayward Distribution Center........    (3,981)             1993
 Hayward Industrial Center..........    (5,495)             1993
 Patterson Pass Business Center.....    (1,794)        1993,1997,1998
 San Leandro Distribution Center....    (1,682)             1993
El Paso, Texas
 Billy the Kid Distribution Center..      (379)             1994
 Broadbent Industrial Center........    (1,319)             1993
 Goodyear Distribution Center.......      (613)             1994
 Northwestern Corporate Center......    (2,048)       1992,1993,1994,
                                                         1997,1998
 Vista Corporate Center.............    (1,563)        1994,1995,1996
 Vista Del Sol Industrial Center....    (1,822)        1995,1997,1998

Fort Lauderdale/Miami, Florida
 Airport West Distribution Center...      (608)          1995,1998
 CenterPort Distribution Center.....      (378)             1999
 Copans Distribution Center.........      (305)          1997,1998
 North Andrews Distribution
   Center...........................      (699)             1994
 Port Lauderdale Distribution
   Center...........................    (1,881)        1995,1997,1998

Houston, Texas
 Brittmore Distribution Center......      (253)             1999
 Crosstimbers Distribution Center...      (471)             1994
 Hempstead Distribution Center......    (1,250)             1994
 I-10 Central Distribution Center...      (245)             1994
 I-10 Central Service Center........       (90)             1994
 Jersey Village Corporate Center....        --              1999
 Perimeter Distribution Center......      (100)             1999
 Pine Forest Business Center........    (4,936)        1993,1994,1995
 Pine North Distribution Center.....      (111)             1999
 Pine Timbers Distribution Center...      (372)             1999
 Pinemont Distribution Center.......       (83)             1999
 Post Oak Business Center...........    (3,779)        1993,1994,1996
 Post Oak Distribution Center.......    (3,092)          1993,1994
 South Loop Distribution Center.....    (1,402)             1994
 Southwest Freeway Industrial
   Center...........................      (114)             1994
 West by Northwest Industrial
   Center...........................    (4,895)     1993,1994,1995,1996,
 White Street Distribution Center...      (476)             1995
 World Houston......................        --              1999
I-95 Corridor, New Jersey
   Amerisource Distribution Center..      (189)             1999
   Bellmawr Distribution Center.....       (32)             1999

                                PROLOGIS TRUST

                                                                                  Costs    Gross Amounts At Which Carried
                                                      Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                      ------------------------ Subsequent  ------------------------------
                                       No. of Encum--             Building &       To                Building &    Total
Description                            Bldgs. brances   Land     Improve-ments Acquisition   Land   Improve-ments  (a,b)
-----------                            ------ -------  -------   ------------- ----------- -------  ------------- -------
  Brunswick Distribution Center.......    2           $   870       $ 4,928      $ 1,515   $   870     $ 6,443    $ 7,313
  Clearview Distribution Center.......    1             2,232        12,648          375     2,232      13,023     15,255
  Cranbury Business Park..............    3             4,015            --       29,513     7,376      26,152     33,528
  Kilmer Distribution Center..........    4     (d)     2,526        14,313          683     2,526      14,996     17,522
  Kraft Distribution Center...........    2             6,092        34,519           --     6,092      34,519     40,611
  Meadowland Industrial Center........    8     (d)     5,676        32,167       11,851     5,677      44,017     49,694
  Mt. Laurel Distribution Center......    3               877         4,968           18       877       4,986      5,863
  National Distribution Center........    2               513         2,908        1,040       513       3,948      4,461
  Newark Distribution Center..........    1               260         1,472            2       260       1,474      1,734
  Pennsauken Distribution Center......    4               522         2,957            4       522       2,961      3,483

Indianapolis, Indiana
  Airport Business Center.............    2               847         4,801        1,427       904       6,171      7,075
  Eastside Distribution Center........    3             1,418         8,032          345     1,418       8,377      9,795
  North by Northeast Distribution
   Center.............................    1             1,058            --        6,135     1,059       6,134      7,193
  North Plainfield Park Distribution
   Center.............................    1               849            --        7,370     1,330       6,889      8,219
  Park 100 Industrial Center..........   25            10,733        60,828        5,438    10,628      66,371     76,999
  Park Fletcher Distribution Center...    9             2,687        15,224        2,924     2,776      18,059     20,835
  Plainfield Park Distribution Center.    1               885            --        8,512     1,389       8,008      9,397
  Shadeland Industrial Center.........    3               428         2,431          635       429       3,065      3,494

Juarez, Mexico
  Salvacar Industrial Center..........    4             1,685            --        8,236     2,811       7,110      9,921
  Los Aztecas Industrial Center.......    1               148           837            5       148         842        990

Kansas City, Kansas/Missouri
  44th Street Business Center.........    1               143           813          383       143       1,196      1,339
  Congleton Distribution Center.......    3               518         2,937          419       518       3,356      3,874
  Executive Park Distribution Center..    1     (f)       258         1,463           51       258       1,514      1,772
  Lamar Distribution Center...........    1               323         1,829          638       323       2,467      2,790
  Macon Bedford Distribution Center...    1               304         1,725          473       304       2,198      2,502
  Platte Valley Industrial Center.....   11     (f)     3,867        20,017        6,886     4,002      26,768     30,770
  Riverside Distribution Center.......    5     (f)       533         3,024          835       534       3,858      4,392
  Riverside Industrial Center.........    5     (f)     1,012         5,736          789     1,012       6,525      7,537
  Terrace & Lackman Distribution
   Center.............................    1               285         1,615          444       285       2,059      2,344

Las Vegas, Nevada
  Black Mountain Distribution Center..    2             1,108            --        6,892     1,206       6,794      8,000
  Cameron Business Center.............    1     (f)     2,228        12,625           --     2,228      12,625     14,853
  Hughes Airport Center...............    1               876            --        3,274       910       3,240      4,150
  Las Vegas Corporate Center..........    7     (h)     4,157            --       21,729     4,763      21,123     25,886
 Placid Street Distribution Center....    1     (f)     2,579        14,615           --     2,579      14,615     17,194
 South Arville Center.................    1             1,966        11,140           --     1,966      11,140     13,106
 West One Business Center.............    4     (f)     2,468        13,985          787     2,468      14,772     17,240


Lille, France.........................
 Lille Business Park..................    1                90           510          123       108         615        723
 Lille Distribution Center............    1             1,143         5,592           --     1,143       5,592      6,735


Los Angeles/Orange County, California.
 Camarillo Distribution Center........    1               926         5,246        4,371     1,491       9,052     10,543
 Chatsworth Distribution Center.......    1               241         1,364        1,312       438       2,479      2,917
 Inland Empire Distribution Center....    1               889         5,037        4,390     1,546       8,770     10,316



                                       Accumulated        Date of
                                       Depreciation    Construction/
Description                                (c)          Acquisition
-----------                            ------------ -------------------
  Brunswick Distribution Center.......   $  (805)          1997
  Clearview Distribution Center.......    (1,379)          1996
  Cranbury Business Park..............      (947)        1998,1999
  Kilmer Distribution Center..........    (1,675)          1996
  Kraft Distribution Center...........      (817)          1999
  Meadowland Industrial Center........    (4,641)        1996,1998
  Mt. Laurel Distribution Center......      (118)          1999
  National Distribution Center........      (278)          1998
  Newark Distribution Center..........       (35)          1999
  Pennsauken Distribution Center......       (70)          1999

Indianapolis, Indiana
  Airport Business Center.............      (140)          1999
  Eastside Distribution Center........      (542)        1995,1999
  North by Northeast Distribution
   Center.............................    (1,063)          1995
  North Plainfield Park Distribution
   Center.............................        (1)          1999
  Park 100 Industrial Center..........    (9,203)     1994,1995,1999
  Park Fletcher Distribution Center...    (2,425)     1994,1995,1996
  Plainfield Park Distribution Center.        --           1997
  Shadeland Industrial Center.........      (478)          1995

Juarez, Mexico
  Salvacar Industrial Center..........      (358)        1998,1999
  Los Aztecas Industrial Center.......        (3)          1999

Kansas City, Kansas/Missouri
  44th Street Business Center.........      (150)          1996
  Congleton Distribution Center.......      (607)          1994
  Executive Park Distribution Center..       (72)          1998
  Lamar Distribution Center...........      (483)          1994
  Macon Bedford Distribution Center...      (299)          1996
  Platte Valley Industrial Center.....    (4,024)        1994,1997
  Riverside Distribution Center.......      (715)          1994
  Riverside Industrial Center.........    (1,099)          1994
  Terrace & Lackman Distribution
   Center.............................      (392)          1994

Las Vegas, Nevada
  Black Mountain Distribution Center..      (578)          1997
  Cameron Business Center.............      (299)          1999
  Hughes Airport Center...............      (614)          1994
  Las Vegas Corporate Center..........    (2,753)   1994,1995,1996,1997
 Placid Street Distribution Center....      (346)          1999
 South Arville Center.................      (264)          1999
 West One Business Center.............    (1,667)          1996


Lille, France.........................
 Lille Business Park..................       (22)          1999
 Lille Distribution Center............       (12)          1999


Los Angeles/Orange County, California.
 Camarillo Distribution Center........      (223)          1999
 Chatsworth Distribution Center.......       (62)          1999
 Inland Empire Distribution Center....      (220)          1999


                                PROLOGIS TRUST

                                                                                   Costs    Gross Amounts At Which Carried
                                                       Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                       ------------------------ Subsequent  ------------------------------
                                       No. of Encum--              Building &       To               Building &    Total
Description                            Bldgs. brances    Land     Improve-ments Acquisition  Land   Improve-ments  (a,b)
-----------                            ------ -------   -------   ------------- ----------- ------- ------------- --------
Louisville, Kentucky..................
 Airpark Commerce Center..............    4            $ 1,583      $  8,971      $ 2,851   $ 1,583   $ 11,822    $ 13,405
 Louisville Distribution Center.......    2                680         3,402        4,525       689      7,918       8,607
 Riverport Distribution Center........    2     (f)      2,262        10,682        5,073     2,378     15,639      18,017

Lyon, France..........................
 L'Isle d'Abeau Distribution Center...    1     (f)      1,240         6,617           --     1,240      6,617       7,857

Memphis, Tennessee....................
 Airport Distribution Center..........   20              7,066        40,041        6,211     7,066     46,252      53,318
 Delp Distribution Center.............   10     (f)      4,827        27,354        3,174     4,827     30,528      35,355
 Fred Jones Distribution Center.......    1                125           707          111       125        818         943
 Olive Branch Distribution Center.....    2     (f)      2,786        15,787           58     2,786     15,845      18,631
 Raines Distribution Center...........    1     (f)      1,635         9,264        2,868     1,635     12,132      13,767
 Southwide Industrial Center..........    4                696         3,943           75       696      4,018       4,714
 Willow Lake Distribution Center......    1     (f)        604         3,425           --       604      3,425       4,029

Monterrey, Mexico
 Monterrey Industrial Park............    7              4,353         3,785       22,213     7,143     23,208      30,351
 Ojo de Agua Industrial Center........    1                983            --        6,731     1,880      5,834       7,714

Nashville, Tennessee
 Bakertown Distribution Center........    2                463         2,626          226       463      2,852       3,315
 I-40 Industrial Center...............    4              1,687         9,564          371     1,688      9,934      11,622
 Interchange City Distribution Center.    7              3,524        12,585       10,236     4,279     22,066      26,345

 Nashville/I-24 Distribution Center...    1                380            --        7,809     1,659      6,530       8,189
 Space Park South Distribution
   Center.............................   15              3,499        19,830        2,963     3,499     22,793      26,292

Oklahoma City, Oklahoma
 Melcat Distribution Center...........    1                240         1,363          465       240      1,828       2,068
 Meridian Business Center.............    2                195         1,109          655       196      1,763       1,959
 Oklahoma Distribution Center.........    3                893         5,082          673       893      5,755       6,648

Orlando, Florida
 33rd Street Industrial Center........    9     (f)(g)   1,980        11,237        1,128     1,980     12,365      14,345
 Chancellor Distribution Center.......    1                380         2,156        1,105       380      3,261       3,641
 Consulate Distribution Center........    5     (f)      5,482        31,062          948     5,482     32,010      37,492
 La Quinta Distribution Center........    1                354         2,006          661       354      2,667       3,021
 Orlando Central Park.................    3              1,378            --        9,084     1,871      8,591      10,462
 Orlando Corporate Center.............    2              1,081            --        6,525     1,477      6,129       7,606
 Princeton Oaks Distribution Center...    1     (f)      1,223         6,930           --     1,223      6,930       8,153
 Titusville Industrial Center.........    1     (f)        283         1,603           91       283      1,694       1,977

Paris, France
 Annecy Distribution Center...........    1     (f)        313         1,052          280       377      1,268       1,645
 Aulnay Distribution Center...........   28     (f)     55,417       117,082       35,331    66,767    141,063     207,830
 Aulnay Office Complex................    9     (f)      2,174         4,485        1,364     2,619      5,404       8,023
 Aulnay-Balladines....................    1     (f)        275           568          172       331        684       1,015
 Cergy-Pontoise.......................    5     (f)      6,257        13,325        4,050     7,538     16,094      23,632
 Epone Distribution Center............    1                457         1,586        1,397       463      2,977       3,440
 Longjumeau Distribution Center.......    1     (f)      1,160         6,592           --     1,160      6,592       7,752
 Mitry Mory Distribution Center.......    1     (f)      1,083         6,137          379     1,134      6,465       7,599
 Oceanie Distribution Center..........    1                323         5,866          404       602      5,991       6,593
 Senart Distribution Center...........    3     (f)      4,233         8,885        2,687     5,100     10,705      15,805
 Vitrolles Distribution Center........    3     (f)      1,949         4,197        1,259     2,348      5,057       7,405



                                       Accumulated      Date of
                                       Depreciation  Construction/
Description                                (c)        Acquisition
-----------                            ------------ ---------------
Louisville, Kentucky..................
 Airpark Commerce Center..............   $  (721)      1998,1999
 Louisville Distribution Center.......      (703)      1995,1998
 Riverport Distribution Center........      (255)        1999

Lyon, France..........................
 L'Isle d'Abeau Distribution Center...      (462)        1997

Memphis, Tennessee....................
 Airport Distribution Center..........    (4,547)   1995,1996,1999
 Delp Distribution Center.............    (2,811)   1995,1997,1999
 Fred Jones Distribution Center.......      (144)        1994
 Olive Branch Distribution Center.....      (377)        1999
 Raines Distribution Center...........      (990)        1998
 Southwide Industrial Center..........       (95)        1999
 Willow Lake Distribution Center......       (81)        1999

Monterrey, Mexico
 Monterrey Industrial Park............    (1,061)   1997,1998,1999
 Ojo de Agua Industrial Center........      (176)        1998

Nashville, Tennessee
 Bakertown Distribution Center........      (397)        1995
 I-40 Industrial Center...............      (772)   1995,1996,1999
 Interchange City Distribution Center.    (2,161)   1994,1995,1996,
                                                       1997,1998
 Nashville/I-24 Distribution Center...        --         1999
 Space Park South Distribution
   Center.............................    (4,024)        1994

Oklahoma City, Oklahoma
 Melcat Distribution Center...........      (323)        1994
 Meridian Business Center.............      (306)        1994
 Oklahoma Distribution Center.........    (1,251)        1993

Orlando, Florida
 33rd Street Industrial Center........    (1,813)   1994,1995,1996
 Chancellor Distribution Center.......      (486)        1994
 Consulate Distribution Center........      (756)        1999
 La Quinta Distribution Center........      (410)        1994
 Orlando Central Park.................      (526)      1997,1998
 Orlando Corporate Center.............      (155)        1999
 Princeton Oaks Distribution Center...      (164)        1999
 Titusville Industrial Center.........      (289)        1994

Paris, France
 Annecy Distribution Center...........       (58)        1999
 Aulnay Distribution Center...........    (4,402)        1999
 Aulnay Office Complex................      (173)        1999
 Aulnay-Balladines....................       (22)        1999
 Cergy-Pontoise.......................      (573)        1999
 Epone Distribution Center............      (108)        1998
 Longjumeau Distribution Center.......      (363)        1998
 Mitry Mory Distribution Center.......      (528)        1997
 Oceanie Distribution Center..........      (234)        1998
 Senart Distribution Center...........      (373)        1999
 Vitrolles Distribution Center........      (508)        1999


                                PROLOGIS TRUST

                                                                                  Costs    Gross Amounts At Which Carried
                                                      Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                      ------------------------ Subsequent  ------------------------------
                                       No. of Encum--             Building &       To                Building &    Total
Description                            Bldgs. brances   Land     Improve-ments Acquisition  Land    Improve-ments  (a,b)
-----------                            ------ -------  ------    ------------- ----------- ------   ------------- -------
Phoenix, Arizona
 24th Street Industrial Center........    2           $  503        $ 2,852      $   396   $  503      $ 3,248    $ 3,751
 Alameda Distribution Center..........    2              820          4,977          795      820        5,772      6,592
 Black Canyon Business Center.........    3              704          3,990           11      704        4,001      4,705
 Brookridge Distribution Center.......    1            1,592          9,022           --    1,592        9,022     10,614
 Hohokam 10 Industrial Center.........    6            4,237          7,348       11,371    4,237       18,719     22,956
 I-10 West Business Center............    3              263          1,525          262      263        1,787      2,050
 Kyrene Commons Distribution
   Center.............................    4            2,361          8,294        2,697    2,385       10,967     13,352
 Kyrene Commons South Distribution....
   Center.............................    2            1,096             --        5,035    1,163        4,968      6,131
 Martin Van Buren Distribution
   Center.............................    6              572          3,285          728      572        4,013      4,585
 Papago Distribution Center...........    1              420          2,383          165      420        2,548      2,968
 Pima Distribution Center.............    1              306          1,742          239      306        1,981      2,287
 Watkins Distribution Center..........    1              242          1,375          214      243        1,588      1,831

Portland, Oregon
 Argyle Distribution Center...........    3              946          5,388          567      946        5,955      6,901
 Columbia Distribution Center.........    2              550          3,121          256      551        3,376      3,927
 Jennifer Distribution Center.........    2            1,712             --        7,426    2,289        6,849      9,138
 PDX Corporate Center East............    6     (h)    3,288             --       20,348    4,470       19,166     23,636
 PDX Corporate Center North...........    7     (h)    2,405             --       10,653    2,542       10,516     13,058
 Wilsonville Corporate Center.........    6     (h)    2,963             --       11,712    2,964       11,711     14,675

Reno, Nevada
 Golden Valley Distribution Center....    2              560             --       10,067    2,035        8,592     10,627
 Meredith Kleppe Business Center......    5            1,573          8,949        1,299    1,573       10,248     11,821
 Pacific Industrial Center............    4            2,501             --       10,630    2,501       10,630     13,131
 Packer Way Business Center...........    3              458          2,604          685      458        3,289      3,747
 Packer Way Distribution Center.......    2              506          2,879          474      506        3,353      3,859
 Spice Island Distribution Center.....    1              435          2,466        1,112      435        3,578      4,013

Reynosa, Mexico
 Colonial Industrial Center...........    1              278          1,574            3      278        1,577      1,855
 Del Norte Industrial Center..........    2              809             --        6,253    1,065        5,997      7,062
 Reynosa Industrial Center............    6            2,035          1,038       13,390    2,070       14,393     16,463

Rio Grande Valley, Texas
 Rio Grande Distribution Center.......    5     (f)      527          2,987          755      527        3,742      4,269
 Rio Grande Industrial Center.........    8     (f)    2,188         12,399        1,890    2,188       14,289     16,477
 Valley Industrial Center.............    1              230             --        3,739      363        3,606      3,969

Rotterdam, Netherlands
 DistriPark Maasvlakte................    1               --             --        8,684       --        8,684      8,684
 Eamhaven Industrial Park.............    1               --          6,149          594       --        6,743      6,743

Salt Lake City, Utah
 Centennial Distribution Center.......    2            1,149             --        8,216    1,149        8,216      9,365
 Clearfield Distribution Center.......    2            2,500         14,165          646    2,481       14,830     17,311
 Crossroads Corporate Center..........    2            1,260             --        9,055    1,392        8,923     10,315
 Salt Lake International Distribution
   Center.............................    3            1,892          2,792       11,334    1,973       14,045     16,018

San Antonio, Texas
 10711 Distribution Center............    2              582          3,301          518      582        3,819      4,401
 Coliseum Distribution Center.........    2            1,102          2,380       10,378    1,613       12,247     13,860


                                       Accumulated     Date of
                                       Depreciation Construction/
Description                                (c)       Acquisition
-----------                            ------------ --------------
Phoenix, Arizona
 24th Street Industrial Center........   $  (653)        1994
 Alameda Distribution Center..........      (875)     1992,1998
 Black Canyon Business Center.........       (95)        1999
 Brookridge Distribution Center.......      (214)        1999
 Hohokam 10 Industrial Center.........    (1,739)     1996,1999
 I-10 West Business Center............      (381)        1993
 Kyrene Commons Distribution
   Center.............................      (914)   1992,1998,1999
 Kyrene Commons South Distribution....
   Center.............................      (222)        1998
 Martin Van Buren Distribution
   Center.............................      (766)     1993,1994
 Papago Distribution Center...........      (483)        1994
 Pima Distribution Center.............      (405)        1993
 Watkins Distribution Center..........      (267)        1995

Portland, Oregon
 Argyle Distribution Center...........    (1,210)        1993
 Columbia Distribution Center.........      (581)        1994
 Jennifer Distribution Center.........      (350)     1998,1999
 PDX Corporate Center East............    (1,187)   1997,1998,1999
 PDX Corporate Center North...........    (1,554)     1995,1996
 Wilsonville Corporate Center.........    (1,731)     1995,1996

Reno, Nevada
 Golden Valley Distribution Center....      (837)     1996,1998
 Meredith Kleppe Business Center......    (2,084)        1993
 Pacific Industrial Center............    (1,598)     1994,1995
 Packer Way Business Center...........      (666)        1993
 Packer Way Distribution Center.......      (709)        1993
 Spice Island Distribution Center.....      (379)        1996

Reynosa, Mexico
 Colonial Industrial Center...........        (7)        1999
 Del Norte Industrial Center..........      (176)        1998
 Reynosa Industrial Center............      (576)   1997,1998,1999

Rio Grande Valley, Texas
 Rio Grande Distribution Center.......      (573)        1995
 Rio Grande Industrial Center.........    (2,248)        1995
 Valley Industrial Center.............      (237)        1997

Rotterdam, Netherlands
 DistriPark Maasvlakte................        --         1999
 Eamhaven Industrial Park.............       (75)        1997

Salt Lake City, Utah
 Centennial Distribution Center.......    (1,127)        1995
 Clearfield Distribution Center.......    (2,051)        1995
 Crossroads Corporate Center..........        --      1998,1999
 Salt Lake International Distribution
   Center.............................    (1,462)   1994,1996,1999

San Antonio, Texas
 10711 Distribution Center............      (787)        1994
 Coliseum Distribution Center.........    (2,142)     1994,1995

                                PROLOGIS TRUST

                                                                                 Costs    Gross Amounts At Which Carried
                                                     Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                     ------------------------ Subsequent  ------------------------------
                                      No. of Encum--             Building &       To                Building &    Total
Description                           Bldgs. brances   Land     Improve-ments Acquisition  Land    Improve-ments  (a,b)
-----------                           ------ -------  ------    ------------- ----------- ------   ------------- -------
 Distribution Drive Center...........    1           $  473        $ 2,680      $   634   $  473      $ 3,314    $ 3,787
 Downtown Distribution Center........    1              241          1,364          244      241        1,608      1,849
 I-10 Central Distribution Center....    1              223          1,275          216      240        1,474      1,714
 I-35 Business Center................    4              663          3,773          837      663        4,610      5,273
 Landmark One Distribution Center....    1              341          1,933          389      341        2,322      2,663
 Macro Distribution Center...........    1              225          1,282          227      225        1,509      1,734
 Perrin Creek Corporate Center.......    6            1,547             --        9,879    1,634        9,792     11,426
 San Antonio Distribution Center I...   13            2,154         12,247        3,077    2,154       15,324     17,478
 San Antonio Distribution Center II..    3              945             --        5,769      885        5,829      6,714
 San Antonio Distribution Center III.    8            2,539          9,684        7,307    2,720       16,810     19,530
 Tri-County Distribution Center......    1              496             --        5,838      680        5,654      6,334
 Woodlake Distribution Center........    2              248          1,405          122      248        1,527      1,775

Seattle, Washington
 Andover East Business Center........    2              535          3,033          255      535        3,288      3,823
 Fife Corporate Center...............    3            4,059             --       10,274    4,209       10,124     14,333
 Kent Corporate Center...............    2    (h)     2,882          1,987        8,502    3,216       10,155     13,371
 Park at Woodinville A...............    5    (f)     1,905         10,797          195    1,905       10,992     12,897
 Van Doren's Distribution Center.....    3    (h)     3,663             --       12,823    4,108       12,378     16,486

South Bay (San Francisco), California
 Bayside Business Center.............    2    (h)     2,088             --        4,446    2,088        4,446      6,534
 Bayside Corporate Center............    7    (h)     4,365             --       15,729    4,365       15,729     20,094
 Bayside Plaza I.....................   12    (h)     5,212         18,008          875    5,216       18,879     24,095
 Bayside Plaza II....................    2    (h)       634             --        2,826      634        2,826      3,460
 Gateway Corporate Center............   11   (f)(h)   7,575         24,746        4,438    7,575       29,184     36,759
 Mowry Business Center...............    4            5,933             --       18,163    7,815       16,281     24,096
 North First Distribution Center.....    1            1,171          6,638           38    1,171        6,676      7,847
 Overlook Distribution Center........    1            1,552          8,794           --    1,552        8,794     10,346
 Shoreline Business Center...........    8    (h)     4,328         16,101          489    4,328       16,590     20,918
 Shoreline Business Center II........    2    (h)       922             --        4,643      922        4,643      5,565
 Spinnaker Business Center...........   12    (h)     7,043         25,220        1,282    7,043       26,502     33,545
 Thornton Business Center............    5    (f)     3,988         11,706        6,278    3,989       17,983     21,972
 Trimble Distribution Center.........    5            2,836         16,067        1,082    2,836       17,149     19,985

St. Louis, Missouri
 Earth City Industrial Center........   10    (f)     5,750         19,144       11,801    5,886       30,809     36,695
 Hazelwood Distribution Center.......    2    (f)       830          4,707           82      831        4,788      5,619
 Westport Distribution Center........    3    (f)       761          4,310          247      761        4,557      5,318

Tampa, Florida
 Adamo Distribution Center...........    1              105            595          334      105          929      1,034
 Clearwater Distribution Center......    2    (g)        92            524           88       92          612        704
 Commerce Park Distribution Center...    4              811          4,597          708      811        5,305      6,116
 Eastwood Distribution Center........    1    (g)       122            690           95      122          785        907
 Joe's Creek Distribution Center.....    2    (g)       161            909          134      160        1,044      1,204
 Lakeland Distribution Center........    1              938          5,313          578      938        5,891      6,829
 Orchid Lake Industrial Center.......    1               41            235           12       41          247        288
 Plant City Distribution Center......    1    (g)       206          1,169          125      206        1,294      1,500
 Sabal Park Distribution Center......    7    (d)     2,449          6,224       11,308    2,678       17,303     19,981
 Silo Bend Distribution Center.......    4    (g)     2,887         16,358          976    2,887       17,334     20,221
 Silo Bend Industrial Center.........    1    (g)       525          2,975          363      525        3,338      3,863
 St. Petersburg Service Center.......    1               35            197           22       35          219        254
 Tampa East Distribution Center......   11    (g)     2,700         15,302        2,463    2,700       17,765     20,465
 Tampa East Industrial Center........    2    (g)       332          1,880          329      332        2,209      2,541
 Tampa West Distribution Center......   15   (f)(g)   3,273         18,659        2,480    3,319       21,093     24,412


                                      Accumulated     Date of
                                      Depreciation Construction/
Description                               (c)       Acquisition
-----------                           ------------ --------------
 Distribution Drive Center...........   $  (795)        1992
 Downtown Distribution Center........      (334)        1994
 I-10 Central Distribution Center....      (377)        1992
 I-35 Business Center................      (996)        1993
 Landmark One Distribution Center....      (409)        1994
 Macro Distribution Center...........      (354)        1993
 Perrin Creek Corporate Center.......    (1,130)     1995,1996
 San Antonio Distribution Center I...    (3,743)   1992,1993,1994
 San Antonio Distribution Center II..    (1,099)        1994
 San Antonio Distribution Center III.    (1,662)   1996,1998,1999
 Tri-County Distribution Center......        --         1997
 Woodlake Distribution Center........      (292)        1994

Seattle, Washington
 Andover East Business Center........      (594)        1994
 Fife Corporate Center...............    (1,075)        1996
 Kent Corporate Center...............    (1,696)        1995
 Park at Woodinville A...............      (257)        1999
 Van Doren's Distribution Center.....      (997)   1995,1997,1999

South Bay (San Francisco), California
 Bayside Business Center.............      (566)        1996
 Bayside Corporate Center............    (2,862)     1995,1996
 Bayside Plaza I.....................    (3,815)        1993
 Bayside Plaza II....................      (824)        1994
 Gateway Corporate Center............    (6,159)     1993,1996
 Mowry Business Center...............      (919)     1997,1998
 North First Distribution Center.....      (159)        1999
 Overlook Distribution Center........      (208)        1999
 Shoreline Business Center...........    (3,369)        1993
 Shoreline Business Center II........    (1,046)        1995
 Spinnaker Business Center...........    (5,415)        1993
 Thornton Business Center............    (3,062)     1993,1996
 Trimble Distribution Center.........    (3,386)        1994

St. Louis, Missouri
 Earth City Industrial Center........    (1,917)   1997,1998,1999
 Hazelwood Distribution Center.......      (192)     1997,1999
 Westport Distribution Center........      (359)        1997

Tampa, Florida
 Adamo Distribution Center...........      (104)        1995
 Clearwater Distribution Center......      (106)        1994
 Commerce Park Distribution Center...      (880)        1994
 Eastwood Distribution Center........      (139)        1994
 Joe's Creek Distribution Center.....      (188)        1994
 Lakeland Distribution Center........    (1,084)        1994
 Orchid Lake Industrial Center.......       (43)        1994
 Plant City Distribution Center......      (215)        1994
 Sabal Park Distribution Center......    (1,068)   1996,1997,1998
 Silo Bend Distribution Center.......    (2,869)        1994
 Silo Bend Industrial Center.........      (569)        1994
 St. Petersburg Service Center.......       (37)        1994
 Tampa East Distribution Center......    (3,004)        1994
 Tampa East Industrial Center........      (362)        1994
 Tampa West Distribution Center......    (3,570)     1994,1995

                                PROLOGIS TRUST

                                                                                  Costs     Gross Amounts At Which Carried
                                                      Initial Cost to ProLogis Capitalized      as of December 31, 1999
                                                      ------------------------ Subsequent  ---------------------------------
                                       No. of Encum--             Building &       To                Building &     Total
Description                            Bldgs. brances   Land     Improve-ments Acquisition   Land   Improve-ments   (a,b)
-----------                            ------ ------- --------   ------------- ----------- -------- ------------- ----------
 Tampa West Industrial Center.........     4    (g)   $    437    $      471   $    5,647  $    717  $    5,838   $    6,555
 Tampa West Service Center............     3    (g)        613         3,472          312       613       3,784        4,397

Tijuana, Mexico
 Tijuana Industrial Center............     2             2,389            --        6,784     3,121       6,052        9,173

Tulsa, Oklahoma
 52nd Street Distribution Center......     1               340         1,924          207       340       2,131        2,471
 70th East Distribution Center........     1               129           733          316       129       1,049        1,178
 Expressway Distribution Center.......     4               573         3,280          736       573       4,016        4,589
 Henshaw Distribution Center..........     3               500         2,829          187       499       3,017        3,516

Warsaw, Poland
 Blonie Industrial Park...............     1             1,378            --        7,602     1,450       7,530        8,980
 Warsaw Industrial Center.............     4             2,668        24,586        3,192       824      29,622       30,446

Washington, D.C./Baltimore, Maryland
   Airport Commons Distribution
    Center............................     2    (d)      2,320            --        9,244     2,360       9,204       11,564
 Ardmore Distribution Center..........     3             1,431         8,110          649     1,431       8,759       10,190
 Ardmore Industrial Center............     2               984         5,581          784       985       6,364        7,349
 Concorde Industrial Center...........     4    (d)      1,538         8,717          920     1,538       9,637       11,175
 De Soto Business Park................     5             1,774        10,055        3,648     1,774      13,703       15,477
 Eisenhower Industrial Center.........     3    (d)      1,240         7,025        1,535     1,240       8,560        9,800
 Fleet Distribution Center............     8    (d)      3,198        18,121        1,345     3,198      19,466       22,664
 Gateway Distribution Center..........     3               774            --        7,293     1,410       6,657        8,067
 Hampton Central Distribution Center..     3             3,067            --       16,804     4,619      15,252       19,871
 Meadowridge Distribution Center......     1    (d)      1,757            --        5,675     1,897       5,535        7,432
 Patapsco Distribution Center.........     1               270         1,528        1,074       270       2,602        2,872
 Sunnyside Industrial Center..........     3             1,541         8,733        1,360     1,541      10,093       11,634

Other.................................     3    (g)        994         5,664            8       994       5,672        6,666
                                       -----          --------    ----------   ----------  --------  ----------   ----------
     Total Operating Properties....... 1,328          $676,530    $2,577,782   $1,346,024  $736,604  $3,863,732   $4,600,336
                                       -----          --------    ----------   ----------  --------  ----------   ----------

Facilities Under Development

Amsterdam, Netherlands
 Schiphol Distribution Center.........                   3,269            --        1,765     5,034          --        5,034

Atlanta, Georgia
 Atlanta NE at Sugarloaf..............                     203            --        1,424     1,627          --        1,627

Charlotte, North Carolina
 Charlotte Distribution Center........                     895            --        3,545     4,440          --        4,440

Cincinnati, Ohio
 Union Center Commerce Park...........                     681            --        3,677     4,358          --        4,358

Cologne, Germany
 Cologne Eifeltor Distribution Center.                   2,443            --          648     3,091          --        3,091

Columbus, Ohio
  Capital Park South Distribution
   Center.............................                   2,203            --        3,251     5,454          --        5,454



                                       Accumulated     Date of
                                       Depreciation Construction/
Description                                (c)       Acquisition
-----------                            ------------ --------------
 Tampa West Industrial Center.........  $    (583)  1994,1996,1998
 Tampa West Service Center............       (635)       1994

Tijuana, Mexico
 Tijuana Industrial Center............       (179)       1999

Tulsa, Oklahoma
 52nd Street Distribution Center......       (393)       1994
 70th East Distribution Center........       (167)       1994
 Expressway Distribution Center.......       (910)       1993
 Henshaw Distribution Center..........       (538)       1994

Warsaw, Poland
 Blonie Industrial Park...............         --        1999
 Warsaw Industrial Center.............     (1,549)       1998

Washington, D.C./Baltimore, Maryland
   Airport Commons Distribution
    Center............................       (906)       1997
 Ardmore Distribution Center..........     (1,460)       1994
 Ardmore Industrial Center............     (1,032)       1994
 Concorde Industrial Center...........     (1,469)       1995
 De Soto Business Park................     (2,005)       1996
 Eisenhower Industrial Center.........     (1,485)       1994
 Fleet Distribution Center............     (2,625)       1996
 Gateway Distribution Center..........       (277)       1998
 Hampton Central Distribution Center..       (930)  1996,1997,1999
 Meadowridge Distribution Center......       (303)       1998
 Patapsco Distribution Center.........       (373)       1995
 Sunnyside Industrial Center..........     (1,724)       1994

Other.................................       (383)    1994,1999
                                        ---------
     Total Operating Properties.......  $(366,703)
                                        ---------

Facilities Under Development

Amsterdam, Netherlands
 Schiphol Distribution Center.........         --        1998

Atlanta, Georgia
 Atlanta NE at Sugarloaf..............         --        1998

Charlotte, North Carolina
 Charlotte Distribution Center........         --        1996

Cincinnati, Ohio
 Union Center Commerce Park...........         --        1997

Cologne, Germany
 Cologne Eifeltor Distribution Center.         --        1998

Columbus, Ohio
  Capital Park South Distribution
   Center.............................         --        1996


                                PROLOGIS TRUST

                                                                                 Costs    Gross Amounts At Which Carried
                                                     Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                     ------------------------ Subsequent  ------------------------------
                                      No. of Encum--             Building &       To                Building &    Total
Description                           Bldgs. brances   Land     Improve-ments Acquisition   Land   Improve-ments  (a,b)
-----------                           ------ -------  ------    ------------- ----------- -------  ------------- -------
Dallas/Fort Worth, Texas
 Arlington Corporate Center..........                $1,906          $--        $   639   $ 2,545       $--      $ 2,545
 Freeport Corporate Center...........                 2,173           --          1,569     3,742        --        3,742

Denver, Colorado
 Upland Distribution Center..........                 1,128           --          3,182     4,310        --        4,310

East Bay (San Francisco), California
 Patterson Pass Business Center......                 1,277           --          3,645     4,922        --        4,922

El Paso, Texas
 Northwestern Corporate Center.......                    84           --            327       411        --          411
 Vista Del Sol Industrial Center III.                 1,365           --          2,288     3,653        --        3,653

Fort Lauderdale/Miami, Florida
 Port Lauderdale Distribution Center.                 2,509           --          5,004     7,513        --        7,513

I-95 Corridor, New Jersey
 Cranbury Business Park..............                 1,496           --         10,465    11,961        --       11,961
 Meadowland Industrial Center........                 1,600           --          6,772     8,372        --        8,372

Juarez, Mexico
 Salvacar Industrial Center..........                   490           --          1,588     2,078        --        2,078

Las Vegas, Nevada
 Las Vegas Corporate Center..........                 1,053           --            908     1,961        --        1,961

Los Angeles/Orange County, California
 Milliken Distribution Center........                 5,963           --          1,771     7,734        --        7,734

Louisville, Kentucky
 Airpark Commerce Center.............                   700           --          4,359     5,059        --        5,059
 Riverport Distribution Center.......                   842           --          8,701     9,543        --        9,543

Lyon, France
 Isle d'Abeau Distribution Center....                   739           --          7,433     8,172        --        8,172

Memphis, Tennessee
 Memphis Industrial Park.............                   655           --          1,141     1,796        --        1,796

Monterrey, Mexico
 Monterrey Industrial Park...........                   867           --          2,689     3,556        --        3,556

Nashville, Tennessee
 Nashville/I-24 Distribution Center..                   396           --          5,643     6,039        --        6,039



                                      Accumulated     Date of
                                      Depreciation Construction/
Description                               (c)       Acquisition
-----------                           ------------ -------------
Dallas/Fort Worth, Texas
 Arlington Corporate Center..........     $--          1999
 Freeport Corporate Center...........      --          1997

Denver, Colorado
 Upland Distribution Center..........      --          1994

East Bay (San Francisco), California
 Patterson Pass Business Center......      --          1999

El Paso, Texas
 Northwestern Corporate Center.......      --          1991
 Vista Del Sol Industrial Center III.      --          1999

Fort Lauderdale/Miami, Florida
 Port Lauderdale Distribution Center.      --          1998

I-95 Corridor, New Jersey
 Cranbury Business Park..............      --          1997
 Meadowland Industrial Center........      --          1997

Juarez, Mexico
 Salvacar Industrial Center..........      --          1997

Las Vegas, Nevada
 Las Vegas Corporate Center..........      --          1995

Los Angeles/Orange County, California
 Milliken Distribution Center........      --          1998

Louisville, Kentucky
 Airpark Commerce Center.............      --          1998
 Riverport Distribution Center.......      --          1998

Lyon, France
 Isle d'Abeau Distribution Center....      --          1998

Memphis, Tennessee
 Memphis Industrial Park.............      --          1997

Monterrey, Mexico
 Monterrey Industrial Park...........      --          1998

Nashville, Tennessee
 Nashville/I-24 Distribution Center..      --          1996


                                PROLOGIS TRUST

                                                                                 Costs    Gross Amounts At Which Carried
                                                     Initial Cost to ProLogis Capitalized     as of December 31, 1999
                                                     ------------------------ Subsequent  -------------------------------
                                      No. of Encum--             Building &       To                Building &    Total
Description                           Bldgs. brances   Land     Improve-ments Acquisition   Land   Improve-ments  (a,b)
-----------                           ------ -------  -------   ------------- ----------- -------- ------------- --------
Paris, France
 Aulnay Distribution Center..........                $ 4,474         $--       $  6,647   $ 11,121      $--      $ 11,121
 Senart Distribution Center..........                  1,515          --            190      1,705       --         1,705

Reno, Nevada
 Damonte Ranch Distribution Center...                  4,579          --         17,036     21,615       --        21,615

Reynosa, Mexico
 Colonial Industrial Center..........                    666          --             42        708       --           708
 Del Norte Industrial Center II......                    675          --            567      1,242       --         1,242
 Reynosa Industrial Center III.......                    401          --          2,588      2,989       --         2,989

Rotterdam, Netherlands
 Moerdijk Distribution Center........                  1,469          --            674      2,143       --         2,143

Salt Lake City, Utah
 Crossroads Corporate Center.........                    642          --          2,546      3,188       --         3,188

San Antonio, Texas
 Tri-County Distribution Center......                    672          --          3,486      4,158       --         4,158

Tampa, Florida
 Sabal Park Distribution Center......                    728          --            783      1,511       --         1,511

Tijuana, Mexico
 Tijuana Industrial Center...........                  3,216          --          2,058      5,274       --         5,274

Warsaw, Poland
 Teresin Distribution Center.........                  4,086          --             --      4,086       --         4,086

Washington D.C./Baltimore, Maryland
 Meadowridge Distribution Center.....                  2,995          --          6,063      9,058       --         9,058
                                                      -------        ---       --------   --------      ---      --------
     Total Facilities Under
       Development...................                 61,055          --        125,114    186,169       --       186,169
                                                      -------        ---       --------   --------      ---      --------

Land Held for Development

Amsterdam, Netherlands
 Tilburg Distribution Center.........                  3,000          --            517      3,517       --         3,517

Atlanta, Georgia
 Atlanta NE at Sugarloaf.............                     90          --             37        127       --           127
 Atlanta West Distribution Center....                    713          --             39        752       --           752
 Breckenridge Distribution Center....                  5,378          --              9      5,387       --         5,387
 Riverside Distribution Center.......                  1,107          --             96      1,203       --         1,203

Austin, Texas
 Corridor Park Corporate Center......                  1,289          --             89      1,378       --         1,378
 Southpark Corporate Center..........                    525          --             63        588       --           588
 Walnut Creek Corporate Center.......                    135          --             40        175       --           175

Charlotte, North Carolina
 Charlotte Distribution Center South.                    666          --          1,429      2,095       --         2,095
 Interstate North Business Park......                    343          --              8        351       --           351

Chicago, Illinois
 Bloomingdale 100 Business Center....                  4,857          --          2,879      7,736       --         7,736


                                      Accumulated     Date of
                                      Depreciation Construction/
Description                               (c)       Acquisition
-----------                           ------------ -------------
Paris, France
 Aulnay Distribution Center..........     $--          1999
 Senart Distribution Center..........      --          1999

Reno, Nevada
 Damonte Ranch Distribution Center...      --          1998

Reynosa, Mexico
 Colonial Industrial Center..........      --          1999
 Del Norte Industrial Center II......      --          1998
 Reynosa Industrial Center III.......      --          1998

Rotterdam, Netherlands
 Moerdijk Distribution Center........      --          1998

Salt Lake City, Utah
 Crossroads Corporate Center.........      --          1996

San Antonio, Texas
 Tri-County Distribution Center......      --          1999

Tampa, Florida
 Sabal Park Distribution Center......      --          1997

Tijuana, Mexico
 Tijuana Industrial Center...........      --          1998

Warsaw, Poland
 Teresin Distribution Center.........      --          1999

Washington D.C./Baltimore, Maryland
 Meadowridge Distribution Center.....      --          1996
                                          ---
     Total Facilities Under
       Development...................      --
                                          ---

Land Held for Development

Amsterdam, Netherlands
 Tilburg Distribution Center.........      --          1999

Atlanta, Georgia
 Atlanta NE at Sugarloaf.............      --          1998
 Atlanta West Distribution Center....      --          1994
 Breckenridge Distribution Center....      --        1997,1998
 Riverside Distribution Center.......      --          1996

Austin, Texas
 Corridor Park Corporate Center......      --          1994
 Southpark Corporate Center..........      --          1996
 Walnut Creek Corporate Center.......      --        1994,1996

Charlotte, North Carolina
 Charlotte Distribution Center South.      --          1997
 Interstate North Business Park......      --          1997

Chicago, Illinois
 Bloomingdale 100 Business Center....      --          1997

                                PROLOGIS TRUST

                                                                                 Costs    Gross Amounts At Which Carried
                                                     Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                     ------------------------ Subsequent  ------------------------------
                                      No. of Encum--             Building &       To                Building &    Total
Description                           Bldgs. brances   Land     Improve-ments Acquisition   Land   Improve-ments  (a,b)
-----------                           ------ -------  ------    ------------- ----------- -------  ------------- -------
 Bolingbrook Distribution Center.....                $4,621          $--        $   95    $ 4,716      $ --      $ 4,716
 O'Hare Cargo Distribution Center....                 8,949           --         4,615     13,564        --       13,564
 Remington Lakes Business Park.......                 3,236           --           304      3,540        --        3,540

Cincinnati, Ohio
  Airpark International Distribution
   Center............................                 1,771           --           461      2,232        --        2,232
 Union Center Commerce Park..........                 1,595           --           348      1,943        --        1,943

Columbus, Ohio
  Capital Park South Distribution
   Center............................                 2,735           --            28      2,763        --        2,763
  International Street Commerce
   Center............................                   101           --             8        109        --          109

Dallas/Fort Worth, Texas
 Freeport Corporate Center...........                 1,705           --            10      1,715        --        1,715
 Great Southwest Industrial Center I.                   492           --            52        544        --          544
 Plano Distribution Center...........                 1,165           --            --      1,165        --        1,165
 Royal Lane Distribution Center......                 1,010           --            --      1,010        --        1,010

Denver, Colorado
 Denver Business Center Land.........                   856           --            --        856        --          856
 Upland Distribution Center I........                   519           --            31        550        --          550

Detroit, Michigan
 Huron Commerce Center I.............                 2,801           --            17      2,818        --        2,818

East Bay (San Francisco), California
 Patterson Pass Business Center......                 5,079           --            --      5,079        --        5,079

El Paso, Texas
 Northwestern Corporate Center.......                 2,545           --         1,170      3,715        --        3,715
 Vista Corporate Center..............                   351           --           123        474        --          474
 Vista Del Sol Industrial Center.....                 1,727           --           273      2,000        --        2,000
 Vista Del Sol Industrial Center III.                   306           --            --        306        --          306

Fort Lauderdale/Miami, Florida
 Center Port Land....................                 1,006           --           214      1,220        --        1,220

Houston, Texas
 Jersey Village Corporate Center.....                 3,217           --         1,045      4,262        --        4,262
 West by Northwest Industrial Center.                   812           --           216      1,028        --        1,028

I-95 Corridor, New Jersey
 Cranbury Business Park..............                 4,895           --           194      5,089        --        5,089

Indianapolis, Indiana
 Airport Business Center.............                 4,056           --           100      4,156        --        4,156
 Lebanon Commerce Park Land..........                   827           --           666      1,493        --        1,493
  North by Northeast Distribution
   Center............................                   437           --            54        491        --          491
 Plainfield Park Distribution Center.                 1,082           --           568      1,650        --        1,650

Juarez, Mexico                                                                                           --
 Los Aztecas Industrial Center.......                   669           --            --        669        --          669
 Salvacar Industrial Park............                 1,993           --           247      2,240        --        2,240

Kansas City, Missouri
 Executive Park......................                 1,267           --           244      1,511        --        1,511



                                      Accumulated      Date of
                                      Depreciation  Construction/
Description                               (c)        Acquisition
-----------                           ------------ ---------------
 Bolingbrook Distribution Center.....     $ --          1999
 O'Hare Cargo Distribution Center....       --        1996,1997
 Remington Lakes Business Park.......       --          1997

Cincinnati, Ohio
  Airpark International Distribution
   Center............................       --          1999
 Union Center Commerce Park..........       --          1997

Columbus, Ohio
  Capital Park South Distribution                  1994,1995,1996,
   Center............................       --     1997,1998,1999
  International Street Commerce
   Center............................       --          1996

Dallas/Fort Worth, Texas
 Freeport Corporate Center...........       --          1999
 Great Southwest Industrial Center I.       --          1996
 Plano Distribution Center...........       --          1999
 Royal Lane Distribution Center......       --          1997

Denver, Colorado
 Denver Business Center Land.........       --          1998
 Upland Distribution Center I........       --        1994,1997

Detroit, Michigan
 Huron Commerce Center I.............       --          1999

East Bay (San Francisco), California
 Patterson Pass Business Center......       --          1999

El Paso, Texas
 Northwestern Corporate Center.......       --        1991,1992
 Vista Corporate Center..............       --          1993
 Vista Del Sol Industrial Center.....       --        1994,1996
 Vista Del Sol Industrial Center III.       --          1999

Fort Lauderdale/Miami, Florida
 Center Port Land....................       --          1998

Houston, Texas
 Jersey Village Corporate Center.....       --          1997
 West by Northwest Industrial Center.       --          1993

I-95 Corridor, New Jersey
 Cranbury Business Park..............       --        1997,1999

Indianapolis, Indiana
 Airport Business Center.............       --          1999
 Lebanon Commerce Park Land..........       --          1998
  North by Northeast Distribution
   Center............................       --          1994
 Plainfield Park Distribution Center.       --          1996

Juarez, Mexico
 Los Aztecas Industrial Center.......       --          1999
 Salvacar Industrial Park............       --          1997

Kansas City, Missouri
 Executive Park......................       --          1998


                                PROLOGIS TRUST

                                                                                  Costs    Gross Amounts At Which Carried
                                                      Initial Cost to ProLogis Capitalized    as of December 31, 1999
                                                      ------------------------ Subsequent  ------------------------------
                                       No. of Encum--             Building &       To                Building &    Total
Description                            Bldgs. brances   Land     Improve-ments Acquisition  Land    Improve-ments  (a,b)
-----------                            ------ -------  ------    ------------- ----------- ------   ------------- ------
Las Vegas, Nevada
 Black Mountain Distribution Center...                $2,845          $--        $  164    $3,009       $ --      $3,009
 Hughes Airport Center................                   263           --            11       274         --         274
 Las Vegas Corporate Center...........          (h)    4,015           --            44     4,059         --       4,059

Le Havre, France
 Le Havre.............................                 1,135           --            --     1,135         --       1,135

Los Angeles/Orange County, California
 Anaheim Industrial Center............                 3,103           --             3     3,106         --       3,106
 Magnolia Business Center.............                 4,232           --            27     4,259         --       4,259
 Ontario Distribution Center..........                 1,565           --           176     1,741         --       1,741

Louisville, Kentucky
  Riverport Distribution Center.......                   780           --            28       808         --         808
Memphis, Tennessee
 Memphis Industrial Park..............                 1,000           --           975     1,975         --       1,975

Milan, Italy
 Piacenza Distribution Center.........                   394           --         1,234     1,628         --       1,628
Monterrey, Mexico
 Monterrey Industrial Park............                   126           --            --       126         --         126

Orlando, Florida
 Orlando Central Park.................                 2,152           --           637     2,789         --       2,789

Paris, France
 Annecy Distribution Center...........                    --           --           216        --         --          --
 Aulnay Distribution Center...........                 1,170           --           240     1,410         --       1,410
Portland, Oregon
 Jennifer Distribution Center.........                 2,139           --           718     2,857         --       2,857

Reno, Nevada
 Damonte Ranch........................                 5,949           --         1,827     7,776         --       7,776
 Golden Valley Distribution Center....                   347           --           602       949         --         949

Reynosa, Mexico
 Del Norte Industrial Center II.......                   643           --            --       643         --         643
 Reynosa Industrial Center III........                 1,449           --            --     1,449         --       1,449
 Reynosa Industrial Park..............                   362           --            31       393         --         393

Rio Grande Valley, Texas
 Rio Grande Distribution Center.......                   429           --            10       439         --         439

Rotterdam, Netherlands
 DistriPark Maasvlakte................                    --           --            16        --         --          --
 Moerdijk Distribution Center.........                 1,057           --           451     1,508         --       1,508

Salt Lake City, Utah
 Centennial Distribution Center.......                   824           --           105       929         --         929
 Clearfield Industrial Center.........                   125           --            14       139         --         139
 Salt Lake International Distribution
   Center.............................                   746           --         1,096     1,842         --       1,842

San Antonio, Texas
 Coliseum Distribution Center.........                   611           --           335       946         --         946
 Landmark.............................                   127           --             5       132         --         132
 Perrin Creek Corporate Center........                 2,637           --           243     2,880         --       2,880
 San Antonio Distribution Center III..                   458           --            56       514         --         514


                                       Accumulated     Date of
                                       Depreciation Construction/
Description                                (c)       Acquisition
-----------                            ------------ --------------
Las Vegas, Nevada
 Black Mountain Distribution Center...     $--        1995,1996
 Hughes Airport Center................      --           1997
 Las Vegas Corporate Center...........      --      1993,1995,1997

Le Havre, France
 Le Havre.............................      --           1999

Los Angeles/Orange County, California
 Anaheim Industrial Center............      --           1999
 Magnolia Business Center.............      --           1999
 Ontario Distribution Center..........      --           1999

Louisville, Kentucky
  Riverport Distribution Center.......      --        1998,1999
Memphis, Tennessee
 Memphis Industrial Park..............      --           1997

Milan, Italy
 Piacenza Distribution Center.........      --           1999
Monterrey, Mexico
 Monterrey Industrial Park............      --           1998

Orlando, Florida
 Orlando Central Park.................      --           1996

Paris, France
 Annecy Distribution Center...........      --           1999
 Aulnay Distribution Center...........      --           1999
Portland, Oregon
 Jennifer Distribution Center.........      --           1997

Reno, Nevada
 Damonte Ranch........................      --           1998
 Golden Valley Distribution Center....      --           1995

Reynosa, Mexico
 Del Norte Industrial Center II.......      --           1999
 Reynosa Industrial Center III........      --           1998
 Reynosa Industrial Park..............      --           1999

Rio Grande Valley, Texas
 Rio Grande Distribution Center.......      --           1995

Rotterdam, Netherlands
 DistriPark Maasvlakte................      --           1999
 Moerdijk Distribution Center.........      --           1999

Salt Lake City, Utah
 Centennial Distribution Center.......      --           1996
 Clearfield Industrial Center.........      --           1997
 Salt Lake International Distribution
   Center.............................      --        1994,1995

San Antonio, Texas
 Coliseum Distribution Center.........      --           1994
 Landmark.............................      --           1997
 Perrin Creek Corporate Center........      --           1996
 San Antonio Distribution Center III..      --           1996

                                PROLOGIS TRUST

                                                                            Costs      Gross Amounts At Which Carried
                                                Initial Cost to ProLogis Capitalized       as of December 31, 1999
                                                ------------------------ Subsequent  -----------------------------------
                                 No. of Encum--             Building &       To                  Building &     Total
Description                      Bldgs. brances   Land     Improve-ments Acquisition    Land    Improve-ments   (a,b)
-----------                      ------ ------- --------   ------------- ----------- ---------- ------------- ----------

Seattle, Washington
 Port of Tacoma.................                $  1,539    $       --   $      378  $    1,917  $       --   $    1,917

Tampa, Florida
 Sabal Park Distribution Center.                   1,170            --          150       1,320          --        1,320
 Tampa East Distribution Center.                   2,711            --           --       2,711          --        2,711

Tijuana, Mexico
 Tijuana Industrial Center......                   2,736            --          134       2,870          --        2,870

Warsaw, Poland
 Blonie Industrial Park.........                   1,118            --        1,922       3,040          --        3,040

Washington, D.C./Baltimore,
 Maryland.......................
 Meadowridge
   Distribution Center..........                     865            --          289       1,154          --        1,154
 Troy Hill Distribution Center..                   4,483            --           37       4,520          --        4,520
                                                --------    ----------   ----------  ----------  ----------   ----------
     Total Land Held for
       Development..............                 135,233            --       28,463     163,696          --      163,696
                                                --------    ----------   ----------  ----------  ----------   ----------
GRAND TOTAL.....................                $872,818    $2,577,782   $1,499,601  $1,086,469  $3,863,732   $4,950,201
                                           =    ========    ==========   ==========  ==========  ==========   ==========


                                 Accumulated     Date of
                                 Depreciation Construction/
Description                          (c)       Acquisition
-----------                      ------------ -------------

Seattle, Washington
 Port of Tacoma.................  $      --       1998

Tampa, Florida
 Sabal Park Distribution Center.         --     1995,1997
 Tampa East Distribution Center.         --       1994

Tijuana, Mexico
 Tijuana Industrial Center......         --       1998

Warsaw, Poland
 Blonie Industrial Park.........         --       1998

Washington, D.C./Baltimore,
 Maryland.......................
 Meadowridge
   Distribution Center..........         --       1996
 Troy Hill Distribution Center..         --       1999
                                  ---------
     Total Land Held for
       Development..............         --
                                  ---------
GRAND TOTAL.....................  $(366,703)
                                  =========

--------
(a) Reconciliation of total cost to real estate balance sheet caption as of December 31, 1999 (in thousands):

             Total per Schedule III.......................... $4,950,201
             Minority interest in real estate company........      7,665
             Capitalized preacquisition costs................     17,085
                                                              ----------
                    Total real estate........................ $4,974,951(i)
                                                              ==========

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

                                PROLOGIS TRUST

     Real estate
        Balance at beginning of year.......................... $3,657,500
        Additions, including development completions..........  2,196,374
        Dispositions..........................................   (848,844)
        Change in construction in progress balance............    (29,135)
        Change in capitalized preacquisition costs balance....       (944)
                                                               ----------
        Balance at end of year................................ $4,974,951
                                                               ==========
     Accumulated depreciation
        Balance at beginning of year.......................... $  254,288
        Depreciation expense..................................    134,055
        Accumulated depreciation associated with dispositions.    (21,640)
                                                               ----------
        Balance at end of year................................ $  366,703
                                                               ==========

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Group Incorporated, a Maryland corporation, and the undersigned Directors and Officers of Security Capital Group Incorporated, hereby constitutes and appoints William D. Sanders, C. Ronald Blankenship, Thomas G. Wattles, Paul E. Szurek, James C. Swaim and Jeffrey A. Klopf its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SECURITY CAPITAL GROUP INCORPORATED

                                          By:       /s/    WILLIAM D. SANDERS
                                            -----------------------------------
                                                     William D. Sanders
                                                Chairman, Director and Chief
                                                Executive Officer (Principal
                                                     Executive Officer)

Date: March 29, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                     Date
          ---------                         -----                     ----
   /s/ WILLIAM D. SANDERS     Chairman, Director and             March 29, 2002
-----------------------------   Chief Executive Officer
     William D. Sanders         (Principal Executive Officer)
     /s/ PAUL E. SZUREK                                          March 29, 2002
----------------------------- Chief Financial Officer (Principal
       Paul E. Szurek           Financial Officer)
     /s/ JAMES C. SWAIM                                          March 29, 2002
----------------------------- Principal Accounting Officer
       James C. Swaim
  /s/ C. RONALD BLANKENSHIP                                      March 29, 2002
----------------------------- Director, Vice Chairman
    C. Ronald Blankenship
     /s/ HERMANN BUERGER                                         March 29, 2002
----------------------------- Director
       Hermann Buerger
   /s/ JOHN P. FRAZEE, JR.                                       March 29, 2002
----------------------------- Director
     John P. Frazee, Jr.
 /s/ CYRUS F. FREIDHEIM, JR.                                     March 29, 2002
----------------------------- Director
   Cyrus F. Freidheim, Jr.
   /s/ H. LAURANCE FULLER                                        March 29, 2002
----------------------------- Director
     H. Laurance Fuller
      /s/ JANET M. HILL                                          March 29, 2002
----------------------------- Director
        Janet M. Hill
       /s/ RAY L. HUNT                                           March 29, 2002
----------------------------- Director
         Ray L. Hunt
   /s/ JOHN T. KELLEY III
----------------------------- Director                           March 29, 2002
     John T. Kelley III
      /s/ JAY O. LIGHT
----------------------------- Director                           March 29, 2002
        Jay O. Light
    /s/ PETER S. WILLMOTT
----------------------------- Director                           March 29, 2002
      Peter S. Willmott

                               INDEX TO EXHIBITS

   Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
  No.                                           Document Description
-------                                         --------------------
 2.1    Agreement and Plan of Merger dated as of December 14, 2001, by and among Security Capital,
        General Electric Capital Corporation and EB Acquisition Corp (incorporated by reference to Exhibit
        99.1 to Security Capital's Current Report on Form 8-K filed on December 17, 2001).
 2.2    Transaction Agreement, dated as of September 26, 2000, among Security Capital Group Incorporated,
        SC Realty Incorporated and Security Capital U.S. Realty (incorporated by reference to Exhibit 10.1 to
        Security Capital's Current Report on Form 8-K filed on September 26, 2000).
 2.3    Purchase and Sale Agreement dated as of July 19, 2000 between Archstone Communities Trust and
        Security Capital (incorporated by reference to Exhibit 2 to Security Capital's Current Report on Form
        8-K, dated July 24, 2000).
 2.4    Purchase and Sale Agreement dated as of February 15, 2001 between Archstone Communities Trust and Security Capital (incorporated by reference to Exhibit 99.1 to Archstone's Current Report on
        Form 8-K, dated February 15, 2001).
 2.5    Underwriting Agreement dated as of February 22, 2001 among Security Capital, Archstone
        Communities Trust and underwriters named therein (incorporated by reference to Exhibit 1 to
        Security Capital's Schedule 13D, Amendment No.32, for Archstone, dated February 28, 2001).
 2.6    Agreement and Plan of Mergers, dated as of November 20, 2001, by and among BRE/Homestead
        Village L.L.C., Homestead Village Incorporated, Security Capital Lodging Incorporated and certain direct corporate subsidiaries of Homestead Village Incorporated (incorporated by reference to Exhibit
        2.1 for Security Capital's Current Report on Form 8-K filed November 30, 2001).
 2.7    Term Note, dated as of November 20, 2001, from BRE/HV Holdings L.L.C. to Security Capital
        Lodging Incorporated (incorporated by reference to Exhibit 10.1 for Security Capital's Current Report
        on Form 8-K filed November 30, 2001).
 2.8    Intercreditor Agreement, dated as of November 20, 2001, between Bear, Stearns Funding, Inc. and
        Security Capital Lodging Incorporated (incorporated by reference to Exhibit 10.2 for Security
        Capital's Current Report on Form 8-K filed November 30, 2001).
 2.9    Pledge Agreement, dated as of November 20, 2001, between Blackstone Hospitality Acquisitions III
        L.L.C. and Security Capital Lodging Incorporated (incorporated by reference to Exhibit 10.3 for
        Security Capital's Current Report on Form 8-K filed November 30, 2001).
 2.10   Pledge Agreement, dated as of November 20, 2001, between BRE/HV Holdings L.L.C. and Security
        Capital Lodging Incorporated (incorporated by reference to Exhibit 10.4 for Security Capital's
        Current Report on Form 8-K filed November 30, 2001).
 2.11   Purchase and Sale Agreement by and between Security Capital and CarrAmerica Realty Corporation, dated as of November 15, 2001 (incorporated by reference to Exhibit 17 to Security Capital's
        Schedule 13D, Amendment No. 18, for CarrAmerica dated November 16, 2001).
 2.12   Letter from Security Capital to CarrAmerica Realty Corporation, dated as of November 15, 2001
        (incorporated by reference to Exhibit 18 to Security Capital's Schedule 13D, Amendment No.18, for
        CarrAmerica dated November 16, 2001).

Exhibit
  No.                                            Document Description
-------                                          --------------------
 2.13   Underwriting Agreement, dated as of November 16, 2001, by and among CarrAmerica, Security
        Capital and underwriters name therein. (Incorporated by reference to the Current Report on Form 8-K, filed December 17, 2001 by CarrAmerica).
 2.14   Termination Agreement dated as of December 13, 2001, by and among Security Capital and
        CarrAmerica Realty Corporation (incorporated by reference to Exhibit 2.3 to Security Capital's
        Current Report on Form 8-K filed on December 26, 2001).
 2.15   Letter Agreement, dated September 7, 2001, between Security Capital and Storage USA, Inc.
        (incorporated by reference to Exhibit 14 to Schedule 13D, Amendment No. 16, filed by Security
        Capital for Storage USA, Inc. on October 9, 2001).
 2.16   Letter Agreement, dated October 31, 2001, among Storage USA, Inc., SUSA Partnership, L.P.,
        Storage USA Trust and Security Capital (incorporated by reference to Exhibit 16 to Schedule 13D,
        Amendment No. 17, filed by Security Capital for Storage USA, Inc. on October 31, 2001).
 2.17   Purchase and Sale Agreement, dated as of December 5, 2001, by and among Storage USA, Inc.,
        Storage USA Trust, SUSA Partnership, L.P. and Security Capital (incorporated by reference to
        Exhibit 22 to Schedule 13D, Amendment No. 21, filed by Security Capital for Storage USA, Inc. on
        December 6, 2001).
 2.18   Letter Agreement, dated January 17, 2002, among Storage USA, Inc., Storage USA Trust, SUSA
        Partnership, L.P. and Security Capital (incorporated by reference to Exhibit 27 to Schedule 13D,
        Amendment No. 23, filed by Security Capital for Storage USA, Inc. on January 17, 2002).
 3.1    Security Capital Articles of Amendment and Restatement (incorporated by reference to Exhibit to
        Security Capital's Registration Statement on Form S-11 (File No.333-26037))
 3.2    Security Capital Articles Supplementary - Series B Cumulative Convertible Redeemable Voting
        Preferred Stock (incorporated by reference to Exhibit 3 to Security Capital's Quarterly Report on
        Form 10-Q for the quarterly period ended March 31, 1998)
 3.3    Security Capital Articles Supplementary - 4,595,988 Shares of Class B Common Stock, filed with the
        Maryland State Department of Assessments and Taxation on October 3, 2000.
 3.4    Security Capital Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to Security
        Capital's Registration Statement on Form S-11 (File No.333-26037))
 3.5    Bylaw Amendments (incorporated by reference to Exhibit 3.1 to Security Capital's Current Report on
        Form 8-K, dated December 10, 1998)
 3.6    Bylaw Amendments (incorporated by reference to Exhibit 3.1 to Security Capital's Current Report on
        Form 8-K, dated December 9, 1999)
 4.1    Rights Agreement, dated as of April 21, 1997, between Security Capital and The First National Bank of Boston, as rights Agent, including form of Rights Certificate (incorporated by reference to Exhibit
        4.1 to Security Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
        1997)
 4.2    First Amendment to Rights Agreement, dated as of October 31, 2001, by and among Security Capital and The First National Bank of Boston and EquiServe Trust Company, N.A.
 4.3    Amendment No. 2 to Rights Agreement, dated as of December 14, 2001, between Security Capital and EquiServe Trust Company, N.A.
 4.4    Form of stock certificate for shares of Class A common stock of Security Capital (incorporated by reference to Exhibit 4.4 to Security Capital's Registration Statement on Form S-11 (File No.333-
        26037))

Exhibit
  No.                                            Document Description
-------                                          --------------------
 4.5    Form of stock certificate for shares of Class B common stock of Security Capital (incorporated by reference to Exhibit 4.5 to Security Capital's Registration Statement on Form S-11 (File No. 333--
         26037))
 4.6    Form of 6.50% Convertible Subordinated Debentures due March 29, 2016 (incorporated by reference to Exhibit 4.7 to Security Capital's Registration Statement on Form S-11 (File No.333--26037))
 4.7    Exchange Agreement and Registration Rights Agreement, dated May 7, 1998, between Security
        Capital and Commerzbank Aktiengesellschaft, Grand Cayman Branch (incorporated by reference to
        Exhibits 4.1 and 4.2 to Security Capital's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)
 4.8    Indenture, dated June 18, 1998, from Security Capital to State Street Bank and Trust Company, as
        trustee (incorporated by reference to Exhibit 4.1 to Security Capital's Registration Statement on Form
        S-4 (File No.333-61401))
 4.9    Form of 6.95% Exchange Notes due 2005 (incorporated by reference to Exhibit 4.2 to Security
        Capital's Registration Statement on Form S-4 (File No.333-61401))
 4.10   Form of 7.15% Exchange Notes due 2007 (incorporated by reference to Exhibit 4.3 to Security
        Capital's Registration Statement on Form S-4 (File No.333-61401))
 4.11   Form of 7.70% Exchange Notes due 2028 (incorporated by reference to Exhibit 4.4 to Security
        Capital's Registration Statement on Form S-4 (File No.333-61401))
 4.12   Indenture, dated as of November 16, 1998, from Security Capital to State Street Bank and Trust
        Company, as trustee (incorporated by reference to Exhibit 4.10 to Security Capital's Annual Report
        on Form 10-K for the year ended December 31, 1998)
 4.13   Resolution of the Board of Directors of Security Capital adopted November 16, 1998, pursuant to
        Section 301 of the Indenture, dated as of November 16, 1998, from Security Capital to State Street
        Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.11 to Security Capital's
        Annual Report on Form 10-K for the year ended December 31, 1998)
 4.14   Form of Fixed Rate Note under the Indenture, dated as of November 16, 1998, from Security Capital to State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.12 to
        Security Capital's Annual Report on Form 10-K for the year ended December 31, 1998)
 4.15   Form of Floating Rate Note under the Indenture, dated as of November 16, 1998, from Security
        Capital to State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.13 to Security Capital's Annual Report on Form 10-K for the year ended December 31, 1998)
 4.16   Amended and Restated Credit Agreement, dated as of December 8, 2000 by and between Security
        Capital and Bank of America, N.A., The Chase Manhattan Bank, Wells Fargo Bank, National
        Association and Chase Securities Inc. (incorporated by reference to Exhibit 10.1 to Security Capital's
        Current Report on Form 8-K, dated January 16, 2001).
 4.17   Amended and Restated Credit Agreement, dated as of June 12, 2001, by and between Security Capital and Bank of America, N.A., the Chase Manhattan Bank, Wells Fargo Bank, National Association and
        Chase Securities, Inc. (incorporated by reference to Exhibit 4.1 to Security Capital's Quarterly Report
        on Form 10-Q for the quarterly period ended June 30, 2001).
 4.18   Amended and Restated Credit Agreement, dated as of August 31, 2001, by and between Security
        Capital and Bank of America, N.A., the Chase Manhattan Bank, Wells Fargo Bank, National
        Association and Chase Securities, Inc. (incorporated by reference to Exhibit 4.1 to Security Capital's
        Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

Exhibit
  No.                                            Document Description
-------                                          --------------------
 4.19   Term Loan Agreement, dated as of December 8, 2000 by and between Security Capital and Bank of
        America, N.A., The Chase Manhattan Bank, Wells Fargo Bank, National Association and Chase
        Securities Inc. (incorporated by reference to Exhibit 10.2 to Security Capital's Current Report on
        Form 8-K, dated January 16, 2001).
 4.20   Distribution Agreement, dated December 20, 2000, among Security Capital, J.P. Morgan Securities,
        Inc., Banc of America Securities LLC, Chase Securities, Deutsche Bank Securities Inc., First Union
        Securities, Inc., and Goldman, Sachs & Co., (incorporated by reference to Exhibit 1 to Security
        Capital's Current Report on Form 8-K, dated January 14, 2001).
 4.21   Resolution of the pricing committee of the Board of Directors of Security Capital dated December 1,
        2000 pursuant to Section 301 of the Indenture, dated November 16, 1998, from Security Capital to
        State Street Bank and Trust Company, as Trustee, establishing the Medium-Term Note, Series B
        Program (incorporated by reference to Exhibit 4.1 to Security Capital's Current Report on Form 8-K,
        dated January 8, 2001).
 4.22   Form of Medium-Term Note, Series B (Fixed Rate Note) due nine months or more from date of issue
        (incorporated by reference to Exhibit 4.2 to Security Capital's Current Report on Form 8-K, dated
        January 8, 2001).
 4.23   Form of Medium-Term Note, Series B (Floating Rate Note) due nine months or more from date of issue (incorporated by reference to Exhibit 4.3 to Security Capital's Current Report on Form 8-K,
        dated January 8, 2001).
 10.1   Third Amended and Restated Investor Agreement, dated September 9, 1997, between ProLogis and
        Security Capital (incorporated by reference to Exhibit 10.3 to Security Capital's Quarterly Report on
        Form 10-Q for the quarterly period ended September 30, 1997)
 10.2   Amendment Number 1, dated as of December 10, 2001, to the Third Amended and Restated Investor
        Agreement, dated as of September 9, 1997, by and between ProLogis and Security Capital
        (incorporated by reference to Exhibit 2 to Security Capital's Schedule 13D, Amendment No. 12, for
        ProLogis dated December 10, 2001).
 10.3   Letter Agreement, dated July 28, 2000, among Security Capital, CarrAmerica Realty Corporation and
        Carr Realty L.P. (incorporated by reference to Exhibit 14.2 to Schedule 13D, Amendment No.14, of
        Security Capital U.S. Realty related to CarrAmerica Realty Corporation dated September 27, 2000).
 10.4   Joint Filing Agreement, dated as of January 18, 2001, between Security Capital, SC Realty
        Incorporated and Security Capital Holdings S.A. (incorporated by reference to Exhibit 16 to Schedule
        13D, Amendment No. 15, filed by Security Capital for CarrAmerica Realty Corporation on January
        19, 2001).
 10.5   Letter Agreement, dated June 14, 2000, between Security Capital and Regency Realty Corporation
        (incorporated by reference to Exhibit 10.2 to Schedule 13D, Amendment No.10, of Security Capital
        U.S. Realty related to Regency Realty Corporation dated September 27, 2000).
 10.6   Joint Filing Agreement, dated as of January 18, 2001, between Security Capital, SC Realty
        Incorporated and Security Capital Holdings S.A., Arden Square Holdings S.a.r.l., Blossom Valley
        Holdings S.a.r.l., Coopers Street Plaza Holdings S.a.r.l., Dallas Holdings S.a.r.l., El Camino Holdings
        S.a.r.l. and Friars Mission Holdings S.a.r.l. (incorporated by reference to Exhibit 12 to Schedule 13D,
        Amendment No. 11, filed by Security Capital for Regency Centers Corporation on January 19, 2001).
 10.7   Letter Agreement, dated July 7, 2000, between Security Capital and Storage USA, Inc., (incorporated by reference to Exhibit 11 to the Schedule 13D, Amendment No. 11, of Security Capital U.S. Realty
        related to Storage USA, Inc., dated September 27, 2000).

Exhibit
  No.                                           Document Description
-------                                         --------------------
 10.8   Administrative Services Agreement, dated September 9, 1997, between Archstone and Security
        Capital (incorporated by reference to Exhibit 10.5 to Security Capital's Quarterly Report on Form 10-
        Q for the quarterly period ended September 30, 1997)
 10.9   Administrative Services Agreement, dated September 9, 1997, between ProLogis and Security Capital
        (incorporated by reference to Exhibit 10.6 to Security Capital's Quarterly Report on Form 10-Q for
        the quarterly period ended September 30, 1997)
 10.10  Form of Indemnification Agreement entered into between Security Capital and each of its directors and officers (incorporated by reference to Exhibit 10.26 to Security Capital's Registration Statement
        on Form S-11 (File No.333-26037))
 10.11  Security Capital Group Incorporated 1998 Long-Term Incentive Plan (incorporated by reference to
        Exhibit 10.11 on Security Capital's Annual Report on Form 10-K for the year ended December 31,
        1998)
 10.12  1996 Security Capital Outside Directors Plan (incorporated by reference to Exhibit 10.27 to Security
        Capital's Registration Statement on Form S-11 (File No.333-26037))
 10.13  1996 Security Capital Outside Directors Plan, Amendment dated as of March 29, 2001 (incorporated by reference to Security Capital's Form S-8 filed July 24, 2001 (File No. 333-38521)).
 10.14  Security Capital 1995 Option Plan (as amended and restated effective as of December 3, 1996)
        (incorporated by reference to Exhibit 10.28 to Security Capital's Registration Statement on Form S-11
        (File No.333-26037))
 10.15  Security Capital Deferred Fee Plan for Directors (incorporated by reference to Exhibit 10.29 to Form
        S-11 to Security Capital's Registration Statement on Form S-11 (File No.333-26037))
 10.16  Security Capital Deferred Fee Plan for Directors, Amendment dated as of March 29, 2001
        (incorporated by reference to Security Capital's Form S-8 filed July 24, 2001 (File No. 333-65704)).
 10.17  Security Capital 1991 Option Plan A (as amended and restated effective as of December 3, 1996)
        (incorporated by reference to Exhibit 10.30 to Security Capital's Registration Statement on Form S-11
        (File No.333-26037))
 10.18  Security Capital 1991 Option Plan B (as amended and restated effective as of December 3, 1996)
        (incorporated by reference to Exhibit 10.31 to Security Capital's Registration Statement on Form S-11
        (File No.333-26037))
 10.19  Security Capital 1992 Option Plan A (as amended and restated effective as of December 3, 1996)
        (incorporated by reference to Exhibit 10.32 to Security Capital's Registration Statement on Form S-11
        (File No.333-26037))
 10.20  Security Capital 1992 Option Plan B (as amended and restated effective as of December 3, 1996)
        (incorporated by reference to Exhibit 10.33 to Security Capital's Registration Statement on Form S-11
        (File No.333-26037))
 10.21  Security Capital Realty Investors 1991 Option Plan A (as amended and restated effective December 3,
        1996) (incorporated by reference to Exhibit 10.34 to Security Capital's Registration Statement on
        Form S-11 (File No.333-26037))
 10.22  Security Capital Realty Investors 1991 Option Plan B (as amended and restated effective December 3,
        1996) (incorporated by reference to Exhibit 10.35 to Security Capital's Registration Statement on
        Form S-11 (File No.333-26037))

Exhibit
  No.                                           Document Description
-------                                         --------------------
 10.23  Form of Secured Promissory Note from certain executive officers to Security Capital (incorporated by reference to Exhibit 10.36 to Security Capital's Registration Statement on Form S-11 (File No.333-
        26037))

 10.24  Purchase and Sale Agreement, dated as of August 12, 1999, between Security Capital and Strategic
        Hotel Capital Incorporated (incorporated by reference to Exhibit 10.22 to Security Capital's Current
        Report on Form 8-K, dated September 10, 1999)

 10.25  Agreement and Plan of Merger by and among Security Capital, HSD Acquisition Corporation and
        Homestead Village Incorporated dated as of May 2, 2000 (incorporated by reference to Schedule TO of Security Capital, dated May 9, 2000).

 10.26  Change in Control Agreement, dated as of November 29, 2001, between Security Capital Group
        Incorporated and Anthony R. Manno, Jr.

 10.27  Employment Arrangement dated as of December 14, 2001, between Anthony R. Manno, Jr. and
        General Electric Capital Corporation

 10.28  Letter Agreement dated as of March 22, 2002, between William D. Sanders, Security Capital Group
        Incorporated and General Electric Capital Corporation.

 10.29  Restrictive Covenants Agreement dated as of March 22, 2002, between William D. Sanders, Security
        Capital Group Incorporated and General Electric Capital Corporation.

 10.30  Letter Agreement dated as of March 22, 2002, between C. Ronald Blankenship, Security Capital
        Group Incorporated and General Electric Capital Corporation.

 10.31  Restrictive Covenants Agreement dated as of March 22, 2002, between C. Ronald Blankenship,
        Security Capital Group Incorporated and General Electric Capital Corporation.

 10.32  Letter Agreement dated as of March 22, 2002, between Thomas G. Wattles, Security Capital Group
        Incorporated and General Electric Capital Corporation.

 10.33  Restrictive Covenants Agreement dated as of March 22, 2002, between Thomas G. Wattles, Security
        Capital Group Incorporated and General Electric Capital Corporation.

 10.34  Letter Agreement dated as of March 22, 2002, between Constance B. Moore, Security Capital Group
        Incorporated and General Electric Capital Corporation.

 10.35  Restrictive Covenants Agreement dated as of March 22, 2002, between Constance B. Moore, Security
        Capital Group Incorporated and General Electric Capital Corporation.

 10.36  Form of Support Agreement, dated as of December 14, 2001, by and among General Electric Capital
        Corporation, EB Acquisition Corp and William D. Sanders and Ray L. Hunt (incorporated by reference to Exhibit 2 to Schedule 13D filed by General Electric Capital Corporation for Security
        Capital on December 26, 2001).

 10.37  Form of Share Purchase Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 8, 2001, by and between Participant and Security Capital.

 10.38  Form of Matching RSU Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 8, 2001, by and between Participant and Security Capital.

 10.39  Form of Share Purchase Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 14, 2002, by and between Participant and Security Capital.

Exhibit
  No.                                       Document Description
-------                                     --------------------
 10.40  Form of Matching RSU Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 14, 2002, by and between Participant and Security Capital.

 12.1   Computation of Ratio of Earnings to Fixed Charges

 12.2   Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

 21     Subsidiaries of Security Capital

 23.1   Consent of Arthur Andersen LLP

 23.2   Consent of KPMG LLP

 23.3   Consent of KPMG LLP

 23.4   Opinion of KPMG LLP

 23.5   Consent of KPMG LLP

 23.6   Consent of PricewaterhouseCoopers S.a.r.l.

 23.7   Consent of PricewaterhouseCoopers

 23.8   Opinion of PricewaterhouseCoopers

 23.9   Consent of PricewaterhouseCoopers S.a.r.l.

 23.10  Opinion of PricewaterhouseCoopers S.a.r.l.

 23.11  Consent of PricewaterhouseCoopers

 23.12  Opinion of PricewaterhouseCoopers

 23.13  Consent of PricewaterhouseCoopers S.a.r.l.

 23.14  Opinion of PricewaterhouseCoopers S.a.r.l.

 24     Power of Attorney (included at page 216)

 99.1   Letter to Securities and Exchange Commission re: Arthur Andersen audit assurances