Form 10-K/A
period 2001-12-31
SECURITY CAPITAL GROUP INC/
filed 2002-04-15
CIK 923687

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
================================================================================

                               TABLE OF CONTENTS


Item Description                                                                           Page
---- -----------                                                                           ----

                                            PART I
1.   Business.............................................................................   1
2.   Properties...........................................................................  10
3.   Legal Proceedings....................................................................  11
4.   Submission of Matters to a Vote of Security Holders..................................  12

                                            PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters................  13
6.   Selected Financial Data..............................................................  13
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  15
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  29
8.   Financial Statements and Supplementary Data..........................................  29
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  29

                                           PART III
10.  Directors and Executive Officers of the Registrant...................................  30
11.  Executive Compensation...............................................................  31
12.  Security Ownership of Certain Beneficial Owners and Management.......................  38
13.  Certain Relationships and Related Transactions.......................................  43

                                            PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  45



   The purpose of this Form 10-K/A is to amend certain disclosures set forth in Items 1, 2, 3, 7 and 8 to the Annual Report on Form 10-K.

Item 1. Business

Overview


   On December 14, 2001, Security Capital Group Incorporated (Security Capital) and GE Capital Corporation (GE Capital) through its Commercial Real Estate business, announced that they have entered into a definitive agreement for GE Capital to acquire Security Capital for approximately $4 billion, or $26 in value per class B common share. In the merger, each share of Security Capital class B stock will be converted into the right to receive $26.00 in cash, subject to the substitution, at the election of GE Capital, of a combination of cash and common shares of beneficial interest of ProLogis Trust owned by Security Capital with an agreed aggregate value of $26.00. The value of the ProLogis common shares will be measured during the 10 consecutive full trading days preceding the 2 consecutive full trading days preceding the Security Capital stockholder's meeting to vote on the transaction. Each share of Security Capital class A stock will be converted into the right to receive 50 times the per share class B consideration. GE Capital has informed Security Capital that its current plan is to cause Security Capital to distribute some (but not all) of the ProLogis common shares to Security Capital stockholders, such that each share of class B stock would be entitled to receive approximately 0.19 ProLogis common shares. GE Capital has not made a formal election and has informed Security Capital that it intends to continue to evaluate its alternatives and could change its plans.


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

  Homestead Village Sale


   On November 20, 2001, Security Capital sold its entire 99.9% ownership in Homestead Village to BRE/Homestead Village LLC, an affiliate of Blackstone Real Estate Advisors established specifically for this purchase for a total value of $740 million. The consideration received in the transaction included $480 million in cash, a $115 million promissory note due November 2006 issued by BRE/HV Holdings LLC, the parent company of BRE/Homestead Village LLC (BRE/HV Holdings LLC owns no assets other than its ownership in BRE/Homestead Village
LLC), to Security Capital, and BRE/Homestead Village LLC's assumption of $145 million in liabilities. The promissory note carries an initial coupon of 12% that increases by 100 basis points annually; interest can be accrued to the extent Homestead Village's cash flow is insufficient for a particular period. This note represents a mezzanine loan that is secured by BRE/Homestead Village LLC's interest in a subsidiary that owns 92 Homestead Village properties that are subject to $400 million of first mortgage financing. The note does not have any security interest in the actual properties. Security Capital has been informed by the purchaser of Homestead that it plans to prepay this note in the near future, but no assurance can be given that a prepayment will occur. Net cash proceeds from the sale, excluding future proceeds from the promissory note and after transaction costs, were approximately $462 million.


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

                                                                       Approximate Square Footage
     Company                Location                   Type                or Number of Units
     -------                --------                   ----            --------------------------
Belmont            South, Midwest and West    Senior assisted living Operating         6 properties
                   U.S.A.                     communities                            860 units
                                                                                       5 properties
                                                                     Development     701 units
                                                                     In planning       4 properties
                                                                                     536 units
City Center Retail Chicago, San Francisco and Retail facilities      Operating         2 properties
                   Washington, D.C.                                              923,758 sq.ft.
                                                                     Development       1 property
                                                                                  58,759 sq.ft.

                                                          Approximate Square Footage
 Company          Location                 Type               or Number of Units
 -------          --------                 ----           --------------------------
InterPark Atlanta, Chicago, Denver, Parking facilities Operating       52 properties
          New York, Tampa and                                      33,510 spaces
          Washington, D.C.
ProLogis  Throughout Europe, North  Distribution       Operating    1,542 properties
          America and Japan         facilities                      186.2 million sq.ft.
                                                                       16 properties
                                                       Development    5.4 million sq.ft.
Regency   Throughout U.S.A          Grocery-anchored   Operating      231 properties
                                    retail centers                   25.2 million sq.ft.
                                                       Development     41 properties
                                                                      3.9 million sq.ft.

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


   On March 12, 2002, a group of limited partners of the Storage USA operating partnership, owning in the aggregate 463,732 limited partnership units filed suit in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis against Storage USA, the Storage USA operating partnership and Security Capital. The plaintiffs purport to bring the action individually on their own behalf and as a class action on behalf of all limited partners of the Storage USA operating partnership and on behalf of a subclass of those limited partners who are parties to tax deferral agreements with the Storage USA operating partnership. Among other forms of relief sought in the complaint as described below, the plaintiffs seek to enjoin the Security Capital/Storage USA transactions on the grounds that the Security Capital/Storage USA transactions are in violation of the existing partnership agreement of the Storage USA operating partnership, of the Tennessee Revised Uniform Limited Partnership Act and of the tax deferral agreements. The plaintiffs allege in the complaint that they seek to prevent the plaintiffs and other limited partners of the operating partnership from being cashed out from the operating partnership without a vote and without appraisal rights and at an unfair price and from being coerced to give up their existing contractual rights under the existing partnership agreement and the tax deferral agreements. The complaint purports to state causes of action against all of the defendants for alleged breach of fiduciary duty on the grounds that the vote of the minority limited partners is not being sought for the Security Capital/Storage USA transactions, the limited partners are not being offered appraisal rights in the Security Capital/Storage USA transactions and the special committee did not contain any limited partners or representatives of the limited partners. The complaint further purports to state causes of action against all defendants for violation of the Tennessee Revised Uniform Limited Partnership Act by asserting that Storage USA's ownership of both general and limited partnership interests amounts to a conflict of interest and that therefore the limited partners, other than Storage USA, should be offered the opportunity to vote on the Security Capital/Storage USA transactions. The complaint purports to state an additional cause of action against both Storage USA and the Storage USA operating partnership for breach of the existing partnership agreement because the minority limited partners are not being afforded the right to vote on the Security Capital/Storage USA transactions or the proposed amendment and restatement of the operating partnership's partnership agreement. The plaintiffs further assert that the consummation of the Security Capital/Storage USA transactions will trigger adverse tax consequences for them contrary to the provisions of their tax deferral agreements. The complaint alleges that Security Capital was aware of the contractual relationships between the plaintiffs and Storage USA and the Storage USA operating partnership under the tax deferral agreements and that Security Capital caused and aided and abetted the breaches of, and interfered with, these contractual relationships. The relief sought in the complaint includes preliminarily and permanently enjoining the Transactions, rescinding and setting aside the proposed Security Capital/Storage USA transactions in the event they are consummated, ordering the appointment of a special committee comprised of limited partners and the plaintiff class representatives and their attorneys to insure fair protection and adequate procedural safeguards in connection with any transaction for the buyout of the limited partners' units of the operating partnership, specifically enforcing the existing partnership agreement and the tax deferral agreements, and awarding compensatory damages, prejudgment interest, and attorneys' and experts' fees and expenses. A hearing has been scheduled for June 5, 2002 with respect to the preliminary injunction sought by the plaintiffs'. If the plaintiffs are not successful in preliminarily and permanently enjoining the Security Capital/Storage USA transactions, they may continue to seek compensatory damages.


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

Critical Accounting Policies

   Security Capital believes that its most significant accounting policies deal with:


    . Use of consolidation or equity method accounting for its investees--Generally, investees in which Security Capital owns more than 50% of the common stock are consolidated. Security Capital owns approximately 59.5% of the outstanding common stock of Regency; however its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the shareholder approval of the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement"). This agreement is filed as
       Exhibit 10.6 to this Annual Report on Form 10-K.



       The Stockholders Agreement provides that Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or bylaws that would materially adversely affect Security
       Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.



       The effect of these limitations is such that notwithstanding the fact that Security Capital owns more than a majority of the currently outstanding shares of Regency common stock, Security Capital may not, in compliance with the Stockholders Agreement, exercise voting control with respect to more than 49% of the outstanding shares of Regency (and may vote those shares in its discretion only with respect to the limited matters listed above).



       Use of the equity method of accounting to account for Regency has no impact on Security Capital's net income, but if Regency were consolidated, real estate assets, debt outstanding, revenues and expenses would be larger and the equity investment and equity in earnings would be smaller.



       On December 14, 2001 Security Capital entered into an agreement with GE Capital pursuant to which, assuming consummation, an indirect wholly owned subsidiary of GE Capital will be merged with and into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital.


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

  ProLogis


   ProLogis' net income decreased from $157.7 million in 2000 to $90.8 million in 2001. During 2001, ProLogis wrote-off $42.8 million in technology investments and recorded a provision for loss of $88.4 million in operating assets and other impairment charges related to its temperature-controlled operations. Partially offsetting these write-offs and provisions was an increase in earnings from its transaction based corporate distribution facilities business (the development and sale of industrial buildings) of $38.4 million, or 31.5%, a decrease in foreign currency exchange losses of $14.2 million due to more stable foreign currency exchange rates and a decrease in preferred dividends of $19.5 million due to the redemption of preferred shares during 2001. ProLogis has announced that it is planning to sell the majority of its temperature-controlled business, which realized a loss $17.3 million, exclusive of the provision mentioned above, in 2001 compared to a loss of $8.3 million in 2000.


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


   In January 2001, Security Capital, Macquarie Bank Limited and the management of Security Capital's broker-dealer formed a new entity, Macquarie Capital Partners LLC, in which Security Capital owns a 40% position. Macquarie Capital Partners focuses on providing real estate investment banking services to select clients globally, including leading real estate operating companies and institutional investors. Security Capital contributed net assets of its capital markets business with a book value of approximately $700,000 and a funding commitment for an additional $4 million in cash for its 40% interest, Macquarie Bank Limited contributed $2 million in cash and a commitment for an additional $8 million in cash for its 40% interest and management of Macquarie Capital Partners LLC (Messrs. George Ahl, Iyad Al-Arrayed, Thomas Conway, Gerard de Gunzburg, Rory Hardick, Cyrus Heaton, Garrett House, Nigel King, John Montaquila, Michael Scandalios, George Scott, Donald Suter, Christopher Vallace and Mmes. Laure Duhot and Wendy Schalmo--all formerly management and employees of Security Capital's broker-dealer but not currently employees of Security Capital) contributed approximately $10,000 in cash for its 20% interest. The 20% acquired by management of Macquarie Capital Partners LLC is subordinate to the interests of Security Capital and Macquarie Bank Limited with respect to future earnings or capital distributions. Based on this subordination of the 20% interest to receive distributions of earnings or capital, the $10,000 contributed represented the fair value of the interest, and no compensation was received by management of Macquarie Capital Partners LLC. Security Capital carried over its historic cost basis in these net assets to its investment in Macquarie Partners.


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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                          -------
Security Capital Group Incorporated
   Report of Independent Public Accountants..............................................................      47
   Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................      48
   Consolidated Statements of Operations and Comprehensive Income for the years ended
     December 31, 2001, 2000 and 1999....................................................................   49-50
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000
     and 1999............................................................................................      51
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............   52-53
   Notes to Consolidated Financial Statements............................................................   54-77
   Schedule I - Condensed Financial Information of Registrant............................................   78-81
   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001.......................   82-83
Regency Centers Corporation
   Independent Auditors' Report..........................................................................      84
   Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................      85
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999............      86
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
     2000 and 1999.......................................................................................      87
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............   88-89
   Notes to Consolidated Financial Statements............................................................  90-103
   Independent Auditors' Report on Financial Statement Schedule..........................................     104
   Schedule III - Combined Real Estate and Accumulated Depreciation as of December 31, 2001.............. 105-110
Archstone Communities Trust
   Independent Auditors' Report..........................................................................     111
   Balance Sheets as of December 31, 2000 and 1999.......................................................     112
   Statements of Earnings for the years ended December 31, 2000, 1999 and 1998...........................     113
   Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998...............     114
   Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........................     115
   Notes to Financial Statements......................................................................... 116-138
   Independent Auditors' Report..........................................................................     139
   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000....................... 140-146
Security Capital U.S. Realty
   Auditors' Report......................................................................................     147
   Consolidated Statements of Net Assets at December 31, 2000 and 1999...................................     148
   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998............     149
   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998............     150
   Consolidated Statements of Changes in Net Assets for the years ended December 31, 2000, 1999 and 1998.     151
   Consolidated Statements of Changes in Shares Outstanding for the years ended
     December 31, 2000, 1999 and 1998....................................................................     151
   Consolidated Financial Highlights for the years ended December 31, 2000, 1999 and 1998................     151
   Consolidated Schedules of Strategic Investment Positions at December 31, 2000 and 1999................     152
   Consolidated Schedules of Other Investment Positions at December 31, 2000 and 1999....................     153
   Notes to the Consolidated Financial Statements........................................................ 154-160
ProLogis Trust
   Report of Independent Public Accountants..............................................................     161
   Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................     162
   Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999..............     163
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999..     164
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............     165
   Notes to Consolidated Financial Statements............................................................ 166-207
   Report of Independent Public Accountants..............................................................     208
   Schedule III--Real Estate and Accumulated Depreciation as of December 31, 2001........................ 209-221

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


  Equity-Method Investees



   Investments in which Security Capital has less than 50% voting control are accounted for under the equity method. Equity-method investees are initially recorded at cost with subsequent adjustments to reflect Security

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Capital's proportionate share of income (loss) of the investee, other basis adjustments and dividends received from the investee. Security Capital's proportionate share of the income (loss) of the investee is included in net income.



   A loss in value of an investment that is other than a temporary decline is recognized in the amount of the difference between the carrying amount and current fair value. Generally, factors that are considered when determining if a decline is other than temporary include:



    . A significant decrease in the investees' market value for publicly traded investees



    . A significant adverse change in legal factors or in the business climate of an investee that could affect the value of the investee or an adverse action or assessment by a regulator



    . An investees' current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses.



   In addition, investees perform impairment tests on their long-lived assets. Any impairment loss recognized by the investee would be recognized by Security Capital as a component of equity in earnings from the investees.



   Security Capital owns approximately 59.5% of the outstanding common stock of Regency; however its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital Holdings S.A. and the shareholder approval of the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").



   The Stockholders Agreement provides that Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or bylaws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.



   The effect of these limitations is such that notwithstanding the fact that Security Capital owns more than a majority of the currently outstanding shares of Regency common stock, Security Capital may not, in compliance with the Stockholders Agreement, exercise voting control with respect to more than 49% of the outstanding shares of Regency (and may vote those shares in its discretion only with respect to the limited matters listed above).

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   On December 14, 2001 Security Capital entered into an agreement with GE Capital pursuant to which, assuming consummation, an indirect wholly owned subsidiary of GE Capital will be merged with and into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital.


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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Parking Facilities--InterPark


   In addition to daily parking revenue, InterPark leases certain parking facilities under agreements with varying terms. InterPark also manages certain facilities for third party owners and receives a management fee based upon a percentage of the facilities' revenue. Minimum base management fees are recognized on the straight-line method over the term of the agreement. Incentive management fees are recognized once the respective contractual thresholds have been satisfied.


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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Employee Stock Based Compensation

   Security Capital has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) and continues to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) as allowed under SFAS 123, making the pro forma fair value disclosures required by SFAS 123. In accordance with APB 25, total compensation cost is measured by the difference between the quoted market price of stock at the date of grant or award and the price, if any, to be paid by an employee, and is recognized as expense over the period the employee performs the related services.

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

                      SECURITY CAPITAL GROUP INCORPORATED
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Presented below is summarized financial information for Security Capital's equity-method investees as of and for the years ended December 31, 2001, 2000, and 1999 (in thousands):

                                                                            CarrAmerica  Regency    Storage
                                                                              (1)(2)       (1)      USA (1)
                                                                            ----------- ---------- ----------
                                                                               2001       2001       2001
                                                                            ----------- ---------- ----------
Total assets...............................................................  $    n/a   $3,109,314 $1,756,334
Total liabilities..........................................................       n/a    1,478,811    953,242
Minority interest..........................................................       n/a      411,452    128,599
Shareholders' equity.......................................................       n/a    1,219,051    674,493
Revenues...................................................................   538,646      388,550    295,370
Net earnings before extraordinary items and change in accounting principles    79,061       97,699     64,232
Net earnings attributable to common shares.................................    44,356       97,699     64,232
Security Capital share of net earnings.....................................    19,971       62,927     28,577


                                                Archstone (3)                 ProLogis
                                            --------------------- --------------------------------
                                               2000       1999       2001       2000       1999
                                            ---------- ---------- ---------- ---------- ----------
Total assets............................... $5,019,697 $5,302,437 $5,603,941 $5,946,334 $5,848,040
Total liabilities..........................  2,674,754  2,679,628  2,882,303  2,972,333  2,832,232
Minority interest..........................     93,337     55,303     45,639     46,630     62,072
Shareholders' equity.......................  2,251,606  2,567,506  2,675,999  2,927,371  2,953,736
Revenues...................................    723,234    667,022    523,125    643,521    567,392
Net earnings before extraordinary items and
 change in accounting principles...........    262,296    228,259    128,144    214,478    182,274
Net earnings attributable to common shares.    236,045    204,528     90,835    157,715    123,999
Security Capital share of net earnings.....     81,955     79,700     26,323     48,010     41,072


                                                                        Strategic Hotel
                                                                              (4)             SC-European Realty (5)
                                                                        --------------- ---------------------------------
                                                                             1999        2001(5)       2000       1999
                                                                        --------------- ----------  ---------- ----------
Total assets...........................................................    $    n/a     $2,465,467  $2,554,047 $1,904,712
Total liabilities......................................................         n/a      1,351,505   1,387,682    673,593
Minority interest......................................................         n/a         28,533      42,421     34,527
Shareholders' equity...................................................         n/a      1,085,429   1,123,944  1,137,410
Revenues...............................................................     350,133        398,072     374,930    120,393
Net earnings (loss) before extraordinary items and change in accounting
 principles............................................................      15,462         (4,757)     11,774     (9,254)
Net earnings (loss) attributable to common shares......................      15,462         (4,757)     11,774    (10,172)
Security Capital share of net earnings (loss)..........................       4,706            516       2,284     (2,669)
Security Capital interest income from affiliate........................       6,541             --          --         --

                                                        SC-Preferred Growth          SC-U.S. Realty (1)
                                                  -------------------------------  ----------------------
                                                     2001       2000       1999       2000        1999
                                                  ---------- ----------  --------  ----------  ----------
Total assets..................................... $1,260,424 $1,057,196  $881,391  $2,967,572  $2,530,886
Total liabilities................................    324,501     95,648    68,461     591,967     636,008
Shareholders' equity.............................    935,923    961,548   812,930   2,375,605   1,894,878
Net investment income............................     62,186     53,378    53,767      78,052      70,992
Realized gains (losses) on investments...........     25,500     (2,123)  (16,337)    (83,391)    (65,587)
Increase(decrease) in market value of investments     24,353    145,851    (7,103)    506,638    (152,693)
Net earnings (loss)..............................    112,040    197,107    30,327     432,079    (126,823)
Security Capital share of net earnings (loss)....     10,622     23,412     2,888     206,501     (46,798)

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


   Security Capital and its consolidated investees earned no revenues outside of the United States and all of its long-lived assets are located in the United States. No revenue from a single third party amounts to 10% or more of Security Capital's revenue.


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

                               December 31, 2001

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

                  Notes to Consolidated Financial Statements

                               December 31, 2001

1. Summary of Significant Accounting Policies

  (a) Organization and Principles of Consolidation


   The accompanying consolidated financial statements include the accounts of Regency Centers Corporation, its wholly owned qualified REIT subsidiaries, and also partnerships in which it has voting control (the "Company" or "Regency"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns approximately 97% of the outstanding common units ("Units") of Regency Centers, L.P., ("RCLP"). Regency invests in real estate through its partnership interest in RCLP. All of the acquisition, development, operations and financing activity of Regency, including the issuance of Units or preferred units, are executed by RCLP. The equity interests of third parties held by RCLP and the majority owned or controlled partnerships are included in the consolidated financial statements as preferred or exchangeable operating partnership units ("Units") and limited partners' interest in consolidated partnerships. The Company is a qualified real estate investment trust ("REIT"), which began operations in 1993 as Regency Realty Corporation. In February 2001, the Company changed its name to Regency Centers Corporation.


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


   The Company reviews its real estate portfolio for value impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines impairment based upon the difference between estimated sales value (less estimated costs to sell) and net book value. During 2001, the Company recorded a provision for loss on one shopping center of $1.6 million due to an anchor tenant bankruptcy and other tenants continuing to vacate the shopping center upon expiration of their leases. During 2000, the Company recorded a provision for loss on operating properties held for sale of $13.0 million related to a portfolio of properties under contract for sale that no longer met Regency's long-term investment standards. These properties were classified as operating properties held for sale at December 31, 2000, and depreciation and amortization was suspended.


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




   Security Capital owns approximately 59.5% of the outstanding common stock of Regency; however its ability to exercise voting control over these shares is limited by the Stockholders Agreement by and among Regency, Security Capital Holdings S.A., Security Capital U.S. Realty and The Regency Group, Inc. dated as of July 10, 1996, as amended, including amendments to reflect Security Capital's purchase of Security Capital

                          REGENCY CENTERS CORPORATION

                               December 31, 2001


Holdings S.A. and the shareholder approval of the liquidation of Security Capital U.S. Realty (as amended, the "Stockholders Agreement").



   The Stockholders Agreement provides that Security Capital will vote all of its shares of Regency in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. This broad voting restriction is subject to a limited qualified exception pursuant to which Security Capital can vote its shares of Regency in its sole and absolute discretion with regard to amendments to Regency's charter or bylaws that would materially adversely affect Security Capital and with regard to "Extraordinary Transactions" (which include mergers, consolidations, sale of a material portion of Regency's assets, issuances of securities in an amount which requires a shareholder vote and other similar transactions out of the ordinary course of business). However, the limited exception is itself further qualified. Even with respect to charter and by-law amendments and Extraordinary Transactions, Security Capital may only vote shares representing ownership of 49% of the outstanding Regency common stock at its discretion, any shares owned by Security Capital in excess of 49% must be voted in accordance with the recommendations of Regency's board of directors or proportionally in accordance with the votes of the other holders of Regency common stock. With regard to Extraordinary Transactions which require a 2/3rds vote (i.e. where Security Capital could block the outcome if it voted 49% of the stock), Security Capital may only vote shares representing ownership of 32% of the outstanding Regency common stock. Security Capital may vote its shares to elect a certain number of nominees to the Regency board of directors, however this right is similarly limited. Security Capital has the right to nominate the greater of three directors or the number of directors proportionate to its ownership, however Security Capital may not nominate more than 49% of the Regency board of directors.



   The effect of these limitations is such that notwithstanding the fact that Security Capital owns more than a majority of the currently outstanding shares of Regency common stock, Security Capital may not, in compliance with the Stockholders Agreement, exercise voting control with respect to more than 49% of the outstanding shares of Regency (and may vote those shares in its discretion only with respect to the limited matters listed above).



   On December 14, 2001 Security Capital entered into an agreement with GE Capital pursuant to which, assuming consummation, an indirect wholly owned subsidiary of GE Capital will be merged with and into Security Capital with Security Capital surviving as an indirect wholly owned subsidiary of GE Capital. Assuming that Security Capital continues in existence following its acquisition by GE Capital, Regency believes that the Stockholders' Agreement will remain in full force and effect; however, Regency is not a party to any of the agreements between Security Capital and GE Capital.

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

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                        Initial Cost                                         Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
205 CROMWELL SQUARE                1,771,892     6,285,288       435,854      1,771,892     6,721,142            --
673 CROSSROADS                     3,513,903     2,595,055            --      3,513,903     2,595,055            --
206 CUMMING 400                    2,374,562     8,420,776       669,944      2,374,562     9,090,720            --
149 DELK SPECTRUM                  2,984,577    11,048,896        39,927      2,984,577    11,088,823            --
160 DELL RANGE                     2,209,280     8,439,212            --      2,209,280     8,439,212
635 DIABLO PLAZA                   5,300,000     7,535,866       270,586      5,300,000     7,806,452            --
219 DUNWOODY HALL                  1,819,209     6,450,922     5,163,877      2,521,838    10,912,170            --
215 DUNWOODY VILLAGE               2,326,063     7,216,045     2,556,687      2,326,063     9,772,732            --
502 EAST POINTE                    1,868,120     6,742,983     1,000,605      2,634,366     6,977,342            --
 89 EAST PORT PLAZA                3,257,023    11,611,363    (1,910,245)            --            --    12,958,141
639 EL CAMINO                      7,600,000    10,852,428       365,611      7,600,000    11,218,039            --
648 EL NORTE PARKWAY PLA           2,833,510     6,332,078       115,592      2,833,510     6,447,670            --
629 ENCINA GRANDE                  5,040,000    10,378,539       175,081      5,040,000    10,553,620            --
216 ENSLEY SQUARE                    915,493     3,120,928      (978,912)       915,493     2,142,016            --
510 EVANS CROSSING                 1,468,743     5,123,617     1,563,158      1,696,319     6,459,199            --
154 FLEMING ISLAND                 3,076,701     6,291,505     3,780,320      3,076,701    10,071,825            --
500 FRANKLIN SQUARE                2,584,025     9,379,749     1,670,400      2,584,025    11,050,149            --
650 FRIARS MISSION                 6,660,000    27,276,992        55,244      6,660,000    27,332,236            --
161 FRISCO PRESTONBROOK            4,703,516    10,761,732       219,502      4,409,509    11,275,241            --
145 GARDEN SQUARE                  2,073,500     7,614,748       506,090      2,136,135     8,058,203            --
156 GARNER FESTIVAL                5,591,099    19,897,197     1,795,998      5,591,099    21,693,195            --
207 GLENWOOD VILLAGE               1,194,198     4,235,476       258,767      1,194,198     4,494,243            --
170 HAMPSTEAD VILLAGE              2,769,901     6,379,103     1,081,711      3,844,152     6,386,563            --
665 HANCOCK                        8,231,581    24,248,620     1,354,290      8,231,581    25,602,910            --
226 HARPETH VILLAGE FIELDSTONE     2,283,874     5,559,498     3,746,115      2,283,874     9,305,613            --
606 HARWOOD HILLS VILLAGE          2,852,704     8,996,133       402,233      2,852,704     9,398,366            --
674 HEBRON PARK                    1,887,281     5,375,951    (7,263,232)            --            --            --
687 HERITAGE LAND                 12,390,000            --            --     12,390,000            --            --
644 HERITAGE PLAZA                        --    23,675,957       728,785             --    24,404,742            --
152 HIGHLAND SQUARE                2,615,250     9,359,722     9,690,217      3,375,950    18,289,239            --
608 HILLCREST VILLAGE              1,600,000     1,797,686        18,506      1,600,000     1,816,192            --
695 HILLSBORO MARKET CENTER          260,420     2,982,137            --        260,420     2,982,137
159 HINSDALE LAKE COMMONS          4,217,840    15,039,854     1,674,017      5,729,008    15,202,703            --
141 HYDE PARK                      9,240,000    33,340,181     2,958,552      9,735,102    35,803,631            --
659 INGLEWOOD PLAZA                1,300,000     1,862,406       161,567      1,300,000     2,023,973            --
680 JAMES CENTER                   2,706,000     9,451,497     7,483,181             --            --    19,640,678
675 KELLER TOWN CENTER             2,293,527    12,239,464            --      2,293,527    12,239,464
512 KERNERSVILLE PLAZA             1,741,562     6,081,020       538,639      1,741,562     6,619,659            --

                                   Total Cost
                                   ----------                 Total Cost
                                                                Net of
                                               Accumulated   Accumulated
                                      Total    Depreciation  Depreciation  Mortgages
                                   ----------  ------------  ------------  ---------
205 CROMWELL SQUARE                 8,493,034   1,020,353      7,472,681          --
673 CROSSROADS                      6,108,958     183,671      5,925,287          --
206 CUMMING 400                    11,465,282   1,379,048     10,086,234   6,190,464
149 DELK SPECTRUM                  14,073,400   1,166,958     12,906,442   9,791,165
160 DELL RANGE                     10,648,492     143,059     10,505,433
635 DIABLO PLAZA                   13,106,452     594,020     12,512,432          --
219 DUNWOODY HALL                  13,434,008   1,180,916     12,253,092          --
215 DUNWOODY VILLAGE               12,098,795   1,421,066     10,677,729          --
502 EAST POINTE                     9,611,708     771,383      8,840,325   4,962,796
 89 EAST PORT PLAZA                12,958,141          --     12,958,141          --
639 EL CAMINO                      18,818,039     848,828     17,969,211          --
648 EL NORTE PARKWAY PLA            9,281,180     489,417      8,791,763          --
629 ENCINA GRANDE                  15,593,620     789,322     14,804,298          --
216 ENSLEY SQUARE                   3,057,509     578,240      2,479,269          --
510 EVANS CROSSING                  8,155,518     613,679      7,541,839   4,041,163
154 FLEMING ISLAND                 13,148,526     667,628     12,480,898   3,142,069
500 FRANKLIN SQUARE                13,634,174   1,252,462     12,381,712   8,649,850
650 FRIARS MISSION                 33,992,236   1,934,662     32,057,574  17,097,838
161 FRISCO PRESTONBROOK            15,684,750     739,191     14,945,559          --
145 GARDEN SQUARE                  10,194,338     884,785      9,309,553   6,148,357
156 GARNER FESTIVAL                27,284,294   1,741,441     25,542,853          --
207 GLENWOOD VILLAGE                5,688,441     708,683      4,979,758   1,920,636
170 HAMPSTEAD VILLAGE              10,230,715     581,821      9,648,894   9,249,885
665 HANCOCK                        33,834,491   1,930,526     31,903,965          --
226 HARPETH VILLAGE FIELDSTONE     11,589,487     918,660     10,670,827          --
606 HARWOOD HILLS VILLAGE          12,251,070     669,212     11,581,858          --
674 HEBRON PARK                            --          --             --          --
687 HERITAGE LAND                  12,390,000          --     12,390,000          --
644 HERITAGE PLAZA                 24,404,742   1,806,545     22,598,197          --
152 HIGHLAND SQUARE                21,665,189   1,433,911     20,231,278   3,592,844
608 HILLCREST VILLAGE               3,416,192     131,670      3,284,522          --
695 HILLSBORO MARKET CENTER         3,242,557      14,638      3,227,919
159 HINSDALE LAKE COMMONS          20,931,711   1,197,523     19,734,188          --
141 HYDE PARK                      45,538,733   4,186,556     41,352,177          --
659 INGLEWOOD PLAZA                 3,323,973     151,232      3,172,741          --
680 JAMES CENTER                   19,640,678          --     19,640,678   5,361,068
675 KELLER TOWN CENTER             14,532,991     584,375     13,948,616          --
512 KERNERSVILLE PLAZA              8,361,221     618,230      7,742,991   4,983,220

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001

                                       Initial Cost                                         Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
168 KINGS CROSSING (SUN CITY)      2,349,602     4,599,101    (6,948,703)            --            --            --
146 KINGSDALE SHOPPING CENTER      3,866,500    14,019,614     5,404,459      4,027,691    19,262,882            --
 68 LAGRANGE MARKETPLACE             983,923     3,294,003       133,933        983,923     3,427,936            --
652 LAKE MERIDIAN                  6,510,000    12,121,889       347,623      6,510,000    12,469,512            --
515 LAKE PINE PLAZA                2,008,110     6,908,986       612,580      2,008,110     7,521,566            --
509 LAKESHORE                      1,617,940     5,371,499        66,583      1,617,940     5,438,082            --
620 LEETSDALE MARKETPLACE          3,420,000     9,933,701        13,863      3,420,000     9,947,564            --
622 LITTLETON SQUARE               2,030,000     8,254,964        23,083      2,030,000     8,278,047            --
520 LLOYD KING CENTER              1,779,180     8,854,803         9,180      1,779,180     8,863,983            --
218 LOEHMANNS PLAZA                3,981,525    14,117,891       879,247      3,981,525    14,997,138            --
634 LOEHMANNS PLAZA CALIFORNIA     5,420,000     8,679,135       207,069      5,420,000     8,886,204            --
143 LOVEJOY STATION                1,540,000     5,581,468        64,667      1,540,000     5,646,135            --
 73 LUCEDALE MARKETPLACE             641,565     2,147,848       140,567        641,565     2,288,415            --
677 MACARTHUR PARK PHASE I         3,915,848     6,837,889        (2,943)            --            --    10,750,794
140 MAINSTREET SQUARE              1,274,027     4,491,897       142,530      1,274,027     4,634,427            --
135 MARINERS VILLAGE               1,628,000     5,907,835       280,730      1,628,000     6,188,565            --
613 MARKET AT PRESTON FOREST       4,400,000    10,752,712         3,919      4,400,000    10,756,631            --
615 MARKET AT ROUND ROCK           2,000,000     9,676,170        73,226      2,000,000     9,749,396            --
112 MARKETPLACE ST PETE            1,287,000     4,662,740       376,599      1,287,000     5,039,339            --
 84 MARTIN DOWNS VILLAGE
    CENTER                         2,000,000     5,133,495     3,254,391      2,437,664     7,950,222            --
 85 MARTIN DOWNS VILLAGE
    SHOPPES                          700,000     1,207,861     3,361,188        817,135     4,451,914            --
503 MAXTOWN ROAD (NORTHGATE)       1,753,136     6,244,449        39,547      1,753,136     6,283,996            --
513 MAYNARD CROSSING               4,066,381    14,083,800     1,273,501      4,066,381    15,357,301            --
221 MEMORIAL BEND SHOPPING
    CENTER                         3,256,181    11,546,660     2,406,868      3,366,181    13,843,528            --
223 MERCHANTS VILLAGE              1,054,306     3,162,919    (4,217,225)            --            --            --
 43 MILLHOPPER                     1,073,390     3,593,523     1,331,752      1,073,390     4,925,275            --
612 MILLS POINTE                   2,000,000    11,919,176        38,183      2,000,000    11,957,359            --
609 MOCKINGBIRD COMMON             3,000,000     9,675,600       264,338      3,000,000     9,939,938            --
186 MONUMENT JACKSON CREEK         2,999,482     6,476,151            --      2,999,482     6,476,151            --
645 MORNINGSIDE PLAZA              4,300,000    13,119,929       125,291      4,300,000    13,245,220            --
662 MURRAYHILL MARKETPLACE         2,600,000    15,753,034     1,334,443      2,600,000    17,087,477            --
157 NASHBORO                       1,824,320     7,167,679       432,712      1,824,320     7,600,391            --
 20 NEWBERRY SQUARE                2,341,460     8,466,651     1,240,970      2,341,460     9,707,621            --
647 NEWLAND CENTER                12,500,000    12,221,279       541,367     12,500,000    12,762,646            --
616 NORTH HILLS                    4,900,000    18,972,202       106,034      4,900,000    19,078,236            --
 19 NORTH MIAMI SHOPPING
    CENTER                           603,750     2,021,250    (2,625,000)            --            --            --
197 NORTHLAKE VILLAGE I            2,662,000     9,684,740       293,747      2,662,000     9,978,487            --

                                     Total Cost
                                     ----------                 Total Cost
                                                                  Net of
                                                 Accumulated   Accumulated
                                        Total    Depreciation  Depreciation  Mortgages
                                     ----------  ------------  ------------  ---------
168 KINGS CROSSING (SUN CITY)                --          --             --           --
146 KINGSDALE SHOPPING CENTER        23,290,573   1,948,992     21,341,581           --
 68 LAGRANGE MARKETPLACE              4,411,859     824,120      3,587,739           --
652 LAKE MERIDIAN                    18,979,512     933,082     18,046,430           --
515 LAKE PINE PLAZA                   9,529,676     710,671      8,819,005    5,668,646
509 LAKESHORE                         7,056,022     549,356      6,506,666    3,531,287
620 LEETSDALE MARKETPLACE            13,367,564     729,707     12,637,857           --
622 LITTLETON SQUARE                 10,308,047     589,030      9,719,017           --
520 LLOYD KING CENTER                10,643,163     703,255      9,939,908
218 LOEHMANNS PLAZA                  18,978,663   2,363,132     16,615,531           --
634 LOEHMANNS PLAZA CALIFORNIA       14,306,204     676,418     13,629,786           --
143 LOVEJOY STATION                   7,186,135     644,494      6,541,641           --
 73 LUCEDALE MARKETPLACE              2,929,980     574,039      2,355,941           --
677 MACARTHUR PARK PHASE I           10,750,794          --     10,750,794           --
140 MAINSTREET SQUARE                 5,908,454     580,678      5,327,776           --
135 MARINERS VILLAGE                  7,816,565     791,621      7,024,944           --
613 MARKET AT PRESTON FOREST         15,156,631     762,464     14,394,167           --
615 MARKET AT ROUND ROCK             11,749,396     711,944     11,037,452    7,022,217
112 MARKETPLACE ST PETE               6,326,339     806,247      5,520,092           --
 84 MARTIN DOWNS VILLAGE
    CENTER                           10,387,886   2,076,058      8,311,828           --
 85 MARTIN DOWNS VILLAGE
    SHOPPES                           5,269,049   1,039,953      4,229,096           --
503 MAXTOWN ROAD (NORTHGATE)          8,037,132     616,507      7,420,625    5,114,262
513 MAYNARD CROSSING                 19,423,682   1,436,762     17,986,920   11,183,540
221 MEMORIAL BEND SHOPPING
    CENTER                           17,209,709   2,231,257     14,978,452    7,533,729
223 MERCHANTS VILLAGE                        --          --             --           --
 43 MILLHOPPER                        5,998,665   1,583,607      4,415,058           --
612 MILLS POINTE                     13,957,359     877,373     13,079,986           --
609 MOCKINGBIRD COMMON               12,939,938     750,108     12,189,830           --
186 MONUMENT JACKSON CREEK            9,475,633     576,180      8,899,453           --
645 MORNINGSIDE PLAZA                17,545,220     985,423     16,559,797           --
662 MURRAYHILL MARKETPLACE           19,687,477   1,254,341     18,433,136    7,810,800
157 NASHBORO                          9,424,711     539,353      8,885,358
 20 NEWBERRY SQUARE                  12,049,081   2,324,964      9,724,117           --
647 NEWLAND CENTER                   25,262,646   1,015,110     24,247,536           --
616 NORTH HILLS                      23,978,236   1,363,705     22,614,531    8,080,012
 19 NORTH MIAMI SHOPPING
    CENTER                                   --          --             --           --
197 NORTHLAKE VILLAGE I              12,640,487     313,863     12,326,624    6,766,369

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001


                                       Initial Cost                                         Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
602 NORTHVIEW PLAZA               1,956,961     8,694,879        57,767      1,956,961     8,752,646            --
642 OAKBROOK PLAZA                4,000,000     6,365,704       102,001      4,000,000     6,467,705            --
138 OAKLEY PLAZA                  1,772,540     6,406,975    (8,179,515)            --            --            --
 86 OCEAN BREEZE                  1,250,000     3,341,199     2,582,099      1,527,400     5,645,898            --
134 OLD ST AUGUSTINE PLAZA        2,047,151     7,355,162     1,132,261      2,047,151     8,487,423            --
  9 ORCHARD SQUARE                1,155,000     4,135,353     3,470,484      1,423,610     7,337,227            --
209 PACES FERRY PLAZA             2,811,522     9,967,557     2,180,459      2,811,622    12,147,916            --
 80 PALM HARBOUR SHOPPING
    VILLAGE                       2,899,928    10,998,230     1,456,006      2,924,399    12,429,765            --
 50 PALM TRAILS PLAZA             2,438,996     5,818,523       (25,160)     2,218,233     6,014,126            --
164 PARK PLACE                    2,231,745     7,974,362       142,820      2,231,745     8,117,182            --
 17 PARKWAY STATION               1,123,200     4,283,917       394,689      1,123,200     4,678,606            --
617 PASEO VILLAGE                 2,550,000     7,780,102       458,467      2,550,000     8,238,569            --
 66 PEACHLAND PROMENADE           1,284,562     5,143,564       199,275      1,284,561     5,342,840            --
224 PEARTREE VILLAGE              5,196,653     8,732,711    10,768,493      5,196,653    19,501,204            --
155 PIKE CREEK                    5,077,406    18,860,183     1,101,996      5,077,406    19,962,179            --
618 PIMA CROSSING                 5,800,000    24,891,690       206,172      5,800,000    25,097,862            --
657 PINE LAKE VILLAGE             6,300,000    10,522,041        73,571      6,300,000    10,595,612            --
148 PINE TREE PLAZA                 539,000     1,995,927     3,472,330        539,000     5,468,257            --
638 PLAZA DE HACIENDA             4,230,000    11,741,933       140,533      4,230,000    11,882,466            --
640 PLAZA HERMOSA                 4,200,000     9,369,630       181,516      4,200,000     9,551,146            --
539 POWELL STREET PLAZA           8,247,800    29,279,275            --      8,247,800    29,279,275
222 POWERS FERRY SQUARE           3,607,647    12,790,749     4,292,933      3,607,647    17,083,682            --
210 POWERS FERRY VILLAGE          1,190,822     4,223,606       287,187      1,190,822     4,510,793            --
611 PRESTON PARK                  6,400,000    46,896,071     1,223,920      6,400,000    48,119,991            --
165 QUEENSBOROUGH                 1,826,000     6,501,056      (798,632)     1,163,021     6,365,403            --
636 REDONDO VILLAGE CENTER               --            --        24,752             --        24,752            --
211 REGENCY COURT                 3,571,337    12,664,014    (1,683,798)            --            --    14,551,553
 18 REGENCY SQUARE BRANDON          577,975    18,156,719    11,032,638      4,414,611    25,352,721            --
603 RIDGLEA PLAZA                 1,675,498    12,912,138       128,081      1,675,498    13,040,219            --
144 RIVERMONT STATION             2,887,213    10,445,109       118,455      2,887,213    10,563,564            --
646 RONA PLAZA                    1,500,000     4,356,480        15,370      1,500,000     4,371,850            --
 70 RUSSELL RIDGE                 2,153,214            --     6,642,188      2,215,341     6,580,061            --
658 SAMMAMISH HIGHLAND            9,300,000     7,553,288       100,306      9,300,000     7,653,594            --
693 SAN FERNANDO VALUE SQUARE     2,448,407     8,765,266   (11,213,673)            --            --            --
632 SAN LEANDRO                   1,300,000     7,891,091       131,293      1,300,000     8,022,384            --
 91 SANDY PLAINS VILLAGE          2,906,640    10,412,440     1,757,906      2,906,640    12,170,346            --
212 SANDY SPRINGS VILLAGE           733,126     2,565,411     1,112,061        733,126     3,677,472            --
643 SANTA ANA DOWTOWN             4,240,000     7,319,468       786,842      4,240,000     8,106,310            --
633 SEQUOIA STATION               9,100,000    17,899,819       101,824      9,100,000    18,001,643            --

                                    Total Cost
                                    ----------                 Total Cost
                                                                 Net of
                                                Accumulated   Accumulated
                                       Total    Depreciation  Depreciation  Mortgages
                                    ----------  ------------  ------------  ---------
602 NORTHVIEW PLAZA                 10,709,607     635,643     10,073,964           --
642 OAKBROOK PLAZA                  10,467,705     534,638      9,933,067           --
138 OAKLEY PLAZA                            --          --             --           --
 86 OCEAN BREEZE                     7,173,298   1,514,254      5,659,044           --
134 OLD ST AUGUSTINE PLAZA          10,534,574   1,292,505      9,242,069           --
  9 ORCHARD SQUARE                   8,760,837     794,319      7,966,518           --
209 PACES FERRY PLAZA               14,959,538   1,810,860     13,148,678           --
 80 PALM HARBOUR SHOPPING
    VILLAGE                         15,354,164   1,732,094     13,622,070           --
 50 PALM TRAILS PLAZA                8,232,359     565,480      7,666,879           --
164 PARK PLACE                      10,348,927     658,243      9,690,684           --
 17 PARKWAY STATION                  5,801,806     718,760      5,083,046           --
617 PASEO VILLAGE                   10,788,569     607,828     10,180,741           --
 66 PEACHLAND PROMENADE              6,627,401   1,050,775      5,576,626    3,910,006
224 PEARTREE VILLAGE                24,697,857   2,286,725     22,411,132   12,239,230
155 PIKE CREEK                      25,039,585   1,816,360     23,223,225   11,766,607
618 PIMA CROSSING                   30,897,862   1,805,889     29,091,973           --
657 PINE LAKE VILLAGE               16,895,612     760,474     16,135,138           --
148 PINE TREE PLAZA                  6,007,257     458,052      5,549,205           --
638 PLAZA DE HACIENDA               16,112,466     866,487     15,245,979    6,405,084
640 PLAZA HERMOSA                   13,751,146     696,825     13,054,321           --
539 POWELL STREET PLAZA             37,527,075      60,999     37,466,076
222 POWERS FERRY SQUARE             20,691,329   2,461,616     18,229,713           --
210 POWERS FERRY VILLAGE             5,701,615     686,887      5,014,728    2,813,847
611 PRESTON PARK                    54,519,991   3,370,687     51,149,304           --
165 QUEENSBOROUGH                    7,528,424     466,740      7,061,684           --
636 REDONDO VILLAGE CENTER              24,752          --         24,752           --
211 REGENCY COURT                   14,551,553          --     14,551,553           --
 18 REGENCY SQUARE BRANDON          29,767,332   8,212,053     21,555,279           --
603 RIDGLEA PLAZA                   14,715,717     986,775     13,728,942           --
144 RIVERMONT STATION               13,450,777   1,214,816     12,235,961           --
646 RONA PLAZA                       5,871,850     312,236      5,559,614           --
 70 RUSSELL RIDGE                    8,795,402   1,198,436      7,596,966    5,783,932
658 SAMMAMISH HIGHLAND              16,953,594     559,557     16,394,037           --
693 SAN FERNANDO VALUE SQUARE               --          --             --           --
632 SAN LEANDRO                      9,322,384     591,773      8,730,611           --
 91 SANDY PLAINS VILLAGE            15,076,986   1,675,037     13,401,949           --
212 SANDY SPRINGS VILLAGE            4,410,598     659,250      3,751,348           --
643 SANTA ANA DOWTOWN               12,346,310     586,934     11,759,376           --
633 SEQUOIA STATION                 27,101,643   1,280,701     25,820,942           --

                          REGENCY CENTERS CORPORATION

       SCHEDULE III -- Combined Real Estate and Accumulated Depreciation
                               December 31, 2001


                                       Initial Cost                                         Total Cost
                                  ------------------------- Cost Capitalized -----------------------------------------
                                               Building &    Subsequent to                Building &   Properties held
                                     Land     Improvements    Acquisition       Land     Improvements     for Sale
                                  ----------- ------------- ---------------- ----------- ------------- ---------------
  661 SHERWOOD MARKET CENTER     3,475,000    15,897,972        55,348      3,475,000    15,953,320           --
  524 SHILOH PHASE II              288,135     1,822,692      (672,692)       288,135     1,150,000           --
  181 SHILOH SPRINGS             4,968,236     7,859,381            --      4,968,236     7,859,381           --
  153 SHOPPES @ 104              2,651,000     9,523,429       624,818      2,651,000    10,148,247           --
  514 SHOPPES AT MASON           1,576,656     5,357,855            --      1,576,656     5,357,855           --
  151 SILVERLAKE                 2,004,860     7,161,869       127,790      2,004,860     7,289,659           --
   72 SOUTH MONROE               1,200,000     6,566,974    (1,345,539)       874,999     5,546,436           --
  655 SOUTH POINT PLAZA          5,000,000    10,085,995        65,822      5,000,000    10,151,817           --
  158 SOUTH POINTE CROSSING      4,399,303    11,116,491       889,186      4,399,303    12,005,677           --
  653 SOUTHCENTER                1,300,000    12,250,504         5,489      1,300,000    12,255,993           --
  239 SOUTHGATE VILLAGE          1,335,335     5,193,599            --      1,335,335     5,193,599           --
  604 SOUTHPARK                  3,077,667     9,399,976       120,891      3,077,667     9,520,867           --
  517 ST ANN SQUARE              1,541,883     5,597,282        19,817      1,541,883     5,617,099           --
  511 STATLER SQUARE             2,227,819     7,479,952       720,700      2,227,819     8,200,652           --
  626 STRAWFLOWER VILLAGE        4,060,228     7,232,936        74,253      4,060,228     7,307,189           --
  184 STROH RANCH                4,138,423     7,110,856       131,856      4,138,423     7,242,712           --
  664 SUNNYSIDE 205              1,200,000     8,703,281       154,179      1,200,000     8,857,460           --
  542 SWEETWATER PLAZA           4,340,600    15,242,149                    4,340,600    15,242,149           --
  142 TAMIAMI TRAILS             2,046,286     7,462,646       219,996      2,046,286     7,682,642           --
  679 TARRANT PARKWAY VILLAGE    2,202,605     3,953,781            --      2,202,605     3,953,781           --
  627 TASSAJARA CROSSING         8,560,000    14,899,929        91,463      8,560,000    14,991,392           --
   95 TEQUESTA SHOPPES           1,782,000     6,426,042    (2,443,096)            --            --    5,764,946
   42 TERRACE WALK               1,196,286     2,935,683       214,505      1,196,286     3,150,188           --
64/77 THE MARKETPLACE            1,211,605     4,056,242     2,933,975      1,758,434     6,443,388           --
  623 THE PROMENADE              2,526,480    12,712,811   (15,239,291)            --            --           --
  605 THE VILLAGE                  522,313     6,984,992       223,286        522,313     7,208,278           --
  660 THOMAS LAKE                6,000,000    10,301,811         5,304      6,000,000    10,307,115           --
  233 TINWOOD HOTEL SITE         6,942,321            --     1,328,870             --            --    8,271,191
  137 TOWN CENTER AT MARTIN
      DOWNS                      1,364,000     4,985,410        66,314      1,364,000     5,051,724           --
  213 TOWN SQUARE                  438,302     1,555,481     6,258,449        882,895     7,369,337           --
  651 TWIN PEAKS                 5,200,000    25,119,758        89,897      5,200,000    25,209,655           --
   46 UNION SQUARE SHOPPING
      CENTER                     1,578,654     5,933,889       432,411      1,578,656     6,366,298           --
  131 UNIVERSITY COLLECTION      2,530,000     8,971,597       528,645      2,530,000     9,500,242           --
   65 UNIVERSITY MARKETPLACE     3,250,562     7,044,579    (3,845,597)            --            --    6,449,544
  607 VALLEY RANCH CENTRE        3,021,181    10,727,623         1,026      3,021,181    10,728,649           --
  637 VENTURA VILLAGE            4,300,000     6,351,012       103,388      4,300,000     6,454,400           --
  113 VILLAGE CENTER 6           3,885,444    10,799,316       630,294      3,885,444    11,429,610           --
   47 VILLAGE IN TRUSSVILLE        973,954     3,260,627       137,818        973,954     3,398,445           --


                                   Total Cost
                                   ----------                 Total Cost
                                                                Net of
                                               Accumulated   Accumulated
                                      Total    Depreciation  Depreciation  Mortgages
                                   ----------  ------------  ------------  ---------
  661 SHERWOOD MARKET CENTER       19,428,320   1,199,671     18,228,649           --
  524 SHILOH PHASE II               1,438,135      53,272      1,384,863           --
  181 SHILOH SPRINGS               12,827,617   2,279,856     10,547,761           --
  153 SHOPPES @ 104                12,799,247   1,012,653     11,786,594           --
  514 SHOPPES AT MASON              6,934,511     523,891      6,410,620    3,717,145
  151 SILVERLAKE                    9,294,519     675,478      8,619,041           --
   72 SOUTH MONROE                  6,421,435     552,075      5,869,360           --
  655 SOUTH POINT PLAZA            15,151,817     737,282     14,414,535           --
  158 SOUTH POINTE CROSSING        16,404,980     918,934     15,486,046           --
  653 SOUTHCENTER                  13,555,993     873,078     12,682,915           --
  239 SOUTHGATE VILLAGE             6,528,934      61,866      6,467,068    5,413,857
  604 SOUTHPARK                    12,598,534     677,432     11,921,102           --
  517 ST ANN SQUARE                 7,158,982     751,822      6,407,160    4,625,224
  511 STATLER SQUARE               10,428,471     847,462      9,581,009    5,213,128
  626 STRAWFLOWER VILLAGE          11,367,417     546,548     10,820,869           --
  184 STROH RANCH                  11,381,135     628,569     10,752,566           --
  664 SUNNYSIDE 205                10,057,460     650,921      9,406,539           --
  542 SWEETWATER PLAZA             19,582,749      31,754     19,550,995           --
  142 TAMIAMI TRAILS                9,728,928     902,133      8,826,795           --
  679 TARRANT PARKWAY VILLAGE       6,156,386     168,204      5,988,182
  627 TASSAJARA CROSSING           23,551,392   1,070,078     22,481,314           --
   95 TEQUESTA SHOPPES              5,764,946          --      5,764,946           --
   42 TERRACE WALK                  4,346,474     877,742      3,468,732           --
64/77 THE MARKETPLACE               8,201,822   1,419,527      6,782,295    2,067,448
  623 THE PROMENADE                        --          --             --           --
  605 THE VILLAGE                   7,730,591     528,151      7,202,440           --
  660 THOMAS LAKE                  16,307,115     732,107     15,575,008           --
  233 TINWOOD HOTEL SITE            8,271,191          --      8,271,191           --
  137 TOWN CENTER AT MARTIN
      DOWNS                         6,415,724     651,384      5,764,340           --
  213 TOWN SQUARE                   8,252,232     423,337      7,828,895           --
  651 TWIN PEAKS                   30,409,655   1,835,828     28,573,827           --
   46 UNION SQUARE SHOPPING
      CENTER                        7,944,954     919,720      7,025,234           --
  131 UNIVERSITY COLLECTION        12,030,242   1,259,906     10,770,336           --
   65 UNIVERSITY MARKETPLACE        6,449,544          --      6,449,544           --
  607 VALLEY RANCH CENTRE          13,749,830     785,800     12,964,030           --
  637 VENTURA VILLAGE              10,754,400     460,628     10,293,772           --
  113 VILLAGE CENTER 6             15,315,054   1,851,574     13,463,480           --
   47 VILLAGE IN TRUSSVILLE         4,372,399     838,350      3,534,049           --

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
                                  =========== =============    ==========    =========== =============   ===========


                                     Total Cost
                                     ----------                 Total Cost
                                                                  Net of
                                                 Accumulated   Accumulated
                                        Total    Depreciation  Depreciation  Mortgages
                                     ----------  ------------  ------------  ---------
    656 WALKER CENTER                10,329,707     474,386      9,855,321           --
    162 WATERFORD TOWNE CENTER       13,906,811     669,237     13,237,574
     53 WELLEBY                       8,491,855   1,352,228      7,139,627           --
     41 WELLINGTON MARKET PLACE      15,857,646          --     15,857,646           --
    132 WELLINGTON TOWN SQUARE        9,981,195   1,143,337      8,837,858           --
     87 WEST COUNTY                   6,674,062   1,317,509      5,356,553           --
    667 WEST HILLS                    8,252,338     428,946      7,823,392    5,087,043
    630 WEST PARK PLAZA              11,009,186     370,982     10,638,204           --
    236 WESTBROOK COMMONS            15,294,393     226,857     15,067,536           --
    507 WESTCHESTER PLAZA             8,987,731     871,730      8,116,001    5,479,343
671/672 WESTLAKE VILLAGE CENTER      33,343,006   2,191,176     31,151,830           --
    190 WILLA SPRINGS SHOPPING
        CENTER                       11,045,642     243,518     10,802,124           --
    516 WINDMILLER PLAZA PHASE I     14,788,057   1,050,857     13,737,200           --
    136 WOODCROFT SHOPPING CENTER     7,068,545     813,495      6,255,050           --
    641 WOODMAN VAN NUYS             12,500,047     499,185     12,000,862    5,515,768
    187 WOODMEN PLAZA                16,091,731   1,030,600     15,061,131           --
    631 WOODSIDE CENTRAL             12,377,452     641,543     11,735,909           --
    504 WORTHINGTON PARK CENTRE      14,347,298   1,211,406     13,135,892    4,628,152
        OPERATING BUILD TO SUIT
        PROPERTIES                   58,053,628   2,880,324     55,173,304    2,650,433
                                  ------------- -----------  -------------  -----------
                                  2,673,164,289 202,325,324  2,470,838,965  265,698,754
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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees and Shareholders of


ProLogis Trust



   We have audited the accompanying consolidated balance sheets of ProLogis Trust and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Frigoscandia Holding AB and CS Integrated LLC accounted for under the equity method of accounting, in which the Trust has investments in and advances to amounting to $416.6 million and $397.7 million as of December 31, 2001 and 2000, respectively, and earnings (loss) from unconsolidated entities of $(71.3) million, $(12.0) million and $6.3 million in 2001, 2000 and 1999, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these entities is based solely on the reports of the other auditors.



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



   In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProLogis Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                          ARTHUR ANDERSEN LLP



Chicago, Illinois


April 3, 2002

                                PROLOGIS TRUST



                          CONSOLIDATED BALANCE SHEETS



                       (In thousands, except share data)



                                                                                         December 31,
                                                                                    ----------------------
                                      ASSETS                                           2001        2000
                                      ------                                        ----------  ----------
Real estate........................................................................ $4,588,193  $4,689,492
   Less accumulated depreciation...................................................    574,871     476,982
                                                                                    ----------  ----------
                                                                                     4,013,322   4,212,510
Investments in and advances to unconsolidated entities.............................  1,310,735   1,453,148
Cash and cash equivalents..........................................................     27,989      57,870
Accounts and notes receivable......................................................     23,829      34,989
Other assets.......................................................................    228,066     187,817
                                                                                    ----------  ----------
       Total assets................................................................ $5,603,941  $5,946,334
                                                                                    ==========  ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
   Lines of credit................................................................. $  375,875  $  439,822
   Senior unsecured debt...........................................................  1,670,359   1,699,989
   Mortgage notes and other secured debt...........................................    532,106     537,925
   Accounts payable and accrued expenses...........................................    133,242     106,097
   Construction payable............................................................     19,805      40,925
   Distributions and dividends payable.............................................     63,169      57,739
   Other liabilities...............................................................     87,747      89,836
                                                                                    ----------  ----------
       Total liabilities...........................................................  2,882,303   2,972,333
                                                                                    ----------  ----------
Minority interest..................................................................     45,639      46,630
Shareholders' equity:
   Series A Preferred Shares; $0.01 par value; 5,400,000 shares issued and outstanding at December 31, 2000; stated liquidation preference of $25.00 per
     share.........................................................................         --     135,000
   Series B Convertible Preferred Shares; $0.01 par value; 6,256,100 shares issued and outstanding at December 31, 2000; stated liquidation preference of $25.00
     per share.....................................................................         --     156,403
   Series C Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2001 and 2000; stated liquidation preference of
     $50.00 per share..............................................................    100,000     100,000
   Series D Preferred Shares; $0.01 par value; 10,000,000 shares issued and outstanding at December 31, 2001 and 2000; stated liquidation preference of
     $25.00 per share..............................................................    250,000     250,000
   Series E Preferred Shares; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2001 and 2000; stated liquidation preference of
     $25.00 per share..............................................................     50,000      50,000
   Common shares of beneficial interest; $0.01 par value; 175,888,391 shares issued and outstanding at December 31, 2001 and 165,287,358 shares issued
     and outstanding at December 31, 2000..........................................      1,759       1,653
Additional paid-in capital.........................................................  2,958,613   2,740,136
Employee share purchase notes......................................................    (14,810)    (18,556)
Accumulated other comprehensive income.............................................    (63,780)    (33,768)
Distributions in excess of net earnings............................................   (605,783)   (453,497)
                                                                                    ----------  ----------
       Total shareholders' equity..................................................  2,675,999   2,927,371
                                                                                    ----------  ----------
       Total liabilities and shareholders' equity.................................. $5,603,941  $5,946,334
                                                                                    ==========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST



                      CONSOLIDATED STATEMENTS OF EARNINGS



                 Years Ended December 31, 2001, 2000 and 1999


                     (In thousands, except per share data)



                                                                              2001      2000      1999
                                                                            --------  --------  --------
Income:
   Rental income........................................................... $465,777  $480,088  $491,826
   Other real estate income................................................  104,436    78,103    46,678
   Income (loss) from unconsolidated entities..............................  (51,222)   78,063    22,519
   Interest income.........................................................    4,134     7,267     6,369
                                                                            --------  --------  --------
       Total income........................................................  523,125   643,521   567,392
                                                                            --------  --------  --------
Expenses:
   Rental expenses, net of recoveries of $95,813 in 2001, $91,706 in 2000 and $87,907 in 1999 and including amounts paid to affiliate of $89 in
     2001, $1,188 in 2000 and $1,314 in 1999...............................   28,700    27,177    33,501
   General and administrative, including amounts paid to affiliate of $681
     in 2001, $958 in 2000 and $1,582 in 1999..............................   50,274    44,954    38,284
   Depreciation and amortization...........................................  143,465   151,483   152,447
   Interest................................................................  163,629   172,191   170,746
   Other...................................................................    4,014     5,909     5,865
                                                                            --------  --------  --------
       Total expenses......................................................  390,082   401,714   400,843
                                                                            --------  --------  --------
Earnings before minority interest..........................................  133,043   241,807   166,549
Minority interest share in earnings........................................    6,461     5,586     4,979
                                                                            --------  --------  --------
Earnings before gain on disposition of real estate and foreign currency
  exchange losses..........................................................  126,582   236,221   161,570
Gain on disposition of real estate, net....................................   10,008     1,314    38,994
Foreign currency exchange losses, net......................................   (3,721)  (17,927)  (16,818)
                                                                            --------  --------  --------
Earnings before income taxes...............................................  132,869   219,608   183,746
Income taxes:
   Current income tax expense..............................................    2,467       900     1,472
   Deferred income tax expense.............................................    2,258     4,230        --
                                                                            --------  --------  --------
       Total income taxes..................................................    4,725     5,130     1,472
                                                                            --------  --------  --------
Earnings before cumulative effect of accounting change.....................  128,144   214,478   182,274
Cumulative effect of accounting change.....................................       --        --     1,440
                                                                            --------  --------  --------
Net earnings...............................................................  128,144   214,478   180,834
Less preferred share dividends.............................................   37,309    56,763    56,835
                                                                            --------  --------  --------
Net earnings attributable to Common Shares................................. $ 90,835  $157,715  $123,999
                                                                            ========  ========  ========
Weighted average Common Shares outstanding--Basic..........................  172,755   163,651   152,412
                                                                            ========  ========  ========
Weighted average Common Shares outstanding--Diluted........................  175,197   164,401   152,739
                                                                            ========  ========  ========
Basic per share net earnings attributable to Common Shares:
   Earnings before cumulative effect of accounting change.................. $   0.53  $   0.96  $   0.82
   Cumulative effect of accounting change..................................       --        --     (0.01)
                                                                            --------  --------  --------
       Net earnings attributable to Common Shares.......................... $   0.53  $   0.96  $   0.81
                                                                            ========  ========  ========
Diluted per share net earnings attributable to Common Shares:
   Earnings before cumulative effect of accounting change.................. $   0.52  $   0.96  $   0.82
   Cumulative effect of accounting change..................................       --        --     (0.01)
                                                                            --------  --------  --------
       Net earnings attributable to Common Shares.......................... $   0.52  $   0.96  $   0.81
                                                                            ========  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST



                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           AND COMPREHENSIVE INCOME



                 Years Ended December 31, 2001, 2000 and 1999


                                (In thousands)



                                                                            2001        2000        1999
                                                                         ----------  ----------  ----------
Common Shares--Number of shares at beginning of year....................    165,287     161,825     123,416
    Issuance of Common Shares under Common Share plans..................      3,502       1,642         344
    Repurchase of Common Shares.........................................       (778)         --          --
    Conversion of limited partnership units.............................         25         238          14
    Redemption or conversion of Series B Preferred Shares...............      7,785         980         663
    Issuance of Common Shares in merger transaction.....................         --          --      37,388
    Issuance of Common Shares in acquisition of unconsolidated entity...         67         602          --
                                                                         ----------  ----------  ----------
Common Shares--Number of shares at end of year..........................    175,888     165,287     161,825
                                                                         ==========  ==========  ==========
Common Shares (par value) at beginning of year.......................... $  1,652.9  $  1,618.3  $  1,234.2
    Issuance of Common Shares under Common Share plans..................       35.0        16.4         3.4
    Repurchase of Common Shares.........................................       (7.8)         --          --
    Conversion of limited partnership units.............................        0.2         2.4         0.2
    Redemption or conversion of Series B Preferred Shares...............       77.9         9.8         6.6
    Issuance of Common Shares in merger transaction.....................         --          --       373.9
    Issuance of Common Shares in acquisition of unconsolidated entity...        0.7         6.0          --
                                                                         ----------  ----------  ----------
Common Shares (par value) at end of year................................ $  1,758.9  $  1,652.9  $  1,618.3
                                                                         ==========  ==========  ==========
Preferred Shares at beginning of year................................... $  691,403  $  710,518  $  673,440
    Redemption or conversion of Series B Preferred Shares...............   (156,403)    (19,115)    (12,922)
    Redemption of Series A Preferred Shares.............................   (135,000)         --          --
    Issuance of Series E Preferred Shares in merger transaction.........         --          --      50,000
                                                                         ----------  ----------  ----------
Preferred Shares at end of year......................................... $  400,000  $  691,403  $  710,518
                                                                         ==========  ==========  ==========
Additional paid-in capital at beginning of year......................... $2,740,136  $2,663,350  $1,907,232
    Issuance of Common Shares under Common Share plans..................     70,850      30,251       6,327
    Repurchase of Common Shares.........................................    (15,992)         --          --
    Conversion of limited partnership units.............................        216       8,167         205
    Redemption or conversion of Series B Preferred Shares...............    151,742      19,105      12,916
    Issuance of Common Shares in merger transaction.....................         --          --     733,307
    Issuance of Common Shares in acquisition of unconsolidated entity...      1,452      11,872          --
    Sale of stock options to unconsolidated entities....................      1,091       2,153       1,226
    Stock-based compensation costs......................................      9,118       5,238       2,137
                                                                         ----------  ----------  ----------
Additional paid-in capital at end of year............................... $2,958,613  $2,740,136  $2,663,350
                                                                         ==========  ==========  ==========
Employee share purchase notes at beginning of year...................... $  (18,556) $  (22,906) $  (25,247)
    Principal payments on employee share purchase notes.................      3,746       4,350       2,341
                                                                         ----------  ----------  ----------
Employee share purchase notes at end of year............................ $  (14,810) $  (18,556) $  (22,906)
                                                                         ==========  ==========  ==========
Accumulated other comprehensive income at beginning of year............. $  (33,768) $   (9,765) $       23
    Foreign currency translation adjustments............................    (30,012)    (24,003)     (9,788)
                                                                         ----------  ----------  ----------
Accumulated other comprehensive income at end of year................... $  (63,780) $  (33,768) $   (9,765)
                                                                         ==========  ==========  ==========
Distributions in excess of net earnings at beginning of year............ $ (453,497) $ (389,079) $ (300,314)
    Net earnings........................................................    128,144     214,478     180,834
    Preferred Share dividends...........................................    (37,309)    (56,763)    (56,835)
    Common Share distributions paid.....................................   (180,681)   (165,123)   (158,554)
    Common Share distributions accrued..................................    (62,440)    (57,010)    (54,210)
                                                                         ----------  ----------  ----------
Distributions in excess of net earnings at end of year.................. $ (605,783) $ (453,497) $ (389,079)
                                                                         ==========  ==========  ==========
Total shareholders' equity at end of year............................... $2,675,999  $2,927,371  $2,953,736
                                                                         ==========  ==========  ==========
Comprehensive income:
    Net earnings........................................................ $  128,144  $  214,478  $  180,834
Preferred Share dividends...............................................    (37,309)    (56,763)    (56,835)
Foreign currency translation adjustments................................    (30,012)    (24,003)     (9,788)
                                                                         ----------  ----------  ----------
Comprehensive income.................................................... $   60,823  $  133,712  $  114,211
                                                                         ==========  ==========  ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST



                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                 Years Ended December 31, 2001, 2000 and 1999


                                (In thousands)



                                                                                                 2001        2000
                                                                                               ---------  ----------
Operating activities:
   Net earnings............................................................................... $ 128,144  $  214,478
   Adjustments to reconcile net earnings to net cash providedby operating activities:
      Minority interest share in earnings.....................................................     6,461       5,586
      Depreciation and amortization...........................................................   143,465     151,483
      Gain on disposition of real estate......................................................   (10,008)     (1,314)
      Straight-lined rents....................................................................    (6,215)     (6,716)
      Amortization of deferred loan costs.....................................................     5,233       4,597
      Stock-based compensation................................................................     7,194       3,811
      (Income) loss from unconsolidated entities..............................................    68,129     (64,239)
      Deferred income tax expense.............................................................     2,258       4,230
      Foreign currency exchange (gains) losses, net...........................................    (4,780)     20,956
      Interest rate hedge expense.............................................................        --          --
      Cumulative effect of accounting change..................................................        --          --
   Increase in accounts receivable and other assets...........................................   (45,200)    (43,123)
   Increase in accounts payable, accrued expenses and other liabilities.......................    52,179      35,409
                                                                                               ---------  ----------
         Net cash provided by operating activities............................................   346,860     325,158
                                                                                               ---------  ----------
Investing activities:
   Real estate investments....................................................................  (789,488)   (631,968)
   Tenant improvements and lease commissions on previously leased space.......................   (21,672)    (19,623)
   Recurring capital expenditures.............................................................   (29,081)    (23,895)
   Proceeds from dispositions of real estate..................................................   855,993     489,020
   Net (advances to) amounts received from unconsolidated entities............................    72,677    (188,750)
   Proceeds from repayment of note receivable.................................................    11,591      11,671
   Adjustments to cash balances resulting from mergers and contributions......................               (17,968)
                                                                                               ---------  ----------
         Net cash provided by (used in) investing activities..................................   100,020    (381,513)
                                                                                               ---------  ----------
Financing activities:
   Net proceeds from Common Share plans.......................................................    71,229      30,734
   Repurchase of Common Shares, net of costs..................................................   (16,000)         --
   Redemption of Series A Preferred Shares....................................................  (135,000)         --
   Redemption of Series B Convertible Preferred Shares........................................    (4,583)         --
   Proceeds from financing transactions.......................................................        --          --
   Debt issuance and other transaction costs incurred.........................................    (1,815)     (4,598)
   Distributions paid on Common Shares (includes $11,132 paid in 1999 in merger transaction)..  (237,691)   (219,333)
   Distributions paid to minority interest holders............................................    (7,116)     (7,123)
   Dividends paid on preferred shares (includes $729 paid in 1999 in merger transaction)......   (37,309)    (56,763)
   Principal payments on senior unsecured debt................................................   (30,000)    (30,000)
   Principal payments received on employee share purchase notes...............................     3,746       4,350
   Payments on the purchase of derivative financial instruments...............................    (2,931)     (1,371)
   Proceeds from settlement of derivative financial instruments...............................       106       2,179
   Proceeds from lines of credit and short-term borrowings....................................   642,188   1,075,473
   Payments on lines of credit and short-term borrowings......................................  (706,135)   (734,351)
   Payments in merger transaction.............................................................        --          --
   Regularly scheduled principal payments on secured debt.....................................    (7,906)     (7,100)
   Principal payments on secured debt at maturity and prepayments.............................    (7,544)     (7,210)
                                                                                               ---------  ----------
         Net cash provided by (used in) financing activities..................................  (476,761)     44,887
                                                                                               ---------  ----------
Net increase (decrease) in cash and cash equivalents..........................................   (29,881)    (11,468)
Cash and cash equivalents, beginning of year..................................................    57,870      69,338
                                                                                               ---------  ----------
Cash and cash equivalents, end of year........................................................ $  27,989  $   57,870
                                                                                               =========  ==========


                                                                                                  1999
                                                                                               -----------
Operating activities:
   Net earnings............................................................................... $   180,834
   Adjustments to reconcile net earnings to net cash providedby operating activities:
      Minority interest share in earnings.....................................................       4,979
      Depreciation and amortization...........................................................     152,447
      Gain on disposition of real estate......................................................     (38,994)
      Straight-lined rents....................................................................      (9,889)
      Amortization of deferred loan costs.....................................................       4,440
      Stock-based compensation................................................................       1,657
      (Income) loss from unconsolidated entities..............................................     (20,948)
      Deferred income tax expense.............................................................          --
      Foreign currency exchange (gains) losses, net...........................................      11,344
      Interest rate hedge expense.............................................................         945
      Cumulative effect of accounting change..................................................       1,440
   Increase in accounts receivable and other assets...........................................     (37,359)
   Increase in accounts payable, accrued expenses and other liabilities.......................      20,480
                                                                                               -----------
         Net cash provided by operating activities............................................     271,376
                                                                                               -----------
Investing activities:
   Real estate investments....................................................................    (459,252)
   Tenant improvements and lease commissions on previously leased space.......................     (19,751)
   Recurring capital expenditures.............................................................     (28,114)
   Proceeds from dispositions of real estate..................................................     564,827
   Net (advances to) amounts received from unconsolidated entities............................    (141,037)
   Proceeds from repayment of note receivable.................................................          15
   Adjustments to cash balances resulting from mergers and contributions......................      48,962
                                                                                               -----------
         Net cash provided by (used in) investing activities..................................     (34,350)
                                                                                               -----------
Financing activities:
   Net proceeds from Common Share plans.......................................................       6,331
   Repurchase of Common Shares, net of costs..................................................          --
   Redemption of Series A Preferred Shares....................................................          --
   Redemption of Series B Convertible Preferred Shares........................................          --
   Proceeds from financing transactions.......................................................     966,075
   Debt issuance and other transaction costs incurred.........................................     (58,248)
   Distributions paid on Common Shares (includes $11,132 paid in 1999 in merger transaction)..    (208,969)
   Distributions paid to minority interest holders............................................      (7,251)
   Dividends paid on preferred shares (includes $729 paid in 1999 in merger transaction)......     (56,835)
   Principal payments on senior unsecured debt................................................     (12,500)
   Principal payments received on employee share purchase notes...............................       2,341
   Payments on the purchase of derivative financial instruments...............................     (27,715)
   Proceeds from settlement of derivative financial instruments...............................          --
   Proceeds from lines of credit and short-term borrowings....................................   1,939,845
   Payments on lines of credit and short-term borrowings......................................  (2,335,445)
   Payments in merger transaction.............................................................    (395,981)
   Regularly scheduled principal payments on secured debt.....................................      (6,560)
   Principal payments on secured debt at maturity and prepayments.............................     (35,916)
                                                                                               -----------
         Net cash provided by (used in) financing activities..................................    (230,828)
                                                                                               -----------
Net increase (decrease) in cash and cash equivalents..........................................       6,198
Cash and cash equivalents, beginning of year..................................................      63,140
                                                                                               -----------
Cash and cash equivalents, end of year........................................................ $    69,338
                                                                                               ===========



See Note 12 for information on non-cash investing and financing activities.



  The accompanying notes are an integral part of these consolidated financial statements.

                                PROLOGIS TRUST



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               December 31, 2001



1. Description of Business:



   ProLogis Trust (collectively with its consolidated subsidiaries and partnerships "ProLogis") is a publicly held real estate investment trust ("REIT") that owns, operates and develops industrial distribution facilities in North America (United States and Mexico), Europe and Asia (Japan). The ProLogis Operating System(R), comprised of the Market Services Group, the Global Services Group, the Global Development Group and the ProLogis Solutions Group, utilizes ProLogis' international network of distribution facilities to meet its customers' distribution space needs globally. ProLogis' business consists of three reportable business segments: property operations, corporate distribution facilities services business ("CDFS business") and temperature-controlled distribution operations. See Note 10.



2. Summary of Significant Accounting Policies:



  Principles of Financial Presentation



   The accounts of ProLogis, its wholly owned subsidiaries and its majority owned and controlled subsidiaries and partnerships are consolidated in the accompanying financial statements. All material intercompany transactions, including transactions with unconsolidated entities, have been eliminated.



   ProLogis Development Services Incorporated ("ProLogis Development Services") is a subsidiary of ProLogis that operates in the CDFS business segment. See
Note 10. ProLogis owned only the non-voting preferred stock of ProLogis Development Services, representing a 95% interest until October 2001 when ProLogis also acquired the voting common stock. ProLogis has advanced mortgage loans to fund ProLogis Development Services' acquisition, development and construction activities since its inception. A charitable trust owned the voting common stock of ProLogis Development Services prior to October 2001 but had no substantive role in the decision-making process regarding the operations of ProLogis Development Services. Accordingly, ProLogis consolidated ProLogis Development Services in its financial statements. In October 2001, ProLogis acquired the voting common stock from the charitable trust for $1.3 million. As of December 31, 2001, ProLogis owned 100% of ProLogis Development Services and continues to consolidate ProLogis Development Services in its financial statements. ProLogis Development Services is not a qualified REIT subsidiary under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, provisions for federal and state income taxes are recognized, as appropriate.



   The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



   Certain amounts included in the consolidated financial statements for prior years have been reclassified to conform to the 2001 financial statement presentation.



  REIT Organization Status



   In January 1993, ProLogis was formed as a Maryland REIT and has elected to be taxed as a REIT under the Code.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   REITs are not generally required to pay federal income taxes if minimum distribution, income, asset and shareholder tests are met. During 2001, 2000 and 1999, ProLogis was in compliance with the REIT requirements. Thus, no federal income tax provision has been reflected in the accompanying consolidated financial statements for ProLogis and its wholly owned subsidiaries which are qualified REIT subsidiaries. ProLogis recognizes income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" for its subsidiaries that are not qualified REIT subsidiaries. Additionally, the foreign countries that ProLogis operates in do not recognize REITs under their respective tax laws. Accordingly, ProLogis has recognized foreign country income taxes, as applicable.



  Long-Lived Assets



   Real estate is carried at cost, which is not in excess of estimated fair market value. Costs directly associated with the successful acquisition, renovation or development of real estate are capitalized. Direct costs associated with unsuccessful acquisitions are expensed at the time the pursuit is abandoned. Renovations and improvements to real estate assets are capitalized. Repairs and maintenance costs are expensed as incurred to the extent they are not acquisition-related renovation costs identified during ProLogis' pre-acquisition due diligence.



   General and administrative costs incurred for pre-acquisition and development activities (including land acquisitions), renovation and leasing activities that are incremental and identifiable to a specific activity are capitalized to the specific real estate assets. ProLogis capitalizes interest costs incurred during the land development and construction periods of qualifying projects. Costs capitalized related to leasing activities are included with other assets.



   Depreciation of real estate assets is computed over the estimated useful lives of depreciable property on a straight-line basis: seven years for capital improvements, 10 years for tenant improvements, 30 years for acquired facilities and 40 years for facilities developed by ProLogis. Capitalized lease costs are amortized over the lease term. ProLogis' average lease term is between six and seven years.



   ProLogis acquired certain real estate through the formation of partnerships wherein ProLogis, the general partner, contributed cash and the limited partners contributed real estate in exchange for partnership units which are ultimately exchangeable for ProLogis' common shares of beneficial interest, ("Common Shares"). In consolidating the partnerships' assets, real estate cost includes the estimated fair value attributable to the limited partners' interests as of the acquisition dates. See Note 6.



   ProLogis' investments in certain entities are accounted for under the equity method. Accordingly, these investments are recognized at ProLogis' cost as adjusted for ProLogis' proportionate share of the earnings or losses of the companies, distributions received and other basis adjustments, as appropriate. ProLogis' proportionate share of the earnings or losses of these companies is recognized in income. See Note 4.



   ProLogis' management periodically reviews long-lived assets (primarily real estate and investments in unconsolidated entities) that it owns for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In management's opinion, long-lived assets and certain identifiable intangibles, primarily real estate assets and investments in unconsolidated entities, are not carried at amounts in excess of their fair values. Long-lived assets and certain identifiable intangibles, primarily real estate and investments in unconsolidated entities, to be disposed of, if any, are reported at the lower of their carrying amount or fair value less cost to sell. In 2001, ProLogis' share of the aggregate impairment adjustments recognized by its unconsolidated entities was $131.2 million. See Note 4.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   Recently issued accounting pronouncements that address long-lived assets are:



  . SFAS No. 142, "Goodwill and Other Intangible Assets"--provides that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based-test (the impairment guidance in existing rules for equity method goodwill will continue to apply). SFAS No. 142 also changes the rules for recognition of acquired intangible assets other than goodwill but continues to require that intangible assets be amortized over their useful lives.



  . SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"--establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. SFAS No. 144 requires that discontinued operations be measured on the same basis as other long-lived assets (the lower of the carrying amount or fair value less cost to sell) rather than at the net realizable value as previously required. Additionally, future operating losses of discontinued operations are no longer recognized before they occur.



   SFAS Nos. 142 and 144 are effective for ProLogis' fiscal year ending December 31, 2002. Management is still evaluating the effects these standards will have, if any, on ProLogis' consolidated financial position, results of operations or financial statement disclosures. For the years ended December 31, 2001, 2000 and 1999, ProLogis recognized amortization expense related to recognized goodwill of $0.1 million, $2.1 million and $0.5 million, respectively, as a component of "Depreciation and amortization" in its Consolidated Statements of Earnings. For the years ended December 31, 2001, 2000 and 1999, ProLogis' share of the goodwill amortization of its unconsolidated entities recognized under the equity method was $10.0 million, $10.1 million and $9.8 million, respectively. These amounts are included as a component of "Income (loss) from unconsolidated entities" in ProLogis' Consolidated Statements of Earnings.



  Cash and Cash Equivalents



   ProLogis considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.



  Minority Interest



   ProLogis acquired a controlling interest in five partnerships that owned real estate (the "Partnerships"), which are consolidated in ProLogis' financial statements. The Partnerships are ProLogis Limited Partnership--I, ProLogis Limited Partnership--II, ProLogis Limited Partnership--III, ProLogis Limited Partnership--IV and Meridian Realty Partners Limited Partnership. The acquisition of the controlling interest resulted in a step-up to fair value of the real estate owned by the Partnerships. Therefore, the minority interest in the Partnerships has been stated at each holders' respective share of the fair value of the real estate at the date of acquisitions, as adjusted for subsequent earnings, contributions and distributions. Common Shares issued upon exchange of the limited partner interests are accounted for at the carrying value of the minority interest surrendered.



  Costs of Raising Capital



   Costs incurred in connection with the issuance of shares are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets, and amortized over the term of the related loan or the renewal term.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




  Financial Instruments



   ProLogis adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and, specifically, requires all derivatives to be recorded on the balance sheet at fair value as an asset or liability, with an offset to accumulated other comprehensive income or income.



   In the normal course of business, ProLogis uses certain derivative financial instruments for the purpose of foreign currency exchange rate and interest rate risk management. To qualify for hedge accounting, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract. Those risk management instruments not meeting these criteria are accounted for at fair value with changes in fair value recognized immediately in net income.



   In assessing the fair value of its financial instruments, both derivative and non-derivative, ProLogis uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, ProLogis uses quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.



   ProLogis' financial instruments, including derivative instruments are further discussed in Note 16.



  Foreign Operations



   The U.S. dollar is the functional currency for ProLogis' consolidated and unconsolidated entities operating in the United States and Mexico. The functional currency for ProLogis' consolidated and unconsolidated entities operating outside North America is the local currency of the country in which the entity is located (euro for members of the European Union, krona for Sweden, pound sterling for the United Kingdom, zloty for Poland and yen for Japan).



   ProLogis' consolidated subsidiaries whose functional currency is not the U.S. dollar translate their financial statements into U.S. dollars. Assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant, nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders' equity. ProLogis translates its share of the income of its unconsolidated entities whose functional currency is not the U.S. dollar at the average exchange rate for the period. ProLogis and its foreign entities have certain transactions denominated in currencies other than their functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period, and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are included in ProLogis' results of operations. In addition, gains or losses are recorded in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   The net foreign currency exchange gains and losses recognized in ProLogis' results of operations were as follows for the periods indicated (in thousands of U.S. dollars):



                                                         Year Ended December 31,
                                                       ---------------------------
                                                        2001      2000      1999
                                                       -------  --------  --------
Losses from the remeasurement and settlement of third
  party and intercompany debt, net.................... $(2,509) $(18,762) $(16,549)
Mark to market gains (losses) on foreign currency put
  option contracts(1).................................   1,122      (854)      (47)
Gains (losses) from the settlement of foreign currency
  put option contracts, net(1)........................  (2,149)    1,481       (45)
Other gains (losses), net.............................    (185)      208      (177)
                                                       -------  --------  --------
Total................................................. $(3,721) $(17,927) $(16,818)
                                                       =======  ========  ========

--------

(1) ProLogis entered into foreign currency put option contracts related to its operations in Europe for 2001, 2000 and 1999. These put option contracts do not qualify for hedge accounting treatment; therefore, ProLogis marks these contracts to market as of the end of the applicable accounting period. Upon settlement, the mark to market adjustments are reversed and the total realized gain or loss is recognized. See Note 16.



  Revenue Recognition



   ProLogis leases its operating facilities under operating leases and recognizes the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. A provision for possible loss is made when collection of receivables is considered doubtful.



   Gains or losses on the disposition of real estate are recorded when the recognition criteria set forth under SFAS No. 66, "Accounting for Sales of Real Estate" have been met, generally at the time title is transferred and ProLogis has no future involvement with the asset sold. When ProLogis sells assets to entities in which it has an ownership interest, ProLogis does not recognize the portion of any gain resulting from the sale to the extent of its ownership interest in the entity acquiring the assets. Further, under certain circumstances, ProLogis defers portions of the gains on sales of assets to the extent that a portion of the sales proceeds consists of non-monetary consideration. ProLogis adjusts its share of the earnings recognized under the equity method from these entities to reflect depreciation expense based on its lower basis with respect to the assets that were acquired from ProLogis. Gains and losses resulting from the disposition of assets in the CDFS business segment are recognized as "Other real estate income" in ProLogis' Consolidated Statements of Earnings. See Note 10.



  Rental Expenses



   Rental expenses primarily includes the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Under the terms of the respective leases, some or all of ProLogis' rental expenses are recovered from its tenants. Amounts recovered from tenants reduce the rental expenses recognized.



  Stock-Based Compensation



   ProLogis adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows ProLogis to continue to account for its various stock-based compensation plans using Accounting Principles Board ("APB")

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, if the exercise price of the stock options issued equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS No. 123, the fair value of the stock options issued is recognized as compensation expense. ProLogis generally issues stock options to employees and members of its Board of Trustees (the "Board") with an exercise price equal to the average of the high and low market prices on the day the options are issued. Therefore, no compensation expense is recognized. Generally, any changes to the terms of options or other instruments awarded will result in the use of variable accounting under SFAS No. 123 and the recognition of compensation expense. Certain pro forma earnings per share disclosures required by SFAS No. 123 are presented in Note 13.



  Cost of Start-Up Activities



   Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities," which requires that costs associated with organization, pre-opening, and start-up activities be expensed as incurred was adopted by ProLogis on January 1, 1999. Through December 31, 1998, ProLogis capitalized costs associated with start-up activities and amortized such costs over an appropriate period, generally five years. ProLogis expensed all unamortized organization and start-up costs, approximating $1.4 million, as a cumulative effect of an accounting change as of January 1, 1999. Subsequent to that date, such costs incurred have been expensed.



3. Real Estate



  Real Estate Investments



   Real estate investments directly owned by ProLogis consisting of income producing industrial distribution facilities, facilities under development and land held for future development, at cost, are summarized as follows (in thousands):



                                                               December 31,
                                                      ---------------------------
                                                         2001             2000
                                                      ----------       ----------
Operating facilities:
   Improved land..................................... $  645,343(1)    $  648,950(1)
   Buildings and improvements........................  3,536,638(1)     3,619,543(1)
                                                      ----------       ----------
                                                       4,181,981        4,268,493
                                                      ----------       ----------
Facilities under development (including cost of land)    131,545(2)(3)    186,020(2)
Land held for development............................    200,737(4)       187,405(4)
Capitalized preacquisition costs.....................     73,930(5)        47,574(5)
                                                      ----------       ----------
       Total real estate.............................  4,588,193        4,689,492
Less accumulated depreciation........................    574,871          476,982
                                                      ----------       ----------
       Net real estate............................... $4,013,322       $4,212,510
                                                      ==========       ==========

--------

(1) As of December 31, 2001 and December 31, 2000, ProLogis had 1,208 and 1,244 operating facilities, respectively, consisting of 123,356,000 and 126,275,000 square feet, respectively.


(2) Facilities under development consist of 16 buildings aggregating 5,357,000 square feet as of December 31, 2001 and 41 buildings aggregating 8,711,000 square feet as of December 31, 2000.


(3) In addition to the December 31, 2001 construction payable of $19.8 million, ProLogis had unfunded commitments on its contracts for facilities under construction totaling $132.2 million.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



(4) Land held for future development consisted of 1,976 acres as of December 31, 2001 and 2,047 acres as of December 31, 2000.


(5) Capitalized preacquisition costs include $65.0 million and $32.5 million of funds on deposit with title companies as of December 31, 2001 and December 31, 2000, respectively.



   ProLogis' operating facilities, facilities under development and land held for future development are located in North America (the United States and Mexico), eight countries in Europe and in Japan. No individual market represents more than 10% of ProLogis' real estate assets.



  Operating Lease Agreements



   ProLogis leases its facilities to customers under agreements, which are classified as operating leases. As of December 31, 2001, minimum lease payments on leases with lease periods greater than one year for space in ProLogis' directly owned facilities during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):



                         2002............... $  400,344
                         2003...............    321,303
                         2004...............    236,003
                         2005...............    166,751
                         2006...............    106,130
                         2007 and thereafter    205,714
                                             ----------
                                             $1,436,245
                                             ==========



   ProLogis' largest customer (based on rental income) in its directly owned facilities accounted for 0.82% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 2001. The annualized base rent for ProLogis' 25 largest customers (based on rental income) accounted for 13.2% of ProLogis' rental income (on an annualized basis) for the year ended December 31, 2001.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




4. Unconsolidated Entities:



  Investments In and Advances To Unconsolidated Entities



   Investments in and advances to unconsolidated entities are as follows (in thousands):



                                                           December 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
   Temperature-controlled distribution companies:
      CSI/Frigo LLC(1)............................... $   (2,492) $       --
      ProLogis Logistics(2)..........................    174,295     231,053
      Frigoscandia S.A.(3)...........................    186,168     191,981
                                                      ----------  ----------
                                                         357,971     423,034
                                                      ----------  ----------
   Distribution real estate entities:
      ProLogis California(4).........................    118,846     132,243
      ProLogis North American Properties Fund I(5)...     45,331      10,369
      ProLogis North American Properties Fund II(6)..      8,210      13,408
      ProLogis North American Properties Fund III(7).      6,273          --
      ProLogis North American Properties Fund IV(8)..      4,747          --
      ProLogis European Properties Fund(9)...........    263,114     147,938
      ProLogis European Properties S.a.r.l.(9).......         --      84,767
                                                      ----------  ----------
                                                         446,521     388,725
                                                      ----------  ----------
   CDFS business:
      Kingspark LLC..................................      9,937          --
      Kingspark S. A.(10)............................    490,074     570,582
                                                      ----------  ----------
                                                         500,011     570,582
                                                      ----------  ----------
   Insight(11).......................................      2,479       2,470
   ProLogis Equipment Services(12)...................      1,680         450
   GoProLogis(13)....................................      2,073      56,315
   ProLogis PhatPipe(14).............................         --      11,572
                                                      ----------  ----------
   Total............................................. $1,310,735  $1,453,148
                                                      ==========  ==========

--------

 (1) CSI/Frigo LLC, a limited liability company, owns 100% of the voting common stock of both ProLogis Logistics Services Incorporated ("ProLogis Logistics") and Frigoscandia Holding S.A. ("Frigoscandia S.A."). ProLogis directly owns all of the non-voting preferred stock of both ProLogis Logistics and Frigoscandia S.A. representing a 95% interest in the earnings of these entities. ProLogis owns 89% of the membership interests (all non-voting) of CSI/Frigo LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 11% of the membership interests (all voting) and is the managing member. ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. Mr. Brooksher may transfer his membership interest, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $50,000 in CSI/Frigo LLC. Mr. Brooksher's membership interest and the terms of the participating note entitle him to receive dividends equal to 5% of the net cash flow, as defined, if any. ProLogis' interests in CSI/Frigo LLC, ProLogis Logistics Services and Frigoscandia S.A. do not result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See Note 15.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)





Prior to January 5, 2001, the common stock of ProLogis Logistics was owned by unrelated third parties and the common stock of Frigoscandia S.A. was owned by a limited liability company in which unrelated parties owned 100% of the voting interests and Security Capital Group Incorporated ("Security Capital"), ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of both ProLogis Logistics and Frigoscandia S.A. was acquired by CSI/Frigo LLC for an aggregate purchase price of $3.3 million.


 (2) ProLogis Logistics owns 100% of CS Integrated LLC ("CSI"), a temperature-controlled distribution company operating in the United States. As of December 31, 2001, CSI owned or operated facilities aggregating 178.4 million cubic feet (including 35.5 million cubic feet of dry distribution space located in its facilities). In January 2002, negotiations commenced for the sale of substantially all of the operating assets of CSI and, accordingly, these assets were classified as assets held for sale by CSI in January 2002. Through its investment in ProLogis Logistics, ProLogis' share of the write-downs and other impairment charges recorded by ProLogis Logistics was $53.3 million. This amount reflects ProLogis' share of a charge of $32.0 million from the write-down of operating assets recorded by CSI under SFAS No. 121 and ProLogis' share of charges totalling $21.3 million from the impairment of ProLogis Logistics' investment in CSI recorded by ProLogis Logistics under SFAS No. 121 in 2001. As a result of these charges, the carrying value of ProLogis' investment in ProLogis Logistics as of December 31, 2001 is reported at the lower of cost or estimated fair value.


 (3) Frigoscandia S.A., through a wholly owned subsidiary, owns 100% of Frigoscandia Holding AB ("Frigoscandia"), which owns temperature-controlled distribution companies operating in nine countries in Europe. As of December 31, 2001, these companies owned or operated facilities aggregating 154.4 million cubic feet. During 2001, Frigoscandia disposed of substantially all of the operating assets in Germany and all of the operating assets in the Czech Republic (aggregating 27.0 million cubic feet) for a net loss of $4.4 million. As of December 31, 2001, negotiations were ongoing to sell 46.6 million cubic feet of Frigoscandia's operating assets. These assets, located in five countries, were classified by Frigoscandia as assets held for sale as of December 31, 2001. Through its investment in Frigoscandia S.A., ProLogis' share of the write-downs and other impairment charges recorded by Frigoscandia S.A. was $35.1 million reflecting ProLogis' share of a $31.2 million charge from the write-down of operating assets that Frigoscandia held for sale and other impairment charges recorded by Frigoscandia under SFAS No. 121 and ProLogis' share of a charge of $3.9 million from the impairment of Frigoscandia S.A.'s investment in Frigoscandia recorded by Frigoscandia S.A. under SFAS No. 121 in 2001. As a result of these charges, the carrying value of Prologis' investment in Frigoscandia S.A. as of December 31, 2001 is reported at the lower of cost or estimated fair value.


 (4) Represents ProLogis' investment in the membership interests of ProLogis California I LLC ("ProLogis California"), a limited liability company that began operations on August 26, 1999, including acquisition costs, as adjusted for ProLogis' cumulative share of the earnings or losses of ProLogis California, distributions from ProLogis California and for the portion of the gain resulting from the disposition of ProLogis' properties to ProLogis California that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis California. ProLogis California's members are ProLogis and New York State Common Retirement Fund. ProLogis California owns 79 operating facilities aggregating 13.1 million square feet, all located in the Los Angeles/Orange County market. ProLogis has had a 50% ownership interest in this entity since its inception.


 (5) Represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund I LLC, a limited liability company that began operations on June 30, 2000, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' cumulative share of the earnings or losses of ProLogis North American Properties Fund I, distributions from ProLogis North American Properties Fund I and the portion of the gain resulting from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund I

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



    that does not qualify for income recognition by ProLogis or ProLogis Development Services due to their continuing ownership in ProLogis North American Properties Fund I. ProLogis North American Properties Fund I's members are ProLogis, ProLogis Development Services and the State Teachers Retirement Board of Ohio. As of December 31, 2001, ProLogis North American Properties Fund I owns 36 operating facilities aggregating 9.0 million square feet in 16 United States markets (including three operating facilities contributed to ProLogis North American Properties Fund I for an additional equity interest of $34.1 million in January 2001). The combined ownership interests of ProLogis and ProLogis Development Services in this entity was 20% from its inception until January 15, 2001 and has been 41.3% after that date.


 (6) This entity was originally formed on June 30, 2000 as a limited liability company whose members were ProLogis and Principal Financial Group. This entity owned three operating facilities, all acquired from ProLogis, aggregating 440,000 square feet. On March 27, 2001, First Islamic Investment Bank E.C. acquired the membership interest held by Principal Financial Group and, under the name ProLogis First US Properties LP ("ProLogis North American Properties Fund II"), acquired 24 additional operating facilities aggregating 4.0 million square feet from ProLogis and ProLogis Development Services. This acquisition brought the total portfolio to 27 operating facilities aggregating 4.5 million square feet in 13 United States markets, also the balances as of December 31, 2001. The investment represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund II, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' share of the cumulative earnings or losses of ProLogis North American Properties Fund II, distributions from ProLogis North American Properties Fund II and the portion of the gain resulting from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund II that does not qualify for income recognition by ProLogis or ProLogis Development Services due to their continuing ownership in ProLogis North American Properties Fund II. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in this entity since its inception.


 (7) ProLogis Second US Properties LP ("ProLogis North American Properties Fund III") was formed on June 15, 2001 as a limited liability company whose members are ProLogis and ProLogis Development Services and First Islamic Investment Bank E.C. In June 2001, this entity acquired 34 operating facilities aggregating 4.4 million square feet in 15 United States markets from ProLogis and ProLogis Development Services, also the balances as of December 31, 2001. Investment represents ProLogis' and ProLogis Development Services' investment in the membership interests of ProLogis North American Properties Fund III, including acquisition costs, as adjusted for ProLogis' and ProLogis Development Services' share of the cumulative earnings or losses of ProLogis North American Properties Fund III, distributions from ProLogis North American Properties Fund III and the portion of the gain resulting from the disposition of ProLogis' and ProLogis Development Services' facilities to ProLogis North American Properties Fund III that does not qualify for income recognition by ProLogis or ProLogis Development Services due to their continuing ownership in ProLogis North American Properties Fund III. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in this entity since its inception.


 (8) ProLogis Third US Properties LP ("ProLogis North American Properties Fund IV") was formed on September 21, 2001 as a limited liability company whose members are ProLogis and First Islamic Investment Bank E.C. In September 2001, this entity acquired 17 operating facilities aggregating 3.5 million square feet in 10 United States markets from ProLogis, also the balances as of December 31, 2001. Investment represents ProLogis' investment in the membership interests of ProLogis North American Properties Fund IV, including acquisition costs, as adjusted for ProLogis' share of the cumulative net earnings or losses of ProLogis North American Properties Fund IV, distributions from ProLogis North American Properties Fund IV and the portion of the gain resulting from the disposition of ProLogis' facilities to ProLogis North American Properties Fund IV that does not qualify for income recognition by

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



    ProLogis due to its continuing ownership in ProLogis North American Properties Fund IV. ProLogis has had a 20% ownership interest in this entity since its inception.


 (9) Represents ProLogis' investment in the common units of ProLogis European Properties Fund which began operations on September 23, 1999, including acquisition costs, as adjusted for ProLogis' share of the cumulative earnings or losses of ProLogis European Properties Fund, distributions from ProLogis European Properties Fund, the portion of the gain resulting from the disposition of ProLogis' facilities to ProLogis European Properties Fund that does not qualify for income recognition by ProLogis due to its continuing ownership in ProLogis European Properties Fund and cumulative translation account adjustments, as appropriate. As of December 31, 2001, ProLogis European Properties Fund owns 141 operating facilities aggregating 23.1 million square feet in 24 European markets, including facilities owned by ProLogis European Properties S.a.r.l. ProLogis European Properties S.a.r.l. was previously 100% owned by ProLogis. In 2000 and 2001, ProLogis contributed 50.1% and 49.9%, respectively, of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest. ProLogis European Properties Fund owned 100% of ProLogis European Properties S.a.r.l. as of December 31, 2001. As of December 31, 2001 and 2000, ProLogis owned 35.4% and 34.4%, respectively, of ProLogis European Properties Fund.


(10) ProLogis owns all of the non-voting preferred stock of Kingspark S.A., representing a 95% interest in its earnings. Kingspark LLC, a limited liability company, owns all of the voting common stock of Kingspark S.A. ProLogis owns 95% of the membership interests (all non-voting) of Kingspark LLC and K. Dane Brooksher, ProLogis' chairman and chief executive officer, owns the remaining 5% of the membership interests (all voting) and is the managing member. Mr. Brooksher may transfer his membership interests subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interest. Mr. Brooksher does not receive compensation in connection with being the managing member. Mr. Brooksher invested $40,557 in Kingspark LLC which was loaned to him by ProLogis. The recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interests entitle him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Neither ProLogis' ownership interests in Kingspark LLC and Kingspark S.A., nor its loan to Mr. Brooksher, result in ProLogis having ownership of or control of the voting common stock or voting membership interests of these entities; therefore, they are not consolidated in ProLogis' financial statements. See Note 15.


Prior to January 5, 2001, the common stock of Kingspark S.A. was owned by a limited liability company in which unrelated third parties owned 100% of the voting interests and Security Capital, ProLogis' largest shareholder, owned 100% of the non-voting interests. On January 5, 2001, the common stock of Kingspark S.A. was acquired by Kingspark LLC for an aggregate purchase price of $8.1 million.


(11) Represents ProLogis Development Services' equity investment in the common stock of Insight, Inc. ("Insight"), a privately owned logistics optimization consulting company, as adjusted for ProLogis Development Services' cumulative share of Insight's earnings or losses. ProLogis Development Services had a 33.3% ownership interest in Insight as of December 31, 2001 and 2000.


(12) Investment represents ProLogis Development Services' (through a wholly owned subsidiary) investment in the membership interests of ProLogis Equipment Services LLC, a limited liability company whose other member is a subsidiary of Dana Commercial Credit Corporation, as adjusted for ProLogis Development Services' cumulative share of ProLogis Equipment Services' earnings or losses. ProLogis Equipment Services began operations on April 26, 2000 for the purpose of acquiring, leasing and selling material handling equipment and providing asset management services for such equipment. ProLogis Development Services has had a 50% ownership interest in ProLogis Equipment Services since its inception.


(13) ProLogis owns 100% of the non-voting preferred stock ($25.0 million of cash invested and $30.4 million of preferred stock received under a license fee agreement) of GoProLogis Incorporated ("GoProLogis"),

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



    that has invested $25.0 million in the non-cumulative preferred stock of Vizional Technologies, Inc. (formerly GoWarehouse.com, Inc.) ("Vizional Technologies"), a provider of integrated global logistics network technology services. GoProLogis also received $30.4 million of non-cumulative preferred stock of Vizional Technologies under a license agreement for the non-exclusive use of the ProLogis Operating System(R) over a five-year period. This investment was made on July 21, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the five-year term of the agreement. As of December 31, 2000, ProLogis' net investment in GoProLogis was $28.6 million ($55.4 million of non-cumulative preferred stock and $0.9 million of additional costs offset by $27.7 million of deferred income). During 2001, ProLogis recognized its share of deferred license fee income increasing its net investment by $3.0 million to $31.6 million before recognizing its share of an impairment adjustment ($29.5 million) in the fourth quarter of 2001. This impairment adjustment reduces GoProLogis' investment in the non-cumulative preferred stock of Vizional Technologies to its estimated fair value of $2.1 million. GoProLogis never received any dividends from its investment in Vizional Technologies since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of GoProLogis represents a 98% interest in the earnings of GoProLogis. The voting interest in GoProLogis, representing a 2% interest in the earnings, is held by K. Dane Brooksher, ProLogis' chairman and chief executive officer, and entitles him to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis but ProLogis does have an option to acquire Mr. Brooksher's ownership interest at a price equal to the principal amount plus accrued interest under the promissory note. See
    Note 15.


(14) ProLogis owns 100% of the non-voting preferred stock ($6.0 million of cash invested and $6.0 million of preferred stock received under a license agreement) of ProLogis Broadband (1) Incorporated ("ProLogis PhatPipe"), that has invested $6.0 million in the non-cumulative preferred stock of PhatPipe, Inc. ("PhatPipe"), a real estate technology company. ProLogis PhatPipe also received $6.0 million of non-cumulative preferred stock of PhatPipe and a receivable of $2.0 million, both under a license agreement for the non-exclusive use of the ProLogis Operating System(R) over a three-year period. This investment was made on September 20, 2000. The income related to the license agreement was deferred at the inception of the agreement in 2000 and was being recognized over the three-year term of the agreement. As of December 31, 2000, ProLogis' net equity investment in ProLogis PhatPipe was $4.3 million ($7.0 million of non-cumulative preferred stock owned at that time, a $4.5 million receivable and $42,000 of additional costs offset by $7.3 million of deferred income). During 2001, ProLogis acquired an additional $2.5 million of non-cumulative preferred stock for cash, received $2.5 million of its original receivable in additional non-cumulative preferred stock and recognized $0.7 million of deferred license fee income increasing its net investment by $3.0 million to $7.5 million before recognizing its share of an impairment adjustment recorded by ProLogis PhatPipe related to its investment in PhatPipe in the second quarter of 2001. This impairment adjustment reflects a write-down of ProLogis PhatPipe's entire $7.5 million net investment in PhatPipe. ProLogis PhatPipe has not received any dividends from its preferred stock investment in PhatPipe since the investment was made in 2000. ProLogis' investment in the non-voting preferred stock of ProLogis PhatPipe represents a 98% interest in the earnings of ProLogis PhatPipe. ProLogis recognized its share of the impairment charge in June 2001. The voting interest in ProLogis PhatPipe, representing a 2% interest in the earnings, is held by K. Dane Brooksher, ProLogis' chairman and chief executive officer, and entitles him to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. Mr. Brooksher contributed $122,449 of recourse promissory notes to ProLogis PhatPipe in exchange for his interest in the entity. A promissory note with the principal amount of $71,429 is due September 20, 2005 and a promissory note with the principal amount of $51,020 is due January 4, 2006. Both notes bear interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



    transferring his interest in ProLogis PhatPipe but ProLogis does have an option to acquire Mr. Brookshers' interest at a price equal to the aggregate principal amount of the promissory notes plus accrued interest under the promissory notes. See Note 15.



  Income (Loss) from Unconsolidated Entities



   ProLogis recognized income (loss) from its investments in unconsolidated entities as follows (in thousands):



                                                      Year Ended December 31,
                                                   -----------------------------
                                                     2001       2000      1999
                                                   ---------  --------  --------
Temperature-controlled distribution companies:
   CSI/Frigo LLC(1)............................... $  (5,975) $     --  $     --
   ProLogis Logistics(2)..........................   (56,405)   11,950    10,791
   Frigoscandia S.A.(2)...........................   (49,088)  (20,298)   (4,364)
                                                   ---------  --------  --------
                                                    (111,468)   (8,348)    6,427
                                                   ---------  --------  --------
Distribution real estate entities:
   ProLogis California(3).........................    13,147    13,178     3,917
   ProLogis North American Properties Fund I(4)...     4,648     1,806        --
   ProLogis North American Properties Fund II(5)..     2,328       612        --
   ProLogis North American Properties Fund III(6).     1,178        --        --
   ProLogis North American Properties Fund IV(7)..       598        --        --
   ProLogis European Properties Fund(8)...........    15,798    15,648       820
   ProLogis European Properties S.a.r.l.(9).......       205     8,041        --
                                                   ---------  --------  --------
                                                      37,902    39,285     4,737
                                                   ---------  --------  --------
Kingspark S.A.(10)................................    55,839    43,795    23,855
Insight...........................................         9        27       (77)
ProLogis Equipment Services.......................      (209)     (130)       --
GoProLogis(11)....................................   (26,506)    2,693        --
ProLogis PhatPipe(11).............................    (6,789)      741        --
ProLogis Garonor(12)..............................        --        --   (12,423)
                                                   ---------  --------  --------
                                                   $ (51,222) $ 78,063  $ 22,519
                                                   =========  ========  ========

--------

 (1) CSI/Frigo LLC recognizes its share of the income or losses of ProLogis Logistics and Frigoscandia S.A. under the equity method. Amounts represent ProLogis' share of the income or losses of CSI/Frigo LLC for the periods presented and interest income on outstanding notes.


 (2) Represents ProLogis' direct share of the income or losses of ProLogis Logistics and Frigoscandia S.A. recognized under the equity method based on its ownership of the non-voting preferred stock of each entity and interest income on outstanding notes. During 2001, ProLogis Logistics recognized a charge of $53.3 million and Frigoscandia S.A. recognized a charge of $35.1 million, both related to the write-down of the operating assets of their operating companies and other impairment charges related to their investments in these companies. In 2001, also includes an aggregate charge of $5.7 million representing the write-off of certain technology investments of the operating companies.


 (3) Income includes management, leasing and development fees of $3,093,000, $2,655,000 and $930,000 for 2001, 2000 and 1999, respectively. ProLogis has had a 50% ownership interest in ProLogis California since its inception.


 (4) ProLogis North American Properties Fund I was formed on June 30, 2000. Income includes property and asset management and other fees of $2,192,000 and $668,000 for 2001 and 2000, respectively. ProLogis

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



    and ProLogis Development Services had a combined 20% ownership interest in ProLogis North American Properties Fund I from its inception on June 30, 2000 to January 14, 2001, and a combined 41.3% ownership interest from January 15, 2001 to December 31, 2001.


 (5) ProLogis North American Properties Fund II was originally formed on June 30, 2000. Income includes property and asset management and other fees of $1,603,000 and $52,000 for 2001 and 2000, respectively. ProLogis (together with ProLogis Development Services since March 27, 2001) has had a 20% ownership interest in ProLogis North American Properties Fund II since its inception.


 (6) ProLogis North American Properties Fund III was formed on June 15, 2001. Income includes property and asset management and other fees of $1,010,000 for 2001. ProLogis and ProLogis Development Services have had a combined 20% ownership interest in ProLogis North American Properties Fund III since its inception.


 (7) ProLogis North American Properties Fund IV was formed on September 21, 2001. Income includes property and asset management and other fees of $315,000 for 2001. ProLogis has had a 20% ownership interest in ProLogis North American Properties Fund IV since its inception.


 (8) Income includes property and asset management fees of $8,285,000, $5,272,000 and $269,000 for 2001, 2000 and 1999, respectively. ProLogis recognizes its share of the earnings or loss of ProLogis European Properties Fund based on its average ownership interest during the period. ProLogis' ownership interest in ProLogis European Properties Fund was 35.4% and 34.4% as of December 31, 2001 and 2000, respectively.


 (9) Represents income from ProLogis' investment in 49.9% of the common stock of ProLogis European Properties S.a.r.l. in 2000 for the period from January 7, 2000 to December 31, 2000 and in 2001 for the period from January 1, 2001 to January 6, 2001. As of January 7, 2001, ProLogis European Properties S.a.r.l. was 100% owned by ProLogis European Properties Fund.


(10) ProLogis acquired Kingspark S.A. on August 14, 1998. ProLogis' share of Kingspark S.A.'s earnings or loss includes net gains from the disposition of facilities developed by Kingspark S.A. to ProLogis European Properties Fund of $23.0 million in 2001, $4.3 million in 2000 and $4.5 million in 1999. These gains are net of $12.8 million in 2001, $2.5 million in 2000 and $1.1 million in 1999 that did not qualify for income recognition by Kingspark S.A. due to ProLogis' continuing ownership in ProLogis European Properties Fund.


(11) Represents ProLogis' share of the earnings of each company. Loss for each company includes the write-down of their respective preferred stock investments in Vizional Technologies ($29.5 million) and PhatPipe ($7.5 million) offset by license fees earned for the non-exclusive use of the ProLogis Operating System(R) under licensing agreements entered into in 2000. GoProLogis and ProLogis PhatPipe ceased recognizing income under the agreements with PhatPipe and Vizional Technologies in the first and second quarters of 2001, respectively.


(12) On December 29, 1998, ProLogis invested in Garonor Holdings S.A. ("Garonor Holdings") by acquiring 100% of its non-voting preferred stock. Garonor Holdings, a Luxembourg company, owned Garonor S.A. ("ProLogis Garonor"), a real estate operating company in France. Security Capital owned 100% of the voting common stock of Garonor Holdings. On June 29, 1999, ProLogis acquired the common stock of Garonor Holdings from Security Capital, resulting in ProLogis owning all of the outstanding common and preferred stock of Garonor Holdings. Accordingly, as of that date the accounts of Garonor Holdings were consolidated in ProLogis' financial statements along with ProLogis' other majority owned and controlled subsidiaries and partnerships. The results of operations of Garonor Holdings for the period from December 29, 1998 through June 29, 1999 are reflected by ProLogis under the equity method. ProLogis Garonor was transferred to ProLogis European Properties S.a.r.l. prior to ProLogis contributing 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund on January 7, 2000

                                PROLOGIS TRUST
    for an additional equity interest. On January 7, 2001, ProLogis contributed the remaining 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest.



  Temperature-Controlled Distribution Companies



   ProLogis' total investment in its temperature-controlled distribution companies as of December 31, 2001 consisted of (in millions of U.S. dollars):



                                              CSI/Frigo   ProLogis   Frigoscandia
                                               LLC(1)   Logistics(2)   S.A.(3)
                                              --------- ------------ ------------
Equity interest..............................   $ 0.4      $231.9      $  22.6
ProLogis' share of the earnings of the entity    (6.2)      (68.5)      (124.0)
                                                -----      ------      -------
   Subtotal..................................    (5.8)      163.4       (101.4)
Other (including acquisition costs), net.....     0.1          --         (2.4)
                                                -----      ------      -------
   Subtotal..................................    (5.7)      163.4       (103.8)
Notes and other receivables..................     3.2        10.9(4)     290.0(5)
                                                -----      ------      -------
   Total.....................................   $(2.5)     $174.3      $ 186.2
                                                =====      ======      =======

--------

(1) ProLogis owns 89% of the membership interests (all non-voting) and Mr. Brooksher owns 11% of the membership interests (all voting) of CSI/Frigo LLC. Additionally, ProLogis has a note agreement with CSI/Frigo LLC that allows ProLogis to participate in its earnings such that ProLogis recognizes 95% of the earnings of CSI/Frigo LLC. ProLogis does not have control of ProLogis Logistics or Frigoscandia S.A., therefore, ProLogis accounts for its investments in this entity under the equity method.


(2) ProLogis directly owns all of the non-voting preferred stock of ProLogis Logistics, representing a 99.23% interest in the earnings of ProLogis Logistics. ProLogis Logistics owns 100% of CSI, a temperature- controlled distribution company operating in the United States. The common stock of ProLogis Logistics was owned by an unrelated party until January 5, 2001, when it was purchased by CSI/Frigo LLC.


   In January 2001, ProLogis Logistics borrowed $125.0 million under ProLogis' $500.0 million credit agreement as a designated subsidiary borrower. See
   Note 5. The proceeds from this borrowing were used to repay $125.0 million of the outstanding notes and accrued interest due to ProLogis in January 2001. The remaining amounts due to ProLogis were converted to preferred stock on January 5, 2001. As of December 31, 2001, ProLogis Logistics had $31.5 million of borrowings outstanding under ProLogis' credit agreement. Additionally, ProLogis Logistics had $90.0 million of direct borrowings outstanding under a credit agreement as of December 31, 2001 that are guaranteed by ProLogis.


(3) ProLogis directly owns all of the non-voting stock of Frigoscandia S.A., representing a 95% interest in the earnings of Frigoscandia S.A., a Luxembourg company that owns, through wholly owned subsidiaries, temperature-controlled distribution companies operating in nine countries in Europe. The voting common stock of Frigoscandia S.A. was owned by a limited liability company in which Security Capital owned 100% of the non-voting interests and unrelated third parties owned 100% of the voting interests until January 5, 2001 when it was acquired by CSI/Frigo LLC.


   Frigoscandia S.A., through its wholly owned subsidiary, Frigo S.a.r.l., has a credit agreement with Bank of America N.A. ("Bank of America") as agent for a bank group, under which borrowings of 102.5 million euros (the currency equivalent of approximately $90.4 million as of December 31, 2001) were outstanding as of December 31, 2001. All of the borrowings outstanding have been guaranteed by ProLogis. The credit agreement expires on June 28, 2002.

                                PROLOGIS TRUST

(4) Represents other receivables only.


(5) In addition to other receivables (primarily interest on notes receivable) the balance includes:


  . 776.6 million Swedish krona (the currency equivalent of approximately $72.5 million as of December 31, 2001) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;


  . 12.8 million euro (the currency equivalent of approximately $11.3 million as of December 31, 2001) unsecured note from Frigoscandia; interest at 5.0% per annum; due on demand;


  . $115.5 million unsecured note from Frigoscandia S.A.,; interest at 5.0% per annum; $80.0 million due July 15, 2008 with the remainder due on demand; and


  . 57.3 million Euro (the currency equivalent of approximately $50.5 million as of December 31, 2001) unsecured note from Frigo S.a.r.l.; interest at 5% per annum; due on demand.





  Distribution Real Estate Entities



   ProLogis' total investment in its distribution real estate entities as of December 31, 2001 consisted of (in millions of U.S. dollars):



                                                ProLogis   ProLogis   ProLogis   ProLogis
                                                 North      North      North      North     ProLogis
                                                American   American   American   American   European
                                     ProLogis  Properties Properties Properties Properties Properties
                                    California   Fund I    Fund II    Fund III   Fund IV    Fund(1)
                                    ---------- ---------- ---------- ---------- ---------- ----------
Equity interest....................   $161.1     $54.4      $14.3      $12.1      $ 8.4      $319.3
Distributions......................    (38.0)     (5.4)      (1.6)      (1.1)      (0.2)      (17.2)
ProLogis' share of the earnings of
  the entity, excluding fees earned     22.0       2.7        0.4        0.1        0.3        17.9
                                      ------     -----      -----      -----      -----      ------
   Subtotal........................    145.1      51.7       13.1       11.1        8.5       320.0
Adjustments to carrying value(2)...    (27.8)     (9.5)      (6.5)      (5.9)      (4.6)      (48.8)
Other, net(3)......................      1.5       2.0        1.3        1.0        0.7       (14.5)
                                      ------     -----      -----      -----      -----      ------
   Subtotal........................    118.8      44.2        7.9        6.2        4.6       256.7
Other receivables..................       --       1.1        0.3        0.1        0.1         6.4
                                      ------     -----      -----      -----      -----      ------
   Total...........................   $118.8     $45.3      $ 8.2      $ 6.3      $ 4.7      $263.1
                                      ======     =====      =====      =====      =====      ======

--------

(1) Third parties (21 institutional investors) have invested 604.3 million euros (the currency equivalent of approximately $532.9 million as of December 31, 2001) in ProLogis European Properties Fund and have committed to fund an additional 456.0 million euros (the currency equivalent of approximately $402.1 million as of December 31, 2001) through September 2002. ProLogis has also entered into a subscription agreement to make additional capital contributions of 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001) through September 2002.


(2) Reflects the reduction in carrying value for amount of net gain on the disposition of facilities to each entity that does not qualify for current income recognition by ProLogis due to ProLogis' continuing ownership in each entity.


(3) Includes acquisition costs for all entities in addition to ProLogis' share of the cumulative translation adjustments of ProLogis European Properties Fund.



  Kingspark S.A.



   On August 14, 1998, Kingspark S.A., a Luxembourg company, acquired an industrial distribution facility development company operating in the United Kingdom, Kingspark Group Holdings Limited ("ProLogis

                                PROLOGIS TRUST

Kingspark"). ProLogis had the following investments in Kingspark S.A. and Kingspark LLC accounted under the equity method as of December 31, 2001:



  . Investment in all of the non-voting preferred stock of Kingspark S.A. and in the non-voting membership interests of Kingspark LLC. Kingspark LLC owns the voting common stock of Kingspark S.A. These combined investments entitle ProLogis to recognize 99.75% of the combined earnings of these entities.



  . 59.0 million pound sterling (the currency equivalent of approximately $85.3 million as of December 31, 2001) outstanding on an unsecured revolving loan facility from ProLogis to Kingspark S.A.; interest at 6.0% per annum; due on demand;



  . $108.8 million unsecured note from Kingspark S.A.; interest at 5.0% per annum; due on demand; and



  . 153.2 million pound sterling (the currency equivalent of approximately $221.3 million as of December 31, 2001) mortgage note from Kingspark S.A.; secured by land parcels; interest at 6.0% per annum; due on demand.



   As of December 31, 2001, Kingspark S.A. had 1.6 million square feet of operating facilities at an investment of $140.5 million and 2.4 million square feet of facilities under development with a total budgeted cost of $262.2 million. Additionally, as of December 31, 2001, Kingspark S.A. owned 185 acres of land and controlled 1,595 acres of land through purchase options, letters of intent or contingent contracts. The land owned and controlled by Kingspark S.A. has the capacity for the future development of approximately 25.9 million square feet of facilities.



   ProLogis Kingspark has a line of credit agreement with a bank in the United Kingdom. The line of credit agreement provides for borrowings of up to 25.0 million pounds sterling (the currency equivalent of approximately $36.1 million as of December 31, 2001) and has been guaranteed by ProLogis. As of December 31, 2001, no borrowings were outstanding on the line of credit. However, as of December 31, 2001, ProLogis Kingspark had the currency equivalent of approximately $5.5 million of letters of credit outstanding that reduce the amount of available borrowings on the line of credit.



  Summarized Financial Information



   Summarized financial information for ProLogis' unconsolidated entities as of December 31, 2001 is presented below (in millions of U.S. dollars). The information presented is for the entire entity.



                                                                      ProLogis   ProLogis   ProLogis
                                                           ProLogis    North      North      North
                                                            North     American   American   American   ProLogis
                                                           American  Properties Properties Properties  European
                    ProLogis   Frigoscandia   ProLogis    Properties    Fund       Fund       Fund    Properties Kingspark
                  Logistics(1)   S.A.(1)    California(2) Fund I(3)    II(4)      III(4)     IV(5)     Fund(6)    S.A.(1)
                  ------------   -------    ------------- ---------    -----      ------     -----     -------    -------
Total assets.....    $328.9      $ 401.7       $591.1       $360.6     $235.3     $209.3     $146.2    $1,477.3   $550.4
Total liabili-
 ties(7)(8)......    $165.5      $ 515.0       $301.0       $238.7     $169.0     $152.6     $104.7    $  676.5   $467.8
Minority interest    $   --      $   0.2       $   --       $   --     $   --     $   --     $   --    $     --   $   --
Equity(9)........    $163.4      $(113.5)      $290.1       $121.9     $ 66.3     $ 56.7     $ 41.5    $  800.8   $ 82.6
Revenues.........    $314.1      $ 369.1       $ 67.0       $ 42.3     $ 21.7     $ 12.6     $  4.6    $   87.2   $ 62.9
Net earnings
 (loss)(10)......    $(56.2)     $ (57.5)      $ 18.8       $  5.7     $  1.9     $  0.6     $  1.4    $   23.8   $ 41.1

--------

 (1) ProLogis had an ownership interest in excess of 99% in each entity as of December 31, 2001.


 (2) ProLogis had a 50% ownership interest in this entity as of December 31, 2001.


 (3) ProLogis and ProLogis Development Services had a combined 41.3% ownership interest in this entity as of December 31, 2001.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



 (4) ProLogis and ProLogis Development Services had a combined 20% ownership interest in each entity as of December 31, 2001.


 (5) ProLogis had a 20% ownership interest in this entity as of December 31, 2001.


 (6) ProLogis had a 35.4% ownership interest in this entity as of December 31, 2001. Includes the ProLogis European Properties S.a.r.l. which is wholly owned by ProLogis European Properties Fund as of December 31, 2001.


 (7) Includes amounts due to ProLogis of $10.9 million from ProLogis Logistics, $290.0 million from Frigoscandia S.A., $1.1 million from ProLogis North American Properties Fund I, $0.3 million for ProLogis North American Properties Fund II, $0.1 million from ProLogis North American Properties Fund III, $0.1 million from ProLogis North American Properties Fund IV, $6.4 million from ProLogis European Properties Fund and $433.7 million due from Kingspark S.A.


 (8) Includes loans due to third parties of $124.1 million for ProLogis Logistics ($121.5 million guaranteed by ProLogis), $97.2 million for Frigoscandia S.A. ($90.4 million guaranteed by ProLogis), $293.1 million for ProLogis California, $232.6 million for ProLogis North American Properties Fund I, $165.0 million for ProLogis North American Properties Fund II, $150.0 million for ProLogis North American Properties Fund III, $103.0 million for ProLogis North American Properties Fund IV and $598.2 million for ProLogis European Properties Fund.


 (9) ProLogis has entered into a subscription agreement to make additional capital contributions of 58.9 million euros (the currency equivalent of approximately $51.9 million as of December 31, 2001) through September 2002.


(10) ProLogis' share of the net earnings (loss) of the respective entities and interest income on notes and mortgage notes due to ProLogis are recognized in the Consolidated Statements of Earnings as "Income (loss) from unconsolidated entities." The net earnings (loss) of each entity includes interest expense on amounts due to ProLogis, as applicable. Includes net foreign currency exchange losses of $3.5 million for Frigoscandia S.A. and net foreign currency gains of $1.9 million and $4.6 million for ProLogis European Properties Fund and Kingspark S.A., respectively.



5. Borrowings:



  Lines of Credit



   ProLogis has a credit agreement with Bank of America, Commerzbank AG and JP Morgan Chase Bank, formerly Chase Manhattan Bank, as agents for a 12 member bank group that provides for a $500.0 million revolving line of credit. ProLogis Logistics may also borrow under the credit agreement with such borrowings guaranteed by ProLogis. ProLogis' borrowings under the agreement generally bear interest at the London Interbank Offering Rate ("LIBOR") plus an applicable margin. The margin is based upon ProLogis' current senior debt ratings. ProLogis' borrowings in 2001 were primarily at the 30-day LIBOR rate plus 0.75%. Borrowings outstanding as of December 31, 2001 were at a weighted average interest rate of 2.68%. Additionally, the credit agreement provides for a facility fee of 0.15% per annum. The credit agreement matures on June 6, 2003 and may be extended for an additional year at ProLogis' option. As of December 31, 2001, ProLogis had $172.0 million of borrowings outstanding on the line of credit (all of which were borrowed directly by ProLogis Development Services Incorporated, a consolidated entity of ProLogis) and ProLogis was in compliance with all covenants contained in the credit agreement. Also, as of December 31, 2001, ProLogis Logistics had borrowed $31.5 million under the credit agreement.



   ProLogis has a $60.0 million discretionary line of credit with Bank of America that matures on June 6, 2002. In addition to borrowing in U.S. dollars, ProLogis my borrow in euros, pound sterling or Japanese yen. As of December 31, 2001, ProLogis' borrowing ability under the discretionary line of credit was reduced by $6.3 million, the amount of ProLogis' outstanding letters of credit issued by Bank of America. By agreement between

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



ProLogis and Bank of America, the rate of interest on and the maturity date of each advance are determined at the time of each advance. There were no borrowings outstanding on the discretionary line of credit as of December 31, 2001.



   ProLogis has a credit agreement with ABN AMRO Bank N.V. as agent, that provides for a 325.0 million euro revolving line of credit (the currency equivalent of approximately $286.6 million as of December 31, 2001) through a group of 18 banks. ProLogis' borrowings under the agreement (which can be denominated in euro or pound sterling) generally bear interest at the rate of the Banking Federation of the European Union ("EURIBOR") plus 0.75% or Sterling LIBOR plus 0.75%. Borrowings outstanding as of December 31, 2001 were at a weighted average interest rate of 4.24%. Additionally, the credit agreement provides for an unused commitment fee of 0.375% per annum. The credit agreement matures on December 17, 2003. As of December 31, 2001, the currency equivalent of approximately $156.4 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the credit agreement.



   ProLogis has a credit agreement with Sumitomo Mitsui Banking Corporation as agent, that provides for a 24.5 billion yen revolving line of credit (the currency equivalent of $187.6 million as of December 31, 2001) through a group of 11 banks. ProLogis' borrowings under the agreement generally bear interest at the Tokyo Interbank Offering Rate ("TIBOR") plus 1.00%. Borrowings outstanding as of December 31, 2001 were at a weighted average interest rate of 1.09%. Additionally, the credit agreement provides for an unused commitment fee of 0.25% per annum. The credit agreement matures on September 13, 2004 and may be extended for an additional year at ProLogis' option. As of December 31, 2001, the currency equivalent of approximately $47.5 million of borrowings were outstanding on the line of credit and ProLogis was in compliance with all covenants contained in the agreement.



   A summary of ProLogis' unsecured lines of credit borrowings is as follows (in thousands of U.S. dollars):



                                                          Year Ended December 31,
                                                      ------------------------------
                                                         2001       2000      1999
                                                      ----------  --------  --------
Weighted average daily interest rate(1)..............       4.95%     6.33%     6.13%
Borrowings outstanding as of December 31(1).......... $  375,875  $439,822  $ 98,700
Weighted average daily borrowings(1)................. $  314,582  $251,528  $232,821
Maximum borrowings outstanding at any month
  end(1)............................................. $  429,402  $439,822  $440,100
Total borrowing capacity on all lines of credit as of
  December 31(2)..................................... $1,002,651  $832,317  $902,340

--------

(1) Excludes $31.5 million of direct borrowings by ProLogis Logistics in 2001. See Note 4.


(2) Total borrowing capacity as of December 31, 2001 has been reduced by $31.5 million of outstanding borrowings of ProLogis Logistics. See Note 4.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




  Senior Unsecured Notes



   ProLogis has issued senior unsecured notes that bear interest at fixed rates to be paid on a semi-annual basis (the "Notes"). The Notes outstanding as of December 31, 2001 are summarized as follows (in thousands):



                                                               Principal
                                   Coupon Maturity Principal    Payment
      Date of Issuance  Par Value   Rate    Date   Balance(1) Requirement
      ----------------  ---------- ------ -------- ---------- -----------
      May 17, 1996..... $   12,500 7.250% 05/15/02 $   12,498     (2)
      October 9, 1998..    125,000 7.000% 10/01/03    125,000     (2)
      April 26, 1999...    250,000 6.700% 04/15/04    249,791     (2)
      July 20, 1998....    250,000 7.050% 07/15/06    249,689     (2)
      November 20, 1997    135,000 7.250% 11/20/07    134,215     (2)
      April 26, 1999...    250,000 7.100% 04/15/08    249,949     (2)
      May 17, 1996.....    100,000 7.950% 05/15/08     99,905     (3)
      March 2, 1995....    150,000 8.720% 03/01/09    150,000     (4)
      May 16, 1995.....     75,000 7.875% 05/15/09     74,829     (5)
      November 20, 1997     25,000 7.300% 11/20/09     24,804     (2)
      February 4, 1997.    100,000 7.810% 02/01/15    100,000     (6)
      March 2, 1995....     50,000 9.340% 03/01/15     50,000     (7)
      May 17, 1996.....     50,000 8.650% 05/15/16     49,881     (8)
      July 11, 1997....    100,000 7.625% 07/01/17     99,798     (2)
                        ----------                 ----------
                        $1,672,500                 $1,670,359
                        ==========                 ==========

--------

(1) Amounts are net of applicable unamortized original issue discount.


(2) Principal due at maturity.


(3) Annual principal payments of $25.0 million from May 15, 2005 to May 15,
    2008.


(4) Annual principal payments of $18.75 million from March 1, 2002 to March 1, 2009.


(5) Annual principal payments of $9.375 million from May 15, 2002 to May 15,
    2009.


(6) Annual principal payments ranging from $10.0 million to $20.0 million from February 1, 2010 to February 1, 2015.


(7) Annual principal payments ranging from $5.0 million to $12.5 million from March 1, 2010 to March 1, 2015.


(8) Annual principal payments ranging from $5.0 million to $12.5 million from May 15, 2010 to May 15, 2016.



   The Notes rank equally with all other unsecured and unsubordinated indebtedness of ProLogis outstanding from time to time. The Notes are redeemable at any time at ProLogis' option. Such redemption and other terms are governed by the provisions of an indenture agreement or, with respect to the $160.0 million of Notes issued on November 20, 1997, note purchase agreements. Under the terms of the indenture agreement and the note purchase agreements, ProLogis must meet certain financial covenants. ProLogis was in compliance with all such covenants as of December 31, 2001.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




  Secured Debt



   Secured debt as of December 31, 2001 consisted of the following (in thousands):



                                                                                  Balloon
                                                               Periodic           Payment
                                            Interest Maturity  Payment  Principal  Due at
Description                                 Rate(1)    Date      Date    Balance  Maturity
-----------                                 -------- --------  -------- --------- --------
Mortgage notes:
   Prudential Insurance(3).................   8.59%  04/01/03     (2)   $ 24,580  $ 23,505
   Sullivan 75 Distribution Center #1......   9.96   04/01/04     (2)      1,739     1,663
   Charter American Mortgage(3)............   8.75   08/01/04     (2)      6,651     5,818
   West One Business Center #3.............   9.00   09/01/04     (2)      4,144     3,847
   Raines Distribution Center..............   9.50   01/01/05     (2)      2,941     1,128
   Prudential Insurance(3)(4)..............   6.85   04/01/05     (5)     51,923    48,850
   Consulate Distribution Center #300(4)...   6.97   02/01/06     (2)      3,575     3,585
   Plano Distribution Center #7(4).........   7.02   04/15/06     (2)      3,623     3,015
   Interchange Distribution Ctr. #8 & #9...   8.14   06/01/06     (2)      7,124     6,651
   Connecticut General Life Insurance(3)...   7.08   03/01/07     (2)    145,458   134,431
   Vista Del Sol Industrial Center #1 & 2..   9.68   08/01/07     (6)      2,777        --
   State Farm Insurance(3)(4)..............   7.10   11/01/08     (2)     15,158    13,065
   Placid Street Distribution Center #1(4).   7.18   12/01/09     (2)      7,426     6,529
   Earth City Industrial Center #4.........   8.50   07/01/10     (6)      1,886        --
   GMAC Commercial Mortgage(3).............   7.75   10/01/10     (6)      6,758        --
   Executive Park Distribution Center #3...   8.19   03/01/11     (6)        929        --
   Cameron Business Center #1(4)...........   7.23   07/01/11     (2)      5,912     4,526
   Platte Valley Industrial Center #9......   8.10   04/01/17     (6)      3,061        --
   Platte Valley Industrial Center #4......  10.10   11/01/21     (6)      1,978        --
   Morgan Guaranty Trust(3)................   7.58   04/01/24     (7)    200,000   127,187
                                                                        --------
                                                                        $497,643
                                                                        ========
Assessment bonds:
   City of Fremont.........................   7.00%  03/01/11     (6)   $  8,145        --
   Various(8)..............................     (8)        (8)    (6)      1,185        --
   City of Tracy...........................   7.20   09/01/24     (6)      2,577        --
                                                                        --------
                                                                        $ 11,907
                                                                        --------
Securitized debt:
   Tranche A...............................   7.74%  02/01/04     (2)   $ 14,925  $ 13,405
   Tranche B...............................   9.94   02/01/04     (2)      7,631     7,215
                                                                        --------
                                                                        $ 22,556
                                                                        ========
       Total secured debt..................                             $532,106
                                                                        ========

--------

(1) The weighted average interest rates for mortgage notes, assessment bonds and securitized debt were 7.46%, 7.13% and 8.48%, respectively as of December 31, 2001. The total weighted average interest rate for ProLogis' secured borrowings is 7.50%.


(2) Monthly amortization with a balloon payment due at maturity.


(3) Secured by various distribution facilities.


(4) Mortgage note was assumed by ProLogis in connection with the 1999 merger transaction. See Note 11. Under purchase accounting, the mortgage note was recorded at its fair value. Accordingly, a premium or

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   discount was recognized, as applicable. Balloon payments due at maturity are not adjusted for recorded premiums or discounts.


(5) Carrying value includes premium. Terms are interest only with stated principal amount of $48.9 million due at maturity.

(6) Fully amortizing.

(7) Monthly interest only payments through May 2005, monthly principal and interest payments from June 2005 to April 2024 with a balloon payment due at maturity.


(8) Includes ten issues of assessment bonds with four municipalities. Interest rates range from 5.50% per annum to 8.75% per annum. Maturity dates range from August 2004 to March 2021.



   Mortgage notes, assessment bonds and securitized debt are secured by real estate with an aggregate undepreciated cost of $934.3 million, $234.1 million and $61.4 million, respectively, as of December 31, 2001.



  Long-Term Debt Maturities



   Approximate principal payments due on senior unsecured notes and secured debt (mortgage notes, assessment bonds and securitized debt) during each of the years in the five-year period ending December 31, 2006 and thereafter are as follows (in thousands):



                   2002......................... $   49,252
                   2003.........................    185,214
                   2004.........................    316,554
                   2005.........................    111,579
                   2006.........................    319,995
                   2007 and thereafter..........  1,222,012
                                                 ----------
                      Total principal due.......  2,204,606
                   Less: Original issue discount     (2,141)
                                                 ----------
                      Total carrying value...... $2,202,465
                                                 ==========



  Interest Expense



   For 2001, 2000 and 1999, interest expense was $163.6 million, $172.2 million and $170.7 million, respectively, which is net of capitalized interest of $24.3 million, $18.5 million and $16.0 million, respectively. Amortization of deferred loan costs included in interest expense was $5.2 million, $4.6 million and $4.4 million for 2001, 2000 and 1999, respectively. The total interest paid in cash on all outstanding debt was $183.3 million, $178.4 million and $169.8 million during 2001, 2000 and 1999, respectively.



6. Minority Interest:



   Of the total minority interest as of December 31, 2001, $45.6 million represents the limited partners' interests in the Partnerships controlled by ProLogis. With respect to each of the Partnerships either ProLogis or a subsidiary of ProLogis is the sole general partner with all management powers over the business and affairs of the Partnership. The limited partners of each Partnership generally do not have the right to participate in or exercise management control over the business and affairs of the Partnership. With respect to each partnership the general partner may not, without the written consent of all of the limited partners, take any action that would prevent such Partnership from conducting its business, possess the property of the partnership, admit an additional partner or subject a limited partner to the liability of a general partner.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   As of December 31, 2001, ProLogis or a consolidated subsidiary of ProLogis is the controlling general partner in the Partnerships. In each of the Partnerships, the limited partners are entitled to exchange partnership units for Common Shares. Additionally, the limited partners are entitled to receive preferential cumulative quarterly distributions per unit equal to the quarterly distributions in respect of Common Shares. The Partnerships as of December 31, 2001 are as follows:



                                             Investment in                Limited
                                   Formation  Real Estate  ProLogis' Partnership Units
Entity                               Date    (in millions) Ownership    Outstanding
------                             --------- ------------- --------- -----------------
ProLogis Limited Partnership-I....   1993       $213.1(1)    68.65%      4,520,532(2)
ProLogis Limited Partnership-II...   1994       $ 60.1       97.82%         90,213(2)
ProLogis Limited Partnership-III..   1994       $ 35.9       79.63%        350,964(2)
ProLogis Limited Partnership-IV(3)   1994       $106.1       98.49%         68,612(2)
Meridian Realty Partners Limited
  Partnership.....................     (4)      $ 10.4       87.00%         29,712(5)

--------

(1) These facilities cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners thereto, other than in tax-deferred exchanges.


(2) Each unit is convertible into one Common Share.


(3) ProLogis Limited Partnership-IV was formed through a cash contribution from a wholly owned subsidiary of ProLogis, ProLogis-IV, Inc. and the contribution of distribution facilities from the limited partner. ProLogis Limited Partnership-IV and ProLogis-IV, Inc. are legal entities separate and distinct from ProLogis, its affiliates and each other, and each has separate assets, liabilities, business functions and operations. The sole assets of ProLogis-IV, Inc. are its general partner advances to and its interest in ProLogis Limited Partnership-IV. As of December 31, 2001, ProLogis Limited Partnership-IV had outstanding borrowings from ProLogis-IV, Inc., of $0.3 million and ProLogis-IV, Inc. had outstanding borrowings from ProLogis and its affiliates of $0.3 million.


(4) Acquired in 1999 merger transaction. See Note 11.


(5) Each unit is convertible into 1.1 Common Shares, plus $2.00.



7. Shareholders' Equity:



  Shares Authorized



   As of December 31, 2001, 275,000,000 shares were authorized. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of ProLogis stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as of distributions, qualifications and terms or conditions of redemption of such shares.



  Common Shares



   ProLogis had 175,888,391 and 165,287,358 Common Shares outstanding as of December 31, 2001 and 2000. Common Shares have a par value of $0.01 per share.



   ProLogis' holders of Common Shares may acquire additional Common Shares by automatically reinvesting distributions under the 1999 Dividend Reinvestment and Share Purchase Plan (the "1999 Common Share Plan"). Holders of Common
Shares who do not participate in the 1999 Common Share Plan continue to receive distributions as declared. The 1999 Common Share Plan also allows both holders of Common Shares and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares are

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



acquired pursuant to the 1999 Common Share Plan at a price equal to 98% of the market price of such Common Shares. During 2001, ProLogis generated net proceeds of $67.1 million from the issuance of 3,261,000 Common Shares under the 1999 Common Share Plan.



   In January 2001, ProLogis announced a Common Share repurchase program under which it may repurchase up to $100.0 million of its Common Shares. The Common Shares have been and, to the extent these repurchases continue, they will be repurchased in the open market and in privately negotiated transactions, depending on market prices and other conditions. During 2001, 778,400 Common Shares were purchased under this program at a total cost of $16.0 million.



   ProLogis' employees participate in various long-term compensation plans as discussed in Note 13. Compensation under these plans is generally in the form of Common Shares. In 2001, ProLogis issued 241,000 Common Shares under these plans generating net proceeds of $3.8 million. Also in 2001, 25,000 Common Shares were issued upon conversion of limited partnership units. See Note 6.



   In May 2001, ProLogis' shareholders approved the establishment of the ProLogis Trust Employee Share Purchase Plan (the "Employee Share Plan"). Under the terms of the Employee Share Plan, employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the fair market value of such Common Shares. Subject to certain provisions, the aggregate number of Common Shares which may be issued under the Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002.



  Preferred Shares



   As of December 31, 2001, ProLogis had three series of cumulative redeemable preferred shares of beneficial interest outstanding ("Series C Preferred Shares", "Series D Preferred Shares" and "Series E Preferred Shares"). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights. The holders of the preferred shares are entitled to receive cumulative preferential dividends based upon each series' respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December for Series C Preferred Shares and Series D Preferred Shares and are payable quarterly in arrears on the last day of January, April, July and October for Series E Preferred Shares, when, and if, declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series can be redeemed at ProLogis' option for a cash redemption price which (other than the portion consisting of accrued and unpaid dividends) is payable solely out of the cumulative sales proceeds of other capital shares of ProLogis, which may include shares of other series of preferred shares. With respect to payment of dividends, each series of preferred shares ranks on parity with ProLogis' other series of preferred shares.



   ProLogis redeemed all of its outstanding Series B cumulative convertible redeemable preferred shares of beneficial interest ("Series B Convertible Preferred Shares") as of March 20, 2001. Prior to the call for redemption, 163,827 Series B Convertible Preferred Shares were converted into 210,026 Common Shares. Subsequent to the call for redemption, 5,908,971 Series B Convertible Preferred Shares were converted into 7,575,301 Common Shares. The remaining 183,302 Series B Convertible Preferred Shares outstanding on March 20, 2001 were redeemed at a price of $25.00 per share, plus $0.442 in accrued and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series B Convertible Preferred Shares was $4.7 million.



   ProLogis redeemed all 5,400,000 of its outstanding Series A cumulative preferred shares of beneficial interest ("Series A Preferred Shares") as of May 8, 2001 at the price of $25.00 per share, plus $0.2481 in accrued

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



and unpaid dividends. The aggregate redemption cost (including accrued dividends) of the Series A Preferred Shares was $136.3 million.



   ProLogis' preferred shares as of December 31, 2001 are summarized as follows:



                                                        Dividend
                    Number of    Stated             Equivalent Based  Optional
                     Shares    Liquidation Dividend  on Liquidation  Redemption
                   Outstanding Preference    Rate      Preference       Date
                   ----------- ----------- -------- ---------------- ----------
Series C Preferred
  Shares..........  2,000,000    $50.00      8.54%  $4.27 per share   11/13/26
Series D Preferred
  Shares.......... 10,000,000    $25.00      7.92%  $1.98 per share   04/13/03
Series E Preferred
  Shares..........  2,000,000    $25.00      8.75%  $2.19 per share   06/30/03



  Shelf Registration



   ProLogis has a shelf registration statement on file with the Securities and Exchange Commission that allows ProLogis to issue securities in the form of debt securities, preferred shares, Common Shares, rights to purchase Common Shares and preferred share purchase rights on an as-needed basis. These $608.0 million of shelf-registered securities are available for issuance, subject to ProLogis' ability to effect an offering on satisfactory terms.



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



   Security Capital, ProLogis' largest shareholder with 28.4% of ProLogis' outstanding Common Shares as of December 31, 2001, is exempt from the ownership restrictions described above. For tax purposes, Security Capital's ownership is attributed to its shareholders. In December 2001, Security Capital announced that it had entered into a definitive agreement for General Electric Capital Corporation ("GE Capital") to acquire the outstanding shares of Security Capital Class B common stock for a price of $26.00 per share. The merger agreement, if approved by the shareholders of Security Capital and GE Capital, will give GE Capital the option of combining the ProLogis Common Shares owned by Security Capital with cash to acquire the Security Capital Class B stock outstanding. GE Capital has announced that it intends to retain ownership of 9.8% of the Common Shares outstanding but has reserved the right to distribute more, or less, of the Common Shares owned by Security Capital to Security Capital's shareholders in the merger.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




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



8. Distributions and Dividends:



  Common Share Distributions



   ProLogis' annual distribution per Common Share for 2001, 2000 and 1999 and the taxability of cash distributions paid on Common Shares for Federal income tax purposes (estimated taxability for 2001) are as follows:



                                       Year Ended December 31,
                                       -----------------------
                                        2001    2000    1999
                                        -----   -----   -----
                 Per Common Share:
                    Ordinary income... $1.09   $1.19   $0.84
                    Capital gains.....  0.19    0.15    0.35
                    Return of capital.  0.10      --    0.11
                                        -----   -----   -----
                        Total......... $1.38   $1.34   $1.30
                                        =====   =====   =====



   The distribution level for 2002 was set at $1.42 per Common Share by the Board on December 14, 2001. Also on that date, ProLogis declared a distribution of $0.355 per Common Share payable on February 28, 2002 to holders of Common Shares on February 14, 2002.



  Preferred Share Dividends



   Annual dividends per preferred share were as follows:



                                               Year Ended December 31,
                                             ------------------------
                                             2001(1)   2000(2) 1999(3)
                                             -------   ------- -------
       Series A Preferred Shares............  $0.84(4)  $2.35   $2.35
       Series B Convertible Preferred Shares   0.44(4)   1.75    1.75
       Series C Preferred Shares............   4.27      4.27    4.27
       Series D Preferred Shares............   1.98      1.98    1.98
       Series E Preferred Shares............   2.19      2.19    1.64(5)

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


--------

(1) For federal income tax purpose $0.71 of the Series A dividend, $0.38 of the Series B dividend, $3.63 of Series C dividend, $1.68 of the Series D dividend and $1.86 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.


(2) For federal income tax purposes $2.08 of the Series A dividend, $1.55 of the Series B dividend, $3.78 of the Series C dividend, $1.75 of the Series D dividend and $1.94 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.


(3) For federal income tax purposes $1.65 of the Series A dividend, $1.23 of the Series B dividend, $3.00 of the Series C dividend, $1.39 of the Series D dividend and $1.15 of the Series E dividend are treated as ordinary income to the holders. The remaining portion of each dividend represents capital gains.


(4) The Series A Preferred Shares were redeemed as of May 8, 2001 and the Series B Convertible Preferred Shares were redeemed as of March 20, 2001.


(5) For the period from date of issuance to December 31, 1999.



   Pursuant to the terms of its preferred shares, ProLogis is restricted from declaring or paying any distribution with respect to the Common Shares unless all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.



   ProLogis' tax return for the year ended December 31, 2001 has not been filed. The taxability information for 2001 is based upon the best available data. ProLogis' tax returns for prior years have not been examined by the Internal Revenue Service. Consequently, the taxability of distributions is subject to change.



9. Earnings Per Common Share:



   A reconciliation of the denominator used to calculate basic net earnings per Common Share to the denominator used to calculate diluted net earnings per Common Share for the years indicated (in thousands, except per share amounts) is as follows:



                                                      Year Ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
 Net earnings attributable to Common Shares......... $ 90,835 $157,715 $123,999
 Series B Convertible Preferred Share dividends.....       81       --       --
                                                     -------- -------- --------
 Adjusted net earnings attributable to Common Shares $ 90,916 $157,715 $123,999
                                                     ======== ======== ========
 Weighted average Common Shares outstanding--
   Basic............................................  172,755  163,651  152,412
 Weighted average conversion of Series B Convertible
   Preferred Shares.................................    1,544       --       --
 Incremental weighted average effect of common
   share equivalents and contingently issuable
   Common Shares (see Note 13)......................      898      750      327
                                                     -------- -------- --------
 Adjusted weighted average Common Shares
   outstanding--Diluted.............................  175,197  164,401  152,739
                                                     ======== ======== ========
 Basic per share net earnings attributable to Common
   Shares........................................... $   0.53 $   0.96 $   0.81
                                                     ======== ======== ========
 Diluted per share net earnings attributable to
   Common Shares.................................... $   0.52 $   0.96 $   0.81
                                                     ======== ======== ========

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   For the year ended December 31, 1999, basic and diluted per share net earnings attributable to Common Shares before the cumulative effect of accounting change were $0.82. The following convertible securities are not included in the calculation of diluted per share net earnings attributable to Common Shares as the effect, on an as-converted basis, is antidilutive (in thousands):



                                                     Year Ended
                                                    December 31,
                                                  -----------------
                                                  2001  2000  1999
                                                  ----- ----- -----
            Series B Convertible Preferred Shares    -- 8,417 9,221
                                                  ===== ===== =====
            Limited partnership units............ 5,087 5,348 5,461
                                                  ===== ===== =====



10. Business Segments:



   ProLogis has three reportable business segments:



  . Property operations represents the long-term ownership (either directly or through investments in unconsolidated entities), management and leasing of industrial distribution facilities in the United States, Mexico and Europe. Each operating facility is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. See
     Note 4.



  . CDFS business represents the development of industrial distribution facilities by ProLogis and Kingspark S.A. (which is not consolidated in ProLogis' financial statements) in the United States, Mexico, Europe and Japan that are often sold to third parties or contributed to entities in which ProLogis maintains an ownership interest and acts as manager. Additionally, in the United States, Mexico and Europe, ProLogis and Kingspark S.A. earn fees for development activities on behalf of customers and realizes profits from the sale of land parcels when their development plans no longer include these parcels. The activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location.



  . Temperature-controlled distribution operations represents the operation of a temperature-controlled distribution and logistics network through investments in unconsolidated entities in the United States (ProLogis Logistics) and Europe (Frigoscandia S.A.). The operations of these entities are considered to be one operating segment. See Note 4.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   Reconciliations of the three reportable segments': (i) income from external customers to ProLogis' total income; (ii) net operating income from external customers to ProLogis' earnings before minority interest (ProLogis' chief operating decision makers rely primarily on net operating income and related measures to make decisions about allocating resources and assessing segment performance); and (iii) assets to ProLogis' total assets are as follows (in thousands):



                                                                          Year Ended December 31,
                                                                       -----------------------------
                                                                         2001       2000      1999
                                                                       ---------  --------  --------
Income:
   Property operations:
       United States(1)............................................... $ 463,673  $476,098  $457,592
       Mexico.........................................................    19,370    15,504    10,503
       Europe(2)......................................................    20,636    27,771    16,045
                                                                       ---------  --------  --------
          Total property operations segment...........................   503,679   519,373   484,140
                                                                       ---------  --------  --------
   CDFS business:
       United States(3)...............................................    71,979    58,812    28,861
       Mexico.........................................................       (10)    1,517        --
       Europe(4)(5)...................................................    88,306    61,569    41,672
                                                                       ---------  --------  --------
          Total CDFS business segment.................................   160,275   121,898    70,533
                                                                       ---------  --------  --------
   Temperature-controlled distribution operations:
       United States(6)...............................................   (58,496)   11,950    10,791
       Europe(7)......................................................   (52,972)  (20,298)   (4,364)
                                                                       ---------  --------  --------
          Total temperature-controlled distribution operations
            segment...................................................  (111,468)   (8,348)    6,427
                                                                       ---------  --------  --------
   Reconciling items:
       Income (loss) from unconsolidated entities.....................   (33,495)    3,331       (77)
       Interest income................................................     4,134     7,267     6,369
                                                                       ---------  --------  --------
          Total reconciling items.....................................   (29,361)   10,598     6,292
                                                                       ---------  --------  --------
          Total income................................................ $ 523,125  $643,521  $567,392
                                                                       =========  ========  ========
   Net operating income:
       Property operations:
       United States(1)............................................... $ 435,804  $448,074  $424,633
       Mexico.........................................................    19,546    15,093    10,569
       Europe(2)......................................................    19,629    29,029    15,437
                                                                       ---------  --------  --------
          Total property operations segment...........................   474,979   492,196   450,639
                                                                       ---------  --------  --------
   CDFS business:
       United States(3)...............................................    68,163    54,051    24,265
       Mexico.........................................................       (73)    1,472       (30)
       Europe(4)(5)...................................................    88,203    61,511    41,378
                                                                       ---------  --------  --------
          Total CDFS business segment.................................   156,293   117,034    65,613
                                                                       ---------  --------  --------
   Temperature-controlled distribution operations:
       United States(6)...............................................   (58,496)   11,950    10,791
       Europe(7)......................................................   (52,972)  (20,298)   (4,364)
                                                                       ---------  --------  --------
          Total temperature-controlled distribution operations
            segment...................................................  (111,468)   (8,348)    6,427
                                                                       ---------  --------  --------

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                                                                  Year Ended December 31,
                                                            ----------------------------------
                                                               2001        2000        1999
                                                            ----------  ----------  ----------
   Reconciling items:
       Income (loss) from unconsolidated entities..........    (33,495)      3,331         (77)
       Interest income.....................................      4,134       7,267       6,369
       General and administrative expense..................    (50,274)    (44,954)    (38,284)
       Depreciation and amortization.......................   (143,465)   (151,483)   (152,447)
       Interest expense....................................   (163,629)   (172,191)   (170,746)
       Other expense.......................................        (32)     (1,045)       (945)
                                                            ----------  ----------  ----------
          Total reconciling items..........................   (386,761)   (359,075)   (356,130)
                                                            ----------  ----------  ----------
          Earnings before minority interest................ $  133,043  $  241,807  $  166,549
                                                            ==========  ==========  ==========

                                                                       December 31,
                                                            ----------------------------------
                                                               2001        2000        1999
                                                            ----------  ----------  ----------
Assets:
   Property operations:
       United States(8).................................... $3,754,960  $3,887,601  $4,017,702
       Mexico..............................................    149,225     113,538     178,253
       Europe(8)...........................................    316,025     308,457     387,362
                                                            ----------  ----------  ----------
          Total property operations segment................  4,220,210   4,309,596   4,583,317
                                                            ----------  ----------  ----------
   CDFS business:
       United States.......................................    189,752     304,697     210,088
       Mexico..............................................     17,390      26,288      13,249
       Europe(8)...........................................    672,843     637,207     432,455
       Japan...............................................     43,030          --          --
                                                            ----------  ----------  ----------
          Total CDFS business segment......................    923,015     968,192     655,792
                                                            ----------  ----------  ----------
   Temperature controlled distribution operations:
       United States(8)....................................    174,244     231,053     192,607
       Europe(8)...........................................    183,727     191,981     214,008
                                                            ----------  ----------  ----------
          Total temperature controlled distribution
            operations segment.............................    357,971     423,034     406,615
                                                            ----------  ----------  ----------
   Reconciling items:
       Investments in and advances to unconsolidated
         entities..........................................      6,232      70,807       2,442
       Cash................................................     27,989      57,870      69,338
       Accounts and notes receivable.......................      1,879      43,040      31,084
       Other assets........................................     66,645      73,795      99,452
                                                            ----------  ----------  ----------
          Total reconciling items..........................    102,745     245,512     202,316
                                                            ----------  ----------  ----------
          Total assets..................................... $5,603,941  $5,946,334  $5,848,040
                                                            ==========  ==========  ==========

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


--------

(1) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in unconsolidated distribution real estate entities. See Note 4 for summarized financial information of these unconsolidated entities.


(2) In addition to the operations of ProLogis that are reported on a consolidated basis, includes amounts recognized under the equity method related to ProLogis' investment in unconsolidated distribution real estate entities (including net foreign currency exchange gains of $0.8 million, $4.7 million and $0.3 million in 2001, 2000 and 1999, respectively). In 1999, also includes ProLogis' investment in Garonor Holdings (including a $13.0 million net foreign currency exchange loss). See Note 4 for summarized financial information of these unconsolidated entities.


(3) In 2001 and 2000, includes $56.2 million and $29.4 million, respectively, of net gains recognized by ProLogis related to the disposition of facilities to unconsolidated distribution real estate entities.


(4) Includes amounts recognized under the equity method related to ProLogis' investment in Kingspark S.A. (including $4.6 million of net foreign currency losses in 2001, $0.3 million of net foreign currency exchange gains in 2000, and $1.5 million of net foreign exchange losses in 1999). See Note 4.


(5) Includes $29.5 million, $13.7 million and $17.3 million of net gains recognized by ProLogis related to the disposition of facilities to ProLogis European Properties Fund in 2001, 2000 and 1999, respectively. In addition, includes $23.0 million, $4.3 million and $4.5 million of net gains recognized under the equity method related to the disposition of facilities to ProLogis European Properties Fund by Kingspark S.A. in 2001, 2000 and 1999. See Note 4.


(6) Represents amounts recognized under the equity method related to ProLogis' investments in ProLogis Logistics in 2001, 2000 and 1999 and in CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in ProLogis Logistics. See Note 4 for summarized financial information of these entities.


(7) Represents amounts recognized under the equity method related to ProLogis' investments in Frigoscandia S.A. in 2001, 2000 and 1999 (including $3.5 million, $0.8 million and $1.3 million of net foreign exchange losses in 2001, 2000 and 1999, respectively) and CSI/Frigo LLC in 2001. CSI/Frigo LLC recognizes income under the equity method based on its common stock investment in Frigoscandia S.A. See Note 4 for summarized financial information of these entities.


(8) Amounts include investments in unconsolidated entities accounted for under the equity method. See Note 4 for summarized financial information of these unconsolidated entities.



11. Merger Transaction



   On March 30, 1999, Meridian Industrial Trust, Inc. ("Meridian"), a publicly traded REIT that owned industrial distribution facilities in the United States, was merged with and into ProLogis. In accordance with the terms of the Agreement and Plan of Merger dated November 16, 1998, as amended (the "Merger Agreement"), the approximately 33.8 million outstanding shares of Meridian common stock were exchanged (on a 1.1 for one basis) into approximately 37.2 million ProLogis Common Shares. In addition, the holders of Meridian common stock received $2.00 in cash per outstanding share, approximately $67.6 million in total. The holders of Meridian's Series D cumulative redeemable preferred stock received a new series of ProLogis cumulative redeemable preferred shares, Series E preferred shares, on a one for one basis. The Series E preferred shares have an 8.75% annual dividend rate ($2.1875 per share) and an aggregate liquidation value of $50.0 million. The total purchase price of Meridian was approximately $1.54 billion, which included the assumption of the outstanding debt and liabilities of Meridian as of March 30, 1999 and the issuance of approximately 1.0 million stock options, each to acquire 1.1 ProLogis Common Shares and $2.00 in cash. The assets acquired from Meridian included approximately $1.42 billion of real estate assets, an interest in a temperature-controlled distribution

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



operations company of $28.7 million and cash and other assets aggregating $72.3 million. ProLogis retired $328.4 million of short-term debt of Meridian. The transaction was structured as a tax-free merger and was accounted for under the purchase method.



   The following summarized pro forma unaudited information represents the combined historical operating results of ProLogis and Meridian for the year ended December 31, 1999, with the appropriate purchase accounting adjustments, assuming the merger with Meridian had occurred on January 1, 1999. The pro forma financial information presented is not necessarily indicative of what ProLogis' actual operating results would have been had ProLogis and Meridian constituted a single entity during the same period (in thousands, except per share amounts):



 Rental income...................................................... $525,340
 Earnings before minority interest.................................. $170,681
 Earnings attributable to Common Shares before cumulative effect of accounting change................................................ $136,461
 Net earnings attributable to Common Shares......................... $135,021
 Weighted average Common Shares outstanding:
    Basic...........................................................  160,705
    Diluted.........................................................  161,044
 Basic per share net earnings attributable to Common Shares before
   cumulative effect of accounting change........................... $   0.85
 Cumulative effect of accounting change.............................    (0.01)
                                                                     --------
 Basic per share net earnings attributable to Common Shares......... $   0.84
                                                                     ========
 Diluted per share net earnings attributable to Common Shares before
   cumulative effect of accounting change........................... $   0.85
 Cumulative effect of accounting change.............................    (0.01)
                                                                     --------
 Diluted per share net earnings attributable to Common Shares....... $   0.84
                                                                     ========



12. Supplemental Cash Flow Information



   Non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:



  . ProLogis received $92.6 million, $44.4 million and $171.6 million of the proceeds from the disposition of facilities to unconsolidated distribution real estate entities in the form of an equity interest in these entities during 2001, 2000 and 1999, respectively.


  . ProLogis received $2.3 million, $7.7 million and $5.2 million of the proceeds from its disposition of facilities to third parties in the form of notes receivable in 2001, 2000 and 1999, respectively.


  . In connection with the acquisition of a facility and the incurrence of assessment bonds, ProLogis assumed $10.3 million of secured debt in 2001.


  . In connection with the original agreement for the acquisition of the Kingspark S.A., ProLogis issued 67,000 Common Shares valued at $1.5 million and 602,000 Common Shares valued at $11.9 million in 2001 and 2000, respectively.


  . Series B Convertible Preferred Shares aggregating $151.8 million, $19.1 million and $12.9 million were converted into Common Shares in 2001, 2000 and 1999, respectively.


  . Net foreign currency translation adjustments of $(30.0) million, $(24.0) million and $(9.8) million were recognized in 2001, 2000 and 1999, respectively.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



  . Limited partnership units aggregating $0.2 million, $8.2 million (total minority interest of $13.9 million less $5.7 million representing amounts due to ProLogis by the holder of the units) and $0.2 million were converted into Common Shares in 2001, 2000 and 1999, respectively.


  . ProLogis received $13.2 million of the proceeds from the disposition of facilities to North American Properties Fund II in the form of notes receivable from this entity during 2000. The note was repaid in 2001.


  . In 2001, ProLogis contributed its 49.9% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund for an additional equity interest in ProLogis European Properties Fund of $83.0 million. In 2000, in connection with ProLogis' initial contribution of 50.1% of the common stock of ProLogis European Properties S.a.r.l. to ProLogis European Properties Fund, ProLogis received an equity interest in ProLogis European Properties Fund of approximately $78.0 million. ProLogis European Properties S.a.r.l. had total assets of $403.9 million and total liabilities of $248.1 million. ProLogis recognized its investment in the remaining 49.9% of the common stock under the equity method from January 7, 2000 through January 6, 2001. See Note 4.


  . In connection with the 1999 merger transaction discussed in Note 11, ProLogis issued approximately 37.2 million Common Shares and 2.0 million Series E Preferred Shares, assumed approximately 1.0 million stock options and assumed outstanding debt and liabilities of Meridian for an aggregate purchase price of approximately $1.54 billion in exchange for the assets of Meridian (including cash balances acquired of $49.0 million).



13. Long-Term Compensation



  Long-Term Incentive Plan and Share Option Plan for Outside Trustees



   ProLogis has a long-term incentive plan (the "Incentive Plan"), which includes an employee share purchase plan, a share option plan, a restricted share unit plan and a performance share plan. No more than 14,600,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term. Additionally, ProLogis has 500,000 Common Shares authorized for issuance under its Share Option Plan for Outside Trustees (the "Outside Trustees Plan"). As of December 31, 2001, 2,556,000 Common Shares remain to be issued under the Incentive Plan and 372,000 Common Shares remain to be issued under the Outside Trustees Plan.



  Employee Share Purchase Plan



   Under the employee share purchase plan certain employees of ProLogis purchased 1,356,834 Common Shares on September 8, 1997 at a price of $21.21875 per share. ProLogis financed 95% of the total purchase price through ten-year, recourse notes to the participants aggregating $27.3 million. The loans, which have been recognized as a deduction from shareholders' equity, bear interest at the lower of ProLogis' annual dividend yield on Common Shares or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options to purchase Common Shares at a price of $21.21875. As of December 31, 2001, there were 770,000 Common Shares securing the employee share purchase notes. The outstanding notes receivable at December 31, 2001 of $14,810,000 include $13,397,000 due from officers of ProLogis.



  Share Options



   ProLogis has granted share options under the Incentive Plan and the Outside Trustees Plan. Share options outstanding as of December 31, 2001 are as follows:

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




                                                                    Weighted
                                                                     Average
                           Number of                     Expiration Remaining
                            Options   Exercise Price(1)     Date      Life
                           --------- ------------------- ---------- ---------
  Outside Trustees Plan(2)    98,000    $19.75-$25.00    2002-2011  6.0 years
  Employee share purchase
    plan(3)............... 1,794,754      $21.21875        2007     5.7 years
  Share option plan(2)(3):
     1997 awards..........   221,811 $21.21875-$23.96875   2007     5.7 years
     1998 awards.......... 1,147,556  $20.9375-$224.625    2008     6.8 years
     1999 awards.......... 1,153,041 $17.1875-$19.71875    2009     7.7 years
     2000 awards.......... 1,186,194   $20.0625-$24.25     2010     8.6 years
     2001 awards.......... 1,570,167   $20.675-$22.02      2011     9.7 years
  Meridian options(4).....   309,346  $16.375-$23.9375     2004     2.2 years
  Options sold to
    unconsolidated
    entities(2)........... 1,609,991  $18.625-$24.5625   2008-2011  7.9 years
                           ---------
         Total............ 9,090,860
                           =========

--------

(1) Exercise price is equal to the average of the high and low market prices on the date of grant.


(2) The holders of options awarded before 2001 are awarded dividend equivalent units ("DEUs") each year of the plan, except for holders of 24,000 options issued under the Outside Trustees Plan prior to 1999 which do not earn DEUs. The holders of options awarded after 2000 earn DEUs only through the vesting period of the underlying stock option.


(3) Graded vesting at various rates over periods from one to 10 years, subject to certain conditions.


(4) Options are fully exercisable. ProLogis share options issued to holders of Meridian options are exercisable into 1.1 Common Shares, plus $2.00. See
    Note 11.



   The weighted average fair value of the share options issued under the Incentive Plan to ProLogis' employees, issued under the Outside Trustees Plan and sold to unconsolidated entities during 2001 was $2.38 per option (excluding the value of the DEUs to be earned). The activity with respect to ProLogis' share options for the years ended December 31, 2001, 2000 and 1999 is presented below.



                                                           Weighted
                                                           Average   Number of
                                                Number of  Exercise   Options
                                                 Options    Price   Exercisable
                                                ---------  -------- -----------
Balance at December 31, 1998................... 4,863,210   $21.19   2,757,559
   Granted/Sold................................ 2,066,133    20.41     899,551
   Issued in 1999 merger transaction (Note 11). 1,025,850    20.13   1,025,850
   Exercised...................................    (4,000)   15.50      (4,000)
   Forfeited...................................  (487,985)   21.02          --
                                                ---------   ------   ---------
Balance at December 31, 1999................... 7,463,208    20.37   4,678,960
   Granted/Sold................................ 1,702,028    23.94     483,163
   Exercised...................................  (744,171)   19.80    (744,171)
   Forfeited...................................  (700,459)   20.55          --
                                                ---------   ------   ---------
Balance at December 31, 2000................... 7,720,606    21.11   4,417,952
   Granted/Sold................................ 1,832,538    20.69      10,000
   Exercised...................................  (237,229)   22.35    (237,229)
   Forfeited...................................  (225,055)   21.44          --
                                                ---------   ------   ---------
Balance at December 31, 2001................... 9,090,860    21.04   4,190,723
                                                =========   ======   =========

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   ProLogis did not recognize compensation expense in 2001, 2000 or 1999 related to share options granted as the exercise price of all options granted was equal to the average of the high and low market prices on the date of grant. Had compensation expense for these plans been determined using an option valuation model as provided in SFAS No. 123, ProLogis' net earnings attributable to Common Shares and net earnings per Common Share would change as follows:



                                                          Year Ended December 31,
                                                         -------------------------
                                                          2001     2000     1999
                                                         ------- -------- --------
Net earnings attributable to Common Shares:
   As reported.......................................... $90,835 $157,715 $123,999
   Pro forma............................................  86,808  154,857  121,767
Basic and diluted per share net earnings attributable to
  Common Shares:
   As reported--basic................................... $  0.53 $   0.96 $   0.81
   As reported--diluted.................................    0.52     0.96     0.81
   Pro forma--basic.....................................    0.50     0.95     0.80
   Pro forma--diluted...................................    0.49     0.94     0.80



   Since share options vest over several years and additional grants are likely to be made in future years, the pro forma compensation cost may not be representative of compensation cost to be expected in future years.



   The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:



                                           Year Ended December 31,
                                     ----------------------------------
                                        2001        2000        1999
                                     ----------  ----------  ----------
        Risk-free interest rate.....       4.65%       4.99%       6.58%
        Forecasted dividend yield...       6.19%       5.65%       6.10%
        Volatility..................      21.07%      22.28%      23.01%
        Weighted average option life 6.25 years  6.25 years  6.25 years



  Restricted Share Units



   Restricted share units ("RSUs") in the form of Common Shares are awarded at a rate of one Common Share per RSU from time to time to employees of ProLogis. The RSUs are valued on the award date based upon the market price of the Common Shares on that date. ProLogis recognizes the value of the RSUs awarded over the applicable vesting period as compensation expense. As of December 31, 2001, there were 587,500 RSUs outstanding at a total value of $12.6 million. As of December 31, 2001, 243,125 of the outstanding RSUs are vested at a total value of $6.2 million, which has been expensed. The remaining RSUs will vest as follows:



                                    Number of Related
                                      Units   Expenses
                                    --------- --------
                                      (In thousands)
                          2002.....  116,875   $1,991
                          2003.....   46,300      619
                          2004.....   41,875      885
                          2005.....   55,575    1,158
                          2006.....   41,875      885
                          2007.....   41,875      885
                                     -------   ------
                             Total.  344,375   $6,423
                                     =======   ======

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




  Performance Share Plan



   Under the performance share plan, certain employees are awarded performance share awards ("PSAs") in the form of Common Shares if certain performance criteria is met. Employees who have earned PSAs must be employed by ProLogis for two years after the award is made to receive any of the underlying Common Shares. The PSAs carry no voting rights during this two-year waiting period but do earn DEUs, which are awarded at the end of the two-year waiting period.



   As of December 31, 2001, there were 341,733 PSAs outstanding at a total value of $7.5 million, of which $2.0 million has been expensed. The two-year waiting period on 171,975 PSAs ($3.8 million) expires on December 31, 2002 while the two-year waiting period on all of the remaining PSAs expires on December 31, 2003.



  Dividend Equivalent Units



   DEUs in the form of Common Shares are awarded at a rate of one Common Share per DEU on December 31st of each year that the underlying share options, RSUs or PSAs that earn DEUs are outstanding. The DEUs vest to the same extent the underlying award vests. The DEUs are valued on the award date (December 31st) based upon the market price of the Common Shares on that date and ProLogis recognizes that value as compensation expense over the underlying vesting period of the underlying award. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs but rather earn dividends at ProLogis' current Common Share distribution rate. As of December 31, 2001, there were 724,381 DEUs outstanding, of which 418,910 were vested. The DEUs outstanding have a total value of $15.5 million, of which $8.5 million has been expensed as of December 31, 2001. The remaining DEUS will vest as follows:



                                     Number  Related
                                    of Units Expenses
                                    -------- --------
                                     (In thousands)
                          2002..... 181,094   $4,366
                          2003.....  84,370    1,763
                          2004.....  33,300      720
                          2005.....   6,707      144
                                    -------   ------
                             Total. 305,471   $6,993
                                    =======   ======



  401(k) Savings Plan and Trust



   ProLogis has a 401(k) Savings Plan and Trust ("401(k) Plan"), that provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation (within the statutory compensation limit). A total of 190,000 Common Shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed Common Shares is based on the employees' years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2001, no Common Shares have been issued under the 401(k) Plan as all matching contributions have been made with Common Shares purchased in the public market.



  Nonqualified Savings Plan



   ProLogis has a Nonqualified Savings Plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. ProLogis will match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching account will vest in the same manner as the 401(k) Plan.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




14. Selected Quarterly Financial Data (Unaudited):



   Selected quarterly financial data (in thousands, except for per share amounts) for 2001 and 2000 is as follows:



                                                      Three Months Ended,
                                         ---------------------------------------------
                                         March 31, June 30,  September 30, December 31,  Total
                                         --------- --------  ------------- ------------ --------
2001:
Rental income........................... $119,244  $117,147    $115,947      $113,439   $465,777
                                         ========  ========    ========      ========   ========
Earnings (loss) before minority interest $ 57,845  $ 58,979    $ 61,304      $(45,085)  $133,043
Minority interest share in earnings.....    1,376     1,458       1,470         2,157      6,461
Gain (loss) on disposition of real
  estate, net...........................   (1,198)   (1,427)      3,488         9,145     10,008
Foreign currency exchange gains
  (losses), net.........................    2,657     1,652      (6,545)       (1,485)    (3,721)
Total income taxes......................    2,489     3,675        (313)       (1,126)     4,725
                                         --------  --------    --------      --------   --------
Net earnings (loss).....................   55,439    54,071      57,090       (38,456)   128,144
Less preferred share dividends..........   11,432     9,519       8,179         8,179     37,309
                                         --------  --------    --------      --------   --------
Net earnings (loss) attributable to
  Common Shares......................... $ 44,007  $ 44,552    $ 48,911      $(46,635)  $ 90,835
                                         ========  ========    ========      ========   ========
Basic per share net earnings (loss)
  attributable to Common Shares......... $   0.26  $   0.26    $   0.28      $  (0.27)  $   0.53
                                         ========  ========    ========      ========   ========
Diluted per share net earnings (loss)
  attributable to Common Shares......... $   0.25  $   0.26    $   0.28      $  (0.27)  $   0.52
                                         ========  ========    ========      ========   ========



   ProLogis' Quarterly Reports on Form 10-Q for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 originally filed on May 10, 2001, August 10, 2001 and November 13, 2001, respectively, included the financial position and results of operations of ProLogis' subsidiary, Kingspark S.A., in its unaudited consolidated condensed financial statements on a consolidated basis. Until January 5, 2001, ProLogis owned only the non-voting preferred stock of Kingspark S.A. and reported its investment in Kingspark S.A. under the equity method. On that date, ProLogis acquired 95% of the membership interest (all non-voting) in Kingspark LLC, which acquired the voting common stock of Kingspark S.A. After the change in the ownership structure, ProLogis believed it had control of Kingspark S.A. and began consolidating it in its financial statements along with its other majority-owned and controlled subsidiaries and partnerships. After reconsideration of the facts underlying its ownership position, ProLogis determined it did not control Kingspark S.A., as it held no voting interest, and therefore, consolidation was deemed inappropriate. Therefore, ProLogis has amended its unaudited consolidated condensed financial statements for each of the three quarterly periods in 2001 to reflect its investment in Kingspark S.A. under the equity method, consistent with its reporting of this investment prior to January 5, 2001. Further, ProLogis has amended its unaudited consolidated condensed financial statements for each of the three quarterly periods in 2001 to reflect its investments in GoProLogis and ProLogis PhatPipe, whose sole purpose is to hold preferred stock in technology companies, under the equity method. ProLogis began consolidating these entities in 2001, but as with Kingspark S.A., subsequently determined that its ownership interest did not give it control. These changes in reporting had no effect on ProLogis' originally reported shareholders equity, net earnings attributable to Common Shares, net earnings attributable to common shares per share or comprehensive income for any of the three quarterly periods in 2001.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




                                                 Three Months Ended,
                                    ----------------------------------------------
                                    March 31, June 30,  September 30, December 31,  Total
                                    --------- --------  ------------- ------------ --------
2000:
Rental income...................... $120,809  $119,696    $121,519      $118,064   $480,088
                                    ========  ========    ========      ========   ========
Earnings before minority interest.. $ 62,526  $ 52,612    $ 67,194      $ 59,475   $241,807
Minority interest share in earnings    1,654     1,435       1,228         1,269      5,586
Gain (loss) on disposition of real
  estate, net......................    5,108    (4,801)        702           305      1,314
Foreign currency exchange gains
  (losses), net....................   (6,520)  (11,929)     (1,929)        2,451    (17,927)
Total income taxes.................      117       708       2,000         2,305      5,130
                                    --------  --------    --------      --------   --------
Net earnings.......................   59,343    33,739      62,739        58,657    214,478
Less preferred share dividends.....   14,405    14,150      14,120        14,088     56,763
                                    --------  --------    --------      --------   --------
Net earnings attributable to Common
  Shares........................... $ 44,938  $ 19,589    $ 48,619      $ 44,569   $157,715
                                    ========  ========    ========      ========   ========
Basic per share net earnings
  attributable to Common Shares.... $   0.28  $   0.12    $   0.30      $   0.27   $   0.96
                                    ========  ========    ========      ========   ========
Diluted per share net earnings
  attributable to Common Shares.... $   0.28  $   0.12    $   0.29      $   0.27   $   0.96
                                    ========  ========    ========      ========   ========



15. Related Party Transactions:



  Transactions with Security Capital



   ProLogis leases distribution space to Security Capital, its largest shareholder, and certain of its affiliates on market terms that management believes are no less favorable to ProLogis than those that could be obtained with unaffiliated third parties. ProLogis' base rental income related to these leases were $534,000, $757,000 and $756,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, 60,103 square feet were leased to related parties with annualized base rental revenues for these leases of $472,000.



   Previously, ProLogis and Security Capital, its largest shareholder, were parties to an administrative services agreement (the "ASA") under which Security Capital provided ProLogis with certain administrative and other services as determined by ProLogis. Substantially all of the services originally provided under the ASA have been transferred to ProLogis. ProLogis' fees under the ASA were $0.8 million, $2.5 million and $3.5 million for 2001, 2000 and 1999, respectively. Of these fees, $0.05 million, $0.4 million and $0.6 million were capitalized in 2001, 2000 and 1999, respectively. ProLogis recognized the ASA fees related to property management activities as a component of rental expenses.



   ProLogis paid other fees to Security Capital, its largest shareholder, or its affiliates as follows:



  . $2.8 million related to capital raised in ProLogis North American Properties Funds II, III and IV in 2001 (an additional $1.1 million was directly paid by ProLogis North American Properties Funds II, III and IV). See Note 4.



  .  $0.1 million related to capital raised in ProLogis California in 2000. See
     Note 4.



  . $15.6 million related to capital raised in ProLogis California and ProLogis European Properties Fund and in connection with the 1999 merger transaction. See Notes 4 and 11.

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




  Transactions with Chairman and Chief Executive Officer



    Investments



   ProLogis has invested in the non-voting preferred stock of certain entities that have ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. Therefore, the voting common stock of these companies was held by third parties including entities in which Security Capital, ProLogis' largest shareholder, held non-voting interests. The Code, as amended in 2001, allows for ProLogis to have a voting ownership interest in these entities. ProLogis began negotiations to acquire the voting ownership interests in these entities in 2000. Before the acquisitions were completed it was determined that the state income tax laws governing REITs were not all going to be changed to coincide with the amendments to the Code. Therefore, K. Dane Brooksher, ProLogis' chairman and chief executive officer, acquired the voting ownership interests in Frigoscandia S.A., ProLogis Logistics and Kingspark S.A. from the third parties and Security Capital.



   Mr. Brooksher's voting ownership interests in the entities in which ProLogis has only non-voting ownership interests are:



  . Kingspark LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock interest of Kingspark S.A. (an entity in which ProLogis owns all of the non-voting preferred stock) for $8.1 million. ProLogis funded the entire purchase price either directly or through loans to Kingspark LLC or Mr. Brooksher. The ProLogis loan to Kingspark LLC is in the principal amount of $7.3 million, is due January 5, 2006 and bears interest at an annual rate of 8.0%. ProLogis made a direct capital contribution to Kingspark LLC in the amount of $770,973. Mr. Brooksher's $40,557 capital contribution to Kingspark LLC was loaned to him by ProLogis, which recourse loan is payable on January 5, 2006 and bears interest at an annual rate of 8.0%. Mr. Brooksher's membership interest entitles him to receive dividends equal to 5% of the net cash flow of Kingspark LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member. See Note 4.



  . CSI/Frigo LLC, a limited liability company formed on January 5, 2001, acquired the voting common stock interests of Frigoscandia S.A. and ProLogis Logistics (both entities in which ProLogis owns all of the non-voting preferred stock) for an aggregate of approximately $3.3 million. ProLogis loaned CSI/ Frigo LLC $2.9 million, which loan is due January 5, 2011 and bears interest at an annual rate of 8%. ProLogis also made a capital contribution to CSI/Frigo LLC in the amount of $404,545 and Mr. Brooksher made a $50,000 capital contribution to CSI/Frigo LLC. Mr. Brooksher's membership interests (after considering the terms of the participating note from CSI/Frigo LLC to ProLogis) entitles him to receive dividends equal to 5% of the net cash flow of CSI/Frigo LLC, as defined, if any. Mr. Brooksher is the managing member and he may transfer his membership interests, subject to certain conditions, including the approval of ProLogis. There are no provisions that give ProLogis the right to acquire Mr. Brooksher's membership interests. Mr. Brooksher does not receive compensation in connection with being the managing member.



   As a result of the foregoing transactions, Mr. Brooksher has an effective 0.04% interest in the earnings of ProLogis Logistics, an effective 0.25% interest in the earnings of Frigoscandia S.A. and an effective 0.25% interest in the earnings of Kingspark S.A. See Note 4.



   In 2000, ProLogis invested in GoProLogis and ProLogis PhatPipe, whose income is not REIT qualifying income under the Code (amendments to the Code and state income tax laws governing REITs were not in effect

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



at this time). These investments were structured whereby ProLogis would have only a non-voting preferred stock ownership interest. To complete the transactions, Mr. Brooksher acquired the voting ownership interest in each entity as noted below.



  . GoProLogis owns preferred stock in Vizional Technologies. Mr. Brooksher owns all of the voting common stock of GoProLogis, representing a 2% interest in the earnings of GoProLogis and he is entitled to receive dividends equal to 2% of the net cash flow of GoProLogis, as defined, if any. ProLogis owns all of the non-voting preferred stock of GoProLogis, representing a 98% interest in the earnings of GoProLogis and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed a $1.1 million recourse promissory note to GoProLogis in exchange for his interest in the entity, which note is payable on July 18, 2005 and bears interest at an annual rate of 8.0%. Mr. Brooksher is not restricted from transferring his ownership interest in GoProLogis and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding principal amount of the promissory note plus accrued and unpaid interest. See Note 4.



  . ProLogis PhatPipe owns preferred stock in PhatPipe. Mr. Brooksher owns all of the voting common stock of ProLogis PhatPipe, representing a 2% interest in the earnings of ProLogis PhatPipe and he is entitled to receive dividends equal to 2% of the net cash flow of ProLogis PhatPipe, as defined, if any. ProLogis owns all of the non-voting preferred stock of ProLogis PhatPipe, representing a 98% interest in the earnings of ProLogis PhatPipe and ProLogis is entitled to receive dividends equal to the remaining 98% of net cash flow, as defined, if any. Mr. Brooksher contributed recourse promissory notes with the aggregate principal amount of $122,449 to ProLogis PhatPipe in exchange for his interest in the entity, which note is payable on September 20, 2005 ($71,429 principal amount) and January 4, 2006 ($51,020 principal amount). Both notes bear interest at an annual rate of 8%. Mr. Brooksher is not restricted from transferring his ownership interest in ProLogis PhatPipe and ProLogis has the right to acquire Mr. Brooksher's ownership interest beginning in 2001 for a price equal to the outstanding aggregate principal amount of the promissory notes plus accrued and unpaid interest. See Note 4.



  Loans



   As of December 31, 2001, ProLogis had other loans outstanding from Mr. Brooksher with an aggregate principal amount of $2,091,000. Of these, a loan for $237,500 was repaid in January 2002 and the remainder was loaned under ProLogis' employee share purchase plan, the terms of which are discussed in
Note 13.



16. Financial Instruments:



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



   As of December 31, 2001 and 2000, the carrying amounts of certain financial instruments employed by ProLogis, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying values of the lines of credit balances approximate fair value as of those dates since the interest rate fluctuates based on published market rates. As of December 31, 2001 and 2000, the fair values of the senior unsecured debt and the secured debt (including mortgage notes, assessment bonds and securitized debt) have been estimated

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available for debt with similar terms and maturities. The differences in the fair value of ProLogis' senior unsecured debt and secured debt from the carrying value in the table below are the result of differences in the interest rates available to ProLogis as of December 31, 2001 and 2000, from the interest rates in effect as of the dates the debt was issued. The senior unsecured debt and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions which would make the cost of refinancing exceed the benefit of refinancing at the lower rates.



   As of December 31, 2001 and 2000, the fair value of ProLogis' derivative financial instruments are the amounts at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers.



   The following table reflects the carrying amount and estimated fair value of ProLogis' financial instruments (in thousands):



                                                  December 31,
                                   -------------------------------------------
                                           2001                  2000
                                   --------------------- ---------------------
                                    Carrying              Carrying
                                     Amount   Fair Value   Amount   Fair Value
                                   ---------- ---------- ---------- ----------
 Balance sheet financial
   instruments:
    Senior unsecured debt......... $1,670,359 $1,718,919 $1,699,989 $1,703,737
    Secured debt.................. $  532,106 $  568,389 $  537,925 $  543,967
 Derivative financial instruments:
    Foreign currency put option
      contracts................... $    2,686 $    2,686 $      446 $      446



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

                                PROLOGIS TRUST



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)




   The following table summarizes the activity in derivative financial instruments for the years ended December 31, 2001 and 2000 (in millions):



                                                               Foreign
                                                  Interest     Currency
                                                 Rate Swap       Put
                                                 Agreements   Options(1)
                                                 ----------   ----------
        Notional amounts as of December 31, 1999  $ 169.9       $ 23.2
        New contracts...........................       --         55.5
        Matured or expired contracts............       --        (34.9)
        Contracts transferred...................   (169.9)(2)       --
                                                  -------       ------
        Notional amounts as of December 31, 2000       --         43.8
        New contracts...........................       --         65.5
        Matured or expired contracts............       --        (43.8)
                                                  -------       ------
        Notional amounts as of December 31, 2001  $    --       $ 65.5
                                                  =======       ======

--------

(1) ProLogis entered into foreign currency put option contracts during 2001 and 2000 related to its operations in Europe. The put option contracts provide ProLogis with the option to exchange foreign currencies for U.S. dollars at a fixed exchange rate such that if the foreign currency were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent related to the put option contracts with notional amounts of 45.8 million euros and 17.4 million pounds sterling as of December 31, 2001 and 47.1 million euros as of December 31, 2000. These contracts do not qualify for hedge accounting treatment and have been marked to market through income. ProLogis recognized aggregate expense of $1,027,000 in 2001, aggregate income of $627,000 in 2000 and an aggregate loss of $92,000 in 1999 on the put option contracts. These amounts include mark to market income of $1,122,000 in 2001, mark to market expense of $854,000 in 2000 and mark to market expense of $47,000 in 1999. See Note 1.


(2) Represents interest rate swap agreements related to debt of ProLogis European Properties S.a.r.l. See Note 4.



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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Trustees and Shareholders of


ProLogis Trust:



   We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of ProLogis Trust included in this Form 10-K, and have issued our report thereon dated April 3, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule III--Real Estate and Accumulated Depreciation ("Schedule III") is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The Schedule III has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                          ARTHUR ANDERSEN, LLP



Chicago, Illinois


April 3, 2002

                                PROLOGIS TRUST



            SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION



                               December 31, 2001


                         (Dollar amounts in thousands)



                                                                                 Costs    Gross Amounts At Which Carried
                                                     Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                     ------------------------ Subsequent  ------------------------------
                                      No. of Encum-              Buildings &      To                 Building &   Total
Description                           Bldgs. brances   Land      Improvements Acquisition   Land    Improvements  (a,b)
-----------                           ------ -------  ------     ------------ ----------- -------   ------------ -------
Operating Properties
Atlanta, Georgia
 Atlanta Airport Distribution Center.    3           $1,758        $    --      $ 5,249   $ 1,765     $ 5,242    $ 7,007
 Atlanta NE Distribution Center......    8     (d)    5,582          3,047       24,467     6,276      26,820     33,096
 Atlanta West Distribution Center....   20            6,771         34,785       13,156     6,774      47,938     54,712
 Breckenridge Distribution Center....    1            1,440             --        4,196     1,440       4,196      5,636
 Carter-Pacific Business Center......    3              556          3,151          837       556       3,988      4,544
 Cedars Distribution Center..........    1            1,366          7,739        2,435     1,692       9,848     11,540
 Cobb Place Distribution Center......    2            1,579             --        9,742     2,106       9,215     11,321
 Greenwood Industrial Center.........    1            2,497             --       11,396     2,497      11,396     13,893
  International Airport Industrial
   Center............................    9     (e)    2,939         14,146        5,430     2,972      19,543     22,515
 LaGrange Distribution Center........    1              174            986          553       174       1,539      1,713
 Northeast Industrial Center.........    4            1,109          6,283        1,755     1,050       8,097      9,147
 Northmont Industrial Center.........    1              566          3,209          351       566       3,560      4,126
 Oakcliff Industrial Center..........    3              608          3,446          502       608       3,948      4,556
 Olympic Industrial Center...........    2              698          3,956        1,646       757       5,543      6,300
  Peachtree Commerce Business
   Center............................    4     (e)      707          4,004          935       707       4,939      5,646
  Piedmont Court Distribution
   Center............................    2              885          5,013        1,775       885       6,788      7,673
 Plaza Industrial Center.............    1               66            372           95        66         467        533
 Pleasantdale Industrial Center......    2              541          3,184          635       541       3,819      4,360
 Riverside Distribution Center.......    3            2,533         13,336        1,696     2,556      15,009     17,565
 Sullivan 75 Distribution Center.....    3     (f)      728          2,786        2,821       728       5,607      6,335
 Tradeport Distribution Center.......    3            1,464          4,563        6,089     1,479      10,637     12,116
 Weaver Distribution Center..........    2              935          5,182          888       935       6,070      7,005
 Westfork Industrial Center..........   10            2,483         14,115        1,378     2,483      15,493     17,976

Austin, Texas
 Corridor Park Corporate Center......    6            1,652          1,681       13,923     2,113      15,143     17,256
 Montopolis Distribution Center......    1              580          3,384          854       580       4,238      4,818
 Rutland Distribution Center.........    2              460          2,617          472       462       3,087      3,549
 Southpark Corporate Center..........    7            1,946             --       15,174     1,946      15,174     17,120
 Walnut Creek Corporate Center.......   11            2,366          2,920       19,393     2,425      22,254     24,679

Barcelona, Spain
 Sant Boi Distribution Center........    1            5,497             --        5,818     5,497       5,818     11,315

Charlotte, North Carolina
  Barringer Industrial Center........    3              308          1,746          594       308       2,340      2,648
 Bond Distribution Center............    2              905          5,126        1,017       905       6,143      7,048
 Carowinds Distribution Center.......    1            3,600         20,400           --     3,600      20,400     24,000
 Charlotte Commerce Center...........   10     (d)    4,341         24,954        5,352     4,342      30,305     34,647
 Charlotte Distribution Center.......    9     (d)    4,578             --       24,553     6,096      23,035     29,131
  Charlotte Distribution Center
   South.............................    1              309             --        4,253     1,082       3,480      4,562
 Interstate North Business Park......    2              535          3,030          367       535       3,397      3,932
 Northpark Distribution Center.......    2     (d)    1,183          6,707          858     1,184       7,564      8,748
 Ridge Creek Distribution Center.....    1            1,240          7,027            5     1,240       7,032      8,272

Chattanooga, Tennessee
 Stone Fort Distribution Center......    4            2,063         11,688          552     2,063      12,240     14,303
 Tiftonia Distribution Center........    1              146            829          186       146       1,015      1,161




                                      Accumulated        Date of
                                      Depreciation    Construction/
Description                               (c)          Acquisition
-----------                           ------------ -------------------
Operating Properties
Atlanta, Georgia
 Atlanta Airport Distribution Center.   $ (1,014)         1996
 Atlanta NE Distribution Center......     (4,869)       1996,1997
 Atlanta West Distribution Center....    (11,144)       1994,1996
 Breckenridge Distribution Center....         --          2001
 Carter-Pacific Business Center......       (939)         1995
 Cedars Distribution Center..........       (916)         1999
 Cobb Place Distribution Center......       (587)         1999
 Greenwood Industrial Center.........         --          2001
  International Airport Industrial
   Center............................     (4,649)       1994,1995
 LaGrange Distribution Center........       (315)         1994
 Northeast Industrial Center.........     (1,705)         1996
 Northmont Industrial Center.........       (863)         1994
 Oakcliff Industrial Center..........       (917)         1995
 Olympic Industrial Center...........     (1,219)         1996
  Peachtree Commerce Business
   Center............................     (1,281)         1994
  Piedmont Court Distribution
   Center............................     (1,219)         1997
 Plaza Industrial Center.............       (118)         1995
 Pleasantdale Industrial Center......       (933)         1995
 Riverside Distribution Center.......     (1,376)         1999
 Sullivan 75 Distribution Center.....     (1,513)       1994,1995
 Tradeport Distribution Center.......     (2,251)       1994,1996
 Weaver Distribution Center..........     (1,446)         1995
 Westfork Industrial Center..........     (3,412)         1995

Austin, Texas
 Corridor Park Corporate Center......     (3,119)       1995,1996
 Montopolis Distribution Center......     (1,222)         1994
 Rutland Distribution Center.........       (807)         1993
 Southpark Corporate Center..........     (3,455)    1994,1995,1996
 Walnut Creek Corporate Center.......     (4,471)    1994,1995,1996

Barcelona, Spain
 Sant Boi Distribution Center........         --          2001

Charlotte, North Carolina
  Barringer Industrial Center........       (633)         1994
 Bond Distribution Center............     (1,573)         1994
 Carowinds Distribution Center.......     (1,842)         1999
 Charlotte Commerce Center...........     (7,662)         1994
 Charlotte Distribution Center.......     (4,461)  1995,1996,1997,1998
  Charlotte Distribution Center
   South.............................         --          2001
 Interstate North Business Park......       (604)         1997
 Northpark Distribution Center.......     (1,260)       1994,1998
 Ridge Creek Distribution Center.....        (49)         2001

Chattanooga, Tennessee
 Stone Fort Distribution Center......     (2,977)         1994
 Tiftonia Distribution Center........       (229)         1995

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                   Costs    Gross Amounts At Which Carried
                                                       Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                       ------------------------ Subsequent  ------------------------------
                                        No. of Encum-              Buildings &      To                Building &   Total
Description                             Bldgs. brances   Land      Improvements Acquisition  Land    Improvements  (a,b)
-----------                             ------ -------  ------     ------------ ----------- ------   ------------ -------
Chicago, Illinois
 Addison Distribution Center...........    1           $  646        $ 3,662      $   454   $  640     $ 4,122    $ 4,762
 Alsip Distribution Center.............    2    (f)     2,093         11,859        7,030    2,549      18,433     20,982
 Bedford Park Distribution Center......    1              360          2,806           --      360       2,806      3,166
  Bensenville Distribution Center......    2            1,668          9,448        3,783    1,667      13,232     14,899
  Bloomingdale 100 Business Center.....    1              359             --        5,893    1,601       4,651      6,252
  Bolingbrook Distribution Center......    2            4,565         25,864          753    4,564      26,618     31,182
  Bridgeview Distribution Center.......    4            1,302          7,378        1,405    1,303       8,782     10,085
  Des Plaines Distribution Center......    3            2,158         12,232        2,216    2,159      14,447     16,606
  Elk Grove Distribution Center........   20   (e)(f)   7,689         43,568        6,532    7,689      50,100     57,789

  Elmhurst Distribution Center.........    1              713          4,043          342      713       4,385      5,098
  Glendale Heights Distribution
   Center..............................    3            3,903         22,119          592    3,903      22,711     26,614
  Glenview Distribution Center.........    2   (e)(f)   1,156          6,550          834    1,156       7,384      8,540
  Itasca Distribution Center...........    3            1,613          9,143          799    1,613       9,942     11,555
  Lombard Distribution Center..........    1    (f)     1,170          6,630           74    1,170       6,704      7,874
  Mitchell Distribution Center.........    1    (e)     1,236          7,004        1,235    1,236       8,239      9,475
  North Avenue Distribution Center.....    2            3,201             --        8,989    2,047      10,143     12,190
  Northlake Distribution Center........    1              372          2,106          264      372       2,370      2,742
  O'Hare Cargo Distribution Center.....    2            3,566             --       16,574    5,924      14,216     20,140
  Pleasant Prairie Distribution Center.    1            1,314          7,450           --    1,315       7,449      8,764
  Remington Lakes Distribution
   Center..............................    1            2,761             --       11,106    2,761      11,106     13,867
  Romeoville Distribution Center.......    2            1,104          6,258           15    1,104       6,273      7,377
  South Holland Distribution Center....    2    (f)     1,156          6,550          817    1,156       7,367      8,523
  Woodale Distribution Center..........    1              263          1,490          131      263       1,621      1,884

Cincinnati, Ohio
  Airpark Distribution Center..........    3    (d)     1,692             --       21,589    4,060      19,221     23,281
  Capital Distribution Center I........    4    (d)     1,750          9,922        1,535    1,751      11,456     13,207
  Capital Distribution Center II.......    5    (d)     1,953         11,067        2,508    1,953      13,575     15,528
  Capital Industrial Center I..........   10    (d)     1,039          5,885        2,412    1,105       8,231      9,336
  Constitution Distribution Center.....    1            1,465          8,301            6    1,465       8,307      9,772
  Empire Distribution Center...........    3    (d)       529          2,995          827      529       3,822      4,351
  Kentucky Drive Business Center.......    4              553          3,134        1,053      553       4,187      4,740
  Production Distribution Center.......    2    (g)       717          2,717        2,697      824       5,307      6,131
  Sharonville Distribution Center......    3    (d)     1,761             --       11,418    2,424      10,755     13,179
  Springdale Commerce Center...........    3              421          2,384        1,320      421       3,704      4,125
  Union Center Business Park...........    2              979             --        6,754      979       6,754      7,733

Columbus, Ohio
  Alum Creek Distribution Center.......    1            1,118          6,284           --    1,118       6,284      7,402
  Canal Pointe Distribution Center.....    1            1,237          7,013            1    1,238       7,013      8,251
  Capital Park South Distribution
   Center..............................    6    (d)     2,551             --       36,436    2,892      36,095     38,987
  Charter Street Distribution Center...    1    (f)     1,245          7,055            7    1,245       7,062      8,307
  Columbus West Industrial Center......    3    (d)       645          3,655        1,221      645       4,876      5,521
  Corporate Park West..................    2    (d)       679          3,849          343      679       4,192      4,871
  Fisher Distribution Center...........    1            1,197          6,785        1,684    1,197       8,469      9,666
  Foreign Trade Center I...............    5            6,527         36,989        3,320    6,992      39,844     46,836
  International Street Commerce........    2              455             --        6,704      483       6,676      7,159
  McCormick Distribution Center........    5            1,664          9,429        2,538    1,664      11,967     13,631
  New World Distribution Center........    1              207          1,173        1,202      207       2,375      2,582
  South Park Distribution Center.......    1            1,086          6,151           10    1,085       6,162      7,247
  Westbelt Business Center.............    2    (d)       465          2,635          364      465       2,999      3,464




                                        Accumulated        Date of
                                        Depreciation    Construction/
Description                                 (c)          Acquisition
-----------                             ------------ -------------------
Chicago, Illinois
 Addison Distribution Center...........   $  (831)          1997
 Alsip Distribution Center.............    (2,788)        1997,1999
 Bedford Park Distribution Center......      (496)          1996
  Bensenville Distribution Center......    (2,629)          1997
  Bloomingdale 100 Business Center.....        --           2001
  Bolingbrook Distribution Center......    (2,450)          1999
  Bridgeview Distribution Center.......    (1,662)          1996
  Des Plaines Distribution Center......    (2,819)        1995,1996
  Elk Grove Distribution Center........    (7,651)     1995,1996,1997,
                                                          1998,1999
  Elmhurst Distribution Center.........      (679)          1997
  Glendale Heights Distribution
   Center..............................    (2,102)          1999
  Glenview Distribution Center.........      (903)        1996,1999
  Itasca Distribution Center...........    (1,356)     1996,1997,1998
  Lombard Distribution Center..........      (616)          1999
  Mitchell Distribution Center.........    (1,688)          1996
  North Avenue Distribution Center.....    (1,383)        1997,1998
  Northlake Distribution Center........      (422)          1996
  O'Hare Cargo Distribution Center.....    (1,385)          1997
  Pleasant Prairie Distribution Center.      (673)          1999
  Remington Lakes Distribution
   Center..............................        --           2001
  Romeoville Distribution Center.......      (566)          1999
  South Holland Distribution Center....      (655)          1999
  Woodale Distribution Center..........      (263)          1997

Cincinnati, Ohio
  Airpark Distribution Center..........    (2,255)        1996,2000
  Capital Distribution Center I........    (2,758)          1994
  Capital Distribution Center II.......    (3,395)          1994
  Capital Industrial Center I..........    (2,056)        1994,1995
  Constitution Distribution Center.....      (750)          1999
  Empire Distribution Center...........      (864)          1995
  Kentucky Drive Business Center.......      (894)          1997
  Production Distribution Center.......      (859)        1994,1998
  Sharonville Distribution Center......    (1,166)        1997,1998
  Springdale Commerce Center...........      (849)          1996
  Union Center Business Park...........        (6)          2001

Columbus, Ohio
  Alum Creek Distribution Center.......       (26)          2001
  Canal Pointe Distribution Center.....      (633)          1999
  Capital Park South Distribution
   Center..............................    (4,864)   1996,1998,1999,2000
  Charter Street Distribution Center...      (638)          1999
  Columbus West Industrial Center......    (1,096)          1995
  Corporate Park West..................      (828)          1996
  Fisher Distribution Center...........    (2,073)          1995
  Foreign Trade Center I...............    (3,614)          1999
  International Street Commerce........      (533)        1997,1999
  McCormick Distribution Center........    (2,809)          1994
  New World Distribution Center........      (599)          1994
  South Park Distribution Center.......      (557)          1999
  Westbelt Business Center.............      (366)          1998

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                Costs    Gross Amounts At Which Carried
                                                    Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                    ------------------------ Subsequent  ------------------------------
                                    No. of Encum-               Buildings &      To                Building &   Total
Description                         Bldgs. brances    Land      Improvements Acquisition   Land   Improvements  (a,b)
-----------                         ------ -------   -------    ------------ ----------- -------  ------------ --------
Dallas/Fort Worth, Texas
  Arlington Corporate Center.......    2            $ 2,135       $    --      $ 8,412   $ 2,135    $ 8,412    $ 10,547
  Carter Industrial Center.........    1                334            --        2,359       334      2,359       2,693
  Centerport Distribution Center...    2    (f)       1,558         8,830          239     1,558      9,069      10,627
  Dallas Corporate Center..........   11    (e)       5,714            --       33,496     6,012     33,198      39,210
  Enterprise Distribution Center...    3              2,719        15,410           --     2,719     15,410      18,129
  Freeport Distribution Center.....    4              1,393         5,549        4,180     1,440      9,682      11,122
  Freeport Corporation Center......    1              1,142            --       11,930     2,250     10,822      13,072
  Great Southwest Distribution
   Center..........................   36   (e)(f)    16,580        81,174        8,971    16,071     90,654     106,725

  Great Southwest Industrial
   Center I........................    2    (e)         234         1,326          937       308      2,189       2,497
  Lone Star Distribution Center....    1                512         2,896          193       511      3,090       3,601
  Northgate Distribution Center....   13    (f)       4,722        26,367        8,208     4,722     34,575      39,297
  Northpark Business Center........    1                197         1,117          294       197      1,411       1,608
  Pinnacle Park Distribution
   Center..........................    2              5,058            --       22,371     5,058     22,371      27,429
  Plano Distribution Center........    7    (f)       3,915        22,186          244     3,915     22,430      26,345
  Redbird Distribution Center......    2              1,095         6,212          329     1,096      6,540       7,636
  Royal Commerce Center............    4    (e)       1,975        11,190        1,677     1,975     12,867      14,842
  Royal Distribution Center........    1                811         4,598            1       811      4,599       5,410
  Stemmons Distribution Center.....    1                272         1,544          450       272      1,994       2,266
  Stemmons Industrial Center.......   14              2,216        12,559        3,113     2,566     15,322      17,888
  Trinity Mills Distribution
   Center..........................    7    (e)       4,453        27,346            1     4,453     27,347      31,800
  Valwood Business Center..........    4              1,884        10,676            7     1,884     10,683      12,567
  Valwood Distribution Center......    7    (f)       4,430        25,101          566     4,430     25,667      30,097

Denver, Colorado
  Denver Business Center...........    6              2,015         7,486       11,331     2,015     18,817      20,832
  Downing Distribution Center......    1                 --         3,877           71        --      3,948       3,948
  Havana Distribution Center.......    1                401         2,281          691       401      2,972       3,373
  Moline Distribution Center.......    1                327         1,850          241       327      2,091       2,418
  Moncrieff Distribution Center....    1                314         2,493          561       314      3,054       3,368
  Pagosa Distribution Center.......    1                406         2,322          511       406      2,833       3,239
  Upland Distribution Center I.....    6                821         5,710        8,543       821     14,253      15,074
  Upland Distribution Center II....    6              2,456        13,946        2,261     2,489     16,174      18,663

El Paso, Texas
  Billy the Kid Distribution
   Center..........................    1                273         1,547          568       273      2,115       2,388
  Goodyear Distribution Center.....    1                511         2,899          257       511      3,156       3,667
  Northwestern Corporate Center....    7              1,552            --       21,554     2,365     20,741      23,106

  Vista Corporate Center...........    4              1,945            --       11,259     2,029     11,175      13,204
  Vista Del Sol Industrial Center..    5    (f)       1,245            --       20,799     2,636     19,408      22,044

Fort Lauderdale/Miami, Florida
  Airport West Distribution
   Center..........................    2              1,253         3,825        3,455     1,974      6,559       8,533
  CenterPort Distribution Center...    5              4,309        11,806        8,458     4,522     20,051      24,573
  Copans Distribution Center.......    2                504         2,857          366       504      3,223       3,727
  North Andrews Distribution
   Center..........................    1    (g)         698         3,956           97       698      4,053       4,751
  Port Lauderdale Distribution
   Center..........................    2                896            --        7,842     2,205      6,533       8,738

Houston, Texas
  Brittmore Distribution Center....    2              1,838        10,417          710     1,838     11,127      12,965
  Crosstimbers Distribution
   Center..........................    1                359         2,035          518       359      2,553       2,912
  Hempstead Distribution Center....    3              1,013         5,740        1,111     1,013      6,851       7,864
  I-10 Central Distribution Center.    2                181         1,023          303       181      1,326       1,507




                                    Accumulated        Date of
                                    Depreciation    Construction/
Description                             (c)          Acquisition
-----------                         ------------ -------------------
Dallas/Fort Worth, Texas
  Arlington Corporate Center.......   $     (2)         2001
  Carter Industrial Center.........       (496)         1996
  Centerport Distribution Center...       (811)         1999
  Dallas Corporate Center..........     (4,760)  1996,1997,1998,1999
  Enterprise Distribution Center...     (1,391)         1999
  Freeport Distribution Center.....     (1,435)    1996,1997,1998
  Freeport Corporation Center......         (4)         2000
  Great Southwest Distribution
   Center..........................    (10,738)    1994,1995,1996,
                                                 1997,1999,2000,2001
  Great Southwest Industrial
   Center I........................       (473)         1995
  Lone Star Distribution Center....       (605)         1996
  Northgate Distribution Center....     (4,388)  1994,1996,1999,2001
  Northpark Business Center........       (318)         1995
  Pinnacle Park Distribution
   Center..........................         (4)         2001
  Plano Distribution Center........     (2,040)         1999
  Redbird Distribution Center......       (822)       1994,1999
  Royal Commerce Center............     (1,901)         1997
  Royal Distribution Center........        (32)         2001
  Stemmons Distribution Center.....       (454)         1995
  Stemmons Industrial Center.......     (2,926)  1994,1995,1996,1999
  Trinity Mills Distribution
   Center..........................     (3,198)    1996,1999,2001
  Valwood Business Center..........        (74)         2001
  Valwood Distribution Center......     (2,359)         1999

Denver, Colorado
  Denver Business Center...........     (3,954)  1992,1994,1996,2001
  Downing Distribution Center......       (322)         1999
  Havana Distribution Center.......       (817)         1993
  Moline Distribution Center.......       (555)         1994
  Moncrieff Distribution Center....       (926)         1992
  Pagosa Distribution Center.......       (908)         1993
  Upland Distribution Center I.....     (3,870)    1992,1994,1995
  Upland Distribution Center II....     (4,514)       1993,1994

El Paso, Texas
  Billy the Kid Distribution
   Center..........................       (548)         1994
  Goodyear Distribution Center.....       (761)         1991
  Northwestern Corporate Center....     (3,248)    1992,1993,1994,
                                                   1997,1998,2000
  Vista Corporate Center...........     (2,389)    1994,1995,1996
  Vista Del Sol Industrial Center..     (3,407)    1995,1997,1998

Fort Lauderdale/Miami, Florida
  Airport West Distribution
   Center..........................     (1,008)       1995,1998
  CenterPort Distribution Center...     (1,409)       1999,2001
  Copans Distribution Center.......       (588)       1997,1998
  North Andrews Distribution
   Center..........................       (969)         1994
  Port Lauderdale Distribution
   Center..........................       (730)         1997

Houston, Texas
  Brittmore Distribution Center....     (1,161)         1999
  Crosstimbers Distribution
   Center..........................       (655)         1994
  Hempstead Distribution Center....     (1,783)         1994
  I-10 Central Distribution Center.       (374)         1994

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                Costs    Gross Amounts At Which Carried
                                                    Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                    ------------------------ Subsequent  ------------------------------
                                     No. of Encum-              Buildings &      To                 Building &   Total
Description                          Bldgs. brances   Land      Improvements Acquisition   Land    Improvements  (a,b)
-----------                          ------ -------  -------    ------------ ----------- -------   ------------ -------
  I-10 Central Service Center.......    1           $    58       $   330      $   130   $    58     $   460    $   518
  Jersey Village Corporate Center...    1             1,536            --       11,734     2,063      11,207     13,270
  Kempwood Business Center..........    4             1,746         9,894           60     1,746       9,954     11,700
  Perimeter Distribution Center.....    2               813         4,604          159       813       4,763      5,576
  Pine Forest Business Center.......   18     (e)     4,859        27,557        3,765     4,859      31,322     36,181
  Pine North Distribution Center....    2               847         4,800          377       847       5,177      6,024
  Pine Timbers Distribution Center..    2             2,956        16,750        1,475     2,956      18,225     21,181
  Pinemont Distribution Center......    2               642         3,636          284       642       3,920      4,562
  Post Oak Business Center..........   15     (e)     3,005        15,378        4,334     3,005      19,712     22,717
  Post Oak Distribution Center......    7     (e)     2,115        12,017        4,021     2,115      16,038     18,153
  South Loop Distribution Center....    5             1,051         5,964        1,970     1,052       7,933      8,985
  Southwest Freeway Industrial
   Center...........................    1                84           476          173        84         649        733
  West by Northwest Industrial
   Center...........................   16             4,368         8,382       33,556     4,368      41,938     46,306

  White Street Distribution Center..    1               469         2,656          339       469       2,995      3,464

I-95 Corridor, New Jersey
  Bellmawr Distribution Center......    1               212         1,197           63       211       1,261      1,472
  Brunswick Distribution Center.....    2               870         4,928        1,665       870       6,593      7,463
  Clearview Distribution Center.....    1             2,232        12,648          411     2,232      13,059     15,291
  Cranbury Business Park............    1             2,012            --       10,814     2,012      10,814     12,826
  Kilmer Distribution Center........    4     (d)     2,526        14,313          895     2,526      15,208     17,734
  Meadowland Industrial Center......    8     (d)     5,676        32,167       13,123     5,677      45,289     50,966
  Mt. Laurel Distribution Center....    3               826         4,679          224       826       4,903      5,729
  National Distribution Center......    2               513         2,908        1,080       513       3,988      4,501
  Pennsauken Distribution Center....    4               490         2,778          124       490       2,902      3,392

Indianapolis, Indiana
  Airport Business Center...........    2               600         3,406        4,561       934       7,633      8,567
  Eastside Distribution Center......    3             1,447         8,197          674     1,448       8,870     10,318
  North by Northeast Distribution
   Center...........................    1             1,058            --        6,373     1,059       6,372      7,431
  Park 100 Industrial Center........   25            10,751        60,928        7,547    10,646      68,580     79,226
  Park Fletcher Distribution Center.    9             2,687        15,224        3,832     2,785      18,958     21,743
  Shadeland Industrial Center.......    3               428         2,431          944       429       3,374      3,803

Juarez, Mexico
  Salvacar Industrial Center........    7             3,144            --       13,572     3,955      12,761     16,716
  Rio Bravo Industrial Center.......    1               349         1,979          282       410       2,200      2,610
  Ramon Rivera Industrial Center....    1               445            --        3,173     2,246       1,372      3,618
  Los Aztecas Industrial Center.....    1               148           837           85         0       1,070      1,070

Kansas City, Kansas/Missouri
  44th Street Business Center.......    1               143           813          471       143       1,284      1,427
  Congleton Distribution Center.....    3               518         2,937          609       518       3,546      4,064
  Executive Park Distribution
   Center...........................    1     (f)       258         1,463          243       258       1,706      1,964
  Lamar Distribution Center.........    1               323         1,829          804       323       2,633      2,956
  Macon Bedford Distribution
   Center...........................    1               304         1,725          512       304       2,237      2,541
  Platte Valley Industrial Center...   11     (f)     3,867        20,017        8,471     4,002      28,353     32,355
  Riverside Distribution Center.....    5     (f)       533         3,024        1,063       534       4,086      4,620
  Riverside Industrial Center.......    5     (f)     1,012         5,736        1,078     1,012       6,814      7,826
  Terrace & Lackman Distribution
   Center...........................    1               285         1,615          602       285       2,217      2,502

Las Vegas, Nevada
  Black Mountain Distribution
   Center...........................    2             1,108            --        7,716     1,206       7,618      8,824




                                     Accumulated        Date of
                                     Depreciation    Construction/
Description                              (c)          Acquisition
-----------                          ------------ -------------------
  I-10 Central Service Center.......   $   (138)         1994
  Jersey Village Corporate Center...        (39)         1999
  Kempwood Business Center..........       (181)         2001
  Perimeter Distribution Center.....       (437)         1999
  Pine Forest Business Center.......     (7,410)    1993,1994,1995
  Pine North Distribution Center....       (537)         1999
  Pine Timbers Distribution Center..     (1,915)         1999
  Pinemont Distribution Center......       (409)         1999
  Post Oak Business Center..........     (5,367)    1993,1994,1996
  Post Oak Distribution Center......     (4,617)       1993,1994
  South Loop Distribution Center....     (2,156)         1994
  Southwest Freeway Industrial
   Center...........................       (187)         1994
  West by Northwest Industrial
   Center...........................     (8,061)    1993,1994,1995,
                                                    1996,1997,1998
  White Street Distribution Center..       (704)         1995

I-95 Corridor, New Jersey
  Bellmawr Distribution Center......       (122)         1999
  Brunswick Distribution Center.....     (1,543)         1997
  Clearview Distribution Center.....     (2,335)         1996
  Cranbury Business Park............         (2)         2001
  Kilmer Distribution Center........     (2,839)         1996
  Meadowland Industrial Center......     (9,957)    1996,1997,1998
  Mt. Laurel Distribution Center....       (444)         1999
  National Distribution Center......       (745)         1998
  Pennsauken Distribution Center....       (256)         1999

Indianapolis, Indiana
  Airport Business Center...........       (573)         1999
  Eastside Distribution Center......     (1,133)       1995,1999
  North by Northeast Distribution
   Center...........................     (1,638)         1995
  Park 100 Industrial Center........    (14,710)    1994,1995,1999
  Park Fletcher Distribution Center.     (3,936)    1994,1995,1996
  Shadeland Industrial Center.......       (774)         1995

Juarez, Mexico
  Salvacar Industrial Center........     (1,014)  1998,1999,2000,2001
  Rio Bravo Industrial Center.......        (22)         2001
  Ramon Rivera Industrial Center....        (51)         2000
  Los Aztecas Industrial Center.....        (72)         1999

Kansas City, Kansas/Missouri
  44th Street Business Center.......       (257)         1996
  Congleton Distribution Center.....       (898)         1994
  Executive Park Distribution
   Center...........................       (185)         1998
  Lamar Distribution Center.........       (760)         1994
  Macon Bedford Distribution
   Center...........................       (519)         1996
  Platte Valley Industrial Center...     (6,318)       1994,1997
  Riverside Distribution Center.....     (1,144)         1994
  Riverside Industrial Center.......     (1,694)         1994
  Terrace & Lackman Distribution
   Center...........................       (582)         1994

Las Vegas, Nevada
  Black Mountain Distribution
   Center...........................       (987)         1997

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                Costs    Gross Amounts At Which Carried
                                                    Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                    ------------------------ Subsequent  ------------------------------
                                     No. of Encum-              Buildings &      To                  Building &   Total
Description                          Bldgs. brances   Land      Improvements Acquisition   Land     Improvements  (a,b)
-----------                          ------ -------  -------    ------------ ----------- -------    ------------ -------
  Cameron Business Center...........    1     (f)   $ 1,634       $ 9,256      $    91   $ 1,634      $ 9,347    $10,981
  Hughes Airport Center.............    1               876            --        3,340       910        3,306      4,216
  Las Vegas Corporate Center........    7     (h)     4,677            --       21,978     4,775       21,880     26,655
  Placid Street Distribution Center.    1     (f)     2,620        14,848           33     2,620       14,881     17,501
  South Arville Center..............    1             1,440         8,160           35     1,440        8,195      9,635
  West One Business Center..........    4     (f)     2,468        13,985          935     2,468       14,920     17,388

Liege, Belgium
  Liege Distribution Center.........    1               496            --        6,216       496        6,216      6,712

Lille, France
  Lille Distribution Center.........    1               963            --        5,331       963        5,331      6,294

Los Angeles/Orange County,
 California
  Inland Empire Distribution
   Center...........................    1               889         5,037        4,508     1,546        8,888     10,434
  Torrance Distribution Center......    3            25,181            --       26,541    25,181       26,541     51,722

Louisville, Kentucky
  Airpark Commerce Center...........    4             1,583         8,971        3,079     1,583       12,050     13,633
  Louisville Distribution Center....    2               680         3,402        4,561       689        7,954      8,643
  New Cut Road Distribution
   Center...........................    1             2,090            --        9,815     2,090        9,815     11,905
  Riverport Distribution Center.....    1     (f)     1,515         8,585          354     1,515        8,939     10,454

Memphis, Tennessee
  Airport Distribution Center.......   20             7,160        40,573        7,361     7,160       47,934     55,094
  Centerpointe Distribution Center..    3             2,497        14,151          315     2,497       14,466     16,963
  Delp Distribution Center..........   10     (f)     4,886        27,687        4,553     4,886       32,240     37,126
  Fred Jones Distribution Center....    1               125           707          177       125          884      1,009
  Memphis Industrial Center.........    1             1,597            --        8,817     1,597        8,817     10,414
  Olive Branch Distribution Center..    2     (f)     2,892        16,389          154     2,892       16,543     19,435
  Raines Distribution Center........    1     (f)     1,635         9,264        3,342     1,635       12,606     14,241
  Southwide Industrial Center.......    4               725         4,105          179       724        4,285      5,009
  Willow Lake Distribution Center...    1     (f)       613         3,474           35       613        3,509      4,122

Monterrey, Mexico
  Monterrey Industrial Park.........    9             5,220         3,785       29,908     9,036       29,877     38,913
  Ojo de Agua Industrial Center.....    2               983            --       11,526     1,881       10,628     12,509

Nashville, Tennessee
  Bakertown Distribution Center.....    2               463         2,626          422       463        3,048      3,511
  I-40 Industrial Center............    4             1,711         9,698          688     1,712       10,385     12,097
  Interchange City Distribution
   Center...........................    7             3,524        12,585       10,700     4,279       22,530     26,809

  Nashville/I-24 Distribution
   Center...........................  3.      (f)     1,712.       8,196.      6,290.      2,670      13,528.     16,198
  Space Park South Distribution
   Center........................... 15.              3,499.      19,830.      4,908.      3,499      24,738.     28,237

Ok lahoma City, Oklahoma
  Melcat Distribution Center........  1.                240.       1,363.        862.        240       2,225.      2,465
  Meridian Business Center..........  2.                195.       1,109.        685.        196       1,793.      1,989
  Oklahoma Distribution Center......  3.                893.       5,082.        825.        893       5,907.      6,800

Orlando, Florida
  33rd Street Industrial Center.....  9.      (g)     1,980.      11,237.      1,710.      1,980      12,947.     14,927
  Chancellor Distribution Center....  1.                380.       2,156.      1,152.        380       3,308.      3,688
  Consulate Distribution Center.....  3.      (f)..   4,148.      23,617.         --.      4,148      23,617.     27,765
  La Quinta Distribution Center.....  1.                354.       2,006.        679.        354       2,685.      3,039
  Orlando Central Park..............  3.              1,378.          --.      9,298.      1,871       8,805.     10,676
  Princeton Oaks Distribution
   Center...........................  1.      (f)..     900.       5,100.         --.        900       5,100.      6,000




                                     Accumulated        Date of
                                     Depreciation    Construction/
Description                              (c)          Acquisition
-----------                          ------------ -------------------
  Cameron Business Center...........   $  (845)          1999
  Hughes Airport Center.............      (865)          1994
  Las Vegas Corporate Center........    (4,387)   1994,1995,1996,1997
  Placid Street Distribution Center.    (1,342)          1999
  South Arville Center..............      (742)          1999
  West One Business Center..........    (2,759)          1996

Liege, Belgium
  Liege Distribution Center.........        --           2001

Lille, France
  Lille Distribution Center.........        --           2001

Los Angeles/Orange County,
 California
  Inland Empire Distribution
   Center...........................      (812)          1999
  Torrance Distribution Center......        (3)          2001

Louisville, Kentucky
  Airpark Commerce Center...........    (2,031)          1998
  Louisville Distribution Center....    (1,247)        1995,1998
  New Cut Road Distribution
   Center...........................        (1)          2001
  Riverport Distribution Center.....      (775)          1999

Memphis, Tennessee
  Airport Distribution Center.......    (8,802)     1995,1996,1999
  Centerpointe Distribution Center..      (468)          2001
  Delp Distribution Center..........    (5,599)     1995,1997,1999
  Fred Jones Distribution Center....      (222)          1994
  Memphis Industrial Center.........        (7)          2001
  Olive Branch Distribution Center..    (1,517)          1999
  Raines Distribution Center........    (2,362)          1998
  Southwide Industrial Center.......      (402)          1999
  Willow Lake Distribution Center...      (317)          1999

Monterrey, Mexico
  Monterrey Industrial Park.........    (2,986)   1997,1998,1999,2000
  Ojo de Agua Industrial Center.....      (634)        1998,2001

Nashville, Tennessee
  Bakertown Distribution Center.....      (652)          1995
  I-40 Industrial Center............    (1,550)     1995,1996,1999
  Interchange City Distribution
   Center...........................    (4,080)       1994,1995,
                                                    1996,1997,1998
  Nashville/I-24 Distribution
   Center...........................    (157).      2000,2001
  Space Park South Distribution
   Center...........................  (6,185).        1994

Ok lahoma City, Oklahoma
  Melcat Distribution Center........    (535).        1994
  Meridian Business Center..........    (462).        1994
  Oklahoma Distribution Center......  (1,739).        1993

Orlando, Florida
  33rd Street Industrial Center.....  (2,834).   1994,1995,1996
  Chancellor Distribution Center....    (713).        1994
  Consulate Distribution Center.....  (2,142).        1999
  La Quinta Distribution Center.....    (586).        1994
  Orlando Central Park..............  (1,116).      1997,1998
  Princeton Oaks Distribution
   Center...........................    (460).        1999

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                   Costs    Gross Amounts At Which Carried
                                                       Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                       ------------------------ Subsequent  ------------------------------
                                        No. of Encum-              Buildings &      To                 Building &   Total
Description                             Bldgs. brances   Land      Improvements Acquisition  Land     Improvements  (a,b)
-----------                             ------ -------  ------     ------------ ----------- ------    ------------ -------
  Titusville Industrial Center.........  1.            $  283..     $ 1,603.    $   139.    $  283     $ 1,742.    $ 2,025

Phoenix, Arizona
  24th Street Industrial Center........  2.               503..       2,852.        837.       506       3,686.      4,192
  Alameda Distribution Center..........  2.               820..       4,977.        998.       820       5,975.      6,795
  Black Canyon Business Center.........  3.               717..       4,062.        354.       717       4,416.      5,133
  Hohokam 10 Industrial Center.........  6.             4,258..       7,467.     11,288.     4,258      18,755.     23,013
  I-10 West Business Center............  3.               263..       1,525.        341.       263       1,866.      2,129
  Kyrene Commons Distribution
   Center..............................  3.             2,369..       5,475.         28.     1,093       6,779.      7,872
  Kyrene Commons South
   Distribution Center.................  2.             1,096..          --.      5,036.     1,163       4,969.      6,132
  Martin Van Buren Distribution
   Center..............................  6.               572..       3,285.        871.       572       4,156.      4,728
  Papago Distribution Center...........  1.               420..       2,383.        195.       420       2,578.      2,998
  Pima Distribution Center.............  1.               306..       1,742.        428.       306       2,170.      2,476
  Watkins Distribution Center..........  1.               242..       1,375.        325.       243       1,699.      1,942

Portland, Oregon
  Argyle Distribution Center...........  3.               946..       5,388.        650.       946       6,038.      6,984
  Columbia Distribution Center.........  2.               550..       3,121.        345.       551       3,465.      4,016
  PDX Corporate Center East............  2.      (h)    1,785            --.      6,998.     2,100       6,683.      8,783
  PDX Corporate Center North...........    7     (h)    2,405             --       10,775    2,542       10,638     13,180
  Wilsonville Corporate Center.........  6.      (h)    2,963            --.     12,163.     2,964      12,162.     15,126

Poznan, Poland
  Poznan Distribution Center...........  2.               819..          --.      6,661.       820       6,660.      7,480

Reno, Nevada
  Golden Valley Distribution Center....  2.               560..          --.     10,247.     2,035       8,772.     10,807
  Meredith Kleppe Business Center......  5.             1,573..       8,949.      1,530.     1,573      10,479.     12,052
  Pacific Industrial Center............ 10.      (f)    9,566        40,036.     11,178.     9,566      51,214.     60,780
  Packer Way Business Center...........  3.               458..       2,604.        748.       458       3,352.      3,810
  Packer Way Distribution Center.......  2.               506..       2,879.      1,046.       506       3,925.      4,431
  Damonte Ranch Dist Ctr...............  2.             4,579..          --.     25,718.     6,555      23,742.     30,297
  Spice Island Distribution Center.....  1.               435..       2,466.      1,138.       435       3,604.      4,039

Reynosa, Mexico
  Colonial Industrial Center...........  2.               943..       1,574.      3,956.       670       5,803.      6,473
  Del Norte Industrial Center..........  2.               809..          --.      6,406.     1,065       6,150.      7,215
  Del Norte Industrial Center II.......  1.               675..          --.      6,383.     1,274       5,784.      7,058
  Reynosa Industrial Center III........  4.             2,149..          --.     13,409.     2,228      13,330.     15,558
  Reynosa Industrial Center............  6.             2,035..       1,038.     14,394.     2,313      15,154.     17,467

Salt Lake City, Utah
  Centennial Distribution Center.......  2.             1,149..          --.      8,464.     1,149       8,464.      9,613
  Clearfield Distribution Center.......  2.             2,500..      14,165.        995.     2,481      15,179.     17,660
  Crossroads Corporate Center..........  1.               642..          --.      4,266.       719       4,189.      4,908
  Salt Lake International Distribution
   Center..............................  2.             1,367..       2,792.      8,472.     1,364      11,267.     12,631

San Antonio, Texas
  10711 Distribution Center............  2.               582..       3,301.        766.       582       4,067.      4,649
  Coliseum Distribution Center.........  2.             1,102..       2,380.     10,784.     1,613      12,653.     14,266
  Distribution Drive Center............  1.               473..       2,680.        858.       473       3,538.      4,011
  Downtown Distribution Center.........  1.               241..       1,364.        321.       241       1,685.      1,926
  I-10 Central Distribution Center.....  1.               223..       1,275.        240.       240       1,498.      1,738
  I-35 Business Center.................  4.               663..       3,773.      1,121.       663       4,894.      5,557




                                        Accumulated      Date of
                                        Depreciation  Construction/
Description                                 (c)        Acquisition
-----------                             ------------ ----------------
  Titusville Industrial Center......... $  (408).       1994

Phoenix, Arizona
  24th Street Industrial Center........    (972).       1994
  Alameda Distribution Center..........  (1,398).    1992,1998
  Black Canyon Business Center.........    (416).       1999
  Hohokam 10 Industrial Center.........  (3,147).    1996,1999
  I-10 West Business Center............    (548).       1993
  Kyrene Commons Distribution
   Center..............................  (1,353).   1992,1998,1999
  Kyrene Commons South
   Distribution Center.................    (634).       1998
  Martin Van Buren Distribution
   Center..............................  (1,160).    1993,1994
  Papago Distribution Center...........    (675).       1994
  Pima Distribution Center.............    (566).       1993
  Watkins Distribution Center..........    (390).       1995

Portland, Oregon
  Argyle Distribution Center...........  (1,681).       1993
  Columbia Distribution Center.........    (847).       1994
  PDX Corporate Center East............  (1,020).       1997
  PDX Corporate Center North...........    (2,397)      1995,1996
  Wilsonville Corporate Center.........  (2,692).    1995,1996

Poznan, Poland
  Poznan Distribution Center...........       --.       2001

Reno, Nevada
  Golden Valley Distribution Center....  (1,449).    1996,1998
  Meredith Kleppe Business Center......  (2,901).       1993
  Pacific Industrial Center............  (2,869).   1994,1995,2001
  Packer Way Business Center...........    (963).       1993
  Packer Way Distribution Center.......  (1,068).       1993
  Damonte Ranch Dist Ctr...............     (57).    2000,2001
  Spice Island Distribution Center.....    (619).       1996

Reynosa, Mexico
  Colonial Industrial Center...........    (135).    1999,2000
  Del Norte Industrial Center..........    (781).       1998
  Del Norte Industrial Center II.......       --.       2000
  Reynosa Industrial Center III........    (222).    2000,2001
  Reynosa Industrial Center............  (1,842).   1997,1998,1999

Salt Lake City, Utah
  Centennial Distribution Center.......  (1,766).       1995
  Clearfield Distribution Center.......  (3,168).       1995
  Crossroads Corporate Center..........      (3).       2000
  Salt Lake International Distribution
   Center..............................  (2,332).    1994,1996

San Antonio, Texas
  10711 Distribution Center............  (1,120).       1994
  Coliseum Distribution Center.........  (3,120).    1994,1995
  Distribution Drive Center............  (1,133).       1992
  Downtown Distribution Center.........    (471).       1994
  I-10 Central Distribution Center.....    (501).       1992
  I-35 Business Center.................  (1,459).       1993

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                  Costs    Gross Amounts At Which Carried
                                                      Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                      ------------------------ Subsequent  ------------------------------
                                       No. of Encum-              Buildings &      To                Building &   Total
Description                            Bldgs. brances   Land      Improvements Acquisition  Land    Improvements  (a,b)
-----------                            ------ -------  ------     ------------ ----------- ------   ------------ -------
  Landmark One Distribution Center....    1           $  341        $ 1,933      $   377   $  341     $ 2,310    $ 2,651
  Macro Distribution Center...........    1              225          1,282          438      225       1,720      1,945
  Perrin Creek Corporate Center.......    6            1,547             --       10,089    1,634      10,002     11,636
  San Antonio Distribution Center I...   13            2,154         12,247        4,769    2,154      17,016     19,170
  San Antonio Distribution Center II..    3              945             --        6,295      885       6,355      7,240
  San Antonio Distribution Center III.    6            1,709          9,684        2,946    1,841      12,498     14,339
  Woodlake Distribution Center........    2              248          1,405          522      248       1,927      2,175

San Francisco (East Bay), California
  Barrington Business Center..........    3            1,741          9,863          353    1,741      10,216     11,957
  Central Valley Distribution Center..    3            5,180         29,357           63    5,181      29,419     34,600
  Central Valley Industrial Center....    2            3,694         20,938        3,096    4,147      23,581     27,728
  East Bay Industrial Center..........    1              531          3,009          431      531       3,440      3,971
  Eigenbrodt Way Distribution
   Center.............................    1    (f)       393          2,228          282      393       2,510      2,903
  Hayward Commerce Center.............    4            1,933         10,955          745    1,933      11,700     13,633
  Hayward Commerce Park...............    9            2,764         15,661        3,036    2,764      18,697     21,461
  Hayward Distribution Center.........    6            2,906         19,165        2,477    3,327      21,221     24,548
  Hayward Industrial Center...........   13    (f)     4,481         25,393        2,221    4,481      27,614     32,095
  Patterson Pass Business Center......    7            4,064          4,885       24,530    5,625      27,854     33,479
  San Leandro Distribution Center.....    3            1,387          7,862          825    1,387       8,687     10,074

San Francisco (South Bay), California
  Bayside Business Center.............    2    (h)     2,088             --        4,555    2,088       4,555      6,643
  Bayside Corporate Center............    7    (h)     4,365             --       16,215    4,365      16,215     20,580
  Bayside Plaza I.....................   12    (h)     5,212         18,008        1,436    5,216      19,440     24,656
  Bayside Plaza II....................    2    (h)       634             --        2,915      634       2,915      3,549
  Gateway Corporate Center............   11   (f)(h)   7,575         24,746        4,765    7,575      29,511     37,086
  Mowry Business Center...............    4            5,933             --       18,083    7,815      16,201     24,016
  Overlook Distribution Center........    1            1,573          8,915           29    1,573       8,944     10,517
  Shoreline Business Center...........    8    (h)     4,328         16,101          679    4,328      16,780     21,108
  Shoreline Business Center II........    2    (h)       922             --        4,806      922       4,806      5,728
  Spinnaker Business Center...........   12    (h)     7,043         25,220        1,730    7,043      26,950     33,993
  Thornton Business Center............    5    (f)     3,988         11,706        6,325    3,989      18,030     22,019
  Trimble Distribution Center.........    5            2,836         16,067        1,818    2,836      17,885     20,721

Seattle, Washington
  Andover East Business Center........    2              535          3,033          306      535       3,339      3,874
  Fife Corporate Center...............    3            4,059             --       10,618    4,209      10,468     14,677
  Kent Corporate Center...............    2    (h)     2,882          1,987        9,066    3,216      10,719     13,935
  Park at Woodinville A...............    5    (f)     1,937         10,976          652    1,937      11,628     13,565
  Van Doren's Distribution Center.....    2    (h)     2,473             --        8,880    2,860       8,493     11,353

St. Louis, Missouri
  Earth City Industrial Center........    8    (f)     3,375         19,144        3,170    3,375      22,314     25,689
  Hazelwood Distribution Center.......    2    (f)       847          4,802          192      847       4,994      5,841
  Westport Distribution Center........    3    (f)       761          4,310          327      761       4,637      5,398

Tampa, Florida
  Adamo Distribution Center...........    6            2,105         11,930          433    2,105      12,363     14,468
  Commerce Park Distribution Center...    4              811          4,597        1,156      811       5,753      6,564
  Eastwood Distribution Center........    1    (g)       122            690           95      122         785        907
  Joe's Creek Distribution Center.....    2    (g)       161            909          136      160       1,046      1,206
  Lakeland Distribution Center........    1              938          5,313          622      938       5,935      6,873
  Orchid Lake Industrial Center.......    1               41            235           23       41         258        299
  Plant City Distribution Center......    1    (g)       206          1,169          132      206       1,301      1,507
  Sabal Park Distribution Center......    7    (d)     2,341          5,610       12,600    2,678      17,873     20,551




                                       Accumulated        Date of
                                       Depreciation    Construction/
Description                                (c)          Acquisition
-----------                            ------------ -------------------
  Landmark One Distribution Center....   $  (594)          1994
  Macro Distribution Center...........      (493)          1993
  Perrin Creek Corporate Center.......    (1,862)        1995,1996
  San Antonio Distribution Center I...    (5,286)     1992,1993,1994
  San Antonio Distribution Center II..    (1,595)          1994
  San Antonio Distribution Center III.    (2,621)          1996
  Woodlake Distribution Center........      (457)          1994

San Francisco (East Bay), California
  Barrington Business Center..........      (958)          1999
  Central Valley Distribution Center..    (2,652)          1999
  Central Valley Industrial Center....    (2,133)          1999
  East Bay Industrial Center..........      (888)          1994
  Eigenbrodt Way Distribution
   Center.............................      (668)          1993
  Hayward Commerce Center.............    (3,168)          1993
  Hayward Commerce Park...............    (5,010)          1994
  Hayward Distribution Center.........    (5,573)          1993
  Hayward Industrial Center...........    (7,530)          1993
  Patterson Pass Business Center......    (2,457)   1993,1997,1998,2000
  San Leandro Distribution Center.....    (2,310)          1993

San Francisco (South Bay), California
  Bayside Business Center.............    (1,004)          1996
  Bayside Corporate Center............    (4,432)        1995,1996
  Bayside Plaza I.....................    (5,235)          1993
  Bayside Plaza II....................    (1,163)          1994
  Gateway Corporate Center............    (8,501)        1993,1996
  Mowry Business Center...............    (2,177)        1997,1998
  Overlook Distribution Center........      (811)          1999
  Shoreline Business Center...........    (4,556)          1993
  Shoreline Business Center II........    (1,516)          1995
  Spinnaker Business Center...........    (7,365)          1993
  Thornton Business Center............    (4,225)        1993,1996
  Trimble Distribution Center.........    (4,728)          1994

Seattle, Washington
  Andover East Business Center........      (851)          1994
  Fife Corporate Center...............    (1,847)          1996
  Kent Corporate Center...............    (2,523)          1995
  Park at Woodinville A...............    (1,104)          1999
  Van Doren's Distribution Center.....    (1,584)        1995,1997

St. Louis, Missouri
  Earth City Industrial Center........    (3,746)        1997,1998
  Hazelwood Distribution Center.......      (546)        1997,1999
  Westport Distribution Center........      (718)          1997

Tampa, Florida
  Adamo Distribution Center...........      (344)        1995,2001
  Commerce Park Distribution Center...    (1,389)          1994
  Eastwood Distribution Center........      (203)          1994
  Joe's Creek Distribution Center.....      (267)          1994
  Lakeland Distribution Center........    (1,484)          1994
  Orchid Lake Industrial Center.......       (61)          1994
  Plant City Distribution Center......      (313)          1994
  Sabal Park Distribution Center......    (2,286)     1996,1997,1998

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                              Costs     Gross Amounts At Which Carried
                                                  Initial Cost to ProLogis Capitalized      as of December 31, 2001
                                                  ------------------------ Subsequent  ---------------------------------
                                   No. of Encum-              Buildings &      To                Building &
Description                        Bldgs. brances    Land     Improvements Acquisition   Land   Improvements Total (a,b)
-----------                        ------ -------  --------   ------------ ----------- -------- ------------ -----------
  Silo Bend Distribution
   Center.........................     4    (g)   $  2,887     $   16,358  $    1,427  $  2,887  $   17,785  $   20,672
  Silo Bend Industrial Center.....     1    (g)        525          2,975         357       525       3,332       3,857
  St. Petersburg Service
   Center.........................     1                35            197          21        35         218         253
  Tampa East Distribution
   Center.........................    10    (g)      2,700         15,302       1,823     2,541      17,284      19,825
  Tampa East Industrial
   Center.........................     2    (g)        332          1,880         288       332       2,168       2,500
  Tampa West Distribution
   Center.........................    15    (g)      3,273         18,659       3,424     3,319      22,037      25,356
  Tampa West Industrial
   Center.........................     4    (g)        437            471       5,616       717       5,807       6,524
  Tampa West Service
   Center.........................     2    (g)        422          2,569         186       423       2,754       3,177

Tijuana, Mexico
  Tijuana Industrial Center.......     5             3,816             --      22,321     8,672      17,465      26,137

Tulsa, Oklahoma
  52nd Street Distribution Center.     1               340          1,924         249       340       2,173       2,513
  70th East Distribution Center...     1               129            733         350       129       1,083       1,212
  Expressway Distribution Center..     4               573          3,280       1,219       573       4,499       5,072
  Henshaw Distribution
   Center.........................     3               500          2,829         350       499       3,180       3,679

Warsaw, Poland
  Blonie Industrial Park..........     1             1,378             --       6,818     1,079       7,117       8,196

Washington D.C./Baltimore,
 Maryland
  Airport Commons
   Distribution Center............     2    (d)      2,320             --       9,280     2,360       9,240      11,600
  Ardmore Distribution
   Center.........................     3             1,431          8,110         924     1,431       9,034      10,465
  Ardmore Industrial Center.......     2               984          5,581         870       985       6,450       7,435
  Concorde Industrial Center......     4    (d)      1,538          8,717       1,130     1,538       9,847      11,385
  De Soto Business Park...........     5             1,774         10,055       3,888     1,774      13,943      15,717
  Eisenhower Industrial
   Center.........................     3    (d)      1,240          7,025       1,519     1,240       8,544       9,784
  Fleet Distribution Center.......     8    (d)      3,198         18,121       1,904     3,115      20,108      23,223
  Gateway Distribution
   Center.........................     3               774             --       7,836     1,414       7,196       8,610
  Hampton Central
   Distribution Center............     2             1,769             --       9,771     2,251       9,289      11,540
  Meadowridge Distribution
   Center.........................     1    (d)      1,757             --       5,777     1,902       5,632       7,534
  Patapsco Distribution
   Center.........................     1               270          1,528       1,152       270       2,680       2,950
  Sunnyside Industrial
   Center.........................     3             1,541          8,733       1,667     1,541      10,400      11,941
  Troy Hill Distribution
   Center.........................     2             2,105             --       6,275     2,105       6,275       8,380
Other.............................     4    (g)      2,962         15,475       4,085     3,108      19,414      22,522
                                   -----           --------    ----------  ----------  --------  ----------  ----------
    Total Operating
     Properties................... 1,208          $600,690     $2,184,741  $1,388,119  $645,344  $3,528,206  $4,173,550
                                   =====           ========    ==========  ==========  ========  ==========  ==========

Facilities Under
 Development
Budapest, Hungary
  Budapest Park...................                   1,178             --       1,777     2,955          --       2,955

Carlisle, Pennsylvania
  Carlisle Distribution Center....                   5,135             --      15,414    20,549          --      20,549

Chicago, Illinois
  I-55 Distribution Center........                   3,029             --       3,791     6,820          --       6,820
  O'Hare Cargo Distribution
   Center.........................                   3,376             --      11,469    14,845          --      14,845

Dortmund, Germany
  Krefeld Distribution Center.....                   1,868             --       2,021     3,889          --       3,889

Las Vegas, Nevada
  Las Vegas Corporate
   Center.........................                     368             --         600       968          --         968




                                   Accumulated     Date of
                                   Depreciation Construction/
Description                            (c)       Acquisition
-----------                        ------------ --------------
  Silo Bend Distribution
   Center.........................  $  (4,127)       1994
  Silo Bend Industrial Center.....       (823)       1994
  St. Petersburg Service
   Center.........................        (51)       1994
  Tampa East Distribution
   Center.........................     (4,227)       1994
  Tampa East Industrial
   Center.........................       (544)       1994
  Tampa West Distribution
   Center.........................     (5,198)    1994,1995
  Tampa West Industrial
   Center.........................     (1,005)  1994,1996,1998
  Tampa West Service
   Center.........................       (643)       1994

Tijuana, Mexico
  Tijuana Industrial Center.......       (648)  1999,2000,2001

Tulsa, Oklahoma
  52nd Street Distribution Center.       (578)       1994
  70th East Distribution Center...       (262)       1994
  Expressway Distribution Center..     (1,329)       1993
  Henshaw Distribution
   Center.........................       (785)       1994

Warsaw, Poland
  Blonie Industrial Park..........         --        2000

Washington D.C./Baltimore,
 Maryland
  Airport Commons
   Distribution Center............     (1,563)       1997
  Ardmore Distribution
   Center.........................     (2,168)       1994
  Ardmore Industrial Center.......     (1,592)       1994
  Concorde Industrial Center......     (2,247)       1995
  De Soto Business Park...........     (3,448)       1996
  Eisenhower Industrial
   Center.........................     (2,228)       1994
  Fleet Distribution Center.......     (4,205)       1996
  Gateway Distribution
   Center.........................       (642)       1998
  Hampton Central
   Distribution Center............     (1,466)    1996,1997
  Meadowridge Distribution
   Center.........................       (622)       1998
  Patapsco Distribution
   Center.........................       (622)       1995
  Sunnyside Industrial
   Center.........................     (2,514)       1994
  Troy Hill Distribution
   Center.........................         --        2001
Other.............................     (2,131)    1994,1999
                                    ---------
    Total Operating
     Properties...................  $(574,871)
                                    =========

Facilities Under
 Development
Budapest, Hungary
  Budapest Park...................         --        2001

Carlisle, Pennsylvania
  Carlisle Distribution Center....         --        2001

Chicago, Illinois
  I-55 Distribution Center........         --        2001
  O'Hare Cargo Distribution
   Center.........................         --        2001

Dortmund, Germany
  Krefeld Distribution Center.....         --        2001

Las Vegas, Nevada
  Las Vegas Corporate
   Center.........................         --        2001

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                               Costs    Gross Amounts At Which Carried
                                                   Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                   ------------------------ Subsequent  ------------------------------
                                    No. of Encum-              Buildings &      To                Building &   Total
Description                         Bldgs. brances   Land      Improvements Acquisition   Land   Improvements  (a,b)
-----------                         ------ -------  -------    ------------ ----------- -------- ------------ --------
Le Havre, France                                   $   737         $--        $ 8,428   $  9,165     $--      $  9,165
  Le Havre.........................

Madrid, Spain
  Alcala...........................                  7,772          --          1,314      9,086      --         9,086

Marseille, France
  Clesud Grans Miramas
   Distribution Center.............                  1,591          --          2,172      3,763      --         3,763

Milan, Italy
  Piacenza Distribution Center.....                    358          --          1,070      1,428      --         1,428

Tilburg, Netherlands
  Tilburg Distribution Center......                  1,483          --          7,048      8,531      --         8,531

Tokyo, Japan
  Toyko Distribution Center........                 32,863          --          7,863     40,726      --        40,726

Venlo, Netherlands
  Trade Port West..................                  3,106          --          5,713      8,819      --         8,819
                                                    -------        ---        -------   --------     ---      --------
    Total Facilities Under
     Development...................                 62,864          --         68,680    131,544      --       131,544
                                                    -------        ---        -------   --------     ---      --------
Land Held for Development

Atlanta, Georgia
  Atlanta West Distribution
   Center..........................                    561          --            193        754      --           754
  Breckenridge Distribution Center.                  2,504          --          1,961      4,465      --         4,465
  Greenwood Ind Park...............                  8,272          --          2,909     11,181      --        11,181

Austin Texas,
  Southpark Corporate Center.......                    524          --             64        588      --           588
  Walnut Creek Corporate
   Center..........................                    135          --             40        175      --           175

Baltimore, Maryland
  Meadowridge Distribution Center..                    760          --            324      1,084      --         1,084

Barcelona, Spain
  Sant Boi Park....................                  2,995          --          6,080      9,075      --         9,075

Budapest, Hungary
  Budapest Park....................                  3,558          --          1,300      4,858      --         4,858

Charlotte, North Carolina
  Charlotte Distribution Center
   South...........................                    352          --            810      1,162      --         1,162
  Interstate North Business Park...                    342          --              9        351      --           351

Chicago, Illinois
  I-55 Distribution Center.........                  8,590          --          2,757     11,347      --        11,347
  O'Hare Cargo Distribution
   Center..........................                  3,927          --          2,508      6,435      --         6,435

Cincinnati, Ohio
  Airpark West Distribution
   Center..........................                  2,212          --          1,020      3,232      --         3,232
  West Chester Com Park I..........                  4,502          --          1,037      5,539      --         5,539

Columbus, Ohio
  Capital Park South
   Distribution Center.............                  2,040          --            220      2,260      --         2,260
  International Street Commerce
   Center..........................                    101          --              8        109      --           109




                                    Accumulated        Date of
                                    Depreciation    Construction/
Description                             (c)          Acquisition
-----------                         ------------ -------------------
Le Havre, France                        $--             2001
  Le Havre.........................

Madrid, Spain
  Alcala...........................      --             2001

Marseille, France
  Clesud Grans Miramas
   Distribution Center.............      --             2001

Milan, Italy
  Piacenza Distribution Center.....      --             2001

Tilburg, Netherlands
  Tilburg Distribution Center......      --             2001

Tokyo, Japan
  Toyko Distribution Center........      --             2001

Venlo, Netherlands
  Trade Port West..................      --             2001
                                        ---
    Total Facilities Under
     Development...................      --
                                        ---
Land Held for Development

Atlanta, Georgia
  Atlanta West Distribution
   Center..........................      --             1994
  Breckenridge Distribution Center.      --           1997,1998
  Greenwood Ind Park...............      --             2000

Austin Texas,
  Southpark Corporate Center.......      --             1996
  Walnut Creek Corporate
   Center..........................      --             1994

Baltimore, Maryland
  Meadowridge Distribution Center..      --             1996

Barcelona, Spain
  Sant Boi Park....................      --             2000

Budapest, Hungary
  Budapest Park....................      --             2001

Charlotte, North Carolina
  Charlotte Distribution Center
   South...........................      --             1997
  Interstate North Business Park...      --             1997

Chicago, Illinois
  I-55 Distribution Center.........      --             2000
  O'Hare Cargo Distribution
   Center..........................      --           1996,1997

Cincinnati, Ohio
  Airpark West Distribution
   Center..........................      --             2000
  West Chester Com Park I..........      --        1997,2000,2001

Columbus, Ohio
  Capital Park South
   Distribution Center.............      --      1994,1998,1999,2000
  International Street Commerce
   Center..........................      --             1996

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                  Costs    Gross Amounts At Which Carried
                                                      Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                      ------------------------ Subsequent  ------------------------------
                                       No. of Encum-              Buildings &      To                 Building &   Total
Description                            Bldgs. brances   Land      Improvements Acquisition   Land    Improvements  (a,b)
-----------                            ------ -------  ------     ------------ -----------  ------   ------------ ------
Dallas/Fort Worth, Texas
  Freeport Corporate Center...........                $1,373          $--        $2,587    $3,960        $--      $3,960
  Lewisville Distribution Center......                 5,188           --         1,311     6,499         --       6,499
  Plano Distribution Center...........                 1,166           --            --     1,166         --       1,166

Denver, Colorado
  Upland Distribution Center I........                   519           --            31       550         --         550

Dortmund, Germany
  Krefeld Park........................                 2,584           --           101     2,685         --       2,685

Dulles, Virginia
  ProLogis Park--Dulles...............                 1,165           --         1,269     2,434         --       2,434

El Paso, Texas
  Goodyear Distribution Center........                   555           --            18       573         --         573
  Northwestern Corporate Center.......                 1,086           --         2,095     3,181         --       3,181
  Vista Del Sol Industrial Center.....                   324           --            12       336         --         336
  Vista Del Sol Industrial Center II..                 1,268           --           398     1,666         --       1,666
  Vista Del Sol Industrial Center III.                   306           --           473       779         --         779

Fort Lauderdale/Miami, Florida
  Port Lauderdale Distribution Center.                 2,522           --           311     2,833         --       2,833

Houston, Texas
  Jersey Village Corporate Center.....                 3,217           --         1,065     4,282         --       4,282
  West by Northwest Industrial Center.                   898           --           137     1,035         --       1,035

I-95 Corridor, New Jersey
  Cranbury Bus Park...................                   650           --           176       826         --         826
  Rancocas Distribution Center........                 1,270           --            --     1,270         --       1,270

Indianapolis, Indiana
  Airport Business Center.............                 2,214           --            --     2,214         --       2,214
  Lebanon Commerce Park Land..........                   827           --           945     1,772         --       1,772
  North Plainfield Park Distribution
   Center.............................                 2,928           --             5     2,933         --       2,933
  Plainfield Park Distribution Center.                 1,082           --           563     1,645         --       1,645

Juarez, Mexico
  Libramiento Aeropuerto..............                 1,403           --           502     1,905         --       1,905
  Los Aztecas Industrial Center.......                   669           --            48       717         --         717
  Ramon Rivera Industrial Center......                   445           --            25       470         --         470

Kansas City, Kansas/Missouri
  Executive Park......................                 1,267           --           259     1,526         --       1,526

Las Vegas, Nevada
  Black Mountain Distribution Center..                 1,242           --           115     1,357         --       1,357
  Hughes Airport Center...............                   262           --            11       273         --         273
  Las Vegas Corporate Center..........          (b)    3,547           --         1,174     4,721         --       4,721

Le Havre, France
  Le Havre............................                 2,171           --            --     2,171         --       2,171

Liege, Belgium
  Liege Park..........................                   651           --            --       651         --         651

Los Angeles/Orange County,
 California
  Ontario Distribution Center.........                 1,623           --            --     1,623         --       1,623




                                       Accumulated     Date of
                                       Depreciation Construction/
Description                                (c)       Acquisition
-----------                            ------------ -------------
Dallas/Fort Worth, Texas
  Freeport Corporate Center...........     $--          1999
  Lewisville Distribution Center......      --        2000,2001
  Plano Distribution Center...........      --          1999

Denver, Colorado
  Upland Distribution Center I........      --          1997

Dortmund, Germany
  Krefeld Park........................      --          2001

Dulles, Virginia
  ProLogis Park--Dulles...............      --          2000

El Paso, Texas
  Goodyear Distribution Center........      --          2001
  Northwestern Corporate Center.......      --          1991
  Vista Del Sol Industrial Center.....      --          1994
  Vista Del Sol Industrial Center II..      --        1995,1996
  Vista Del Sol Industrial Center III.      --          1999

Fort Lauderdale/Miami, Florida
  Port Lauderdale Distribution Center.      --          2001

Houston, Texas
  Jersey Village Corporate Center.....      --          1997
  West by Northwest Industrial Center.      --          1993

I-95 Corridor, New Jersey
  Cranbury Bus Park...................      --          1997
  Rancocas Distribution Center........      --          2001

Indianapolis, Indiana
  Airport Business Center.............      --          1999
  Lebanon Commerce Park Land..........      --          1998
  North Plainfield Park Distribution
   Center.............................      --          2001
  Plainfield Park Distribution Center.      --          1996

Juarez, Mexico
  Libramiento Aeropuerto..............      --          1997
  Los Aztecas Industrial Center.......      --          2000
  Ramon Rivera Industrial Center......      --          2000

Kansas City, Kansas/Missouri
  Executive Park......................      --          1998

Las Vegas, Nevada
  Black Mountain Distribution Center..      --          1995
  Hughes Airport Center...............      --          1997
  Las Vegas Corporate Center..........      --        1995,1997

Le Havre, France
  Le Havre............................      --          1998

Liege, Belgium
  Liege Park..........................      --          2001

Los Angeles/Orange County,
 California
  Ontario Distribution Center.........      --          1999

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                                   Costs    Gross Amounts At Which Carried
                                                       Initial Cost to ProLogis Capitalized    as of December 31, 2001
                                                       ------------------------ Subsequent  ------------------------------
                                        No. of Encum-              Buildings &      To                 Building &   Total
Description                             Bldgs. brances   Land      Improvements Acquisition   Land    Improvements  (a,b)
-----------                             ------ -------  ------     ------------ -----------  ------   ------------ ------
Louisville, Kentucky
  I-65 Meyer Distribution Center.......                $2,911          $--        $  513    $3,424        $--      $3,424
  Riverport Distribution Center........                   600           --            36       636         --         636

Lyon, France
  Isle d'Abeau Distribution Center.....                 5,294           --            --     5,294         --       5,294

Madrid, Spain
  Alcala...............................                 4,023           --         3,954     7,977         --       7,977

Memphis, Tennessee
  Distriplex Distribution Center.......                 1,919           --            28     1,947         --       1,947
  Memphis Industrial Park..............                   299           --           262       561         --         561
  Stateline Distribution Center........                 2,682           --         1,306     3,988         --       3,988

Milan, Italy
  Piacenza Distribution Center.........                   136           --         1,193     1,329         --       1,329

Monterrey Mexico
  Monterrey Industrial Park............                 3,798           --           131     3,929         --       3,929

Orlando, Florida
  Orlando Central Park.................                 2,152           --           690     2,842         --       2,842

Portland, Oregon
  Clackmas Distribution Center.........                 2,139           --           749     2,888         --       2,888

Reno, Nevada
  Damonte Ranch........................                 2,454           --           841     3,295         --       3,295
  Golden Valley Distribution Center....                   347           --           536       883         --         883

Reynosa, Mexico
  Del Norte Industrial Center II.......                 1,391           --           432     1,823         --       1,823
  Pharr Bridge Industrial Center.......                 3,912           --         1,906     5,818         --       5,818
  Reynosa Industrial Center III........                   149           --            33       182         --         182
  Reynosa Industrial Park..............                   362           --            28       390         --         390

Rhine/Ruhr Region, Germany
  Cologne Eifeltor Distribution Center.                   615           --         1,470     2,085         --       2,085

Rotterdam, Netherlands
  Moerdijk Distribution Center.........                 1,402           --            --     1,402         --       1,402

Salt Lake City, Utah
  Centennial Distribution Center.......                   824           --           100       924         --         924
  Clearfield Industrial Center.........                   125           --            21       146         --         146
  Salt Lake International Distribution
   Center..............................                   878           --            76       954         --         954

San Antonio, Texas
  Coliseum Distribution Center.........                   611           --           335       946         --         946
  Perrin Creek Corporate Center........                 2,637           --           196     2,833         --       2,833
  San Antonio Distribution Center III..                   458           --            72       530         --         530
  T3ri-County Distribution Center......                   773           --            26       799         --         799




                                        Accumulated     Date of
                                        Depreciation Construction/
Description                                 (c)       Acquisition
-----------                             ------------ -------------
Louisville, Kentucky
  I-65 Meyer Distribution Center.......     $--          2001
  Riverport Distribution Center........      --          1999

Lyon, France
  Isle d'Abeau Distribution Center.....      --          2001

Madrid, Spain
  Alcala...............................      --          2001

Memphis, Tennessee
  Distriplex Distribution Center.......      --          2000
  Memphis Industrial Park..............      --          1997
  Stateline Distribution Center........      --          2001

Milan, Italy
  Piacenza Distribution Center.........      --          1999

Monterrey Mexico
  Monterrey Industrial Park............      --        1998,2000

Orlando, Florida
  Orlando Central Park.................      --          1996

Portland, Oregon
  Clackmas Distribution Center.........      --          1997

Reno, Nevada
  Damonte Ranch........................      --          1998
  Golden Valley Distribution Center....      --          1995

Reynosa, Mexico
  Del Norte Industrial Center II.......      --          1998
  Pharr Bridge Industrial Center.......      --          2000
  Reynosa Industrial Center III........      --          1998
  Reynosa Industrial Park..............      --          1997

Rhine/Ruhr Region, Germany
  Cologne Eifeltor Distribution Center.      --          2000

Rotterdam, Netherlands
  Moerdijk Distribution Center.........      --          2001

Salt Lake City, Utah
  Centennial Distribution Center.......      --          1996
  Clearfield Industrial Center.........      --          1995
  Salt Lake International Distribution
   Center..............................      --        1994,1995

San Antonio, Texas
  Coliseum Distribution Center.........      --          1994
  Perrin Creek Corporate Center........      --          1996
  San Antonio Distribution Center III..      --          1996
  T3ri-County Distribution Center......      --          2000

                                PROLOGIS TRUST



      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)



                                                                          Costs     Gross Amounts At Which Carried
                                              Initial Cost to ProLogis Capitalized      as of December 31, 2001
                                              ------------------------ Subsequent  --------------------------------- Accumulated
                               No. of Encum-              Buildings &      To                Building &              Depreciation
Description                    Bldgs. brances    Land     Improvements Acquisition   Land   Improvements Total (a,b)     (c)
-----------                    ------ -------  --------   ------------ ----------- -------- ------------ ----------- ------------
San Francisco (East Bay),
 California
  Patterson Pass Business
   Center.....................                $    887     $       --  $      135  $  1,022  $       --  $    1,022   $      --
  Tracy Industrial Park.......          (b)      4,684             --         730     5,414          --       5,414          --

Seattle, Washington
  Port of Tacoma..............                   1,543             --         429     1,972          --       1,972          --

Tampa, Florida
  Sabal Park Distribution
   Center.....................                   1,178             --          44     1,222          --       1,222          --
  Tampa East Distribution
   Center.....................                     233             --          --       233          --         233          --
  Tampa East Industrial
   Center.....................                   1,783             --          39     1,822          --       1,822          --
  Tampa West Distribution
   Center.....................                     113             --         153       266          --         266          --

Tijuana, Mexico
  Tijuana Industrial Center...                   1,474             --          28     1,502          --       1,502          --

Tongeren, Belgium
  Lille Bus Park..............                     144             --          36       180          --         180          --

Warsaw, Poland
  Blonie Industrial Park......                   1,085             --         652     1,737          --       1,737          --
  Poznan Park.................                     797             --       1,035     1,832          --       1,832          --
  Teresin Distribution Center.                   1,472             --       3,570     5,042          --       5,042          --
                                 -             --------    ----------  ----------  --------  ----------  ----------   ---------
    Total Land Held for
     Development..............                 144,081             --      56,656   200,737          --     200,737          --
                                 -             --------    ----------  ----------  --------  ----------  ----------   ---------
    GRAND TOTAL...............                $807,635     $2,184,741  $1,513,455  $977,625  $3,528,206  $4,505,831   $(574,871)
                                 =             ========    ==========  ==========  ========  ==========  ==========   =========




                                  Date of
                               Construction/
Description                     Acquisition
-----------                    -------------
San Francisco (East Bay),
 California
  Patterson Pass Business
   Center.....................     1999
  Tracy Industrial Park.......     2000

Seattle, Washington
  Port of Tacoma..............     1998

Tampa, Florida
  Sabal Park Distribution
   Center.....................     1995
  Tampa East Distribution
   Center.....................     1994
  Tampa East Industrial
   Center.....................     1994
  Tampa West Distribution
   Center.....................     1994

Tijuana, Mexico
  Tijuana Industrial Center...     1998

Tongeren, Belgium
  Lille Bus Park..............     2000

Warsaw, Poland
  Blonie Industrial Park......     1998
  Poznan Park.................     2001
  Teresin Distribution Center.     2000

    Total Land Held for
     Development..............

    GRAND TOTAL...............


                                PROLOGIS TRUST

--------

(a) Reconciliation of real estate investments per Schedule III to the Consolidated Balance Sheet as of


December 31, 2001 (in thousands):


         Total per Schedule III.......................... $4,505,831
         Minority interest in real estate company........      8,432
         Capitalized preacquisition costs................     73,930
                                                          ----------
                Total per Consolidated Balance Sheet..... $4,588,193(i)
                                                          ==========


(b) The aggregate cost for federal income tax purposes was approximately $4,337,555,635.


(c) Buildings are depreciated over their estimated useful lives (7 years for capital improvements, 10 years for tenant improvements, 30 years for facilities acquired and 40 years for facilities developed).


(d) $344,344,000 of these facilities will secure $200,000,000 of mortgage notes.


(e) $216,305,000 of these facilities secure $145,459,000 of mortgage notes.


(f) $373,655,000 of these facilities secure $152,184,000 of mortgage notes.


(g) $61,405,000 of these facilities secure $22,556,000 of securitized debt.


(h) $234,110,000 of these facilities secure $11,907,000 of assessment bonds.


(i) A summary of activity for real estate and accumulated depreciation as follows (in thousands):

Real estate investments:
   Balance at December 31, 2000....................................... $4,689,492
   Acquisitions, completions and improvements to operating facilities.    658,879
   Dispositions.......................................................   (832,732)
   Change in facilities under development balance.....................     46,198
   Change in capitalized preacquisition costs balance.................     26,356
                                                                       ----------
   Balance at December 31, 2001....................................... $4,588,193
                                                                       ----------
Accumulated depreciation:
   Balance at December 31, 2000....................................... $  476,982
   Depreciation expense...............................................    120,899
   Accumulated depreciation associated with dispositions..............    (23,010)
                                                                       ----------
   Balance at December 31, 2001....................................... $  574,871
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

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SECURITY CAPITAL GROUP INCORPORATED


                                          By:       /s/    WILLIAM D. SANDERS*

                                            -----------------------------------
                                                     William D. Sanders
                                                Chairman, Director and Chief
                                                Executive Officer (Principal
                                                     Executive Officer)


Date: April 15, 2002


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                         Title                     Date
          ---------                         -----                     ----
   /s/ WILLIAM D. SANDERS*    Chairman, Director and             April 15, 2002
-----------------------------   Chief Executive Officer
     William D. Sanders         (Principal Executive Officer)
     /s/ PAUL E. SZUREK*                                         April 15, 2002
----------------------------- Chief Financial Officer (Principal
       Paul E. Szurek           Financial Officer)
     /s/ JAMES C. SWAIM*                                         April 15, 2002
----------------------------- Principal Accounting Officer
       James C. Swaim
 /s/ C. RONALD BLANKENSHIP*                                      April 15, 2002
----------------------------- Director, Vice Chairman
    C. Ronald Blankenship
    /s/ HERMANN BUERGER*                                         April 15, 2002
----------------------------- Director
       Hermann Buerger
  /s/ JOHN P. FRAZEE, JR.*                                       April 15, 2002
----------------------------- Director
     John P. Frazee, Jr.
/s/ CYRUS F. FREIDHEIM, JR.*                                     April 15, 2002
----------------------------- Director
   Cyrus F. Freidheim, Jr.
   /s/ H. LAURANCE FULLER*                                       April 15, 2002
----------------------------- Director
     H. Laurance Fuller
     /s/ JANET M. HILL*                                          April 15, 2002
----------------------------- Director
        Janet M. Hill
      /s/ RAY L. HUNT*                                           April 15, 2002
----------------------------- Director
         Ray L. Hunt
   /s/ JOHN T. KELLEY III*
----------------------------- Director                           April 15, 2002
     John T. Kelley III
      /s/ JAY O. LIGHT*
----------------------------- Director                           April 15, 2002
        Jay O. Light
   /s/ PETER S. WILLMOTT*
----------------------------- Director                           April 15, 2002
      Peter S. Willmott



                             /S/ JEFFREY A. KLOPF


 *By: ________________________________________________________________________


                                Jeffrey A. Klopf,


                                 Attorney-in-fact

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
 2.13   Underwriting Agreement, dated as of November 16, 2001, by and among CarrAmerica, Security
        Capital and underwriters name therein. (Incorporated by reference to the Current Report on Form 8-K, filed December 17, 2001 by CarrAmerica).
 2.14   Termination Agreement dated as of December 13, 2001, by and among Security Capital and
        CarrAmerica Realty Corporation (incorporated by reference to Exhibit 2.3 to Security Capital's
        Current Report on Form 8-K filed on December 26, 2001).
 2.15   Letter Agreement, dated September 7, 2001, between Security Capital and Storage USA, Inc.
        (incorporated by reference to Exhibit 14 to Schedule 13D, Amendment No. 16, filed by Security
        Capital for Storage USA, Inc. on October 9, 2001).
 2.16   Letter Agreement, dated October 31, 2001, among Storage USA, Inc., SUSA Partnership, L.P.,
        Storage USA Trust and Security Capital (incorporated by reference to Exhibit 16 to Schedule 13D,
        Amendment No. 17, filed by Security Capital for Storage USA, Inc. on October 31, 2001).
 2.17   Purchase and Sale Agreement, dated as of December 5, 2001, by and among Storage USA, Inc.,
        Storage USA Trust, SUSA Partnership, L.P. and Security Capital (incorporated by reference to
        Exhibit 22 to Schedule 13D, Amendment No. 21, filed by Security Capital for Storage USA, Inc. on
        December 6, 2001).
 2.18   Letter Agreement, dated January 17, 2002, among Storage USA, Inc., Storage USA Trust, SUSA
        Partnership, L.P. and Security Capital (incorporated by reference to Exhibit 27 to Schedule 13D,
        Amendment No. 23, filed by Security Capital for Storage USA, Inc. on January 17, 2002).
 3.1    Security Capital Articles of Amendment and Restatement (incorporated by reference to Exhibit to
        Security Capital's Registration Statement on Form S-11 (File No.333-26037))
 3.2    Security Capital Articles Supplementary - Series B Cumulative Convertible Redeemable Voting
        Preferred Stock (incorporated by reference to Exhibit 3 to Security Capital's Quarterly Report on
        Form 10-Q for the quarterly period ended March 31, 1998)
 3.3*   Security Capital Articles Supplementary - 4,595,988 Shares of Class B Common Stock, filed with the
        Maryland State Department of Assessments and Taxation on October 3, 2000.
 3.4    Security Capital Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to Security
        Capital's Registration Statement on Form S-11 (File No.333-26037))
 3.5    Bylaw Amendments (incorporated by reference to Exhibit 3.1 to Security Capital's Current Report on
        Form 8-K, dated December 10, 1998)
 3.6    Bylaw Amendments (incorporated by reference to Exhibit 3.1 to Security Capital's Current Report on
        Form 8-K, dated December 9, 1999)
 4.1    Rights Agreement, dated as of April 21, 1997, between Security Capital and The First National Bank of Boston, as rights Agent, including form of Rights Certificate (incorporated by reference to Exhibit
        4.1 to Security Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
        1997)
 4.2*   First Amendment to Rights Agreement, dated as of October 31, 2001, by and among Security Capital and The First National Bank of Boston and EquiServe Trust Company, N.A.
 4.3*   Amendment No. 2 to Rights Agreement, dated as of December 14, 2001, between Security Capital and EquiServe Trust Company, N.A.
 4.4    Form of stock certificate for shares of Class A common stock of Security Capital (incorporated by reference to Exhibit 4.4 to Security Capital's Registration Statement on Form S-11 (File No.333-
        26037))

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
10.23   Form of Secured Promissory Note from certain executive officers to Security Capital (incorporated by reference to Exhibit 10.36 to Security Capital's Registration Statement on Form S-11 (File
        No.333-26037))

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

10.26*  Change in Control Agreement, dated as of November 29, 2001, between Security Capital Group
        Incorporated and Anthony R. Manno, Jr.

10.27*  Employment Arrangement dated as of December 14, 2001, between Anthony R. Manno, Jr. and
        General Electric Capital Corporation

10.28*  Letter Agreement dated as of March 22, 2002, between William D. Sanders, Security Capital Group
        Incorporated and General Electric Capital Corporation.

10.29*  Restrictive Covenants Agreement dated as of March 22, 2002, between William D. Sanders, Security
        Capital Group Incorporated and General Electric Capital Corporation.

10.30*  Letter Agreement dated as of March 22, 2002, between C. Ronald Blankenship, Security Capital
        Group Incorporated and General Electric Capital Corporation.

10.31*  Restrictive Covenants Agreement dated as of March 22, 2002, between C. Ronald Blankenship,
        Security Capital Group Incorporated and General Electric Capital Corporation.

10.32*  Letter Agreement dated as of March 22, 2002, between Thomas G. Wattles, Security Capital Group
        Incorporated and General Electric Capital Corporation.

10.33*  Restrictive Covenants Agreement dated as of March 22, 2002, between Thomas G. Wattles, Security
        Capital Group Incorporated and General Electric Capital Corporation.

10.34*  Letter Agreement dated as of March 22, 2002, between Constance B. Moore, Security Capital Group
        Incorporated and General Electric Capital Corporation.

10.35*  Restrictive Covenants Agreement dated as of March 22, 2002, between Constance B. Moore,
        Security Capital Group Incorporated and General Electric Capital Corporation.

10.36   Form of Support Agreement, dated as of December 14, 2001, by and among General Electric Capital
        Corporation, EB Acquisition Corp and William D. Sanders and Ray L. Hunt (incorporated by reference to Exhibit 2 to Schedule 13D filed by General Electric Capital Corporation for Security
        Capital on December 26, 2001).

10.37*  Form of Share Purchase Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 8, 2001, by and between Participant and Security Capital.

10.38*  Form of Matching RSU Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 8, 2001, by and between Participant and Security Capital.

10.39*  Form of Share Purchase Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 14, 2002, by and between Participant and Security Capital.

Exhibit
  No.                                       Document Description
-------                                     --------------------
10.40*  Form of Matching RSU Agreement under Security Capital 1998 Long-Term Incentive Plan, dated as of January 14, 2002, by and between Participant and Security Capital.

12.1*   Computation of Ratio of Earnings to Fixed Charges

12.2*   Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

*21     Subsidiaries of Security Capital

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

23.11   Consent of PricewaterhouseCoopers

23.12   Opinion of PricewaterhouseCoopers

23.13   Consent of PricewaterhouseCoopers S.a.r.l.

23.14   Opinion of PricewaterhouseCoopers S.a.r.l.

24      Power of Attorney (included at page 222)

99.1    Letter to Securities and Exchange Commission re: Arthur Andersen audit assurances

--------

 * Previously filed in Security Capital's 2001 Form 10-K, filed April 1, 2002.