Form 10-Q
period 2002-03-31
SECURITY CAPITAL GROUP INC/
filed 2002-05-15
CIK 923687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002

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


                                       N/A
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes   X       No
    --------    --------

              The number of shares outstanding of the Registrant's
                      common stock as of May 8, 2002 was:

             Class A Common Shares, $.01 par value - 599,042 shares Class B Common Shares, $.01 par value - 111,299,030 shares

                                TABLE OF CONTENTS



Item   Description                                                         Page
----   -----------                                                         ----
                                     PART I

1.     Financial Statements..............................................      1

2.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations.........................................     14

3.     Quantitative and Qualitative Disclosure About Market Risk.........     20


                                     PART II

1.     Legal Proceedings.................................................     20

4.     Submission of Matters to a Vote of Security Holders...............     20

6.     Exhibits and Reports on Form 8-K..................................     21

                        SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     March 31,         December 31,
                                                                                       2002               2001
                                                                                  --------------     ---------------
                                         ASSETS                                     (unaudited)
                                         ------
Investments, at equity:
       ProLogis Trust                                                             $     506,194      $      513,508
       Regency Centers Corporation                                                      465,575             466,871
       Security Capital European Realty                                                 376,177             381,856
       Security Capital Research & Management:
           Security Capital Preferred Growth Incorporated                                97,514              91,079
           SC-US Real Estate Shares                                                      15,977              14,967
       Storage USA, Incorporated                                                        205,081             208,036
                                                                                  -------------      --------------
                                                                                      1,666,518           1,676,317
Real estate, less accumulated depreciation                                            1,189,648           1,081,643
Investments in publicly traded real estate securities, at market value                   11,490              10,245
                                                                                  -------------      --------------
                Total real estate investments                                         2,867,656           2,768,205
Cash and cash equivalents                                                             1,480,900           1,468,020
Note receivable                                                                         115,000             115,000
Deferred income tax asset                                                               277,543             281,845
Other assets                                                                            110,231             125,452
                                                                                  -------------      --------------
                Total assets                                                      $   4,851,330      $    4,758,522
                                                                                  =============      ==============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Liabilities:
       Mortgage and construction notes payable                                    $     530,254      $      458,218
       Long-term debt                                                                   799,763             799,745
       Convertible debentures                                                           161,418             196,329
       Accounts payable and accrued expenses                                            139,311             132,394
                                                                                  -------------      --------------
                Total liabilities                                                     1,630,746           1,586,686

Minority interests                                                                        6,242              10,895
Shareholders' Equity:
       Class A Common Shares, $.01 par value; 15,543,012 shares authorized;
           640,186 and 826,031 shares issued and outstanding in
           2002 and 2001, respectively                                                        6                   8
       Class B Common Shares, $.01 par value; 234,133,373 shares authorized;
           109,174,483 and 98,117,903 shares issued and outstanding in
           2002 and 2001, respectively                                                    1,092                 981
       Series B Preferred Shares, $.01 par value; 257,642 shares issued and outstanding in 2002 and 2001; stated liquidation preference of
           $1,000 per share                                                             257,642             257,642
       Additional paid-in capital                                                     2,864,610           2,824,338
       Accumulated other comprehensive income (loss)                                    (54,423)            (49,179)
       Retained earnings                                                                145,415             127,151
                                                                                  -------------      --------------
                Total shareholders' equity                                            3,214,342           3,160,941
                                                                                  -------------      --------------
                Total liabilities and shareholders' equity                        $   4,851,330      $    4,758,522
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                          2002               2001
                                                                                       ----------         ---------
INCOME:
Property revenues:
       BelmontCorp                                                                     $    6,308         $   4,164
       City Center Retail Trust                                                             5,003             5,283
       CWS Communities Trust                                                                   --            11,900
       Homestead Village Incorporated                                                          --            62,521
       InterPark                                                                           39,128            26,768
Equity in earnings (loss) of:
       Archstone Communities Trust                                                             --             7,308
       CarrAmerica Realty Corporation                                                          --             8,149
       ProLogis Trust                                                                      15,525            12,815
       Regency Centers Corporation                                                         16,183            12,292
       Security Capital European Realty                                                    (1,973)              523
       Security Capital U.S. Realty                                                            --           (16,634)
       SC-Research & Management:
           Security Capital Preferred Growth Incorporated                                   7,758            (2,096)
           SC-US Real Estate Shares                                                         1,211              (675)
       Storage USA, Incorporated                                                            5,401             5,159
Realized capital gains                                                                         28           225,301
Interest income                                                                            10,535             2,760
Other                                                                                       1,667             3,405
                                                                                       ----------         ---------
                                                                                          106,774           368,943
                                                                                       ----------         ---------
EXPENSES:
Property expenses:
       BelmontCorp                                                                          5,160             3,273
       City Center Retail Trust                                                             2,791             2,591
       CWS Communities Trust                                                                   --             3,972
       Homestead Village Incorporated                                                          --            25,071
       InterPark                                                                           22,197            16,676
General, administrative and other expenses,
       net of reimbursements from related parties                                          10,047            13,651
Depreciation and amortization                                                               5,006            12,055
Interest expense                                                                           26,082            40,098
                                                                                       ----------         ---------
                                                                                           71,283           117,387

Earnings from operations                                                                   35,491           251,556
Provision for income taxes                                                                (12,398)          (85,863)
Minority interests in net earnings of subsidiaries                                           (320)             (728)
                                                                                       ----------         ---------
Earnings before extraordinary item                                                         22,773           164,965
       Extraordinary item-loss on early
          extinguishment of debt, net of tax                                                   --            (1,945)
                                                                                       ----------         ---------
Net earnings                                                                               22,773           163,020
   Less Preferred Share dividends                                                          (4,509)           (4,509)
                                                                                       ----------         ---------
Net earnings attributable to common shares                                             $   18,264         $ 158,511
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

                      SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                            2002            2001
                                                                                        -----------      ----------
Net earnings attributable to common shares                                              $    18,264      $  158,511
Other comprehensive income (loss):
   Foreign currency translation adjustments                                                  (5,244)        (19,415)
                                                                                        -----------      ----------
Comprehensive income                                                                    $    13,020      $  139,096
                                                                                        ===========      ==========


Weighted-average Class B common share equivalents outstanding:
       Basic                                                                                140,982         141,226
                                                                                        ===========       =========
       Diluted                                                                              144,050         160,175
                                                                                        ===========       =========

Earnings per share:
       Basic earnings before extraordinary item                                         $      0.13       $    1.13
       Extraordinary item-loss on early extinguishment of debt, net                              --           (0.01)
                                                                                        -----------       ---------
       Basic net earnings attributable to common shares                                 $      0.13       $    1.12
                                                                                        ===========       =========

       Diluted earnings before extraordinary item                                       $      0.13       $    1.04
       Extraordinary item-loss on early extinguishment of debt, net                              --           (0.01)
                                                                                        -----------       ---------
       Diluted net earnings attributable to common shares                               $      0.13       $    1.03
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                    2002            2001
                                                                                -----------      ----------
Operating Activities:
       Net earnings                                                             $    22,773      $  163,020
       Adjustments to reconcile net earnings to cash flows
         provided by operating activities:
           Equity in earnings of unconsolidated investees
              less than dividends                                                       966          35,221
           Realized (gains)                                                             (28)       (225,301)
           Depreciation and amortization                                              5,006          12,055
           Deferred income tax expense                                                6,650          15,529
           Other                                                                         19           9,770
         (Increase) decrease in other assets                                          2,470         (11,008)
         Increase in accounts payable and accrued expenses                            7,117          55,376
                                                                                -----------      ----------
              Net cash flows provided by operating activities                        44,973          54,662
                                                                                -----------      ----------
Investing Activities:
       Real estate investments:
           BelmontCorp                                                              (14,205)        (15,311)
           InterPark                                                                (43,738)        (68,224)
           Other                                                                       (518)         (5,297)
       Proceeds from sale of properties and land                                     15,400          80,314
       Proceeds from sales of Archstone Communities Trust                                --         700,285
       Cash paid to dissenting shareholders of SC-U.S. Realty
           and transaction costs                                                         --        (142,025)
       Cash acquired from SC-U.S. Realty, City Center Retail,
           CWS Communities and InterPark                                                 --          35,691
       Other                                                                         (5,540)            (81)
                                                                                -----------      ----------
              Net cash flows (used in) provided by investing activities             (48,601)        585,352
                                                                                -----------      ----------
Financing Activities:
       Proceeds from lines of credit                                                     --         276,000
       Payments on lines of credit                                                       --        (317,500)
       Proceeds from transaction loan                                                    --         530,000
       Payments on transaction loan                                                      --        (530,000)
       Proceeds from issuances of long-term debt and notes                           16,777          61,227
       Payments on mortgage notes and capital leases                                   (848)         (5,654)
       Payment to redeem SC-U.S. Realty convertible debentures                           --        (407,023)
       Net issuance (repurchase) of common shares                                     5,320         (12,119)
       Preferred dividends paid                                                      (4,509)         (4,509)
       Other                                                                           (232)         (5,808)
                                                                                -----------      ----------
              Net cash flows provided by (used in) financing activities              16,508        (415,386)
                                                                                -----------      ----------

Net increase in cash and cash equivalents                                            12,880         224,628
Cash and cash equivalents, beginning of period                                    1,468,020          28,917
                                                                                -----------      ----------
Cash and cash equivalents, end of period                                        $ 1,480,900      $  253,545
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   2002              2001
                                                                                ----------         ---------
Non-Cash Investing and Financing Activities:

   Acquisition of SC-U.S. Realty's assets:
           Assumption of SC-U.S. Realty convertible
                notes (subsequently redeemed)                                   $       --         $ (406,601)
           Other liabilities assumed, net of other assets acquired                      --            (12,710)
           Net deferred tax assets acquired                                             --            227,011
           Value of Security Capital common stock issued                                --           (894,670)
                                                                                ==========         ==========


   Debentures converted to common shares                                        $   35,137         $       --
                                                                                ==========         ==========

   Mortgage assumed in acquisition of real estate                               $   57,300         $       --
                                                                                ==========         ==========

   Supplemental Cash Flow Information:

   Total interest incurred                                                      $   27,172         $   40,459
                                                                                ==========         ==========

   Capitalized interest included in total interest incurred                     $    1,090         $      361
                                                                                ==========         ==========

   Interest paid in cash                                                        $    6,145         $   24,339
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

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(1)  General

     On May 14, 2002, a subsidiary of General Electric Capital Corporaiton (GE Capital) was merged into Security Capital Group Incorporated (Security Capital). Security Capital is now a wholly-owned subsidiary of GE Capital. In the merger, each share of Security Capital Class B stock was converted into the right to receive .23 common shares of ProLogis Trust common stock and $20.8029 in cash for an agreed aggregate value of $26.00. All Security Capital Class A shares were converted into 50 times the consideration of Class B common stock. Series B Preferred shares were also purchased by GE Capital. For further information regarding this transaction, please refer to the Proxy Statement filed by Security Capital with the Securities and Exchange Commission on April 16,2002.

     The accompanying consolidated financial statements include the results of Security Capital, its wholly-owned subsidiaries and its majority-owned investees, which include BelmontCorp (Belmont), City Center Retail Trust (City Center Retail), InterPark, and Security Capital European Real Estate Shares (SC-European Real Estate Shares) in 2002. In 2001, Security Capital consolidated its investments in CWS Communities Trust and Homestead Village Incorporated until they were sold. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Security Capital's consolidated financial statements for the interim periods presented. Certain reclassifications have been made in the 2001 consolidated financial statements and notes to consolidated financial statements in order to conform to the 2002 presentation. The results of operations for the three-month period ended March 31 are not necessarily indicative of the results to be expected for the entire year.

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

     The consolidated financial statements of Security Capital as of March 31, 2002, are unaudited and, pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Security Capital believes that the disclosures presented are adequate, these interim consolidated financial statements should be read in conjunction with Security Capital's 2001 audited consolidated financial statements contained in Security Capital's 2001 Annual Report on Form 10-K, as amended.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Revenue Recognition
-------------------

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


Recent Accounting Pronouncements
--------------------------------

     In June 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", was issued which established standards for the accounting and reporting of goodwill and other intangible assets. Under this statement, goodwill is not amortized but instead is tested on an annual basis for impairment. The adoption of the new rules on January 1, 2002 did not have a material impact on Security Capital's financial position or results of operations.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", was issued which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. While this rule will not be effective until fiscal year 2003, the initial adoption of this rule is not expected to have an impact on Security Capital's financial position or results of operations.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121. The adoption of the new rules on January 1, 2002, did not have a material impact on Security Capital's financial position or results of operations.


(2)      Investments in Real Estate Related Entities and Real Estate

         Security Capital holds the following investments at March 31, 2002:

Investment                                            Type of Entity                             Ownership
--------------------------                       -------------------------              --------------------------
EQUITY-METHOD INVESTEES:
ProLogis Trust                                   Industrial REIT                                   28.1%
                                                 (publicly traded)

Regency                                          Grocery-anchored Retail REIT                      59.0%(1)
                                                 (publicly traded)

SC-European Realty                               Global real estate                                34.6%
                                                 investments
                                                 (private entity)

SC-Preferred Growth                              Convertible security                               9.7%
                                                 investments in real
                                                 estate companies

SC-US Real Estate Shares                         U.S. real estate                                   8.6%
                                                 securities fund
                                                 (mutual fund)

Storage USA (2)                                  Self-storage REIT                                 41.1%
                                                 (publicly traded)

CONSOLIDATED INVESTEES:

Belmont                                          Senior assisted living                            99.8%
                                                 (private entity)

City Center Retail                               Retail                                            99.9%
                                                 (private entity)

InterPark                                        Parking facility ownership and                    96.9%
                                                 management
                                                 (private entity)

SC-European Real Estate Shares                   European real                                     99.5%
                                                 estate securities fund
                                                 (mutual fund)

(1)Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights do not exceed 49% per agreement with the investee.
(2)On April 26, 2002, shareholders of Storage USA approved the acquisition of its assets by Security Capital Group. As a result, Security Capital completed the acquisition (using $ 1.05 billion of its cash on hand) and owns 100% of Storage USA subsequent to March 31, 2002 (see note 7 for further discussion).

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


     Security Capital received dividends from its investees for the three months ended March 31, 2002 and 2001 as follows (in thousands, except per share amounts):

                                                                                              Dividend Amount
                                                      Dividends Received                    Per Investee Share
                                                   ---------------------------           ----------------------------
                                                       2002           2001                  2002             2001
                                                   -----------    ------------           ----------      ------------
Dividends:
         Archstone                                 $        --     $    13,006           $       --      $     0.4100
         CarrAmerica                                        --          13,229                   --            0.4625
         ProLogis                                       17,714          17,217               0.3550            0.3450
         Regency                                        17,477          17,136               0.5100            0.5000
         SC-Preferred Growth                             1,323           1,323               0.3350            0.3350
         SC-US Real Estate Shares                          201             151               0.1496            0.1114
         Storage USA                                     8,356              --               0.7100                --
                                                   -----------      ----------
                                                   $    45,071      $   62,062
                                                   -----------      ----------


     The following summarizes real estate investments of Security Capital's consolidated investees as of March 31, 2002 and December 31, 2001 (in thousands):

                                                Estimated
                                               Useful Lives                  March 31,              December 31,
                                                (in years)                    2002                     2001
                                            ------------------         -----------------         ------------------
Belmont:
-------

Senior assisted living properties:                20 - 40
     Operating communities                                             $         144,379         $          100,165
     Communities under construction                                               74,734                     89,965
     Communities in planning                                                          --                     14,484
     Land held for future development                                                777                        777
                                                                       -----------------         ------------------
         Total real estate, at cost                                              219,890                    205,391
         Less accumulated depreciation                                            (6,872)                    (5,365)
                                                                       -----------------         ------------------
              Subtotal                                                           213,018                    200,026
                                                                       -----------------         ------------------

City Center Retail :
------------------

Retail facilities:                                20 - 40
     Operating properties                                                         80,069                     68,966
     Re-developments under construction                                           11,052                     21,251
                                                                       -----------------         ------------------
         Total real estate, at cost                                               91,121                     90,217
         Less accumulated depreciation                                           (11,728)                   (12,900)
                                                                       -----------------         ------------------
              Subtotal                                                            79,393                     77,317
                                                                       -----------------         ------------------

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



                                               Estimated
                                              Useful Lives                  March 31,                December 31,
                                               (in years)                     2002                       2001
                                            ------------------         -----------------         ------------------
InterPark:
---------

Parking facilities:                                20-40
     Operating properties                                                        934,007                    842,281
     Developments under construction                                               1,019                        868
                                                                       -----------------         ------------------
         Total real estate, at cost                                              935,026                    843,149
         Less accumulated depreciation                                           (37,789)                   (38,849)
                                                                       -----------------         ------------------
              Subtotal                                                           897,237                    804,300
                                                                       -----------------         ------------------

Real estate, less accumulated depreciation                             $       1,189,648         $        1,081,643
                                                                       =================         ==================


     ProLogis, Regency, SC-European Realty and Storage USA are significant subsidiaries. Summarized income statements of these investees for the three months ended March 31, 2002 and 2001 follow below (in thousands):

                                                                ProLogis                         Regency
                                                      ----------------------------        --------------------------
                                                        2002               2001              2002           2001
                                                      ---------         ----------        ----------     -----------
Revenues                                              $ 171,921         $  159,039        $   96,937     $    90,447
Operating expenses                                      (66,635)           (62,842)          (44,674)        (40,110)
Net interest expense                                    (40,830)           (39,382)          (21,016)        (19,337)
Minority interest and other                              (1,282)            (1,375)            2,398             515
                                                      ---------         ----------        ----------     -----------
Net income                                               63,174             55,440            33,645          31,515
Preferred stock dividends                                (8,179)           (11,433)           (9,127)         (9,103)
                                                      ---------         ----------        ----------     -----------
Net income for common stockholders                    $  54,995         $   44,007        $   24,518     $    22,412
                                                      =========         ==========        ==========     ===========
         Net income per share:
                  Basic                               $    0.31         $     0.26        $     0.42     $      0.39
                  Diluted                             $    0.31         $     0.25        $     0.42     $      0.39


                                                          SC-European Realty                     Storage USA
                                                      ----------------------------       ---------------------------
                                                         2002             2001               2002           2001
                                                      ---------        -----------       -----------      ----------

Revenues                                              $  75,137        $    80,769       $    70,636     $    68,507
Operating expenses                                      (67,547)           (69,044)          (41,946)        (38,988)
Net interest expense                                    (12,674)            (8,952)          (13,991)        (12,332)
Minority interest and other                                (626)            (1,259)           (1,335)         (3,201)
                                                      ---------       ------------       -----------     -----------
Net income (loss)                                        (5,710)             1,514            13,364          13,986
Preferred stock dividends                                    --                 --            (1,442)             --
                                                      ---------       ------------       -----------     -----------
Net income (loss) for common stockholders             $  (5,710)      $      1,514       $    11,922     $    13,986
                                                      =========       ============       ===========     ===========
         Net income (loss) per share:
                  Basic                                  N/A              N/A             $     0.42   $        0.52
                  Diluted                                N/A              N/A             $     0.41   $        0.51

(3)  Segment Reporting

     Security Capital operates its business in one reportable segment-ownership of real estate operating and capital management companies. This segment records revenues by reporting its pro-rata share of its investees' earnings before.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


depreciation, amortization and deferred taxes (EBDADT). EBDADT is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by generally accepted accounting principles (GAAP). Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT of real estate investees which are not REITs or which conduct development-for-sale activities includes gains and losses on sales of operating properties. In evaluating performance internally, Security Capital distinguishes between normal operating activities (including recurring gains and losses therein) and strategic charges (primarily gains or losses resulting from decisions to sell investments in, or exit from, an entire real estate sector). Security Capital characterizes these gains or losses from strategic charges as "special items". Consistent with the equity method of accounting, Security Capital reflects in its EBDADT its share of basic EBDADT of each investee plus interest income and realized gains from each investee. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

         Presented below are statements of EBDADT reconciled to net earnings (in thousands).

                                                                                Three Months Ended March 31,
                                                                                    2002            2001
                                                                                ------------     ----------
         Equity in EBDADT of investees/divisions                                $     73,706     $  137,348
         Interest and other income                                                    10,062          4,432
                                                                                ------------     ----------
              Total income                                                            83,768        141,780
                                                                                ------------     ----------
         Operating expenses                                                            9,212          7,870
         Interest expense                                                             17,151         22,667
                                                                                ------------     ----------
              Total expense                                                           26,363         30,537
                                                                                ------------     ----------
         Convertible preferred share dividends                                         4,509          4,509
                                                                                ------------     ----------
         Basic EBDADT before current income taxes and special items                   52,896        106,734
              Current income tax expense                                               5,576         12,638
                                                                                ------------     ----------
         Basic EBDADT before special items                                            47,320         94,096
              Gain on sale of Archstone stock, net of tax                                 --        160,265
              Loss on early extinguishment of debt, net of tax                            --         (1,945)
              GE Capital merger expenses                                                (982)            --
                                                                                ------------     ----------
         Basic EBDADT after special items                                             46,338        252,416
         Investee reconciling items:
              Real estate depreciation                                               (30,779)       (58,165)
              Gains on sale of depreciated properties                                  1,736          9,354
              Foreign currency gains (losses)                                          9,605         (6,584)
              Other                                                                   (2,988)       (20,629)
                                                                                ------------     ----------
                                                                                     (22,426)       (76,024)
                                                                                ------------     ----------
         Security Capital reconciling items:
              Deferred tax benefit                                                    (6,165)       (15,529)
              Other                                                                      517         (2,352)
                                                                                ------------     ----------
                                                                                      (5,648)       (17,881)
                                                                                ------------     ----------
         Net earnings attributable to common shares                             $     18,264     $  158,511
                                                                                ============     ==========

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(4)  Indebtedness

     A summary of indebtedness as of March 31, 2002, is as follows (in thousands):

                                            Security
                                            Capital          Belmont        InterPark        Total
                                          -----------     ------------     -----------   -----------
          Mortgage and construction
               notes payable              $        --     $     98,441     $   431,813   $   530,254
          Long-term debt                      699,763               --         100,000       799,763
          Convertible Debentures              161,418               --              --       161,418

     Security Capital does not guarantee, and is not liable for, the debt incurred by its subsidiaries.


(5)  Shareholders' Equity

   Per Share Data:

     The following is a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per Class B Common Share equivalent (in thousands):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                          2002              2001
                                                                       -----------      -----------
Earnings attributable to Common Shares-Basic                           $    18,264      $   158,511
Convertible Debenture interest expense, net of tax                              --            2,522
Preferred Share dividends                                                       --            4,509
                                                                       -----------      -----------
Earnings attributable to Common Shares-Diluted                         $    18,264      $   165,542
                                                                       ===========      ===========

Weighted-average Class B Common Share
   Equivalents Outstanding-Basic                                           140,982          141,226
Increase in shares which would result from:
   Exercise of options                                                       3,068            2,295
   Conversion of subordinated  debentures                                       --           10,048
   Conversion of Series B Preferred Shares                                      --            6,606
                                                                       -----------      -----------
Weighted-average Class B Common
   Share Equivalents Outstanding-Diluted                                   144,050          160,175
                                                                       ===========      ===========

     For the three months ended March 31, 2002 and 2001, convertible securities issued by InterPark are not assumed converted as the effect is anti-dilutive.

     For the three months ended March 31, 2002, the convertible subordinated debentures and convertible Series B Preferred Shares are not assumed converted as the effect is anti-dilutive. For the three months ended March 31, 2001, the convertible subordinated Debentures and convertible Series B Preferred Shares are assumed converted as the effect is dilutive.

                       SECURITY CAPITAL GROUP INCORPORATED
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


(6)  Commitments and Contingencies

     As of May 8, 2002, Security Capital and its subsidiaries have a remaining funding commitment of $33.6 million to SC-European Realty, $70.5 million to Belmont and $16.6 million to InterPark. At March 31, 2002, Belmont had approximately $16.0 million of unfunded commitments for developments under construction.


(7)  Purchase of Storage USA

     On April 26, 2002, Security Capital completed its acquisition of the entire public interest in Storage USA, Inc. Completion of the transaction followed the approval of a majority of outstanding shares of Storage USA common stock at a special meeting of shareholders. In the merger, each share of Storage USA common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive $42.70 in cash, which included the consideration of $42.50 per share plus $0.20 per share in lieu of a dividend for the portion of the current quarter through April 26, 2002. As part of the transactions, holders of limited partnership units in SUSA Partnership L.P., other than the general partner, also became entitled to receive the same consideration payable to Storage USA shareholders, or $42.70 cash per unit, unless they are eligible and elect to remain as limited partners in SUSA. Limited partners had until May 2, 2002, to make their elections. The aggregate transaction value of the transaction was approximately $1.85 billion, including the retention or repayment of approximately $945 million of liabilities at the Storage USA level.

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

     See Security Capital's 2001 Annual Report on Form 10-K, as amended, for a discussion of various risk factors associated with forward-looking statements made in this document.

Overview

     The results of operations are discussed below, followed by a discussion of Security Capital's Liquidity and Capital Resources. These sections should be read in conjunction with the consolidated financial statements and accompanying notes thereto and Security Capital's 2001 Annual Report on Form 10-K, as amended.

     Furthermore, because of the 2001 sales of Security Capital's investment in Archstone, CWS Communities, CarrAmerica and Homestead Village and the temporary deployment of the proceeds into debt reduction and cash equivalents, 2002 earnings and cash flow will not include any income or dividends from these entities. Only interest income on the proceeds will be reflected in the 2002 results until the cash equivalents are invested in the purchase of Storage USA (see note 7 to the consolidated financial statements for further discussion) or other investments. Therefore, earnings and cash flow are expected to be lower than 2001 levels until the proceeds are fully deployed.

     A substantial portion of Security Capital's earnings are generated by transactional activities in several of its investees. The timing and frequency of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.


Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Results for 2002 were significantly impacted by the sales of investees in 2001 (resulting in decreased equity in earnings) and the temporary investment of sales proceeds in low yielding cash equivalents pending future investments.

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

                                    Equity in Earnings (Loss)
                                   --------------------------
                                       Three Months Ended                               % Ownership
                                             March 31,                                as of March 31,
                                   --------------------------                    -------------------------
                                       2002          2001                           2002           2001
                                   -----------   ------------                    ---------      ----------
         Archstone                 $        --   $        7.3                           --              --
         CarrAmerica                        --            8.1                           --           46.1%
         ProLogis                         15.5           12.8                        28.1%           28.7%
         Regency(1)                       16.2           12.3                        59.0%           59.6%
         SC-U.S. Realty                     --          (16.6)                          --              --
         Storage USA(2)                    5.4            5.2                        41.1%           43.4%
                                   -----------      ---------
                                   $      37.1      $    29.1
                                   ===========      =========

        (1) Although Security Capital owns a majority interest of shares outstanding, this entity is not consolidated as voting rights do not exceed 49% per agreement with the investee.

        (2) On April 26, 2002, shareholders of Storage USA approved the acquisition of its assets by Security Capital Group. As a result, Security Capital owns 100% of Storage USA subsequent to March 31, 2002 (see note 7 to the consolidated financial statements for further discussion).


     Archstone

     Security Capital sold its remaining investment in Archstone in February 2001, realizing a gain of $217.1 million. Hence, Security Capital's equity in earnings from Archstone for the three months ended March 31, 2002 declined compared to 2001.

     CarrAmerica

     Security Capital sold its investment in CarrAmerica in 2001. Hence, Security Capital had no equity in earnings from CarrAmerica for the three months ended March 31, 2002.

     ProLogis

     ProLogis' earnings were $55.0 million and $44.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase was due primarily to greater income from temperature-controlled distribution operations and ProLogis property funds. Real estate assets managed in the property funds increased 53% from $2.1 billion at March 31, 2001 to $3.2 billion at March 31, 2002.

     Regency

     Regency's earnings were $24.5 million and $22.4 million for the three months ended March 31, 2002 and 2001, respectively. The increase was due to additional net operating income partially offset by higher interest expense. Net operating income increased due primarily to newly completed developments and from growth in rental rates at the operating properties. Same store NOI growth increased 2.2% over the same period in 2001. Interest expense increased due to higher debt balances.

     SC-U.S. Realty

     Security Capital acquired the assets of SC-U.S. Realty on January 12, 2001. From January 1 to January 16, 2001, SC-U.S. Realty recognized a loss of $16.6 million, primarily due to unrealized losses on investments as a result of overall changes in the market prices of its investments.

     Storage USA

     Storage USA's earnings were $11.9 million and $14.0 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to $2 million in special committee charges, in the first quarter of 2002, associated with the merger with Security Capital. Storage USA's same-store NOI growth over the same period 2001 was 1.7%. Net rental income increased primarily due to average rents increasing by 3.9% on a same-store basis. In addition, in 2001 Security Capital owned Storage USA for only 2 1/2 months in the first quarter as a result of the acquisition of SC-U.S. Realty on January 16, 2001.


Investments in Private Divisions

     Security Capital has significant investments in several real estate companies that operate as private divisions. Security Capital owns all or substantially all of each of these operating companies. Security Capital consolidates the results of the activities of Belmont, City Center Retail, and InterPark in 2002. During 2001, Security Capital consolidated its investments in CWS Communities and Homestead Village until they were sold.

     Belmont

     The increase in Belmont's property revenues and expense is due to additional operating properties. Belmont has eight operating properties. Four properties are stabilized and four are pre-stabilized at March 31, 2002, compared to six operating properties -- three stabilized and three pre-stabilized at March 31, 2001.

     CWS Communities

     Security Capital sold its investment in CWS Communities in 2001. Hence, Security Capital had no equity in earnings from CWS Communities for the three months ended March 31, 2002.

     City Center Retail

     City Center Retail has two operating properties and one property under redevelopment. Management is evaluating strategic alternatives, which could include the sale of a portion or all of its assets.

     Homestead

     Security Capital sold its investment in Homestead Village in 2001. Hence, Security Capital had no equity in earnings from Homestead Village for the three months ended March 31, 2002.

     InterPark

     InterPark had a loss of $0.9 million for the three months ended March 31, 2002 compared to a $1.9 million loss for the same period in 2001. The favorable variance is due primarily to the impact of acquisitions and the elimination of goodwill amortization due to purchase accounting resulting from the SC-U.S. Realty acquisition in 2001.

     Security Capital Research & Management

     Security Capital Research & Management manages or advises capital invested in publicly traded and privately owned real estate companies and securities for investment companies, institutional separate accounts and high net worth clients. The equity in earnings of Security Capital Research & Management's investees includes changes in unrealized gains or losses for SC-Preferred Growth and SC-US Real Estate Shares. These changes are a result of fluctuating market prices for the shares in their underlying investments and are reflected in earnings as these investees use fair value accounting. Fluctuations in market prices do not have an impact on cash flow. A general increase in security prices in the first quarter of 2002 has favorably affected such equity in earnings. Security Capital Research & Management continues to add new investment management clients. Assets managed for separate accounts increased from $899 million at March 31, 2001 to $2.0 billion at March 31, 2002.

     SC-Preferred Growth

     SC-Preferred Growth's increase in earnings for the three months ended March 31, 2002, compared to the same periods in 2001, were due primarily to changes in unrealized gains on investments as a result of overall changes in the market prices of its investments.

     SC-US Real Estate Shares

     The increase in earnings for the three months ended March 31, 2002 compared to the same period in 2001 was due to changes in unrealized gains or losses on investments as a result of overall changes in the market prices of its investments.

     SC-European Realty

     SC-European Realty's current investments are primarily in operating and development companies with significant pre-stabilized assets in three businesses. The decrease in earnings for the three months ended March 31, 2002 compared to the same period in 2001 was primarily due to the sale of operating properties in the last three quarters of 2001. On April 23rd, 2002, SC-European Realty reached an agreement with Fortis AG for the sale of its Belgian real estate operation, Bernheim Comofi S.A. and Interparking S.A., its pan-European off-street parking 85% owned affiliate. The disposal, on completion, will reduce total earnings in the future as the remaining companies owned by SC-European Realty will primarily be focused on self storage and UK business park developments where there are significant pre-stabilized assets. A substantial portion of SC-European Realty's earnings are generated by transactional activities in several of its investees. The timing and frequency of these activities are difficult to predict, which may lead to variations in consolidated results quarter to quarter.


Other Items

     Interest Expense

     Consolidated interest expense decreased to $26.1 million for the three months ended March 31, 2002, compared to $40.1 million for the three months ended March 31, 2001. This was due primarily to lower interest rates, as well as the decrease in outstanding indebtedness as a result of cash generated on the sales of Homestead Village Incorporated, CWS Communities Trust and CarrAmerica.

     Provision for Income Taxes

     The effective tax rate for the three months ended March 31, 2002 and 2001 was 34.9% and 34.1%, respectively. The effective tax rate in both periods was slightly lower than the expected corporate tax rate of 35% due to the non-taxable earnings of a foreign subsidiary.

     Security Capital's tax basis in any investee is generally equal to its original cost basis for such asset, reduced by the portion of the cumulative dividends received from such investee which have been characterized for tax purposes as return on capital.

     Security Capital's basis on which taxes would be calculated upon a sale of the investments in its strategic investees at March 31, 2002, was as follows (in thousands):

             Belmont                                       $  101,266
             City Center Retail                               188,515
             InterPark                                        206,642
             ProLogis                                         631,348
             Regency                                          713,556
             SC-European Realty                               440,548
             Storage USA                                      373,869

EBDADT

     Earnings before depreciation, amortization and deferred taxes (EBDADT) is considered by management to be an additional measure of operating performance for Security Capital and its affiliates, supplementing net earnings as measured by generally accepted accounting principles (GAAP). Among other things, GAAP net earnings includes the impact of real estate depreciation. The value of real estate assets generally changes in response to existing market conditions and does not necessarily diminish in value predictably over time, as historical cost depreciation implies. Therefore, consistent with real estate industry practice, EBDADT adjusts GAAP net earnings by eliminating real estate related depreciation. EBDADT of real estate investees which are not REITs or which conduct development-for-sale activities includes gains and losses on sales of operating properties. In evaluating performance internally, Security Capital distinguishes between normal operating activities (including recurring gains and losses therein) and strategic charges (primarily gains or losses resulting from decisions to sell investments in, or exit from, an entire real estate sector). Security Capital characterizes these gains or losses from strategic charges as "special items". Consistent with the equity method of accounting, Security Capital reflects in its EBDADT its share of basic EBDADT of each investee plus interest income and realized gains from each investee. EBDADT should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing or financing activities, or as a measure of Security Capital's liquidity.

         Components of EBDADT before special items are (in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                      2002             2001
                                                                                -------------      -----------
         Equity in EBDADT of investees/divisions                                $      73,706      $   137,348
         Interest and other income                                                     10,062            4,432
                                                                                -------------      -----------
             Total income                                                              83,768          141,780
                                                                                -------------      -----------
         Operating expenses                                                             9,212            7,870
         Interest expense                                                              17,151           22,667
                                                                                -------------      -----------
             Total expenses                                                            26,363           30,537
                                                                                -------------      -----------
         Convertible preferred share dividends                                          4,509            4,509
                                                                                -------------      -----------
         Basic EBDADT before current income taxes and special items                    52,896          106,734
             Current income tax expense                                                 5,576           12,638
                                                                                -------------      -----------
         Basic EBDADT before special items                                      $      47,320      $    94,096
                                                                                =============      ===========

     Equity in EBDADT decreased due to the sales of Archstone, CarrAmerica, CWS Communities and Homestead and the deployment of proceeds into lower yielding cash investments until the proceeds are re-deployed into real estate investments.

Liquidity and Capital Resources

     Cash Flow from Operations

     As of May 8, 2002, Security Capital had $0.5 billion of cash and cash equivalents. On April 26, 2002, Security Capital completed its acquisition of the entire public interest of Storage USA, Inc. for cash of approximately $905 million and the retention or repayment of approximately $945 million of Storage USA liabilities.

     Cash flow from operations decreased from $54.7 million to $44.1 million for the three months ended March 31, 2001 and 2002, respectively. Primarily as a result of the sale of Archstone Communities and CarrAmerica during 2001, dividends decreased by $17.0 million for the three months ended March 31, 2002 compared to the same period in 2001. Security Capital also sold its investment in Homestead Village and CWS Communities during 2001 resulting in lower property revenues, property expenses, interest expense and general and administrative expenses for the three months ended March 31, 2002 compared to the same period of 2001. Property revenues, net of property expenses, decreased by $38.8 million, interest expense declined by $14.0 million and general and administrative expenses declined by $3.8 million.

     Current taxes decreased by $64.6 million to $5.7 million at March 31, 2002 due to the tax on the gain on the sale of Archstone in the first quarter of 2001.

     Investment Activity

     Security Capital's investment activity primarily consists of allocations (redemptions) of its capital to its various affiliates. The following table summarizes Security Capital's capital allocations to its primary investments (in millions):

                                                                   Three Months Ended
                                                                        March 31,
                                                              -------------------------------
                                                                 2002                2001
                                                              ---------       ---------------
Allocations to (proceeds from sale of):
         Archstone                                            $     -         $    (700.3)
         Belmont                                                  2.4                12.5
         CarrAmerica                                                -               683.7 (1)
         City Center Retail                                         -               141.6 (1)
         CWS                                                        -               187.2 (1)
         InterPark                                               26.0 (2)           294.9 (1)
         Regency                                                    -               602.7 (1)
         Storage USA                                                -               265.4 (1)

Purchase of SC-U.S. Realty investees:
         Cash paid to dissenting shareholders of
             SC-U.S. Realty and transaction costs             $     -         $     142.0
         Payment to redeem SC-U.S. Realty
             Convertible Debentures                                 -               407.0
         Value of Security Capital Stock issued                     -               894.7

Real estate investment by consolidated investees:
             Belmont                                          $  14.2         $      15.3
             City Center Retail                                   0.5                 0.6
             CWS Communities                                        -                 0.9
             Homestead                                              -                 3.8
             InterPark                                           43.8                68.2

Real estate sales by consolidated investees:                  $ (15.4)        $     (80.3)

         (1)  2001 column reflects allocated purchase price paid to acquire SC-U.S. Realty's assets.
         (2)  Security Capital loaned InterPark $26.0 million in 2002.

Real estate investments reflect development activity at Security Capital's consolidated subsidiaries.

     Financing Activity

     In conjunction with the merger with GE Capital Corporation, on April 26, 2002, Security Capital terminated its line of credit with Wells Fargo Bank. As of that date, Security Capital maintained approximately $0.5 billion of cash and cash equivalents.

    Future Capital Commitments and Liquidity

     As of May 8, 2002, Security Capital and its subsidiaries have a remaining funding commitment of $33.6 million to SC-European Realty, $70.5 million to Belmont and $16.6 million to InterPark. At March 31, 2002, Belmont had approximately $16 million of unfunded commitments for developments under construction.

     Security Capital expects that existing cash balances and cash flows from operations will be sufficient to enable Security Capital to satisfy its anticipated cash requirements for operations and currently committed investments.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

        See Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Security Capital's exposure to interest rate and equity price risks. There have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A, Quantitative and Qualitative Disclosures About Market Risk", in Security Capital's 2001 Form 10-K, as compared to their respective book values at March 31, 2002.


PART II

Item 1. Legal Proceedings

        Security Capital and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of their business, none of which are expected to have a material adverse impact on Security Capital.


Item 4. Submission of Matters to a Vote of Security Holders

        Not available.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         12.1   Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends


    (b)  Reports on Form 8-K

         Date                       Items Reported
         ----                       --------------

         April 22, 2002             Item 4, Item 7

         April 29, 2002             Item 2, Item 7

         April 30, 2002             Item 5, Item 7

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






Date:  May 15, 2002

                                                                    Exhibit 12.1



                       SECURITY CAPITAL GROUP INCORPORATED
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (Dollar amounts in thousands)



                                 Three Months Ended
                                      March 31,                                   Year Ended December 31,
                                ---------------------     ------------------------------------------------------------
                                   2002         2001         2001        2000       1999(1)       1998        1997(2)
                                ---------   ---------     ----------  ---------   ----------   -----------  ----------
Earnings (loss) from Operations $  35,491   $ 251,556     $ 247,997   $ 434,689   $ (134,135)  $  (156,351) $   80,732
Less: Equity in earnings from
    equity investees              (44,105)    (26,841)     (140,835)   (369,045)     (78,899)       71,950    (170,576)
Add: Dividends received from
    equity investees               45,071      62,062       237,730     147,005      150,756       144,757     110,082
Other                                  --          --            --          --        2,612         7,124      18,003
                                ---------   ---------     ---------   ---------    ---------    ----------  ----------
Net Earnings (loss) from
   Operations                      36,457     286,777       344,892     212,649      (59,666)       67,480      38,241
Add:
    Interest Expense               26,082      40,098       122,544     108,558      133,454        82,203     104,434
                                ---------   ---------     ---------   ---------    ---------    ----------  ----------

Earnings as Adjusted            $  62,539   $ 326,875     $ 467,436   $ 321,207    $  73,788    $  149,683  $  142,675
                                =========   =========     =========   =========    =========    ==========  ==========

Fixed Charges:
    Interest Expense            $  26,082   $  40,098     $ 122,544   $ 108,558    $ 133,454    $   82,203  $  104,434
    Capitalized Interest            1,090         361         5,845       3,192        8,209        26,703      69,883
                                ---------   ---------     ---------   ---------    ---------    ----------  ----------

    Total Fixed Charges         $  27,172   $  40,459     $ 128,389   $ 111,750    $ 141,663    $  108,906  $  174,317
                                =========   =========     =========   =========    =========    ==========  ==========

Ratio of Earnings to Fixed
    Charges                           2.3         8.1           3.6         2.9          0.5           1.4         0.8
                               ==========   =========     =========   =========   ==========    ==========  ==========


(1)      In 1999, earnings as adjusted were $67,875 less than total fixed charges.
(2)      In 1997, earnings as adjusted were $31,642 less than total fixed charges.

                                                                    Exhibit 12.2



                       SECURITY CAPITAL GROUP INCORPORATED
               COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
                      CHARGES AND PREFERRED SHARE DIVIDENDS
                          (Dollar amounts in thousands)

                                  Three Months Ended
                                       March 31,                                   Year Ended December 31,
                               -----------------------   -------------------------------------------------------------
                                  2002          2001        2001         2000     1999(1)      1998          1997(2)
                               ----------    ---------   ---------    ---------- ---------  -----------    -----------
Earnings (loss) from Operations $ 35,491     $ 251,556   $ 247,997    $  434,689 $(134,135)  $ (156,351)   $    80,732
Less: Equity in earnings from
    equity investees             (44,105)      (26,841)   (140,835)     (369,045)  (78,899)      71,950       (170,576)
Add: Dividends received from
    equity investees              45,071        62,062     237,730       147,005   150,756      144,757        110,082
Other                                 --            --          --            --     2,612        7,124         18,003
                               ---------    ----------    --------    ---------- ---------    ---------    -----------
Net Earnings (loss) from
    Operations                    36,457       286,777     344,892       212,649   (59,666)      67,480         38,241
Add:
    Interest Expense              26,082        40,098     122,544       108,558   133,454       82,203        104,434
                               ---------    ----------    --------    ---------- ---------    ---------    -----------

Earnings as Adjusted           $  62,539    $  326,875    $467,436    $  321,207 $  73,788    $ 149,683    $   142,675
                               =========    ==========    ========    ========== =========    =========    ===========
Combined Fixed Charges and
    Preferred Share Dividends:
    Interest Expense           $  26,082    $   40,098    $122,544    $  108,558 $ 133,454    $  82,203    $   104,434
    Capitalized Interest           1,090           361       5,845         3,192     8,209       26,703         69,883
                               ---------    ----------    --------    ---------- ---------    ---------    -----------

                                  27,172        40,459     128,389       111,750   141,663      108,906        174,317
    Preferred Share Dividends(3)   6,930         6,846      21,427        24,876    20,280       22,368(4)      15,416
                               ---------    ----------    --------    ---------- ---------    ---------    -----------

Combined Fixed Charges and
    Preferred Share Dividends  $  34,102    $   47,305     $149,816   $  136,626 $ 161,943    $ 131,274    $   189,733
                               =========    ==========     ========   ========== =========    =========    ===========

Ratio of Earnings to Combined Fixed
    Charges and Preferred Share
    Dividends                        1.8          6.9          3.1           2.4       0.5          1.1            0.8
                               =========    =========     ========    ========== =========    =========    ===========


(1)  In 1999, earnings as adjusted were $88,155 less than total fixed charges.
(2)  In 1997, earnings as adjusted were $47,058 less than total fixed charges.
(3)  The preferred dividends have been increased to show a pretax basis.
(4) Excludes a one-time non-cash dividend of $19.8 million incurred in conjunction with the exchange of Series A Preferred Shares for Series B
     Preferred Shares.